Form 10-Q
period 1998-06-28
GRAHAM PACKAGING HOLDINGS CO
filed 1998-08-13
CIK 1061507

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 28, 1998
                                      OR

       [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________
Commission file number

                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     23-2553000
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                           1110 East Princess Street
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17403
                                  (zip code)
                                (717) 849-8500
             (Registrant's telephone number, including area code)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filled by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___. No_X_.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX


                         PART I. FINANCIAL INFORMATION

                                                                                                   Page Number
ITEM     1:       Condensed Financial Statements:

                  CONDENSED BALANCE SHEETS -
                           At June 28, 1998 and December 31, 1997................................         3

                  CONDENSED STATEMENTS OF OPERATIONS - For the Three months
                           and Six Months Ended June
                           28, 1998 and June 29, 1997............................................         4

                  CONDENSED STATEMENTS OF PARTNERS' CAPITAL/ OWNER'S EQUITY
                           (DEFICIT)- For the Year Ended December 31, 1997 and
                           Six Months
                           Ended June 28, 1998...................................................         5

                  CONDENSED STATEMENTS OF CASH FLOWS - For the
                           Six Months Ended June 28, 1998 and June 29, 1997......................         6

                  NOTES TO CONDENSED FINANCIAL STATEMENTS........................................         7

Item     2:       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................        14


                          PART II. OTHER INFORMATION

Item     1:       Legal Proceedings..............................................................        20
Item     6:       Exhibits and Reports on Form 8-K...............................................        20

Signature: ......................................................................................        21

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                  June 28,       December 31,
                                                                                    1998             1997
                                                                                  ---------        ---------
                                                                                      (In thousands)

Current assets:
   Cash and cash equivalents ..............................................       $   5,088        $   7,218
   Accounts receivable, net ...............................................          80,528           69,295
   Inventories ............................................................          30,789           32,236
   Prepaid expenses and other current assets ..............................          11,581            9,198
                                                                                  ---------        ---------
Total current assets ......................................................         127,986          117,947
Property, plant, and equipment, net .......................................         280,570          260,296
Other assets ..............................................................          35,593            7,248
                                                                                  ---------        ---------
Total assets ..............................................................       $ 444,149        $ 385,491
                                                                                  =========        =========

LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses ..................................       $ 105,213        $ 108,361
   Current portion of long-term debt ......................................           6,521            4,771
                                                                                  ---------        ---------
Total current liabilities .................................................         111,734          113,132
Long-term debt ............................................................         760,699          263,694
Other non-current liabilities .............................................           3,963            3,345
Minority interest .........................................................              --            4,983
Commitments and contingencies .............................................              --               --
Partners' capital/Owners' equity (deficit):
Partner's/Owners' capital (deficit) .......................................        (431,410)          20,383
Notes receivable for ownership interests ..................................              --          (20,240)
Other comprehensive income ................................................            (837)             194
                                                                                  ---------        ---------
Total Partners' capital/Owners' equity (deficit) ..........................        (432,247)             337
                                                                                  ---------        ---------
Total liabilities and Partners' capital/Owners' equity (deficit) ..........       $ 444,149        $ 385,491
                                                                                  =========        =========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three Months Ended                 Six Months Ended
                                                                  ------------------------------    -----------------------------
                                                                  June 28, 1998    June 29, 1997    June 28, 1998    June 29,1997
                                                                  -------------    -------------    -------------    ------------
                                                                                          (In thousands)
Net sales ...................................................       $ 145,053        $ 134,648        $ 279,471        $ 251,108
Cost of goods sold ..........................................         113,161          111,011          223,002          209,666
                                                                    ---------        ---------        ---------        ---------
                                                                       31,892           23,637           56,469           41,442
Selling, general, and administrative expenses ...............           8,282            8,619           16,704           16,937
Special charges and unusual items ...........................           1,937            2,150           16,835            3,682
                                                                    ---------        ---------        ---------        ---------
Operating income ............................................          21,673           12,868           22,930           20,823
Recapitalization expenses ...................................              --               --           11,496               --
Interest expense, net .......................................          18,262            3,474           30,201            6,734
Other (income) expense ......................................             (30)            (166)             131              163
Minority interest ...........................................              --               44               --               44
                                                                    ---------        ---------        ---------        ---------
Income (loss) before income taxes and extraordinary
item ........................................................           3,441            9,516          (18,898)          13,882
Income tax provision ........................................              --              180                8              180
                                                                    ---------        ---------        ---------        ---------
Income (loss) before extraordinary item .....................           3,441            9,336          (18,906)          13,702
Extraordinary loss from early extinguishment of debt ........              --               --              675               --
                                                                    ---------        ---------        ---------        ---------
Net income (loss) ...........................................       $   3,441        $   9,336        $ (19,581)       $  13,702
                                                                    =========        =========        =========        =========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY

      CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                                               Notes
                                                             Partners'/      Receivable
                                                               Owners           For             Other
                                                              Capital         Ownership     Comprehensive
                                                             (Deficit)        Interests         Income            Total
                                                             ---------        ---------        ---------        ---------
                                                                                    (In thousands)
Balance at January 1, 1997 ...........................       $  38,715        $ (20,240)       $  (1,670)       $  16,805
                                                                                                                ---------
  Net income for the year ............................          10,213               --               --           10,213
  Cumulative translation adjustment ..................              --               --            1,864            1,864
                                                                                                                ---------
  Comprehensive income ...............................                                                             12,077
                                                                                                                ---------
  Cash distributions to owners .......................         (28,737)              --               --          (28,737)
  Other ..............................................             192               --               --              192
                                                             ---------        ---------        ---------        ---------
Balance at December 31, 1997 .........................          20,383          (20,240)             194              337
  Net loss for the period ............................         (19,581)              --               --          (19,581)
  Cumulative translation adjustment ..................              --               --           (1,031)          (1,031)
                                                                                                                ---------
  Comprehensive income ...............................                                                            (20,612)
                                                                                                                ---------
  Cash distributions to owners .......................            (624)              --               --             (624)
  Recapitalization ...................................        (431,588)          20,240               --         (411,348)
                                                             ---------        ---------        ---------        ---------
Balance at June 28,1998 ..............................       $(431,410)       $      --        $    (837)       $(432,247)
                                                             =========        =========        =========        =========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                   ------------------------------
                                                                                   June 28, 1998    June 29, 1997
                                                                                   -------------    -------------
                                                                                         (In thousands)
Operating activities:
  Net (loss) income ..........................................................       $ (19,581)       $  13,702
    Adjustments to reconcile net (loss) income  to net cash
      (used in) provided by operating activities:
    Depreciation and amortization ............................................          17,948           20,105
    Amortization of debt issuance fees .......................................           1,559              154
    Accretion of Senior Discount Notes .......................................           4,356               --
    Extraordinary loss .......................................................             675               --
    Write-off of license fees ................................................           1,436               --
    Minority interest ........................................................              --               44
    Equity income in earnings of joint venture ...............................            (150)            (137)
    Foreign currency transaction loss ........................................              19               95
    Other non-cash items .....................................................           1,554               --
    Changes in operating assets and liabilities, net of
      Acquisition of business:
      Accounts receivable ....................................................         (11,169)         (12,594)
      Inventories ............................................................           1,213           (3,196)
      Prepaid expenses and other current assets ..............................          (1,883)          (1,057)
      Accounts payable and accrued expenses ..................................          (3,311)          14,505
Net cash (used in) provided by operating activities ..........................          (7,334)          31,621

Investing activities:
      Net purchases of property, plant, and equipment ........................         (41,478)         (22,506)
      Acquisition of Brazilian business ......................................          (2,995)         (21,500)
      Other ..................................................................            (879)            (358)
                                                                                     ---------        ---------
Net cash used in investing activities ........................................         (45,352)         (44,364)

Financing activities:
      Net proceeds from issuance of long-term debt ...........................         758,958           32,827
      Recapitalization debt repayments .......................................        (264,410)              --
      Recapitalization owner note payments ...................................          20,240               --
      Recapitalization cash distributions to owners ..........................        (429,566)              --
      Other cash distributions to owners .....................................            (624)         (11,754)
      Debt issuance fees .....................................................         (34,239)              --
                                                                                     ---------        ---------
Net cash provided by financing activities ....................................          50,359           21,073
Effect of exchange rate changes ..............................................             197              140
                                                                                     ---------        ---------
(Decrease) increase in cash and cash equivalents .............................          (2,130)           8,470
Cash and cash equivalents at beginning of period .............................           7,218            3,431
                                                                                     ---------        ---------
Cash and cash equivalents at end of period ...................................       $   5,088        $  11,901
                                                                                     =========        =========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


1.    Basis of Presentation

         The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed combined balance sheet as of December 31, 1997, is derived from audited financial statements. The condensed combined financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

         The financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, an Italian SRL; Graham Packaging France Partners, G.P.; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industriais e Comerciais S.A.; Graham Packaging Canada, Ltd., a Canadian limited liability company; Graham Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Group. Prior to February 2, 1998, these operations were under common control by virtue of ownership by the Donald C. Graham family. In addition, the financial statements include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings, whose purpose is solely to act as co-obligor of the Senior Subordinated Notes and Senior Discount Notes, respectively. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. These entities and assets are collectively referred to as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization on February 2, 1998, the condensed financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under control. All amounts in the combined financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the combined and consolidated financial statements.

         Since the Recapitalization Holdings has had no assets, liabilites or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II and the Senior Discount Notes and related unamortized issuance costs.

         Holdings has fully and unconditionally guaranteed the Senior Subbordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis. Holdings is jointly and severally liable with GPC Capital Corp. II with respect to all obligations on the Senior Discount Notes of Holdings and GPC Capital Corp. II. Condensed financial data for the Operating Company is presented in Note 10. No separate financial statements are presented for GPC Capital Corp. I and GPC Capital Corp. II. As indicated above, GPC Capital Corp. I and GPC Capital Corp. II have no independent operations, and Management has determined that separate financial statements for GPC Capital Corp. I and GPC Capital Corp. II would not be material to investors.


2.   Recapitalization

         Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"),
(i) Holdings, (ii) the owners of the Group (the "Graham Partners") and (iii) BMP/Graham Holdings Corporation, a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P. ("Investor LP"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998.

         The principal components and consequences of the Recapitalization included the following:

             o A change in the name of Holdings to Graham Packaging Holdings Company;

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


2.    Recapitalization--(Continued)

             o The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company";

             o The contribution by certain Graham Partners to the Group of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;

             o The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the New Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;

             o The issuance of $225 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of Notes;

             o The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries;

             o The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management);

             o The redemption by Holdings of certain partnership interests in Holdings held by the Graham Partners for $429.6 million;

             o The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Partners for $208.3 million.

             o The repayment by the Graham Partners of amounts owed to Holdings under the $20.2 million promissory notes;

             o The recognition of additional compensation expense under the Equity Appreciation Plan;

             o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management; and

             o    The execution of various other agreements among the parties.

         As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings, and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Partners or affiliates thereof or other entities controlled by Donald C. Graham and his family, have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

         As a result of the Recapitalization, the Group incurred charges of approximately $34 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $24.8 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the consolidated financial statements. The group will also incur compensation expense totaling $10.7 million related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 8.

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


3.  Debt Arrangements

         On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement consists of three term loans to the Operating Company totaling $395 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments beginning June 30, 1998 through January 31, 2007, and require payments of $3,200,000 in 1998, $3,200,000 in 1999, $13,200,000 in 2000,
$18,200,000 in 2001 and $23,200,000 in 2002. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Interest paid during the six months ended June 28, 1998 and June 29, 1997 was $11,306,000 and $6,699,000, respectively.

         The Recapitalization also included the issuance of $225 million in Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds in Senior Discount Notes ($169 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

         The Operating Company has entered into two U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $300 million of the term loans, on $200 million through April 9, 2002 at 5.8075% and on $100 million through April 9, 2003 at 5.77%.

         Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.



4.   Related Party Transactions

         Pursuant to the Recapitalization Agreement, the Graham Partners have agreed that neither they nor their affiliates will, subject to certain exceptions, for a period of five years from and after the Closing of the Recapitalization, engage in the manufacture, assembly, design, distribution or marketing for sale of rigid plastic containers for the packaging of consumer products less than ten liters in volume.

         Also pursuant to the Recapitalization Agreement, Holdings entered into an Equipment Sales, Service and Licensing Agreement and a Consulting Agreement with certain entities controlled by Donald C. Graham and members of his family and a Partners Registration Rights Agreement with partners of Holdings and certain other entities. Additionally, Holdings has entered into a Monitoring Agreement with Blackstone Management Partners III for advisory and consulting services.

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998

5.   Inventories

         Inventories consisted of the following:

                                                                                  June 28,      December 31,
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                       (in thousands)
       Finished goods.....................................................        $19,774         $18,759
       Raw materials and parts............................................         12,985          15,447
                                                                                  -------        --------
                                                                                   32,759          34,206
       Less LIFO allowance................................................          1,970           1,970
                                                                                  -------        --------
                                                                                  $30,789        $ 32,236
                                                                                  =======        ========

6.   Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                                                   June 28,      December 31,
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                         (in thousands)
       Accounts payable...................................................         $  52,875      $  56,547
       Accrued employee compensation and benefits.........................            12,301         16,305
       Special charges and unusual items..................................             3,325         18,472
       Accrued interest...................................................            13,651            512
       Other..............................................................            23,061         16,525
                                                                                    --------       --------
                                                                                    $105,213       $108,361

7.   Income Taxes

         The Group does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the owners. For the Group's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 1998 and 1997, the Group's various taxable entities incurred additional net operating loss carryforwards for which no benefit has been recognized.


8.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three and six month periods ended June 28, 1998 and June 29, 1997, in thousands of dollars, were as follows:

                                                   Three Months                 Six Months
                                              ---------------------       ---------------------
                                                1998          1997          1998          1997
                                              -------       -------       -------       -------
          Systems Conversion                  $   409       $    --       $   775       $    --
          Recapitalization compensation         1,528            --        16,060            --
          Litigation                               --         2,150            --         3,682
                                              -------       -------       -------       -------
                                              $ 1,937       $ 2,150       $16,835       $ 3,682
                                              =======       =======       =======       =======

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998



8.    Special Charges and Unusual Items--(Continued)

         The systems conversion expenses relate to outside consulting and other incremental costs incurred by Holdings in 1998 as it commenced a project to evaluate and assess its information systems and related hardware to ensure that they will be year 2000 compliant. As part of this process, the Group has engaged outside consultants to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software.

         Recapitalization expenses included in special charges and unusual items relate to compensation and to write-off of unamortized licensing fees. Additionally, Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years.

         The litigation costs are primarily costs incurred and accrued by the Group for legal fees in connection with the claims against the Group for alleged patent infringements and the counterclaims brought by the Group alleging violations of federal antitrust law by the plaintiffs. See Note 9.


9.  Contingencies

         The Group is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Group with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such liability will not be material to the business, financial condition, results of operations or cash flows of the Group.

         Holdings was sued in May, 1995, for alleged patent infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California (the "JCI Litigation"). JCI alleged that Holdings was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees and alleged that Holdings infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December, 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits have been consolidated for all purposes. Holdings has answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. Holdings has also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition in the market for hot-fill PET plastic containers. In March, 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

         On March 10, 1998, the Court entered summary judgment in favor of JCI and against the Group regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Group's defenses. On March 6, 1998, the Group filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Group's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. In June 1998, the Company finalized the settlement of the JCI-Schmalbach litigation. The amount paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997.

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998



10.      Condensed Operating Company Data

         Condensed financial data for the Operating Company as of June 28, 1998, in thousands of dollars, was as follows:

       Current assets.........................................................     $     127,986
       Noncurrent assets......................................................           311,572
       Total assets...........................................................           439,558
       Current liabilities....................................................           111,727
       Noncurrent liabilities.................................................           659,694
       Partners' capital......................................................          (331,863)

     Condensed financial data for the Operating Company for the three and six month periods ended June 28, 1998, in thousands of dollars, was as follows:

                                                                                  Three Months    Six Months
                                                                                  ------------    ----------
       Sales..................................................................    $   145,053     $ 279,471
       Gross profit...........................................................         31,892        56,469
       Income (loss) from continuing operations...............................          6,243       (13,371)
       Net income (loss)......................................................          6,243       (14,046)

     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such information is not material to investors. Additionally, condensed financial data of the Operating Company is not presented for the corresponding periods in 1997 because separate financial information for the Operating Company prior to the Recapitalization would not be comparable.



11.      Comprehensive Income

         Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income for the three and six month periods ended June 28, 1998 and June 29, 1997, in thousands of dollars, was as follows:

                                                 Three Months                    Six Months
                                            ------------------------       ------------------------
                                              1998            1997           1998            1997
                                            --------        --------       --------        --------
          Net Income (loss)                 $  3,441        $  9,336       $(19,581)       $ 13,702
          Foreign Currency                      (332)            933         (1,031)          3,154
                                            --------        --------       --------        --------
          Comprehensive income (loss)       $  3,109        $ 10,269       $(20,612)       $ 16,856
                                            ========        ========       ========        ========


12.  New Accounting Pronouncements Not Yet Adopted

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Group will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not completed its review of Statement 131 and has not determined the impact adoption will have on the Group's financial statement disclosures.

                       GRAHAM PACKAGING HOLDINGS COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


12.  New Accounting Pronouncements Not Yet Adopted-- (Continued)


         In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Group on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Group currently capitalizes certain external costs and expenses all other costs as incurred. The Group has not yet assessed what the impact of the SOP will be on the Group's future earnings or financial position.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This standard revises employer's disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Group's financial statements for the year ended December 31, 1998.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of Statement No. 133 and has not determined the impact adoption will have on the Company's financial statements.


13.      Subsequent Events

         On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price of $41,477,000. The acquisition will be recorded under the purchase method of accounting and accordingly, the results of operation of the acquired operations will be included in the financial statements of the Company beginning on July 27, 1998.

         On August 13, 1998, the Company amended its New Credit Agreement to provide for up to an additional $175 million in term loan borrowings. Principal payments required under this new term facility are payable in quarterly installments beginning March 31, 1999 through January 31, 2007, with payments of $1.8 million in each of the next five years.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations


         Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                  The Private Litigation Reform Act of 1995 provides a "Safe Harbor" for certain forward-looking statements. This Form 10-Q includes "forward-looking" within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.


         Overview

                  The Company is a worldwide leader in the design, manufacture and sale of custom blow-molded rigid plastic bottles for the automotive, food and beverage and household cleaning & personal care (HC/PC) business. Management believes that critical success factors to the Company's business are its ability to (i) serve the complex packaging demands of its customers which include some of the world's largest branded customer products companies, (ii) forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic, and (iii) make the correct investments in plant and technology necessary to satisfy the two forces mentioned above.

                  Management believes that there are major synergistic acquisition, joint venture and other opportunities across the Company's businesses. In this regard, the Company acquired certain assets and liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, 80% of which were acquired on April 30, 1997 and the remaining 20% on February 17, 1998.

                  Based on industry data, the following table summarizes average market price per pound of PET and HDPE resins:

                        Three Months Ended June    Six Months Ended June
                            1998         1997         1998         1997
                            ----         ----         ----         ----

          PET             $ 0.55       $ 0.49       $ 0.54       $ 0.46
          HDPE              0.39         0.38         0.40         0.36


                  In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of HDPE and PET resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that an analysis of the cost of goods sold, as well as certain other expense items, should not be performed as a percentage of net sales.

         Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenue:

                                   Three Months Ended                                     Six Months Ended
                      ----------------------------------------------      ----------------------------------------------
                          June 28, 1998             June 29, 1997             June 28, 1998             June 29, 1997
                      --------------------      --------------------      --------------------      --------------------
Automotive            $   50.5        34.8%     $   52.7        39.2%     $   95.5        34.2%     $   96.6        38.5%

Food & Beverage           51.6        35.6          38.5        28.6          97.6        34.9          69.5        27.7

HC/PC                     43.0        29.6          43.4        32.2          86.4        30.9          85.0        33.8
                      --------     -------      --------     -------      --------     -------      --------     -------

Total Net Sales       $  145.1       100.0%     $  134.6       100.0%     $  279.5       100.0%     $  251.1       100.0%
                      ========     =======      ========     =======      ========     =======      ========     =======


                                   Three Months Ended                                     Six Months Ended
                      ----------------------------------------------      ----------------------------------------------
                          June 28, 1998             June 29, 1997             June 28, 1998             June 29, 1997
                      --------------------      --------------------      --------------------      --------------------
North America         $  122.2        84.2%     $  115.5        85.8%     $  234.5        83.9%     $  215.0        85.6%

Europe                    17.7        12.2          16.0        11.9          34.9        12.5          33.0        13.2

Latin America              5.2         3.6           3.1         2.3          10.1         3.6           3.1         1.2
                      --------     -------      --------     -------      --------     -------      --------     -------

Total Net Sales       $  145.1       100.0%     $  134.6       100.0%     $  279.5       100.0%     $  251.1       100.0%
                      ========     =======      ========     =======      ========     =======      ========     =======


         Three Months Ended June 28, 1998 Compared to Three Months Ended June 29, 1997

         Net Sales. Net sales for the three months ended June 28, 1998 increased $10.5 million to $145.1 million from $134.6 million for the three months ended June 29, 1997. The increase in sales was primarily due to a 10.5% increase in unit volume, a 6.0% increase in resin pounds sold and changes in product mix. The most significant geographic increase in net sales was in North America, where sales for the three months ended June 28, 1998 were $6.7 million or 5.8% greater than in the three months ended June 29, 1997. The North American sales increase included higher unit volume of 5.5% and higher pounds sold of 5.3%. North American sales in the food and beverage business contributed $10.3 million. to the increase, while sales in the automotive business and HC/PC business were $2.4 million and $1.2 million lower, respectively. Sales for the three months ended June 28, 1998 in Europe were up $1.7 million or 10.6% from the three months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 28.5% increase in units and a 1.9% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $2.1 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

         Gross Profit. Gross profit for the three months ended June 28, 1998 increased $8.3 million to $31.9 million from $23.6 million for the three months ended June 29, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $6.1 million or 25.9%. Additionally, gross profit for the three months ended June 28, 1998 increased $1.8 million in Europe and $0.4 million in Latin America when compared to the three month period ended June 29, 1997.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 28, 1998 declined $0.3 million to $8.3 million from $8.6 million for the three months ended June 29, 1997. As a percent of sales, selling, general and administrative expenses declined to 5.7% of sales in 1998 from 6.4% in 1997. The decline is due primarily to lower costs in Europe of $0.5 million as a result of the elimination of duplicative costs incurred prior to the Recapitalization, the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire and to the Company's continued effort to control these costs. Offsetting, this decrease in 1998 selling, general and administrative expenses is the inclusion of the Company's Latin America subsidiary which was acquired in the second quarter of 1997.

         Special Charges and Unusual Items. Special charges and unusual items decreased $0.2 million for the three months ended June 28, 1998 from $2.1 million for the three months ended June 29, 1997. Special charges and unusual items in the three months ended June 28, 1998 included costs related to year 2000 system conversion expenditures of $0.4 million (see "Information Systems Initiative" for a further discussion), and Recapitalization compensation costs of $1.5 million. The special charges and unusual items in the three months ended June 29, 1997 reflect legal fees related to the JCI Schmalbach-Lubeca litigation.

         Interest Expense, Net. Interest expense, net increased $14.8 million to $18.3 million (including $2.8 million of non-cash interest on the Senior Discount Notes) for the three months ended June 28, 1998 from $3.5 million for the three months ended June 29, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

         Other (Income) Expense. Other (income) expense decreased $0.2 million for the three months ended June 28, 1998 from ($0.2) million for the three months ended June 29, 1997. The lower income was due primarily to a lower net foreign exchange gain/loss in the three months ended June 28, 1998 as compared to the three months ended June 29, 1997.

         Net Income. Primarily as a result of factors discussed above, net income for the three months ended June 28, 1998 was $3.4 million compared to net income of $9.3 million for the three months ended June 29, 1997.


         Six Months Ended June 28, 1998 Compared to Six Months Ended June 29,
         1997

         Net Sales. Net sales for the six months ended June 28, 1998 increased $28.4 million to $279.5 million from $251.1 million for the six months ended June 29, 1997. The increase in sales was primarily due to a 12.2% increase in unit volume, a 10.8% increase in resin pounds sold and changes in product mix. The most significant geographic increase in net sales was in North America, where sales for the six months ended June 28, 1998 were $19.5 million or 9.1% greater than in the six months ended June 29, 1997. The North American sales increase included higher unit volume of 7.0% and higher pounds sold of 9.7%. North American sales in the food and beverage business contributed $24.1 million. to the increase, while sales in the automotive business and HC/PC business were $4.3 million and $0.3 million lower, respectively. Sales for the six months ended June 28, 1998 in Europe were up $1.9 million or 5.8% from the six months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 26.1% increase in units and a 2.1% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $7.0 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

         Gross Profit. Gross profit for the six months ended June 28, 1998 increased $15.1 million to $56.5 million from $41.4 million for the six months ended June 29, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $12.7 million or 30.9%. Additionally, gross profit for the six months ended June 28, 1998 in Europe increased $1.4 million and $1.0 million in Latin America when compared to the six month period ended June 29, 1997.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 28, 1998 declined $0.2 million to $16.7 million from $16.9 million for the six months ended June 29, 1997. As a percent of sales, selling, general and administrative expenses declined to 6.0% of sales in 1998 from 6.7% in 1997. The decline is due primarily to lower costs in Europe of $1.0 million as a result of the elimination of duplicative costs incurred prior to the Recapitalization, the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire and to the Company's continued effort to control these costs. Offsetting, this decrease in 1998 selling, general and administrative expenses is the inclusion of the Company's Latin America subsidiary which was acquired in the second quarter of 1997.

         Special Charges and Unusual Items. Special charges and unusual items increased $13.1 million for the six months ended June 28, 1998 from $3.7 million for the three months ended June 29, 1997. Special charges and unusual items in the six months ended June 28, 1998 included costs related to year 2000 system conversion expenditures of $0.8 million (see "Information Systems Initiative" for a further discussion), and Recapitalization compensation costs of $16.0 million. The special charges and unusual items in the six months ended June 29, 1997 reflect legal fees related to the JCI Schmalbach-Lubeca litigation.

         Interest Expense, Net. Interest expense, net increased $23.5 million to $30.2 million (including $4.4 million of non-cash interest on the Senior Discount Notes) for the six months ended June 28, 1998 from $6.7 million for the six months ended June 29, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

         Other (Income) Expense. Other (income) expense of $0.1 million for the six months ended June 28, 1998 compared to $0.2 million for the six months ended June 29, 1997. The lower expense was due primarily to a lower net foreign exchange gain/loss in the six months ended June 28, 1998 as compared to the six months ended June 29, 1997.

         Net Income. Primarily as a result of factors discussed above, net loss for the six months ended June 28, 1998 was $19.6 million compared to net income of $13.7 million for the six months ended June 29, 1997.


         Effect of Changes in Exchange Rates

                  In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company in the three and six month periods ended June 28, 1998.


         Information Systems Initiative

                  The Company has completed an evaluation and assessment to ensure that its information systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of Enterprise Resource Planning Software. As a result of this evaluation and assessment, the Company has decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and payroll and human resources system.

                  The Company expects to have its remediation efforts completed by the end of 1999, and does not expect any material impact on its results of operations, liquidity or financial position due to incomplete or untimely resolution of the year 2000 issue. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to adequately address their year 2000 issues would not have a material adverse effect on the Company.


         Derivatives

                  The Company enters into interest rate collar and swap agreements to hedge the exposure to increasing rates with respect to its Credit Agreement. The differential to be paid or received as a result of these collar and swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Credit Agreement, which was not material in the three and six month periods ended June 28, 1998 and the three and six month periods ended June 29, 1997.

         Liquidity and Capital Resources

                  In the six month period ended June 28, 1998, the Company funded, through its various borrowing arrangements, $7.3 million of operating activities and $45.4 million of investing activities, including $41.5 million of capital expenditures and $3.0 million of investments.

                  On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount as maturity). Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $30.9 million. At June 28, 1998, the Company's outstanding indebtedness was $767.2 million.

                  Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $6.9 million to $32.3 million for the three months ended June 28, 1998 from $25.4 million for the three months ended June 29, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $13.2 million to $57.6 million for the six months ended June 28, 1998 from $44.4 million for the six months ended June 29, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

                  During 1998, the Company expects to incur capital expenditures of approximately $160 million, of which approximately $17.0 million will be related to maintaining its plant and operations and $6.5 million will be related to a new MIS system in North America. However, total capital expenditures for 1998 may vary significantly depending on the timing of growth related opportunities. On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price of $41.5 million. Additionally, the Company plans to acquire two plastic bottle manufacturing operations in South America for a total of approximately $28 million. The purchase price for the completed acquisition and the proposed aggregate purchase price for the two planned acquisitions are not included in the $160 million estimate referred to above. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the New Credit Agreement. On August 13, 1998, the Company amended its New Credit Agreement to provide additional financing for its planned capital expenditures and acquisitions. The amendment provides for up to an additional $175 million in term loan borrowings, payable in quarterly installments beginning March 31, 1999 through January 31, 2007, and requires payments of $1.8 million in each of the next five years.

                  Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and
         (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

                  In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Facility. See Note 9 to the Condensed Financial Statements.

                  The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. The Company makes tax distributions to its partners to reimburse them for such tax obligations. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.

         New Accounting Pronouncements Net Yet Adopted

                  In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not completed its review of Statement 131 and has not determined the impact adoption will have on the Company's financial statement disclosures.

                  In March 1998, the AICPA issued SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Company on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes certain external costs and expenses all other costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

                  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Post-Retirement Benefits. This standard revises employer's disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Company's financial statements for the year ended December 31, 1998.

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of Statement No. 133 and has not determined the impact adoption will have on the Company's financial statements.

PART II           OTHER INFORMATION


Item 1.           Legal Proceedings

                           Holdings was sued in May, 1995, for alleged patent
                  infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California (the "JCI Litigation"). JCI alleged that Holdings was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees and alleged that Holdings infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December, 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits have been consolidated for all purposes. Holdings has answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. Holdings has also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition in the market for hot-fill PET plastic containers. In March, 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

                           On March 10, 1998, the Court entered summary
                  judgment in favor of JCI and against the Group regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Group's defenses. On March 6, 1998, the Group filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Group's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. In June 1998, the Company finalized the settlement of the JCI-Schmalbach litigation. The amount paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27       Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the quarter ended June 28, 1998.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 13, 1998


                        GRAHAM PACKAGING HOLDINGS COMPANY
                        (Registrant)

                        By  BCP/Graham Holdings L.L.C.,
                                its General Partner


                        /s/ John E. Hamilton
                        -----------------------------------
                        John E. Hamilton
                        Vice President, Finance and Administration
                        (chief accounting officer and duly authorized officer)