Form 10-Q/A
period 1998-06-28
GRAHAM PACKAGING HOLDINGS CO
filed 1998-08-14
CIK 1061507

                                  FORM 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

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

                  Based on industry data, the following table summarizes average market price per pound of PET and HDPE resins:

                        Three Months Ended June    Six Months Ended June
                            1998         1997         1998         1997
                            ----         ----         ----         ----

          PET             $ 0.55       $ 0.49       $ 0.54       $ 0.46
          HDPE              0.39         0.49         0.40         0.47


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
                      ========     =======      ========     =======      ========     =======      ========     =======


         Three Months Ended June 28, 1998 Compared to Three Months Ended June 29, 1997

         Net Sales. Net sales for the three months ended June 28, 1998 increased $10.5 million to $145.1 million from $134.6 million for the three months ended June 29, 1997. The increase in sales was primarily due to a 10.5% increase in unit volume, a 6.0% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. The most significant geographic increase in net sales was in North America, where sales for the three months ended June 28, 1998 were $6.7 million or 5.8% greater than in the three months ended June 29, 1997. The North American sales increase included higher unit volume of 5.5% and higher pounds sold of 5.3%. North American sales in the food and beverage business contributed $10.3 million. to the increase, while sales in the automotive business and HC/PC business were $2.4 million and $1.2 million lower, respectively. Sales for the three months ended June 28, 1998 in Europe were up $1.7 million or 10.6% from the three months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 28.5% increase in units and a 1.9% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $2.1 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

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


         Six Months Ended June 28, 1998 Compared to Six Months Ended June 29,
         1997

         Net Sales. Net sales for the six months ended June 28, 1998 increased $28.4 million to $279.5 million from $251.1 million for the six months ended June 29, 1997. The increase in sales was primarily due to a 12.2% increase in unit volume, a 10.8% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. The most significant geographic increase in net sales was in North America, where sales for the six months ended June 28, 1998 were $19.5 million or 9.1% greater than in the six months ended June 29, 1997. The North American sales increase included higher unit volume of 7.0% and higher pounds sold of 9.7%. North American sales in the food and beverage business contributed $24.1 million. to the increase, while sales in the automotive business and HC/PC business were $4.3 million and $0.3 million lower, respectively. Sales for the six months ended June 28, 1998 in Europe were up $1.9 million or 5.8% from the six months ended June 29, 1997, primarily in the food & beverage business. Overall, European sales reflected a 26.1% increase in units and a 2.1% increase in pounds sold. Additionally, sales for the three months ended June 28, 1998 were up $7.0 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

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


Dated:   August 14, 1998


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