Form 10-Q
period 1998-09-27
GRAHAM PACKAGING HOLDINGS CO
filed 1998-11-10
CIK 1061507

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004
(Mark One)

     [  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1998

                                      OR
     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to
_______________________

Commission file number:  333-53603-03


                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                               23-2553000
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                           1110 East Princess Street
                              York, Pennsylvania
                   (Address of principal executive offices)

                                     17403
                                  (zip code)

                                (717) 849-8500
             (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [ X ] .  No [  ]    .

                       GRAHAM PACKAGING HOLDINGS COMPANY

                                     INDEX


                        PART I.  FINANCIAL INFORMATION


                                                                   Page Number
                                                                   -----------
Item 1:   Condensed Financial Statements:

          CONDENSED BALANCE SHEETS -
               At September 27, 1998 and December 31, 1997  . . . . . . . .  3

          CONDENSED STATEMENTS OF OPERATIONS - For the
               Three months and Nine Months Ended September 27, 1998 and
               September 28, 1997   . . . . . . . . . . . . . . . . . . . .  4

          CONDENSED STATEMENTS OF PARTNERS' CAPITAL/
               OWNERS' EQUITY (DEFICIT)-
               For the Year Ended December 31, 1997 and Nine Months
               Ended September 27, 1998   . . . . . . . . . . . . . . . . .  5

          CONDENSED STATEMENTS OF CASH FLOWS - For the
               Nine Months Ended September 27, 1998 and
               September 28, 1997   . . . . . . . . . . . . . . . . . . . .  6

          NOTES TO CONDENSED FINANCIAL STATEMENTS   . . . . . . . . . . . .  8

Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . 20


                      PART II.         OTHER INFORMATION

Item 1:   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . 30
Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 31

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                       GRAHAM PACKAGING HOLDINGS COMPANY
                           CONDENSED BALANCE SHEETS
                                  (In thousands)

                                                                                        September 27,             December 31,
                                                                                             1998                     1997
                                                                                    ----------------------   ----------------------
                                                                                        (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  5,329                 $  7,218
 Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            94,023                   69,295
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,212                   32,236
 Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . .            16,461                    9,198
                                                                                           --------                 --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,025                  117,947
Property, plant, and equipment, net . . . . . . . . . . . . . . . . . . . . . . .           349,309                  260,296
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52,081                    7,248
                                                                                           --------                 --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $557,415                 $385,491
                                                                                           ========                 ========
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . .          $130,071                 $108,361
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .             6,228                    4,771
                                                                                           --------                 --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136,299                  113,132
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           841,208                  263,694
Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             7,659                    3,345
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                    4,983
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . .                --                       --
Partners' capital/owners' equity (deficit):
Partners'/owners' capital (deficit) . . . . . . . . . . . . . . . . . . . . . . .          (431,722)                  20,383
Notes receivable for ownership interests  . . . . . . . . . . . . . . . . . . . .                --                  (20,240)
Other comprehensive income  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,971                      194
                                                                                           --------                 --------
Total partners' capital/owners' equity (deficit)  . . . . . . . . . . . . . . . .          (427,751)                     337
                                                                                           --------                 --------
Total liabilities and partners' capital/owners' equity (deficit)  . . . . . . . .          $557,415                 $385,491
                                                                                           ========                 ========
                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three Months Ended                   Nine Months Ended
                                                             ----------------------------------  ----------------------------------
                                                              September 27,      September 28,     September 27,     September 28,
                                                                   1998              1997              1998              1997
                                                             ----------------  ----------------  ----------------  ----------------
                                                                                         (In thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .      $150,095          $133,237          $429,566          $384,345
Cost of goods sold  . . . . . . . . . . . . . . . . . . . .       120,387           111,486           343,389           321,152
                                                                 --------          --------          --------          --------
                                                                   29,708            21,751            86,177            63,193
Selling, general, and administrative expenses . . . . . . .         9,011             8,542            25,715            25,479
Special charges and unusual items . . . . . . . . . . . . .         2,483               990            19,318             4,672
                                                                 --------          --------          --------          --------
Operating income  . . . . . . . . . . . . . . . . . . . . .        18,214            12,219            41,144            33,042
Recapitalization expenses . . . . . . . . . . . . . . . . .            --                --            11,496                --
Interest expense, net . . . . . . . . . . . . . . . . . . .        19,359             3,603            49,560            10,337
Other (income) expense  . . . . . . . . . . . . . . . . . .          (355)             (153)             (224)               10
Minority interest . . . . . . . . . . . . . . . . . . . . .            --                98                --               142
                                                                 --------          --------          --------          --------
Income (loss) before income taxes and extraordinary item  .          (790)            8,671           (19,688)           22,553
Income tax provision  . . . . . . . . . . . . . . . . . . .           474               350               482               530
                                                                 --------          --------          --------          --------
Income (loss) before extraordinary item . . . . . . . . . .        (1,264)            8,321           (20,170)           22,023
Extraordinary loss from early extinguishment of debt  . . .            --                --               675                --
                                                                 --------          --------          --------          --------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .      $ (1,264)         $  8,321          $(20,845)         $ 22,023
                                                                 ========          ========          ========          ========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
      CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)


                                                                                     Notes
                                                                Partners'/        Receivable
                                                                 Owners'              For              Other
                                                                 Capital           Ownership       Comprehensive
                                                                (Deficit)          Interests          Income             Total
                                                             ----------------  ----------------  ----------------  ----------------
                                                                                         (In thousands)
Balance at January 1, 1997  . . . . . . . . . . . . . . . .      $ 38,715          $(20,240)         $ (1,670)         $ 16,805
                                                                                                                       ---------
 Net income for the year  . . . . . . . . . . . . . . . . .        10,213                --                --            10,213
 Cumulative translation adjustment  . . . . . . . . . . . .            --                --             1,864             1,864
                                                                                                                       ---------
 Comprehensive income   . . . . . . . . . . . . . . . . . .                                                              12,077
                                                                                                                       ---------
 Cash distributions to owners   . . . . . . . . . . . . . .       (28,737)               --                --           (28,737)
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . .           192                --                --               192
                                                                ---------          --------          --------         ---------
Balance at December 31, 1997  . . . . . . . . . . . . . . .        20,383           (20,240)              194               337
                                                                                                                       ---------
 Net loss for the period  . . . . . . . . . . . . . . . . .       (20,845)               --                --           (20,845)
 Cumulative translation adjustment  . . . . . . . . . . . .            --                --             3,777             3,777
                                                                                                                       ---------
 Comprehensive income   . . . . . . . . . . . . . . . . . .                                                             (17,068)
                                                                                                                       ---------
 Cash distributions to owners   . . . . . . . . . . . . . .          (624)               --                --              (624)
 Recapitalization   . . . . . . . . . . . . . . . . . . . .      (430,636)           20,240                --          (410,396)
                                                                ---------          --------          --------         ---------
Balance at September 27, 1998 . . . . . . . . . . . . . . .     $(431,722)         $     --          $  3,971         $(427,751)
                                                                =========          ========          ========         =========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                   Nine Months Ended
                                                                                    ----------------------------------------------
                                                                                        September 27,            September 28,
                                                                                             1998                     1997
                                                                                    ----------------------   ----------------------
                                                                                                    (In thousands)
Operating activities:
 Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(20,845)                $ 22,023
 Adjustments to reconcile net (loss) income  to net cash
   provided by operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .            28,097                   30,503
 Amortization of debt issuance fees   . . . . . . . . . . . . . . . . . . . . . .             2,628                      233
 Accretion of Senior Discount Notes   . . . . . . . . . . . . . . . . . . . . . .             7,053                       --
 Extraordinary loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               675                       --
 Write-off of license fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,436                       --
 Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      142
 Equity income in earnings of joint venture   . . . . . . . . . . . . . . . . . .              (350)                    (173)
 Foreign currency transaction loss  . . . . . . . . . . . . . . . . . . . . . . .               (51)                     103
 Other non-cash items   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,487                       --
 Changes in operating assets and liabilities, net of
   Acquisition of business:
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8,089)                 (13,951)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,037)                  (5,958)
   Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .            (6,027)                  (2,570)
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .            (2,679)                  13,446
                                                                                           --------                 --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .             2,298                   43,798


Investing activities:
   Net purchases of property, plant, and equipment  . . . . . . . . . . . . . . .           (79,284)                 (36,338)
   Acquisition of Brazilian & European businesses . . . . . . . . . . . . . . . .           (46,240)                 (17,068)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,485)                    (457)
                                                                                           --------                 --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .          (127,009)                 (53,863)







                                                                                                   Nine Months Ended
                                                                                    ----------------------------------------------
                                                                                        September 27,            September 28,
                                                                                             1998                     1997
                                                                                    ----------------------   ----------------------
                                                                                                    (In thousands)
Financing activities:
   Net proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .           835,828                   31,098
   Recapitalization debt repayments . . . . . . . . . . . . . . . . . . . . . . .          (264,410)                      --
   Recapitalization owner note payments . . . . . . . . . . . . . . . . . . . . .            20,240                       --
   Recapitalization cash distributions to owners  . . . . . . . . . . . . . . . .          (429,566)                      --
   Other cash distributions to owners . . . . . . . . . . . . . . . . . . . . . .              (624)                 (17,204)
   Debt issuance fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (38,311)                      --
                                                                                           --------                 --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .           123,157                   13,894
Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . . . . .              (335)                    (189)
                                                                                           --------                 --------
(Decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . . . .            (1,889)                   3,640
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .             7,218                    3,431
                                                                                           --------                 --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .          $  5,329                 $  7,071
                                                                                           ========                 ========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                              September 27, 1998

1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed combined balance sheet as of December 31, 1997, is derived from audited financial statements. The condensed combined financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

     The financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the
"Operating Company"); Graham Packaging Italy, an Italian SRL; Graham
Packaging France Partners, G.P.; Graham Packaging Poland, L.P.; Graham
Packaging do Brasil Industriais e Comerciais S.A.; Graham Packaging Canada, Ltd., a Canadian limited liability company; Graham Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the
Group.  Prior to February 2, 1998, these operations were under common control by virtue of ownership by the Donald C. Graham family. In addition, the financial statements include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor of the Senior Subordinated Notes and as co-borrower under the New Credit Agreement, and the purpose of GPC Capital Corp. II is solely to act as co-obligor of the Senior Discount Notes and as a guarantor of the New Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal
assets and do not conduct any independent operations.   Furthermore, since
July 27, 1998 the financial statements include the operations of Graham Emballages Plastiques France S.A.; Graham Packaging U.K. Ltd.; CMB Plastpak Plastic, Ambalaj Sanayi A.S.; and Graham Packaging Deutschland Gmbh as a result of the acquisition of selected plants of Crown Cork & Seal. See Note 8. These entities and assets are collectively referred to as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization on February 2, 1998 (see Note 2), the condensed financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. All amounts in the combined financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the combined and consolidated financial statements.

     Since the Recapitalization, Holdings has had no assets, liabilities or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II and the Senior Discount Notes and related unamortized issuance costs.

     Holdings has fully and unconditionally guaranteed the Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis. Holdings is jointly and severally liable with GPC Capital Corp. II with respect to all obligations on the Senior Discount Notes of Holdings and GPC Capital Corp. II. Condensed financial data for the Operating Company is presented in Note 11. No separate financial statements are presented for GPC Capital Corp. I and GPC Capital Corp. II. As indicated above, GPC Capital Corp. I and GPC Capital Corp. II have no independent operations, and Management has determined that separate financial statements for GPC Capital Corp. I and GPC Capital Corp. II would not be material to investors.


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

     The principal components and consequences of the Recapitalization included the following:

     -    A change in the name of Holdings to Graham Packaging Holdings
          Company;

     - The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company";

     - The contribution by certain Graham Partners to the Group of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;

     - The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the New Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;

     - The issuance of $225 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of Notes;

     - The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries;

     - The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management);

     - The redemption by Holdings of certain partnership interests in Holdings held by the Graham Partners for $429.6 million;

     - The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Partners for $208.3 million;

     - The repayment by the Graham Partners of amounts owed to Holdings under the $20.2 million promissory notes;

     - The recognition of additional compensation expense under the Equity Appreciation Plan;

     - The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management;

     -    The execution of various other agreements among the parties; and

     - The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Partners for tax periods prior to the recapitalization.

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

     As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $24.8 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the consolidated financial statements. The group will also incur compensation expense totaling $10.7 million related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 9.


3.   Debt Arrangements

     On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of September 27, 1998). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $3.2 million in 1998, $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001 and $25.0 million in 2002. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

     Interest paid during the nine months ended September 27, 1998 and September 28, 1997 was $32.7 million and $9.8 million, respectively.

     The Operating Company has entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

     Under the New Credit Agreement and Amendment, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Senior Discount Old Notes") and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes"), and the Operating Company and GPC Capital Corp. I consummated exchange offers for all of their outstanding
Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Senior Subordinated Old Notes" and, together with the Senior Discount
Old Notes, the "Old Notes") and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Senior Subordinated Exchange Notes" and, together with the Senior Discount Exchange Notes, the "Exchange Notes"). Each issue of Exchange Notes has the same terms as the corresponding issue of Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

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

5.  Inventories

     Inventories consisted of the following:

                                                                 September 27,           December 31,
                                                                      1998                   1997
                                                             ---------------------- ----------------------
                                                                             (in thousands)
Finished goods  . . . . . . . . . . . . . . . . . . . . . .         $24,571                 $18,759
Raw materials and parts . . . . . . . . . . . . . . . . . .          16,610                  15,447
                                                                    -------                 -------
                                                                     41,181                  34,206
Less LIFO allowance . . . . . . . . . . . . . . . . . . . .             969                   1,970
                                                                    -------                 -------
                                                                    $40,212                 $32,236
                                                                    ========                =======



6.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses included the following:

                                                                    September 27,             December 31,
                                                                         1998                     1997
                                                                ----------------------   ----------------------
                                                                                (in thousands)
Accounts payable  . . . . . . . . . . . . . . . . . . . . . .          $ 65,763                 $ 56,547
Accrued employee compensation and benefits  . . . . . . . . .            16,020                   16,305
Special charges and unusual items . . . . . . . . . . . . . .             7,059                   18,472
Accrued interest  . . . . . . . . . . . . . . . . . . . . . .             8,130                      512
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,099                   16,525
                                                                        -------                  -------
                                                                       $130,071                 $108,361
                                                                       ========                 ========


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


8.   Purchase of Certain Plants of Crown Cork & Seal

     On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $43.3 million, net of liabilities assumed, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the combined financial statements of the Group beginning on July 27, 1998. The purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed. The Company is awaiting the final fair value appraisals.
Goodwill will be amortized over 20 years on a straight-line basis.
The fair value initially allocated to assets and liabilities acquired is summarized as follows (in thousands):

Current assets. . . . . . . . . . .                   $21,321
Property, plant and equipment . . .                    35,417
Other assets. . . . . . . . . . . .                     3,881
Goodwill. . . . . . . . . . . . . .                     8,800
                                                      _______
Total. .. . . . . . . . . . . . . .                   $69,419
Less liabilities assumed. . . . . .                    26,142
                                                      _______
Net cost of acquisition . . . . . .                   $43,277
                                                      =======


     The following table sets forth unaudited pro forma combined results of operations assuming that the acquisition had taken place on January 1, 1997.

                                                   Three Months Ended                         Nine Months Ended
                                         ----------------------------------------  ---------------------------------------------
                                            September 27,          September 28,       September 27,            September 28,
                                               1998                   1997                 1998                     1997
                                         -----------------       ---------------     -----------------      -------------------
                                                                            (in thousands)
Net sales . . . . . . . . . . . . . .          $156,015                $152,045         $473,002                 $441,723
Income before extraordinary items . .            (2,460)                  6,619         (22,676)                  18,642
Net income  . . . . . . . . . . . . .            (2,460)                  6,619         (23,351)                  18,642

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997, or of future results of operations of the combined entities.


9.   Special Charges and Unusual Items

     The special charges and unusual items recorded in the three and nine month periods ended September 27, 1998 and September 28, 1997, in thousands of dollars, were as follows:

                                                             Three Months                        Nine Months
                                                  ---------------------------------   ----------------------------------
                                                        1998              1997              1998              1997
                                                  ----------------  ----------------  ----------------  ----------------
Systems conversion  . . . . . . . . . . . . . .       $   292                --           $ 1,067           $    --
Recapitalization compensation . . . . . . . . .         2,191                --            18,251                --
Litigation  . . . . . . . . . . . . . . . . . .            --               990                --             4,672
                                                      -------           -------           -------           -------
                                                      $ 2,483           $   990           $19,318           $ 4,672
                                                      =======           =======           =======           =======

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

     The litigation costs are primarily costs incurred and accrued by the Group for legal fees in connection with the claims against the Group for alleged patent infringements and the counterclaims brought by the Group alleging violations of federal antitrust law by the plaintiffs. See Note 10.

10.   Contingencies

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


11.   Condensed Operating Company Data

     Condensed financial data for the Operating Company as of September 27, 1998, in thousands of dollars, was as follows:

Current assets  . . . . . . . . . . . . . . . . . .          $156,032
Noncurrent assets . . . . . . . . . . . . . . . . .           396,915
Total assets  . . . . . . . . . . . . . . . . . . .           552,947
Current liabilities . . . . . . . . . . . . . . . .           136,299
Noncurrent liabilities  . . . . . . . . . . . . . .           741,202
Partners' capital . . . . . . . . . . . . . . . . .          (324,554)


     Condensed financial data for the Operating Company for the three and nine month periods ended September 27, 1998, in thousands of dollars, was as follows:

                                                            Three Months             Nine Months
                                                       ----------------------   ----------------------
Sales . . . . . . . . . . . . . . . . . . . . . . .           $150,095                 $429,566
Gross profit  . . . . . . . . . . . . . . . . . . .             29,708                   86,177
Income (loss) from continuing operations  . . . . .              1,549                  (11,822)
Net income (loss) . . . . . . . . . . . . . . . . .              1,549                  (12,497)

     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors. Additionally, condensed financial data of the Operating Company is not presented for the corresponding periods in 1997 because separate financial information for the Operating Company prior to the Recapitalization would not be comparable.


12.  Comprehensive Income

     Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income for the three and nine month periods ended September 27, 1998 and September 28, 1997, in thousands of dollars, was as follows:

                                                           Three Months                         Nine Months
                                                ----------------------------------  ----------------------------------
                                                      1998              1997              1998              1997
                                                ----------------  ----------------  ----------------  ----------------
Net income (loss)                                   $(1,264)          $ 8,321          $(20,845)           $22,023
Foreign currency                                      4,808              (751)            3,777              2,403
                                                    -------           -------          --------            -------
Comprehensive income (loss)                         $ 3,544           $ 7,570          $(17,068)           $24,426
                                                    =======           =======          ========            =======



13.  New Accounting Pronouncements Not Yet Adopted

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. This standard revises employers' disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Group's financial statements for the year ended December 31, 1998.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for certain forward-looking statements. This Form 10-Q includes "forward-looking" within the meaning of section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.


Overview

     The Company is a worldwide leader in the design, manufacture and sale of custom blow-molded rigid plastic bottles for the automotive, food and beverage and household cleaning & personal care (HC/PC) business. Management believes that critical success factors to the Company's business are its ability to (i) serve the complex packaging demands of its customers which include some of the world's largest branded customer products companies, (ii) forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic), and (iii) make the correct investments in plant and technology necessary to satisfy the two forces mentioned above.

     Management believes that there are major synergistic acquisition, joint venture and other opportunities across the Company's businesses. In this regard, the Company acquired certain assets and liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, 80% of which were acquired on April 30, 1997 and the remaining 20% on February 17, 1998. In addition, on July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey.

     Based on industry data, the following table summarizes average market price per pound of PET and HDPE resins:

                                        Three Months Ended                   Nine Months Ended
                                            September                            September
                                ----------------------------------  ----------------------------------
                                      1998              1997              1998              1997
                                ----------------  ----------------  ----------------  ----------------
PET . . . . . . . . . . . . .       $   0.54          $   0.54          $   0.54          $   0.49
HDPE  . . . . . . . . . . . .           0.36              0.47              0.39              0.47


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


Results of Operations

     The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenue:

                                           Three Months Ended                                    Nine Months Ended
                           --------------------------------------------------  ----------------------------------------------------
                             September 27, 1998         September 28, 1997        September 27, 1998         September 28, 1997
                          ------------------------   ------------------------  ------------------------  --------------------------
Automotive  . . . . . .      $ 47.5        31.6%       $ 52.1         39.1%      $143.0         33.3%       $148.7         38.7%
Food & Beverage . . . .        59.8        39.9          37.3         28.0        157.4         36.6         106.8         27.8
HC/PC . . . . . . . . .        42.8        28.5          43.8         32.9        129.2         30.1         128.8         33.5
                             ------       -----        ------        -----       ------        -----        ------        -----
Total Net Sales . . . .      $150.1       100.0%       $133.2        100.0%      $429.6        100.0%       $384.3        100.0%
                             ======       =====        ======        =====       ======        =====        ======        =====







                                           Three Months Ended                                    Nine Months Ended
                           --------------------------------------------------  ----------------------------------------------------
                             September 27, 1998         September 28, 1997        September 27, 1998         September 28, 1997
                          ------------------------   ------------------------  ------------------------  --------------------------
North America . . . . .      $114.7        76.4%       $111.6         83.8%      $349.2         81.3%       $326.6         85.0%
Europe  . . . . . . . .        29.1        19.4          15.7         11.8         64.0         14.9          48.7         12.7
Latin America . . . . .         6.3         4.2           5.9          4.4         16.4          3.8           9.0          2.3
                             ------       -----        ------        -----       ------        -----        ------        -----
Total Net Sales . . . .      $150.1       100.0%       $133.2        100.0%      $429.6        100.0%       $384.3        100.0%
                             ======       =====        ======        =====       ======        =====        ======        =====



Three Months Ended September 27, 1998 Compared to
Three Months Ended September 28, 1997

Net Sales.   Net sales for the three months ended September 27, 1998
increased $16.9 million to $150.1 million from $133.2 million for the three
months ended September 28, 1997.   The increase in sales was primarily due to
an 11.2% increase in resin pounds sold and changes in product mix.   These
increases were partially offset by a net decrease in average resin prices.
On a geographic basis, sales for the three months ended September 27, 1998 in North America were up $3.1 million or 2.8% from the three months ended September 28, 1997. The North American sales increase included higher pounds sold of 6.1%. North American sales in the food and beverage business contributed $14.4 million to the increase, while sales in the automotive business and HC/PC business were $5.6 million and $5.7 million lower, respectively. Sales for the three months ended September 27, 1998 in Europe were up $13.4 million or 85.4% from the three months ended September 28, 1997, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 66.7% increase in pounds sold. Additionally, sales in Latin America for the three months ended September 27, 1998 were up $0.4 million over 1997.

Gross Profit. Gross profit for the three months ended September 27, 1998 increased $7.9 million to $29.7 million from $21.8 million for the three months ended September 28, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit in North America was up $6.5 million or 31.3%. Additionally, gross profit for the three months ended September 27, 1998 increased $0.9 million in Europe and $0.5 million in Latin America when compared to the three months ended September 28, 1997.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended September 27, 1998 increased $0.5 million to $9.0 million from $8.5 million for the three months ended September 28, 1997. As a percent of sales, selling, general and administrative expenses declined to 6.0% of sales in 1998 from 6.4% in 1997. The increase in 1998 selling, general and administrative expenses is due primarily to the inclusion of the Company's newly-acquired European subsidiaries.

Special Charges and Unusual Items.   Special charges and unusual items
increased $1.5 million for the three months ended September 27, 1998 from $1.0 million for the three months ended September 28, 1997. Special charges and unusual items in the three months ended September 27, 1998 included costs related to year 2000 system conversion of $0.3 million (see "Information Systems Initiative" for a further discussion) and Recapitalization compensation of $2.2 million. The special charges and unusual items in the three months ended September 28, 1997 reflect legal fees related to the JCI-Schmalbach-Lubeca litigation.

Interest Expense, Net.   Interest expense, net increased $15.8 million to
$19.4 million (including $2.7 million of non-cash interest on the Senior Discount Notes) for the three months ended September 27, 1998 from $3.6 million for the three months ended September 28, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

Other (Income) Expense. Other (income) expense was ($0.4) million for the three months ended September 27, 1998 as compared to ($0.2) million for the three months ended September 28, 1997. The higher income was due primarily to higher equity income in the three months ended September 27, 1998 as compared to the three months ended September 28, 1997.

Net Income.   Primarily as a result of factors discussed above, net loss for the three months ended September 27, 1998 was $1.3 million compared to net income of $8.3 million for the three months ended September 28, 1997.


Nine Months Ended September 27, 1998 Compared to
Nine Months Ended September 28, 1997

Net Sales.   Net sales for the nine months ended September 27, 1998 increased
$45.3 million to $429.6 million from $384.3 million for the nine months ended
September 28, 1997.   The increase in sales was primarily due to a 10.7%
increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. On a geographic basis, sales for the nine months ended September 27, 1998 in North America were up $22.6 million or 6.9% from the nine months ended
September 28, 1997. The North American sales increase included higher pounds sold of 8.5%. North American sales in the food and beverage business contributed $38.5 million to the increase, while sales in the automotive business and HC/PC business were $9.9 million and $6.0 million lower, respectively. Approximately 64% of the decrease in North American sales in the automotive business and approximately 92% of the decrease in North American sales in the HC/PC business were attributable to declining resin pricing. Sales for the nine months ended September 27, 1998 in Europe were up $15.3 million or 31.4% from the nine months ended September 28, 1997, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 23.3% increase in pounds sold. Additionally, sales for the nine months ended September 27, 1998 were up $7.4 million as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

Gross Profit. Gross profit for the nine months ended September 27, 1998 increased $23.0 million to $86.2 million from $63.2 million for the nine months ended September 28, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $19.2 million or 31.0%. Additionally, gross profit for the nine months ended September 27, 1998 increased $2.3 million in Europe and $1.5 million in Latin America when compared to the nine months ended September 28, 1997.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the nine months ended September 27, 1998 increased $0.2 million to $25.7 million from $25.5 million for the nine months ended September 28, 1997. As a percent of sales, selling, general and administrative expenses declined to 6.0% of sales in 1998 from 6.6% in 1997. The decline is due primarily to lower costs in Europe of $0.5 million as a result of the elimination of duplicative costs incurred prior to the Recapitalization, the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire and to the Company's continued effort to control these costs. The increase in 1998 selling, general and administrative expenses is due primarily to the inclusion of the Company's Latin American subsidiary and the newly-acquired European subsidiaries which were acquired in the second quarter of 1997 and the third quarter of 1998, respectively.

Special Charges and Unusual Items.   Special charges and unusual items
increased $14.6 million for the nine months ended September 27, 1998 from $4.7 million for the nine months ended September 28, 1997. Special charges and unusual items in the nine months ended September 27, 1998 included costs related to year 2000 system conversion of $1.1 million (see "Information Systems Initiative" for a further discussion), and Recapitalization compensation of $18.2 million. The special charges and unusual items in the nine months ended September 28, 1997 reflect legal fees related to the JCI-Schmalbach-Lubeca litigation.

Interest Expense, Net.   Interest expense, net increased $39.3 million to
$49.6 million (including $7.1 million of non-cash interest on the Senior Discount Notes) for the nine months ended September 27, 1998 from $10.3 million for the nine months ended September 28, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

Other (Income) Expense.   Other (income) expense was ($0.2) million for the
nine months ended September 27, 1998 as compared to $0.0 million for the nine months ended September 28, 1997. The higher income was due primarily to higher equity income in the nine months ended September 27, 1998 as compared to the nine months ended September 28, 1997.

Net Income.   Primarily as a result of factors discussed above, net loss for the nine months ended September 27, 1998 was $20.8 million compared to net income of $22.0 million for the nine months ended September 28, 1997.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company in the three and nine months ended September 27, 1998.


Information Systems Initiative

     The Company has assembled a team of professionals and consultants to ensure that any significant Year 2000 issues which might have a material impact on the Company's results of operations, liquidity or financial position are timely identified and any resulting remediation timely resolved.

     The Company has completed an evaluation and assessment to ensure that its information technology (IT) systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its IT systems requirements and the selection and implementation of Enterprise Resource Planning Software. As a result of this evaluation and assessment, the Company decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and payroll and human resources system. The Company expects to complete the testing and training phases of the core application systems conversion by the end of the first quarter of 1999. IT systems conversion in the Company's North American operations is expected to be completed by the end of the second quarter of 1999. IT systems conversions in the Company's European and Latin American operations will immediately follow the North American conversion and are expected to be completed by the end of 1999.

     The Company has also commenced an evaluation and assessment to ensure that its non-IT systems, namely its major manufacturing equipment, are Year
2000 compliant. All vendors who supply the Company with equipment, materials or services have been sent letters asking their status on Year 2000 compliance.
The Company has obtained representations from its primary equipment suppliers indicating that the related machinery is already Year 2000 compliant or Year 2000 compliance will be timely completed with vendor supplied upgrades. In addition, the Company is currently assessing all other equipment and expects to have this evaluation completed by the end of 1998. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to adequately address their year 2000 issues would not have a material adverse effect on the Company.

     For the nine months ended September 27, 1998 and the year ended December 31, 1997, the Company expensed $1.1 million and $0.5 million, respectively, associated with its IT systems Year 2000 compliance efforts. The Company expects to incur $12.6 million to purchase, test and install new software as well as incur internal staff costs, consulting fees and other expenses through the year 2000 to complete its remediation efforts, approximately $5.4 million of which will be expensed and $7.2 million of which will be capitalized as part of the cost of internal-use computer software.

     If for some unforeseen reason the Company is unable to complete the conversion of its IT systems in the timetable previously described, the Company's existing software will be modified to allow for the uninterrupted business operations of the Company until such conversion can be completed.
No major complications are foreseen with respect to non-IT systems which would impact the manufacture or shipment of customer product. The incomplete or untimely resolution of the year 2000 issue is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

     No major IT projects have been deferred as a result of Year 2000 efforts.


Derivatives

     The Company enters into interest rate collar and swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement and Amendment. The differential to be paid or received as a result of these collar and swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement and Amendment, which was not material in the three and nine months ended September 27, 1998 and the three and nine months ended September 28, 1997.

Liquidity and Capital Resources

     In the nine month period ended September 27, 1998, the Company funded, through its various borrowing arrangements, $125.2 million of investing activities, including $79.3 million of capital expenditures and $46.2 million of investments.

     On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million, of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount at maturity). Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $31.8 million. On August 13, 1998 the Company amended its credit facility to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments. At September 27, 1998, the Company's outstanding indebtedness was $847.4 million.

     On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Senior Discount Old Notes") and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes"), and the Operating Company and GPC Capital Corp. I consummated exchange offers for all of their outstanding
Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Senior Subordinated Old Notes" and, together with the Senior Discount
Old Notes, the "Old Notes") and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Senior Subordinated Exchange Notes" and, together with the Senior Discount Exchange Notes, the "Exchange Notes"). Each issue of Exchange Notes has the same terms as the corresponding issue of Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

     Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $7.4 million to $31.2 million for the three months ended September 27, 1998 from $23.8 million for the three months ended September 28, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $20.6 million to $88.8 million for the nine months ended September 27, 1998 from $68.2 million for the nine months ended September 28, 1997. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

     During 1998, the Company expects to incur capital expenditures of approximately $140 million, of which approximately $17.0 million will be related to maintaining its plant and operations and $5.1 million will be related to a new MIS system in North America. However, total capital expenditures for 1998 may vary significantly depending on the timing of growth related opportunities. On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $43.3 million, net of liabilities assumed, subject to certain adjustments. Additionally, the Company plans to acquire two plastic bottle manufacturing operations in South America for a total of approximately $25 million. The purchase price for the completed acquisition and the proposed aggregate purchase price for the two planned acquisitions are not included in the $140 million estimate referred to above. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the New Credit Agreement.

     Under the New Credit Agreement and Amendment, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

     In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees, did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Facility. See Note 10 to the Condensed Financial Statements.

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


New Accounting Pronouncements Not Yet Adopted

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Post-Retirement Benefits. This standard revises employers' disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Company's financial statements for the year ended December 31, 1998.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended September 27, 1998.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 10, 1998

                                  GRAHAM PACKAGING HOLDINGS COMPANY
                                  (Registrant)

                                  By:   BCP/Graham Holdings L.L.C.,
                                        its General Partner


                                         /s/ John E. Hamilton
                                  By:_______________________________________
                                  John E. Hamilton
                                  Vice President, Finance and Administration
                                  (chief accounting officer and
                                  duly authorized officer)