Form 10-K
period 1998-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 1999-03-31
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

                     Commission File Number: 333-53603-03

                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)

              Pennsylvania                           23-25553000
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

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 1999 was $-0-. As of February 28, 1999, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See
Item 12, "Security Ownership of Certain Beneficial Owners and Management."
_______________

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                       GRAHAM PACKAGING HOLDINGS COMPANY

                                     INDEX

PART I:                                                                 Page
                                                                        Number

Item 1.     Business.                                                     4

Item 2.     Properties.                                                  28

Item 3.     Legal Proceedings.                                           31

Item 4.     Submission of Matters to a Vote of Security Holders.         32

PART II:                                                                 33

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.                                         33

Item 6.     Selected Financial Data.                                     34

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                         38

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk.                                                 47

Item 8.     Financial Statements and Supplementary Data.                 49

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.                         84

PART III:                                                                84

Item 10.    Advisory Committee Members, Directors and Executive
            Officers of the Registrant.                                  84

Item 11.    Executive Compensation.                                      88

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.                                                  96

Item 13.    Certain Relationships and Related Transactions.              97

PART IV:                                                                107

Item 14:    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                    107

                                    PART I

Item 1.  Business

     Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the New
Credit Agreement (as defined below), the Offerings (as defined below) and the related uses of proceeds. References to "Continuing Graham Partners" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham
Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Partners" refer to the Continuing Graham Partners, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C.
Graham and certain entities controlled by Mr. Graham and his family). Since July 27, 1998, the Company's operations have included the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastic, Ambalaj A.S; and Graham Packaging Deutschland Gmbh, as a result of the acquisition of selected plants of Crown Cork & Seal. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     All statements other than statements of historical facts included in this Report on Form 10-K, including, without limitation, statements regarding the Company's future financial position, economic performance and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations ("cautionary statements") include, without limitation, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, including the New Credit Agreement, competition in the Company's markets, including the impact of possible new technologies, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key employees and the material adverse effect that could result from the loss of their services, the Company's dependence on certain continuing relationships with Graham Engineering and other Graham Partners and affiliates thereof, risks associated with environmental regulation, risks associated with possible future acquisitions, risks associated with hedging transactions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including, without limitation, the Company's hot-fill PET plastic container business. See "--Certain Risks of the Business." All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.

General

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded rigid plastic bottles, as hereinafter described. Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a Pennsylvania limited partnership and changed its name to "Graham Packaging Company" on March 28, 1991. The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a Delaware limited partnership.
The predecessor to Holdings controlled by the Continuing Graham Partners was formed in the mid-1970's as a regional domestic custom plastic bottle supplier, using the proprietary Graham Rotational Wheel.

     Upon the Recapitalization, substantially all of the assets and liabilities of Holdings were contributed to the Operating Company, and subsequent to the Recapitalization, the primary business activity of Holdings has consisted of its direct and indirect ownership of 100% of the partnership interests in the Operating Company. Upon the Recapitalization, the Operating Company and Holdings changed their names to "Graham Packaging Company" and "Graham Packaging Holdings Company," respectively.

     The principal executive offices of the Company are located at 1110 East Princess Street, York, Pennsylvania 17403, Telephone (717) 849-8500.

     The Company is managed in three operating segments: North America, which includes the United States and Canada; Europe; and Latin America. Each operating segment includes three major service lines: Automotive, Food and Beverage and Household Cleaning and Personal Care.

     The Company's customized blow molded rigid plastic bottles are made primarily from high density polyethylene ("HDPE") and polyethylene terephthalate ("PET") resins. The Company's customers include many of the world's largest branded consumer products companies for whom customized packaging design is a critical component in their efforts to differentiate their products to the consumer in the (i) automotive, (ii) food and beverage and (iii) household cleaning and personal care products businesses. With leading positions in each of its businesses, the Company has been a major beneficiary of the trend of conversion from glass, paper and metal containers to plastic packaging and has grown its net sales over the past 16 years at a compounded annual growth rate ("CAGR") of over 23%. In contrast to the carbonated soft drink bottle business, the businesses in which the Company operates are characterized by more specialized technology, a greater degree of customized packaging, shorter production runs, higher growth rates and more attractive profit margins.

     In order to position itself to further capitalize on the conversion trend, the Company has made substantial capital expenditures since 1992, particularly in the fast growing hot-fill PET area for shelf-stable (i.e., unrefrigerated) beverages. In addition, Management believes, based on internal estimates, that the Company has distinguished itself as the leader in locating its manufacturing plants on-site at its customers' packaging facilities and has over one-third of its 51 facilities at on-site locations. The many benefits of on-site plants, in addition to the Company's track record of innovative design, superior customer service and low cost manufacturing processes, help account for the fact that the Company has enjoyed long-standing relationships averaging 15 years with its top 20 customers. For the year ended December 31, 1998, over 70% of the Company's net sales were generated by its top 20 customers, the majority of which were under long-term contracts (i.e., with terms of between one and ten years) and the remainder of which were customers with whom the Company has been doing business for over 10 years on average. For the year ended December 31, 1998, the Company generated net sales and Adjusted EBITDA (as defined in Note 8 to "Selected Financial Data" (Item 6) below) of $588.1 million and
$119.7 million, respectively.

     Automotive. The Company is the preeminent supplier of one quart HDPE motor oil containers in the United States, producing over 1.4 billion units in 1998, which Management believes, based on internal estimates, represents approximately 73% of the one quart motor oil containers produced domestically. The Company is a supplier of such containers to many of the top domestic producers of motor oil, including Ashland Inc. ("Ashland," producer of Valvoline motor oil), Castrol Inc. ("Castrol"), Chevron Corporation ("Chevron"), Equilon Enterprises LLC ("Equilon", an alliance between Texaco Inc. "Texaco" and Shell Oil Company "Shell"), Pennzoil-Quaker State Company ("Pennzoil-Quaker State", the result of the merger between Pennzoil Products Company, "Pennzoil", and The Quaker State Corporation, "Quaker State"), and Sun Company, Inc ("Sun Company"), and management believes the Company is the sole supplier of one quart motor oil containers to five of these producers.

The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluid. Capitalizing on its leading position in the U.S., the Company has expanded its operations in Latin America. In Brazil, where Management believes, based on internal estimates, that the Company is among the largest independent suppliers of plastic packaging for motor oil, the Company currently operates five plants. In addition to benefitting from the conversion to plastic packaging for motor oil in Latin America, Management believes that the Company will benefit from the general growth in the automotive business in this region as the number of motor vehicles per person increases. For the years ended December 31, 1996, 1997 and 1998, the Company generated approximately 39.4%, 37.6% and 32.1%, respectively, of its net sales from the automotive container business.

     Food & Beverage. In the food and beverage business, the Company produces both HDPE and PET containers for customers for whom customized packaging design is a critical component of their efforts to differentiate their products to the consumer. From 1993 through December 31, 1998, the Company grew its food and beverage business at a CAGR of 88%. This substantial growth has been driven by the rapid conversion of metal, glass and paper containers to plastic bottles, as the superior functionality, safety and improving economics of plastic became more apparent and preferred by consumers. The Company is a leader in the production of HDPE containers for non-carbonated chilled juice and juice drinks and certain liquid foods that utilize HDPE resins. From 1992 through December 31, 1998, the Company invested over $166 million in capital expenditures to build a strategic nationwide plant network and to develop the specialized bottle manufacturing processes necessary to produce the PET bottles required for the hot-fill packaging of non-refrigerated, shelf-stable juices and juice drinks. The hot-fill process, in which bottles are filled at between 180 degrees - 190 degrees Fahrenheit to kill bacteria, permits the shipment and display of juices and juice drinks in a shelf-stable state. The manufacturing process for hot-fill PET packaging is significantly more demanding than that used for cold-fill carbonated soft drink containers, and typically involves shorter production runs, greater shape complexity and close production integration with customers. The Company's largest customers in the food and beverage business include Clement-Pappas & Company, Inc. ("Clement-Pappas"), Groupe Danone ("Danone"), Hershey Foods Corporation ("Hershey's"), Hi-Country Foods Corporation ("Hi-Country"), The Minute Maid Company ("Minute Maid"), Nestle Food Company ("Nestle's"), Northland Cranberries, Inc. ("Northland Cranberries"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), Seneca Foods Corporation ("Seneca"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 1996, 1997 and 1998, the Company generated approximately 25.3%, 28.9% and 37.6%, respectively, of its net sales from the food and beverage business.

     Household Cleaning & Personal Care ("HC/PC"). The Company is a leading supplier of HDPE custom bottles to the North American HC/PC products business which includes products such as hair care, liquid fabric care and dish care products and hard service cleaners. By focusing on its customized product design capability, the Company provides its HC/PC customers with a key component in their efforts to differentiate products on store shelves. The Company's largest customers in this sector include The Clorox Company ("Clorox"), Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), Johnson & Johnson ("J&J"), L'Oreal S.A. ("L'Oreal"), The Procter & Gamble Company ("Procter & Gamble") and Unilever NV ("Unilever"). The Company is pursuing significant growth opportunities both domestically and internationally associated with the continued conversion to HDPE packaging of both household cleaners and personal care products. The Company continues to benefit as liquid fabric care products, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in cardboard. For the years ended December 31, 1996, 1997 and 1998, the Company generated approximately 35.3%, 33.5%, and 30.3% respectively, of its net sales from the HC/PC business.

     Additional information regarding business segments is provided in Note 19 of the Notes to Financial Statements.

Products

     The Company currently designs, manufactures and sells customized HDPE and PET blow-molded rigid plastic bottles, thermo-formed rigid plastic containers and injection molded caps and spouts, primarily for the automotive, food and beverage and HC/PC products businesses. The Company's custom packaging involves a high degree of design and engineering to accommodate complex bottle shapes (e.g., handles, view stripes, pouring features and customized labeling) and performance and material requirements (e.g., hot-fill capability, recycled material usage and multiple layering).

     HDPE containers, which are non-transparent, are utilized to package products such as motor oil, fabric care, dish care, personal care products, certain food products, chilled juices and juice drinks. The Company's HDPE containers are designed with custom features, such as specially designed shapes, handles and pouring spouts which differentiate customers' products to consumers and which may consist of a single layer of plastic or multiple layers for specialized uses. Customers request multi-layer containers for a variety of reasons, including the increased differentiation of the packaging (such as oxygen barrier layering properties), the desire to include recycled materials in the product's packaging and the reduction of cost by limiting the use of colorants to a single exterior layer. The Company operates one of the largest HDPE recycling plants in North America and more than 60% of its North American HDPE units produced contain post-consumer recycled HDPE bottles.

     PET containers, which are transparent, are utilized for products where glass-like clarity is valued and that require shelf stability, such as carbonated soft drinks ("CSD"), juice, juice drinks, isotonics and teas. CSD producers are the largest users of PET containers, and the cold-fill manufacturing process used for this application is characterized by long production runs and standardized technology due to a low degree of product differentiation through package design. By contrast, the hot-fill manufacturing process used for the Company's products is characterized by shorter production runs, high customization to facilitate greater packaging differentiation and the ability to withstand the high temperatures under which the containers are filled.

Customers

     Substantially all of the Company's sales are made to major branded consumer products companies and oil companies located across the United States and in foreign countries. The Company's customers demand a high degree of packaging design and engineering to accommodate complex bottle shapes, performance requirements, materials, speed to market and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of one to ten years. A majority of the Company's top 20 customers are under long-term contracts. The Company's contracts typically contain provisions allowing for price adjustments based on the market price of resins and colorants, energy and labor costs, among others, and contain, in certain cases, the Company's right of first refusal to meet a competing third party bid to supply the customer.

     In many cases, the Company is the sole supplier of all of its customer's custom plastic bottle requirements nationally, regionally or for a specific brand. For the year ended December 31, 1998 the Company had only one customer (Unilever) that accounted for over 10% of the Company's total net sales (12% for the year ended December 31, 1998). For the year ended December 31, 1998 the Company's twenty largest customers, who accounted for over 70% of net sales, were, in alphabetical order:

                                                        Company Customer
Customer(1)                   Business                  Since(1)
-----------                   --------                  ----------------
Ashland(2)                    Automotive                Early 1970's
Castrol                       Automotive                Late 1960's
Chevron                       Automotive                Early 1970's
Clement Pappas                Food & Beverage           Mid 1990's
Colgate-Palmolive             HC/PC                     Mid 1980's
Danone                        Food & Beverage           Before 1980
Dial                          HC/PC                     Early 1990's
Equilon                       Automotive                Early 1970's
Hershey's                     Food & Beverage           Mid 1980's
Hi-Country                    Food & Beverage           Early 1990's
Northland Cranberries         Food & Beverage           Late 1990's
Ocean Spray                   Food & Beverage           Early 1990's
Pennzoil-Quaker State         Automotive                Early 1970's
Petrobras Distribuidora S.A.  Automotive                Early 1990's
Procter & Gamble              HC/PC                     Early 1980's
Sun Company                   Automotive                Early 1960's
Tree Top                      Food & Beverage           Early 1990's

                                                        Company Customer
Customer(1)                   Business                  Since(1)
-----------                   --------                  ----------------
Tropicana                     Food & Beverage           Mid 1980's
Unilever                      HC/PC, Food & Beverage    Early 1970's
Welch's                       Food & Beverage           Early 1990's

(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)  Ashland is the producer of Valvoline motor oil.


Foreign Operations

     The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 21 plants located in countries outside of the United States, including Canada (4), Brazil (5), France (5), Germany (1), Italy (2), Poland (1), Turkey (1), United Kingdom (1) and Hungary (1).

     Brazil and Argentina. In Brazil, the Company operates four on-site plants for motor oil packaging, including for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also operates an off-site plant for its motor oil and agricultural and chemical businesses. On
April 30, 1997, the Company acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. in Brazil. Graham Packaging do Brasil Industria e Comercio S.A. ("Graham Packaging do
Brasil") is the current name of the Company's subsidiary in Brazil. In February 1998, the Company acquired the residual 20% ownership interest in Graham Packaging do Brasil. In Argentina, the Company formed a subsidiary, Lido-Plast Graham, to enter into a joint venture and manufacturing agreement with Lido Plast S.A. and Lido Plast San Luis S.A. (collectively, "Lido Plast").

     Western Europe. The Company operates an on-site plant in each of France and Hungary, respectively, and nine off-site plants in France, Germany, Italy, Turkey and the United Kingdom, all for the production of liquid food HDPE containers, HC/PC, automotive and agricultural chemical products. Under its long-term contract with Danone, the Company manufactures a substantial portion of the plastic containers for drinkable yogurt in France.

     Poland. Through Masko-Graham, a 50% owned joint venture in Poland, the Company manufactures HDPE bottles for HC/PC and the liquid food products.

Competition

     The Company faces substantial competition across its product lines from a number of well-established businesses operating both regionally and internationally. The Company's primary competitors include Owens-Brockway (a wholly owned subsidiary of Owens-Illinois, Inc.), Ball Corporation, Crown Cork & Seal Company, Inc., Plastic Containers, Inc. (a wholly owned subsidiary of Continental Can Company , Inc., which during 1998 was sold to Suiza Foods Corporation), Plastipak, Inc., Silgan Holdings Inc. (successor to Silgan Corporation), Schmalbach-Lubeca Plastic Containers USA Inc., American National Can, Inc. and Alpla Werke Alwin Lehner Gmbh. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company's long-term success is largely dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise through its applied design and development capability. Other important competitive factors include rapid delivery of products, production quality and price.

Marketing and Distribution

     The Company's sales are made through its own direct sales force; agents or brokers are not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located, among other places, in Houston, Texas; Cincinnati, Ohio;
Levittown, Pennsylvania; Burlington, Ontario; Mississauga, Ontario; Montreal, Quebec; Paris, France; Buenos Aires, Argentina; Rio de Janeiro and Sao Paulo, Brazil; Milan, Italy and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet its customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with their customers' manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers' fill lines.

Design and Development

     Design and development constitutes an important part of the Company's competitive advantage both in the design, development and enhancement of new customized products and in the creation of manufacturing technologies to improve production efficiency. The Company is actively involved with its customers in the design and introduction of new packaging features, including the design of special wheel molds. In general, wheel molds are only able to run on the machines for which they are built, thus encouraging customers to retain the Company as their primary packaging provider. Management believes that the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to the Equipment Sales Agreement, Graham Engineering will continue to provide engineering, consulting and other services and sell to the Company certain proprietary blow molding wheels. Over the past several years, the Company has received and has filed for numerous patents. See "--The Recapitalization,"

"--Intellectual Property"; and "Certain Relationships and Related
Transactions--Certain Business Relationships--Equipment Sales Agreement" (Item 13).

Manufacturing

     A critical component of the Company's strategy is to locate its manufacturing plants on-site, at its largest customers' manufacturing operations, to provide the highest possible servicing levels, to reduce expensive shipping and handling charges and to heighten production and distribution efficiencies. The Company is the industry leader in providing on-site manufacturing arrangements, with over a third of its 51 facilities on-site at customers' facilities, substantially more than its competitors. See "Properties" (Item 2). Within its 51 plants, the Company runs over 400 production lines. As necessary, the Company dedicates particular production lines within a plant to better service its customers. The Company's plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the Company runs its plants seven days a week.

     In the blow molding process used for HDPE applications, resin pellets are blended with colorants or other necessary additives and fed into the extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds mounted radially on a wheel capture the parison as it leaves the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. In the 1970's, the Company introduced the Graham Wheel. The Graham Wheel is a single parison, electro-mechanical rotary blow molding technology designed for its speed, reliability and ability to use virgin resins, high barrier resins and recycled resins simultaneously without difficulty. The Company has achieved very low production costs, particularly in plants housing Graham Wheels. While certain of the Company's competitors also use wheel technology in their production lines, the Company has developed a number of proprietary improvements which Management believes permit the Company's wheels to operate at higher speeds and with greater efficiency in the manufacture of containers with one or more special features, such as multiple layers and in-mold labeling.

     In the stretch blow molding process used for hot-fill PET applications, resin pellets are fed into a Husky injection molding machine that uses heat and pressure to mold a test tube shaped parison or "preform." The preform is then fed into the Sidel blow molder where it is re-heated to allow it to be formed through a stretch blow molding process into a final container. During this re-heat and blow process, special steps are taken to induce the temperature resistance needed to withstand high temperatures on customer filling lines. Management believes that the Husky injection molders and Sidel blow molders used by the Company are widely recognized as the leading technologies for high speed production of hot-fill PET containers and have replaced less competitive technologies used initially in the manufacture of hot-fill PET containers. Management believes that equipment for the production of cold-fill containers can be refitted to accommodate the production of hot-fill containers. However, such refitting has only been accomplished at a substantial cost and has proven to be substantially less efficient than the Company's equipment for producing hot-fill PET containers.

     The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for its containers. The Company's production lines are equipped with various types of automatic inspection machines that electronically inspect containers for dimensional conformity, flaws and various other performance requirements. Additionally, product samples are inspected and tested by Company employees on the production line for proper dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as raw materials. The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Quality control laboratories are maintained at each manufacturing facility to test characteristics of the products and compliance with quality standards.

     The Company has highly modernized equipment in its plants, consisting primarily of the proprietary rotational wheel systems, sold to the Company by Graham Engineering, and shuttle systems, both of which are used for HDPE blow molding systems, and Husky/Sidel heat-set stretch blow molding systems for custom hot-fill juice bottles. The Company is also pursuing design and development initiatives in barrier and aseptic technologies to strengthen its position in the food and beverage business. In the past, the Company has achieved substantial cost savings in its manufacturing process by productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic volume requirements for each product's specifications. Management estimates that the Company's operating efficiencies are among the highest in the industry.

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Total capital expenditures for 1996, 1997 and 1998 were approximately $31.3 million, $53.2 million and $133.9 million, respectively. Management estimates that the annual capital expenditure required to maintain the Company's current facilities are approximately $20 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

Raw Materials

     HDPE and PET resins constitute the primary raw materials used to manufacture the Company's products. These materials are available from a number of suppliers, and the Company is not dependent upon any single supplier for any of these materials. Based on the Company's experience, Management believes that adequate quantities of these materials will be available to supply all of its customers' needs, but there can be no assurance that they will continue to be available in adequate supply in the future. In general, the Company's dollar gross profit is substantially unaffected by fluctuations in resin prices because industry practice and the Company's contractual arrangements with its customers permit changes in resin prices to be passed through to customers by means of corresponding changes in product pricing. In addition, the Company manages its inventory of HDPE and PET to minimize its exposure to fluctuations in the price of these resins.

Through its wholly owned subsidiary, Graham Recycling Company ("Graham Recycling"), the Company operates one of the largest HDPE bottle recycling plants in North America, and more than 60% of its North American HDPE units produced contain recycled HDPE bottles. Management believes that the Company can extend its recycling technology to take advantage of further opportunities in the HDPE and PET businesses. The recycling plant is located near the Company's headquarters in York, Pennsylvania.

The Recapitalization

     The recapitalization (the "Recapitalization") of Holdings was consummated on February 2, 1998 pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among (i) Holdings, (ii) the Graham Partners, and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P. (together with its affiliates, "Blackstone"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and, together with Investor LP, the "Equity Investors").

     On February 2, 1998, as part of the Recapitalization, the Operating Company and GPC Capital Corp. I ("CapCo I" and, together with the Operating Company, the "Company Issuers") consummated an offering (the "Senior Subordinated Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series A (the "Fixed Rate Senior Subordinated Old Notes"), and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series A ("FIRSTS"SM) (the "Floating Rate Senior Subordinated Old Notes" and, together with the Fixed Rate Senior Subordinated Old Notes, the "Senior Subordinated Old Notes"). ("FIRSTS" is a service mark of BT Alex. Brown Incorporated.)

     On February 2, 1998, as part of the Recapitalization, Holdings and GPC Capital Corp. II ("CapCo II" and, together with the Holdings, the "Holdings Issuers", which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering (the "Senior Discount Offering" and, together with the Senior Subordinated Offering, the "Offerings") pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes

Due 2009, Series A (the "Senior Discount Old Notes" and, together with the Senior Subordinated Old Notes, the "Old Notes").

     In connection with the Recapitalization, the Issuers entered into Registration Rights Agreements with the Initial Purchasers of the Old Notes, pursuant to which the Issuers agreed to exchange the respective issues of Old Notes for Notes having the same terms but registered under the Securities Act and not containing the restrictions on transfer that are applicable to the Old Notes.

     Pursuant to the related Registration Rights Agreement, on September 8, 1998, the Company Issuers consummated exchange offers (the "Senior Subordinated Exchange Offers"), pursuant to which the Company Issuers issued $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B (the "Fixed Rate Senior Subordinated Exchange Notes"), and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series B (the "Floating Rate Senior Subordinated Exchange Notes" and, together with the Fixed Rate Senior Subordinated Exchange Notes, the "Senior Subordinated Exchange Notes"), which were registered under the Securities Act, in exchange for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. The Senior Subordinated Old Notes and the Senior Subordinated Exchange Notes are herein collectively referred to as the "Senior Subordinated Notes." Pursuant to the applicable Registration Rights Agreement, on September 8, 1998, the Holdings Issuers consummated an exchange offer (the "Senior Discount Exchange Offer"), pursuant to which the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes" and, together with the Senior Discount Old Notes, the "Senior Discount Notes"), which were registered under the Securities Act, in exchange for an equal principal amount at maturity of Senior Discount Old Notes.

     The Senior Subordinated Notes were issued under an Indenture dated as of February 2, 1998 (the "Senior Subordinated Indenture") between the Company Issuers, Holdings, as guarantor, and United States Trust Company of New York, as Trustee. The Senior Discount Notes (together with the Senior Subordinated Notes, the " Notes") were issued under an Indenture dated as of February 2, 1998 (the "Senior Discount Indenture" and together with the Senior Subordinated Indenture, the "Indentures") between the Holdings Issuers and The Bank of New York, as Trustee. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

     The other principal components of the Recapitalization included the following transactions:

- The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company;

- The contribution by certain Graham Partners to the Operating Company of their ownership interests in certain partially owned subsidiaries and certain real estate used but not owned by Holdings and its subsidiaries (the "Graham Contribution");

- The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the New Credit Agreement by and among the Operating Company, Holdings and a syndicate of lenders (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" (Item 7) ;

- The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries (approximately $264.9 million);

- The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior
     Subordinated Offering (other than amounts necessary to pay certain fees and expenses and payments to Management) which, in aggregate, were approximately $313.7 million;

- The repayment by the Graham Partners of $21.2 million owed to Holdings under certain promissory notes;

- The redemption by Holdings of certain partnership interests in Holdings held by the Graham Partners for $429.6 million;

- The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Partners for $208.3 million; and

- The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level Management.

     Upon the consummation of the Recapitalization, Investor LP owned an 81% limited partnership interest in Holdings, Investor GP owned a 4% general partnership interest in Holdings, and the Continuing Graham Partners retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Upon the consummation of the Recapitalization, Holdings owned a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owned a 1% general partnership interest in the Operating Company. Following the consummation of the Recapitalization, certain members of Management owned an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constitutes approximately a 2.6% interest in Holdings. In addition, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC (which acted as Initial Purchasers of the Old Notes in the Offerings) acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

     CapCo I, a wholly owned subsidiary of the Operating Company, and CapCo II, a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Subordinated Notes and as co-borrower under the New Credit Agreement. The sole purpose of CapCo II is to act as co-obligor of the Senior Discount Notes and as co-guarantor with Holdings under the New Credit Agreement.
CapCo I and CapCo II have only nominal assets, do not conduct any operations and did not receive any proceeds of the Offerings. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

     Pursuant to the Recapitalization Agreement, the Graham Partners have agreed that neither they nor their affiliates will, subject to certain exceptions, for a period of five years from and after the Closing, engage in the manufacture, assembly, design, distribution or marketing for sale of rigid plastic containers for the packaging of consumer products less than ten liters in volume.

     The Recapitalization Agreement contains various representations, warranties, covenants and conditions. The representations and warranties generally did not survive the Closing. The Graham Partners have agreed to indemnify Holdings in respect of any claims by Management with respect to the adequacy of the Management awards and, subject to a limit of $12.5 million on payments by the Graham Partners, 50% of certain specified environmental costs in excess of $5.0 million.

     Pursuant to the Recapitalization Agreement, upon the Closing, Holdings entered into the Equipment Sales Agreement, the Consulting Agreement and Partners Registration Rights Agreement (each as defined) described under "Certain Relationships and Related Transactions" (Item 13).


                     SUMMARY OF SOURCES AND USES OF FUNDS

     The following table sets forth a summary of the sources and uses of the funds associated with the Recapitalization.

                                                                  AMOUNT
                                                               (In Millions)
SOURCE OF FUNDS:
Bank Borrowings . . . . . . . . . . . . . . . . . . . . . .           $403.5
Senior Subordinated Notes(1)  . . . . . . . . . . . . . . .            225.0
Senior Discount Notes . . . . . . . . . . . . . . . . . . .            100.6
Equity investments and retained equity(2) . . . . . . . . .            245.0
Repayment of Promissory notes . . . . . . . . . . . . . . .             21.2
Available cash  . . . . . . . . . . . . . . . . . . . . . .              1.7
                                                                      ------
                                                                      $997.0
     Total  . . . . . . . . . . . . . . . . . . . . . . . .           ======

USES OF FUNDS:
Repayment of existing indebtedness(3) . . . . . . . . . . .           $264.9
Redemption by Holdings of existing partnership interests  .            429.6
Purchase by Equity Investors of existing partnership
interests . . . . . . . . . . . . . . . . . . . . . . . . .            208.3
Partnership interests retained by Continuing Graham
Partners  . . . . . . . . . . . . . . . . . . . . . . . . .             36.7
Payments to Management  . . . . . . . . . . . . . . . . . .             15.4
Transaction costs and expenses  . . . . . . . . . . . . . .             42.1
                                                                      ------
                                                                      $997.0
     Total  . . . . . . . . . . . . . . . . . . . . . . . .           ======

(1) Included $150.0 million of Fixed Rate Senior Subordinated Old Notes and $75.0 million of Floating Rate Senior Subordinated Old Notes.
(2) Included a $208.3 million equity investment made by Blackstone and Management in the Equity Investors and a $36.7 million retained partnership interest of the Continuing Graham Partners. In addition, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).
(3) Included $264.5 million of existing indebtedness and $0.4 million of accrued interest.

Employees

     As of December 31, 1998, the Company had approximately 3650 employees, 2000 of which were located in the United States. Approximately 75% of the Company's employees are hourly wage employees, 50% of whom are members of various labor unions and are covered by collective bargaining agreements that expire between April 1999 and March 2004. During the past three years, the Company's subsidiary in France, Graham Packaging France, has experienced on several occasions labor stoppages, none of which exceeded one day in duration. Management believes that it enjoys good relations with the Company's employees.

Environmental Matters

     The Company and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" also known as "Superfund"), in the United States, impose liability on several grounds for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damages to natural resources, at a wide range of properties: for example, contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under Environmental Laws. The Company is not aware of any material noncompliance with the Environmental Laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. For its operations to comply with Environmental Laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 1998 and are not expected to be material in the future.

     A number of governmental authorities both in the U.S. and abroad have considered or are expected to consider legislation aimed at reducing the amount of plastic wastes disposed of. Such programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise impact the Company's business. Some consumer products companies (including certain customers of the Company) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE recycling plants in North America and more than 60% of its North American HDPE units produced contain recycled HDPE bottles. To date these initiatives and developments have not materially and adversely affected the Company.

Intellectual Property

     The Company holds various patents and trademarks. While in the aggregate its patents are of material importance to its business, the Company believes that its business is not dependent upon any one of such patents or trademarks. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. There can be no assurance, however, that others will not obtain knowledge of such proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to certain licensing arrangements and other agreements authorizing the Company to use certain other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The Company also has licensed or sub-licensed certain intellectual property rights to third parties.

Certain Risks of the Business

     Substantial Leverage.  Upon the consummation of the Recapitalization, the Operating Company and Holdings became highly leveraged. The New Credit Agreement, as amended by the Amendment (as defined below), includes four term loans to the Operating Company totaling up to $570.0 million, a $155.0 million Revolving Credit Facility, and a $100.0 million Growth Capital Revolving Credit Facility. The Indentures (as defined) permit the Issuers to incur additional indebtedness, subject to certain limitations. The annual debt service requirements for the Company are as follows: 1999--$11.9 million; 2000--$15.2 million; 2001--$20.2 million; 2002--$25.8 million; and
2003   $28.9 million The Company can incur $75 million in additional indebtedness beyond the amount of the New Credit Agreement. The Company does not anticipate that this additional indebtedness would be expressly subordinated to other indebtedness. Accordingly, if incurred at the Operating Company level, such additional indebtedness would be senior to the Operating Company's Senior Subordinated Notes, and the Senior Discount Notes of Holdings would be structurally subordinated to such additional indebtedness.

     The Issuers' high degree of leverage could have important consequences to the holders of the Notes, including, but not limited to, the following:
(i) the Issuers' ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Issuers' cash flow from operations must be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available to the Issuers for other purposes, including capital expenditures necessary for maintenance of the Company's facilities and for the growth of its businesses; (iii) certain of the Issuers' borrowings are and will continue to be at variable rates of interest, which exposes the Issuers to the risk of increased interest rates; (iv) the indebtedness outstanding under the New Credit Agreement is secured and matures prior to the maturity of the

Notes; (v) the Issuers may be substantially more leveraged than certain of their competitors, which may place the Issuers at a competitive disadvantage; and (vi) the Issuers' substantial degree of leverage, as well as the covenants contained in the Indentures and the New Credit Agreement, may hinder their ability to adjust rapidly to changing market conditions and could make them more vulnerable in the event of a downturn in general economic conditions or in their business.

     Ability to Service Debt. The Issuers' ability to make scheduled payments or to refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond their control. If the Issuers' cash flow and capital resources are insufficient to fund their respective debt service obligations, they may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. There can be no assurance that the Issuers' operating results, cash flow and capital resources will be sufficient for payment of their indebtedness. In the absence of such operating results and resources, the Issuers could face substantial liquidity problems and might be required to dispose of material assets or operations to meet their respective debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds which the Issuers could realize therefrom. In addition, because the Operating Company's obligations under the New Credit Agreement will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Operating Company's ability to meet its debt service obligations. In the future, the Operating Company will be required to make the following scheduled principal payments on the Term Loans under the New Credit Agreement: 1999--$5.0 million; 2000--$15.0 million; 2001--$20.0 million; 2002--$25.0 million; 2003--$27.5 million; 2004
--$93.0 million; 2005--$64.9 million; 2006--$242.7 million; and 2007--$74.0 million. The Term Loan Facilities under the New Credit Agreement shall be prepaid, subject to certain conditions and exceptions, with (i) 100% of the net proceeds of any incurrence of indebtedness, subject to certain exceptions, by Holdings or its subsidiaries, (ii) 75% of the net proceeds of issuances of equity, subject to certain exceptions, after the Closing by Holdings or any of its subsidiaries, (iii) 100% of the net proceeds of certain asset dispositions, (iv) 50% of the annual excess cash flow (as such term is defined in the New Credit Agreement) of Holdings and its subsidiaries on a consolidated basis and (v) 100% of the net proceeds from any condemnation and insurance recovery events, subject to certain reinvestment rights. Outstanding balances under the Revolving Credit Facility and Growth Capital Revolving Credit Facility are payable in 2004.

     Additionally, if the Issuers were to sustain a decline in their operating results or available cash, they could experience difficulty in complying with the covenants contained in the New Credit Agreement, the Indentures or any other agreements governing future indebtedness. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-acceleration and cross-default provisions.

     Holding Company Structure; Structural Subordination of Senior Discount Exchange Notes. Holdings is a holding company which has no significant assets other than its direct and indirect partnership interests in the Operating Company. CapCo II, a wholly owned subsidiary of Holdings, was formed for the purpose of serving as a co-issuer of the Senior Discount Notes and has no operations or assets from which it will be able to repay the Senior Discount Notes. Accordingly, the Holdings Issuers must rely entirely upon distributions from the Operating Company to generate the funds necessary to meet their obligations, including the payment of Accreted Value or principal and interest on the Senior Discount Notes. The Senior Subordinated Indenture and the New Credit Agreement contain significant restrictions on the ability of the Operating Company to distribute funds to Holdings. There can be no assurance that the Senior Subordinated Indenture, the New Credit Agreement or any agreement governing indebtedness that refinances such indebtedness or other indebtedness of the Operating Company will permit the Operating Company to distribute funds to Holdings in amounts sufficient to pay the Accreted Value or principal or interest on the Senior Discount Notes when the same become due (whether at maturity, upon acceleration or otherwise).

     The only significant assets of Holdings are its partnership interests in the Operating Company. All such interests are pledged by Holdings as collateral under the New Credit Agreement. Therefore, if Holdings were unable to pay the Accreted Value or principal or interest on the Senior Discount Notes, the ability of the holders of the Senior Discount Notes to proceed against the partnership interests of the Operating Company to satisfy such amounts would be subject to the prior satisfaction in full of all amounts owing under the New Credit Agreement. Any action to proceed against such partnership interests by or on behalf of the holders of Senior Discount Notes would constitute an event of default under the New Credit Agreement entitling the lenders thereunder to declare all amounts owing thereunder to be immediately due and payable, which event would in turn constitute an event of default under the Senior Subordinated Indenture, entitling the holders of the Senior Subordinated Notes to declare the principal and accrued interest on the Senior Subordinated Notes to be immediately due and payable. In addition, as secured creditors, the lenders under the New Credit Agreement would control the disposition and sale of the Operating Company partnership interests after an event of default under the New Credit Agreement and would not be legally required to take into account the interests of unsecured creditors of Holdings, such as the holders of the Senior Discount Notes, with respect to any such disposition or sale. There can be no assurance that the assets of Holdings after the satisfaction of claims of its secured creditors would be sufficient to satisfy any amounts owing with respect to the Senior Discount Notes.

     The Senior Discount Notes will be effectively subordinated to all existing and future claims of creditors of Holdings' subsidiaries, including the lenders under the New Credit Agreement, the holders of the Senior Subordinated Notes and trade creditors. As described above, the rights of the Holdings Issuers and their creditors, including the holders of the Senior Discount Notes, to realize upon the assets of Holdings or any of its subsidiaries upon any such subsidiary's liquidation (and the consequent rights of the holders of the Senior Discount Notes to participate in the realization of those assets) will be subject to the prior claims of the lenders under the New Credit Agreement and the creditors of Holdings' subsidiaries including in the case of the Operating Company, the lenders under the New Credit Agreement and the holders of the Senior Subordinated Notes. In such event, there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Discount Notes then outstanding. Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

     The Senior Subordinated Notes and all amounts owing under the New Credit Agreement will mature prior to the maturity of the Senior Discount Notes. The Senior Discount Indenture requires that any agreements governing indebtedness that refinances the Senior Subordinated Notes or the New Credit Agreement not contain restrictions on the ability of the Operating Company to make distributions to Holdings that are more restrictive than those contained in the Senior Subordinated Indenture or the New Credit Agreement, respectively. There can be no assurance that if the Operating Company is required to refinance the Senior Subordinated Notes or any amounts under the New Credit Agreement, it will be able to do so upon acceptable terms, if at all.

     Subordination of Senior Subordinated Notes and Holdings Guarantee. The Senior Subordinated Notes are unsecured obligations of the Company Issuers that are subordinated in right of payment to all Senior Indebtedness of the Company Issuers, including all indebtedness under the New Credit Agreement. The Indentures and the New Credit Agreement will permit the Operating Company to incur additional Senior Indebtedness, provided that certain conditions are met, and the Operating Company expects from time to time to incur additional Senior Indebtedness. In the event of the insolvency, liquidation, reorganization, dissolution or other winding up of the Company Issuers or upon a default in payment with respect to, or the acceleration of, or if a judicial proceeding is pending with respect to any default under, any Senior

Indebtedness, the lenders under the New Credit Agreement and any other creditors who are holders of Senior Indebtedness must be paid in full before a holder of the Senior Subordinated Notes may be paid. Accordingly, there may be insufficient assets remaining after such payments to pay principal or interest on the Senior Subordinated Notes. In addition, under certain circumstances, no payments may be made with respect to the principal of or interest on the Senior Subordinated Notes if a default exists with respect to
certain Senior Indebtedness.   CapCo I, a wholly owned subsidiary of the
Operating Company, was formed solely for the purpose of serving as a co-issuer of the Senior Subordinated Notes and has no operations or assets from which it will be able to repay the Senior Subordinated Notes. Accordingly, the Company Issuers must rely entirely upon the cash flow and assets of the Operating Company to generate the funds necessary to meet their obligations, including the payment of principal and interest on the Senior Subordinated Notes.

     The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis. The Holdings Guarantee is subordinated to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including but not limited to trade payables) of Holdings' subsidiaries. Because the Holdings Guarantee will be subordinated in right of payment to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including trade payables) of Holdings' subsidiaries (including the Operating Company), investors should not rely on the Holdings Guarantee in evaluating an investment in the Senior Subordinated Exchange Notes.

     Restrictive Debt Covenants. The New Credit Agreement and the Indentures contain a number of significant covenants that, among other things, restrict the ability of the Issuers to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness (including, in the case of the New Credit Agreement, the Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restrict the activities of the Issuers. In addition, under the New Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with such provisions may be affected by events beyond the Operating Company's control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the New Credit Agreement. In the event of any such default, depending upon the actions taken by the lenders, the Issuers could be prohibited from making any payments of principal or interest on the Notes. In addition, the lenders could elect to declare all amounts borrowed under the New Credit Agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing such indebtedness. If the Senior Indebtedness were to be accelerated, there can be no assurance that the assets of the Operating

Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Operating Company.

     Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 21 plants located in countries outside the United States, including Canada (4), Brazil (5), France (5), Germany (1), Hungary (1), Italy (2), Poland (1), Turkey (1) and the United Kingdom (1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates (recently in Brazil in particular), imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. In addition, the Company's operations in France have undergone extensive restructuring over the past three years and have been less profitable than its other businesses. To date, the above factors in Europe, North America and Latin America have not had a material impact on the Company's operations, but no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

     Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company uses large quantities of HDPE and PET resins in manufacturing its products. While the Company historically has been able to pass through changes in the cost of resins to its customers due to contractual provisions and standard industry practice, the Company may not be able to do so in the future and significant increases in the price of resin could adversely affect the Company's operating margins and growth plans. Furthermore, a significant increase in resin prices could slow the pace of conversions from paper, glass and metal containers to plastic containers to the extent that such costs are passed on to the consumer.

     Dependence on Significant Customer. The Company's largest customer (Unilever) accounted for approximately 12% of the Company's net sales for the twelve months ended December 31, 1998. The termination by such customer of its relationship with the Company could have a material adverse effect upon the Company's business, financial position or results of operations. The Company's existing customers' purchase orders and contracts typically vary from one to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, notwithstanding the existence of certain supply contracts, the Company faces the risk that customers will not purchase the amounts expected by the Company pursuant to such supply contracts.

     Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company. In particular, the loss of the services provided by G. Robinson Beeson, Scott G. Booth, John E. Hamilton, Philippe LeJeune, Geoffrey R. Lu, Roger M. Prevot, George W. Stevens and Philip R. Yates, among others, could have a material adverse effect on the Company. The Company does not maintain "key" person insurance on any of its employees.

     Relationship with Graham Affiliates. The relationship of the Company with Graham Engineering and Graham Capital Corporation ("Graham Capital"), or their successors or assigns, is material to the business of the Company. To date, certain affiliates of the Graham Partners have provided important equipment, technology and services to Holdings and its subsidiaries. Upon the Recapitalization, Holdings entered into the Equipment Sales Agreement (as defined) with Graham Engineering, pursuant to which Graham Engineering will provide the Company with the Graham Wheel and related technical support, and the Consulting Agreement (as defined) with Graham Capital, pursuant to which Graham Capital will provide the Company with certain consulting services. The obligations of Holdings to make payments to the Graham affiliates under the Equipment Sales Agreement and the Consulting Agreement would be unsubordinated obligations of Holdings. Accordingly, such obligations would be pari passu with the Senior Discount Notes and would be structurally subordinated to the Senior Subordinated Notes. If any such agreements were terminated prior to their scheduled terms or if the relevant Graham affiliate fails to comply with any such agreement, the business, financial condition and results of operations of the Company could be materially and adversely affected.

     Fraudulent Conveyance. In connection with the Recapitalization, the Operating Company made a distribution to Holdings of $313.7 million of the net proceeds of the Senior Subordinated Offering and the Bank Borrowings, and Holdings redeemed certain partnership interests held by the Graham Partners for $429.6 million (without giving effect to payment by the Graham Partners of $21.2 million owed to Holdings under certain promissory notes). If a court in a lawsuit brought by an unpaid creditor of one of the Issuers or a representative of such creditor, such as a trustee in bankruptcy, or one of the Issuers as a debtor-in-possession, were to find under relevant federal and state fraudulent conveyance statutes that such Issuer had (a) actual intent to defraud or (b) did not receive fair consideration or reasonably equivalent value for the distribution from the Operating Company to Holdings or for incurring the debt, including the Notes, in connection with the financing of the Recapitalization, and that, at the time of such incurrence, such Issuer (i) was insolvent, (ii) was rendered insolvent by reason of such incurrence, (iii) was engaged in a business or transaction for which the assets remaining with such Issuer constituted unreasonably small capital or
(iv) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, such court could void such Issuer's obligations under the Notes, subordinate the Notes to other indebtedness of such Issuer or take other action detrimental to the holders of the Notes.

     The measure of insolvency for these purposes varies depending upon the law of the jurisdiction being applied. Generally, however, a company would be considered insolvent for these purposes if the sum of the company's debts (including contingent debts) were greater than the fair saleable value of all the company's property, or if the present fair saleable value of the company's assets were less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and matured. Moreover, regardless of solvency or the adequacy of consideration, a court could void an Issuer's obligations under the Notes, subordinate the Notes to other indebtedness of such Issuer or take other action detrimental to the holders of the Notes if such court determined that the incurrence of debt, including the Notes, was made with the actual intent to hinder, delay or defraud creditors.

     The Issuers believe that the indebtedness represented by the Notes was incurred for proper purposes and in good faith without any intent to hinder, delay or defraud creditors, that the Issuers received reasonably equivalent value or fair consideration for incurring such indebtedness, that the Issuers were prior to the issuance of the Notes and, after giving effect to the issuance of the Notes and the use of proceeds in connection with the Recapitalization, continued to be, solvent under the applicable standards (notwithstanding the negative net worth and insufficiency of earnings to cover fixed charges for accounting purposes that will result from the Recapitalization) and that the Issuers have and will have sufficient capital for carrying on their businesses and are and will be able to pay their debts as they mature. There can be no assurance, however, as to what standard a court would apply in order to evaluate the parties' intent or to determine whether the Issuers were insolvent at the time, or rendered insolvent upon consummation, of the Recapitalization or the sale of the Notes or that, regardless of the method of valuation, a court would not determine that an Issuer was insolvent at the time, or rendered insolvent upon consummation, of the Recapitalization.

     In rendering their opinions in connection with the Offerings, counsel for the Issuers and counsel for the Initial Purchasers did not express any opinion as to the applicability of federal or state fraudulent conveyance laws.

     Control by Blackstone. Since the consummation of the Recapitalization, Blackstone has indirectly controlled approximately 80% of the general partnership interests in Holdings. Pursuant to the Holdings Partnership Agreement (as defined), holders of a majority of the general partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. There can be no assurance that the interests of Blackstone will not conflict with the interests of holders of the Notes.

     Risks Associated with Possible Future Acquisitions. The Company's future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To finance such acquisitions, the Operating Company or Holdings would likely incur additional indebtedness, as permitted under the New Credit Agreement and the Indentures. To the extent that it grows through acquisition, the Company will face the operational and financial risks commonly encountered with such a strategy. The Company would face certain operational risks, including but not limited to failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company's ongoing business, dissipating the Company's limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Customer satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. Depending on the size of the acquisition, it can take up to two to three years to completely integrate an acquired business into the acquiring company's operations and systems and realize the full benefit of the integration. Moreover, during the early part of this integration period, the operating results of the acquiring business may decrease from results attained prior to the acquisition. The Company would also face certain financial risks associated with the incurring of additional indebtedness to make the acquisition, such as reducing its liquidity, access to capital markets and financial stability.

Item 2.  Properties

     The Company currently owns or leases 51 plants located in the United States, Canada, Brazil, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom, not including the Lido Plast-Graham joint venture facilities which are wholly owned and operated by its joint venture partner. Twenty of the Company's packaging plants are located on-site at customer plants. The Company's operation in Poland is pursuant to a joint venture arrangement where the Company owns a 50% interest. Currently, the Company's corporate headquarters are in multiple facilities located in York, Pennsylvania, totaling approximately 45,000 square feet. In early 1999, the Company will be consolidating and relocating its headquarters to a 58,000 square foot facility located in York, Pennsylvania. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's requirements for the foreseeable future.

     The following table sets forth the location of the Company's plants and administrative facilities, whether on-site or off-site, whether leased or owned, and their approximate current square footage.

                                          On Site                     Size
Location                                Or Off Site  Leased/Owned  (Sq. ft.)
--------                                -----------  ------------   ---------
U.S. Packaging Facilities
 1.  York, Pennsylvania*                 Off Site        Owned        395,554
 2.  York, Pennsylvania                  Off Site       Leased        110,270
     York, Pennsylvania (a)                 N/A         Leased         45,000
 3.  Maryland Heights, Missouri          Off Site        Owned        308,961
 4.  Atlanta, Georgia                     On Site       Leased        165,000
 5.  Atlanta, Georgia                    Off Site       Leased        112,400
 6.  Emigsville, Pennsylvania            Off Site       Leased        148,300
 7.  Levittown, Pennsylvania             Off Site       Leased        148,000
 8.  Rancho Cucamonga, California        Off Site       Leased        143,063
 9.  Santa Ana, California               Off Site        Owned        127,680
10.  Muskogee, Oklahoma                  Off Site       Leased        125,000
11.  Woodridge, Illinois                 Off Site       Leased        124,137
12.  Cincinnati, Ohio                    Off Site       Leased        103,119
13.  Berkeley, Missouri *                Off Site        Owned         75,000
14.  Selah, Washington                    On Site        Owned         70,000
15.  Cambridge, Ohio                      On Site       Leased         57,000
16.  Shreveport, Louisiana                On Site       Leased         56,400
17.  Whiting, Indiana (e)                 On Site       Leased         56,000
18.  Richmond, California                Off Site       Leased         54,985
19.  Houston, Texas                      Off Site        Owned         52,500
20.  New Kensington, Pennsylvania         On Site       Leased         48,000
21.  Bradford, Pennsylvania              Off Site       Leased         44,000
22.  Port Allen, Louisiana                On Site       Leased         44,000
23.  N. Charleston, South Carolina        On Site       Leased         40,000
24.  Jefferson, Louisiana                 On Site       Leased         37,000
25.  Vicksburg, Mississippi               On Site       Leased         31,200
26.  Bordentown, New Jersey               On Site       Leased         30,000
27.  Tulsa, Oklahoma                      On Site       Leased         28,500
28.  Wapato, Washington                  Off Site       Leased         20,300
29.  Bradenton, Florida                   On Site       Leased         12,191

Canadian Packaging Facilities
30.  Burlington, Ontario, Canada *       Off Site        Owned        145,200
     Burlington, Ontario, Canada            N/A          Owned          4,800
     (a) *
31.  Mississauga, Ontario, Canada *      Off Site        Owned         78,416
32.  Anjou, Quebec, Canada *             Off Site        Owned         44,875
33.  Toronto, Ontario, Canada             On Site         N/A           5,000

European Packaging Facilities
34.  Asnieres, France (f)                 On Site       Leased         15,000
35.  Assevent, France                    Off Site        Owned        186,470
36.  Bad Bevensen, Germany               Off Site        Owned         80,000
37.  Blyes, France                       Off Site        Owned         89,000
38.  Campochiaro, Italy                  Off Site        Owned         93,200

                                          On Site                     Size
Location                                Or Off Site  Leased/Owned  (Sq. ft.)
--------                                -----------  ------------   ---------
39.  Istanbul, Turkey                    Off Site        Owned         50,000
40.  Meaux, France                       Off Site        Owned         80,000
41.  Noeux-les-Mines, France             Off Site        Owned        120,000
42.  Nyirbator, Hungary                   On Site       Leased          5,000
     Rueil, Paris, France(a)             Off Site       Leased          4,300
43.  Sovico (Milan), Italy               Off Site       Leased         74,500
44.  Sulejowek, Poland (b)               Off Site        Owned         83,700
45.  Wrexham UK                          Off Site        Owned        120,000

Latin American Packaging Facilities
46.  Sao Paulo, Brazil                   Off Site       Leased         23,440
47.  Rio de Janeiro, Brazil               On Site    Owned/Leased      20,000
                                                          (c)
     Rio de Janeiro, Brazil (a)             N/A         Leased          1,650
48.  Santos, Brazil                       On Site       Leased          5,400
49.  Rio de Janeiro, Brazil               On Site         N/A          10,000
50.  Rio de Janeiro, Brazil               On Site       Leased         16,685

Graham Recycling
51.  York, Pennsylvania *                Off Site        Owned         44,416

Graham Affiliated Packaging Facilities
(Lido Plast-Graham--Joint Venture) (d)
52.  Buenos Aires, Argentina             Off Site         N/A            N/A
53.  San Luis, Argentina                 Off Site         N/A            N/A
____________________

(a)  This indicates an administrative facility.
(b) This facility is owned by the Masko-Graham Joint Venture, in which the Company holds a 50% interest.
(c)  The building is owned; land is leased.
(d) The Lido Plast-Graham facilities are owned and operated by the Company's joint venture partner, Lido Plast, in which the Company does not own any interest. See "--Foreign Operations" (Item 1)
(e)  Facility closed at the end of February 1999.
(f)  Facility to close at the end of March 1999.

* Contributed to the Operating Company as part of the Graham Contribution. With respect to the Berkeley, Missouri facility (Location 13 in the table above), a manufacturing plant, warehouse and parcel of land, the latter two of which are not listed in the table above, were contributed to the Operating Company as part of the Graham Contribution.

Item 3.  Legal Proceedings

     The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such ultimate liability will not be material to the business, financial condition or results of operations of the Company.

Holdings was sued in May 1995 for alleged patent infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California, Case No. CV-95-3331 RAP (BQRx). JCI alleged that the Company was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees, and alleged that the Company infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits were consolidated for all purposes. The Company answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. The Company also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition. In March 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

     On March 10, 1998, the U.S. District Court in California entered summary judgment in favor of JCI and against the Company regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Company's defenses. On March 6, 1998, the Company also filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Company's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Agreement. See Note 18 to the Financial Statements (Item 8).

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

     Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

     There are two owners of general partner interests in Holdings: Investor GP and Graham Packaging Corporation. The limited partnership interests in Holdings are owned by Investor LP and two Graham family entities. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     Opco GP is the sole owner of a general partnership interest in the Operating Company, and Holdings is the sole owner of a limited partnership interest in the Operating Company.

     The Operating Company owns all of the outstanding capital stock of CapCo I. Holdings owns all of the outstanding capital stock of CapCo II.

     Holdings has made distributions to its partners totaling the amounts set forth in the Statements of Partners' Capital/Owners' Equity (Deficit) included in Item 8 of this Report, during the periods indicated therein.

     Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

     As indicated under Item 1, "Business---The Recapitalization", upon the Closing of the Recapitalization, (i) certain limited and general partnership interests in Holdings held by the Graham Partners were redeemed by Holdings for $429.6 million, and (ii) certain limited and general partnership interests in Holdings held by the Graham Partners were purchased by the Equity Investors for $208.3 million.

     As indicated under Item 1, "Business---The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Company Issuers consummated an offering pursuant to Rule 144A under the Securities Act of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Old Notes and $75,000,000 aggregate principal amount of their Floating Rate Senior Subordinated Old Notes. On February 2, 1998, as part of the Recapitalization, the Holdings Issuers also consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the

Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6,750,000. Pursuant to the Purchase Agreement, the Initial Purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Subordinated Exchange Offers, on
September 8, 1998, the Company Issuers exchanged $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Exchange Notes and $75,000,000 aggregate principal amount of their Floating Rate Senior Subordinated Exchange Notes for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers exchanged $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes for an equal principal amount of Senior Discount Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

Item 6.  Selected Financial Data

     The following table sets forth certain selected historical financial data for the Company for and at the end of each of the years in the five-year period ended December 31, 1998. The selected historical financial data for each of the four years in the period ended December 31, 1997 are derived from the Graham Packaging Group's combined financial statements. The selected historical financial data for the year ended December 31, 1998 are derived from Holdings' financial statements. The combined financial statements as of December 31, 1995, 1996 and 1997 and for each of the four years in the period ended December 31, 1997 have been audited by Ernst & Young LLP, independent auditors. The consolidated financial statements as of, and for the year ended, December 31, 1998 have been audited by Deloitte & Touche LLP, independent auditors. The combined financial statements of Graham Packaging Group (as defined in Note 1 to the Financial Statements (Item 8)) have been prepared for periods prior to the Recapitalization to include Holdings and its subsidiaries and the ownership interests and real estate constituting the Graham Contribution (as defined) for all periods that the operations were under common control. The selected historical financial data as of December 31, 1994, were derived from the unaudited combined financial statements of Graham Packaging Group which, in the opinion of Management, include all adjustments (consisting only of usual recurring adjustments) necessary for a fair presentation of such data. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the combined financial statements of Graham Packaging Group, including the related notes thereto, and the consolidated financial statements of Holdings, including the related notes thereto, included under Item 8.

                                                                                 Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                        1994 (13) (14)      1995 (2)         1996         1997 (3)       1998(3)
                                                        ----------------  -------------  -------------  ------------  ----------
                                                                                      (In millions)
INCOME STATEMENT DATA
Net Sales (4)                                               $396.0           $466.8         $459.7         $521.7        $588.1
Gross Margin (4)                                              69.5             66.8           77.2           84.4         117.4
Selling, general and administrative expenses                  29.7             35.5           35.5           34.9          37.8
Special charges and unusual items (5)                           --              5.9            7.0           24.4          24.2
Operating income                                              39.8             25.4           34.7           25.1          55.4
Interest expense, net                                         12.5             16.2           14.5           13.4          68.0
Other expense (income), net                                  (0.2)           (11.0)          (1.0)            0.7          (0.1)
Recapitalization expenses (1)                                   --               --             --             --          11.8
Income tax expense (benefit) (6)                             (0.3)            (0.3)             --            0.6           1.1
Minority interest                                               --               --             --            0.2            --
Extraordinary loss (7)                                          --              1.8             --             --           0.7
                                                            ------           ------         ------         ------        ------
Net income (loss)                                           $ 27.8           $ 18.7         $ 21.2         $ 10.2        $(26.1)
                                                            ======           ======         ======         ======        ======

OTHER DATA:
Cash flows provided by (used in):
  Operating activities                                      $ 74.6           $ 60.5         $ 68.0         $ 66.9        $ 41.8
Investing activities                                         (53.0)           (68.4)         (32.8)         (72.3)       (181.2)
  Financing activities                                      (26.2)              9.2          (34.6)           9.5         139.7
Adjusted EBITDA (8)                                           81.3             77.1           90.6           89.8         119.7
Capital expenditures                                          53.8             68.6           31.3           53.2         133.9
Investments (9)                                                 --              3.2            1.2           19.0          45.2
Depreciation and amortization (10)                            41.3             45.7           48.2           41.0          39.3
Ratio of earnings to fixed charges (11)                       2.7x             2.0x           2.2x           1.6x


BALANCE SHEET DATA:
Working capital (deficit) (as defined) (12)                 $ 16.6           $ 18.0         $ 17.0         $  2.4         $(5.5)
Total assets                                                 332.5            360.7          338.8          385.5         596.7
Total debt                                                   233.3            257.4          240.5          268.5         875.4
Partners' capital/owners' equity (deficit)                   15.6             15.3           16.8            0.3        (438.8)
____________________

(1) See "Management Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the Financial Statements of Holdings, including the related notes thereto (Item 8).
(2) In July 1995, Graham Packaging Group acquired an additional interest in its UK Operations and subsequently sold its interests for $5.6 million, recognizing a gain of $4.4 million. In addition, Graham Packaging Group entered into an agreement with the purchaser of its UK Operations and recorded $6.4 million of non-recurring technical support services income. Both the gain and the technical support services income are included in other expense (income), net.
(3) In April 1997, Graham Packaging Group acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. for $20.3 million (excluding direct costs of the acquisition). The remaining
     20% was purchased in February 1998.   In July 1998, Graham Packaging
     Group acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for $41.0 million (excluding direct costs of the acquisition), net of liabilities assumed, subject to certain adjustments. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the dates of acquisitions.
(4) Net sales increase or decrease based on fluctuations in resin prices as industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit is substantially unaffected by changes in resin prices.
(5) In 1997, represents certain legal, restructuring and systems conversion costs. In 1998, represents certain recapitalization compensation, restructuring, systems conversion, aborted acquisition and legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the Financial Statements of Holdings, including the related notes thereto (Item 8).
(6) As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes are assessed to Holdings' partners based on the income of Holdings. Holdings makes tax distributions to its partners to reimburse them for such tax liabilities. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.
(7) Represents costs incurred (including the write-off of unamortized deferred financing fees) in connection with the early extinguishment of debt.
(8) Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. "Adjusted EBITDA" is defined as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses and special charges and unusual items. Also in 1995, Adjusted EBITDA excludes the $4.4 million gain on the sale of the UK operations and the related $6.4 million technical support services income as described in note (2) above. Adjusted EBITDA is included in this Report to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
(9) Investments include the acquisitions made by Graham Packaging Group in Italy, Canada, France, the UK, Brazil, Germany and Turkey described in notes (2) and (3) above. In addition, in 1995, the Company paid $1.9 million for a 50% interest in the Masko-Graham Joint Venture in Poland and committed to make loans to the Joint Venture of up to $1.9 million. In 1996, the Company loaned $1.0 million to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting, and its earnings are included in other expense (income), net. Amounts shown under this caption represent cash paid, net of cash acquired in the acquisitions.
(10) Depreciation and amortization excludes amortization of deferred financing fees, which is included in interest expense, net.
(11) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest and extraordinary items, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $24.3 million for the year ended December 31, 1998.
(12) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less current maturities of long-term debt).
(13) In 1994, the Company adopted the Last-In-First-Out (LIFO) method of accounting for certain inventories which had the effect of reducing net income by $1.7 million.
(14) Balance sheet data at December 31, 1994 were derived from unaudited financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations of the Company includes a discussion of periods before the consummation of the Recapitalization. The discussion and analysis of such periods does not reflect the significant impact that the Recapitalization has had on the Company. See "Business -The Recapitalization," and the section below under "- -Liquidity and Capital Resources" for further discussion relating to the impact that the Recapitalization has had and may have on the Company. The following discussion should be read in conjunction with "Selected Financial Data" (Item 6) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto, appearing elsewhere in this Report. References to "Management" should be understood in this section to refer to the Company's management in the time periods in question.

Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow-molded rigid plastic bottles for the automotive, food and beverage and HC/PC products business. Management believes that critical success factors to the Company's business are its ability to (i) serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies, (ii) forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic), and (iii) make the correct investments in plant and technology necessary to satisfy the two forces mentioned above.

     The Company's North American one quart motor oil container business is in a mature industry. Unit volume in the one quart motor oil business has been declining at approximately 1-2% per year and, as a result, the Company has experienced competitive price pressures in this business throughout 1996, 1997 and 1998. The Company has reduced prices on contracts that have come up for renewal to maintain its competitive position and has been able to partially offset these price reductions by improving manufacturing efficiencies, light-weighting of bottles, improving line speeds, reducing material spoilage and by improving labor efficiency and inventory. Management believes that the decline in the domestic one-quart motor oil business will continue for the next several years but believes that there are significant volume opportunities for its automotive product business in foreign countries, particularly those in Latin America. On April 30, 1997, the Company acquired 80% of certain assets and 80% of certain liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, and on February 17, 1998 purchased the residual 20% ownership interest. The Company has since signed agreements to operate two additional plants in Brazil, both of which are now in production.

     The Company's Household and Personal Care ("HC/PC") business continues to grow, as package conversion trends continue from other packaging forms in certain segments of the Company's product lines. The Company continues to benefit as liquid fabric care products, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in cardboard. The Company has upgraded its proprietary machinery to new larger blow molders to standardize its production lines , improve flexibility and reduce manufacturing costs.

     Management believes that the area with the greatest opportunity for growth continues to be in producing bottles for the North American food and beverage business because of the continued conversion to plastic packaging, and, in particular, the demand for hot-fill PET containers for juices, juice drinks, sport drinks and teas. From 1992 to 1998 the Company has invested over $166 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what Management estimated would be the growth in this area. For the year ended December 31, 1998 sales of hot-fill PET containers had grown to $134.4 million from negligible levels in 1993. In this business, the Company continues to benefit from more experienced plant staff, improved line speeds, higher absorption of SG&A and fixed overhead costs and improved resin pricing and material usage.

     Following its strategy to expand in selected international areas, the Company currently operates, either on its own or through joint ventures, in Argentina, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom. Management is focusing on its operations in France, which is a competitive arena and suffers from a lagging economy, and is seeking to improve the profitability in that country. The Company recently acquired its operations in Germany, Turkey and the United Kingdom and
additional operations in France.   Management believes that the recent
acquisition of manufacturing plants in Europe from Crown/CMB has provided additional competitive scale to the Company's global sales efforts. In addition, given the recent troubled economy in Latin America, and more specifically Brazil, management is closely monitoring its operations and investment there.

     For the year ended December 31, 1998, over 70% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts (i.e., with terms of between one and ten years) and the remainder of which were generated by customers with whom the Company has been doing business for over 10 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

     Based on industry data, the following table summarizes average market price per pound of PET and HDPE resins:

                       Year Ended December 31,
                 ----------------------------------
                   1996         1997         1998
                 --------     --------     --------

PET                $0.63        $0.50       $0.53

HDPE                0.41         0.46        0.37


     In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of HDPE and PET resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, Management believes that an analysis of the cost of goods sold, as well as certain other expense items, should not be analyzed as a percentage of net sales.

Results of Operations

     The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total revenues:

                                    Year Ended December 31,
                        ---------------------------------------------------
                                        (In Millions)
                              1996             1997              1998
                        ----------------  ---------------  ----------------
 Automotive              $180.9    39.4%   $196.4   37.6%   $188.7    32.1%
 Food & Beverage          116.4    25.3%    150.6   28.9%    221.1    37.6%
 HC/PC                    162.4    35.3%    174.7   33.5%    178.3    30.3%
                         ------    ----    ------   ----    ------    ----
 Total Net Sales         $459.7   100.0%   $521.7  100.0%   $588.1   100.0%
                         ======   =====    ======  =====    ======   =====

                                   Year Ended December 31,
                                        (In Millions)
                       ----------------------------------------------------
                             1996                1997            1998
                       ---------------      --------------   ------------
 North America          $381.9    83.1%    $440.0   84.3%   $465.3    79.1%
 Europe                   77.8    16.9%      67.4   12.9%    100.8    17.2%
 Latin America              --      --       14.3    2.8%     22.0     3.7%
                       ------   ------    ------  -----    ------   ------
Total Net Sales        $459.7   100.0%    $521.7  100.0%   $588.1   100.0%
                       ======   =====     ======   =====   ======   =====

1998 Compared to 1997

     Net Sales.   Net sales for the year ended December 31, 1998 increased
$66.4 million to $588.1 million from $521.7 million for the year ended
December 31, 1997.   The increase in sales was primarily due to a 12.4%
increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. On a geographic basis, sales for the year ended December 31, 1998 in North America were up $25.3 million or 5.8% from the year ended December 31, 1997. The North American sales increase included higher pounds sold of 8.4%. North American sales in the food and beverage business contributed $48.5 million to the increase, while North American sales in the automotive business and HC/PC business were $14.4 million and $8.8 million lower respectively. Approximately 76% of the decrease in North American sales in the automotive business and approximately all of the decrease in North American sales in the HC/PC business were attributable to declining resin pricing. Sales for the year ended December 31, 1998 in Europe were up $33.4 million or 49.6% from the year ended December 31, 1997, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 40.2% increase in pounds sold. Additionally, sales in Latin America for the year ended December 31, 1998 were up $7.7 million primarily as a result of the Company's investment in its Latin American subsidiary in the second quarter of 1997.

     Gross Profit. Gross profit for the year ended December 31, 1998 increased $33.0 million to $117.4 million from $84.4 million for the year ended December 31, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $27.4 million or 33.6%. Additionally, gross profit increased $3.9 million in Europe and $1.7 million in Latin America.

     Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the year ended December 31, 1998 increased $2.9 million to $37.8 million from $34.9 million for the year ended December 31, 1997. As a percent of sales, selling, general and administrative expenses declined to 6.4% of sales in 1998 from 6.7% in 1997 generally due to the leveraging of costs that are fixed in nature on higher sales. The dollar increase in 1998 selling, general and administrative expenses is due primarily to the inclusion of the Company's Latin American subsidiary and the newly-acquired European subsidiaries which were acquired in the second quarter of 1997 and the third quarter of 1998, respectively.

     Special Charges and Unusual Items. In 1998, special charges and unusual items included $20,609,000 related to recapitalization compensation costs (see "Business -- The Recapitalization" for a further discussion of the recapitalization compensation), $1,960,000 of restructuring charges relating to the operations in Europe ($1,220,000) and in North America ($740,000), $963,000 in costs related to year 2000 system conversion (see "--Information

Systems Initiative" for a further discussion), $427,000 of aborted acquisition costs, and $285,000 of legal fees. In 1997, special charges and unusual items included $22,624,000 of legal fees and amounts expected to be paid in settlement related to the JCI-Schmalbach-Lubeca litigation, $1,222,000 of restructuring charges relating to operations in Europe ($746,000) and in North America ($476,000), and $515,000 in costs related to year 2000 system conversion.

     Recapitalization Expenses. Recapitalization expenses of $11.8 million relate to the Recapitalization that occurred on February 2, 1998 and also include transaction fees and costs associated with the termination of interest rate collar and swap agreements.

     Interest Expense, Net.   Interest expense, net increased $54.6 million
to $68.0 million (including $10.1 million of non-cash interest on the Senior Discount Notes) for the year ended December 31, 1998 from $13.4 million for the year ended December 31, 1997. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

     Other (Income) Expense.   Other (income) expense was $(0.1) million for
the year ended December 31, 1998 as compared to $0.8 million for the year ended December 31, 1997. The higher income was due primarily to lower foreign exchange loss in the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     Net Income (loss).   Primarily as a result of factors discussed above,
net loss for the year ended December 31, 1998 was $26.1 million compared to net income of $10.2 million for the year ended December 31, 1997.

     Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA in 1998 increased 33.3% to $119.7 million from $89.8 million in 1997.

1997 Compared to 1996

     Net Sales. Net Sales in 1997 increased $62.0 million to $521.7 million from $459.7 million in 1996. The increase in net sales was primarily due to the effects of a 6.5% increase in unit volume and an 11.7% increase in resin pounds sold. Net sales also increased as a result of the effect of net resin price increases and changes in product mix. The most significant geographic increase in net sales was in North America, where sales in 1997 were $58.1 million or 15.2% higher than in 1996. The North American sales increase includes higher unit volume of 9% and higher pounds sold of 15%. North American sales in the food and beverage business contributed $32.9 million of the increase while the HC/PC business contributed $18.2 million. Additionally, 1997 sales included a $14.3 million contribution as a result of the Company's investment in its Latin American subsidiary. Sales in Europe in 1997 declined $10.4 million or 13.4% from 1996, primarily due to $9.1 million in foreign currency translation due to the weakening of the French Franc and Italian Lire. Overall, European sales reflected a decline of 1.7% in unit volume and 6.9% in pounds sold, primarily in the HC/PC product line.

     Gross Profit. Gross profit in 1997 increased $7.2 million to $84.4 million from $77.2 million in 1996. The increase in gross profit resulted from the higher sales volume in 1997 as compared to the prior year and from the favorable impact of lower depreciation. Gross profit in North America was up $10.6 million or 15.0%, while European gross profit was down $5.7 million due primarily to lower sales volumes. In addition, 1997 gross profit included $2.3 million from the Company's Latin American subsidiary.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1997 decreased $0.6 million to $34.9 million from $35.5 million in 1996. Selling, general and administrative expenses, as a percentage of sales, declined to 6.7% in 1997 from 7.7% in 1996. The decrease was due to the favorable impact of foreign currency translation due to the weakening French Franc and Italian Lire in Europe, where selling, general and administrative expenses were $1.8 million lower in 1997 than in 1996, partially offset by $1.0 million from the Company's Latin American subsidiary and higher North American expenses of $0.2 million.

     Special Charges and Unusual Items. Special charges and unusual items increased $17.4 million to $24.4 million in 1997 compared to $7.0 million in 1996. Special charges and unusual items included non-recurring legal fees in both years, and in 1997, amounts expected to be paid in settlement of the JCI Schmalbach-Lubeca litigation, aggregating $22.6 million in 1997 and $6.3 million in 1996. Special charges and unusual items also included $0.7 million of restructuring charges relating to the European operations in each year, while 1997 special charges and unusual items also included $0.5 million related to restructuring of North American operations and $0.5 million related to year 2000 system conversion expenditures. See "--Information Systems Initiative" for a further discussion.

     Interest Expense, Net. Interest expense, net decreased 7.6% to $13.4 million in 1997 from $14.5 million in 1996. The decrease was primarily the result of a lower average interest rate in 1997, partially offset by higher borrowings during the same period.

     Other (Income) Expense, Net. Other (income) expense changed $1.8 million in 1997 to $0.8 million of net expense from $1.0 million of net income in 1996. Other (income) expense included foreign currency exchange losses of $1.0 million in 1997 compared to foreign exchange gains of $0.7 million in 1996. In addition, other (income) expense included equity in income of Masko Graham, the Company's joint venture in Poland.

     Net Income. Primarily as a result of factors discussed above, net income in 1997 decreased $11.0 million to $10.2 million from $21.2 million in 1996.

     Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA in 1997 decreased 0.9% to $89.8 million from $90.6 million in 1996.

Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company in 1996, 1997 or 1998.

Information Systems Initiative

     The Company has assembled a team of professionals and consultants to ensure that significant Year 2000 issues which might have a material impact on the Company's results of operations, liquidity or financial position are timely identified and any resulting remediation timely resolved.

     The Company completed an evaluation and assessment to ensure that its information systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software. As a result of this evaluation and assessment, the Company decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and payroll and
human resources system.   Currently the Company is in the process of
converting its core application systems. The Company expects to complete the testing and training phases of the core application systems conversion by the end of April 1999. The conversion in the Company's North American operations is expected to be completed by the end of the second quarter of 1999. The conversion in the Company's European operations will immediately follow the North American conversion and is expected to be completed by the end of 1999. The conversion in the Company's Latin American operations is not expected to be completed until after 1999. For the Company's Latin American operations, and if for some unforeseen reason the Company is unable to complete the conversion of its IT systems on the timetable previously described for the North American and European operations, the existing software will be modified to allow for uninterrupted business operations until such conversion can be completed.

     During 1998 and 1997, the Company expensed $1.0 million and  $0.5 million, respectively, associated with its information systems evaluation and assessment and capitalized $5.5 million related to the purchase of software and and hardware. The Company expects to incur during 1999 through the year 2000.

approximately $12.6 million to purchase, test and install new software as well as incur internal staff costs, consulting fees and other expenses.

     Based on the extensive reviews completed to date, the Company is not aware of any conditions that will result in an interruption to production capacity. In addition, all critical material suppliers are either year 2000 compliant or have plans that will achieve these goals by the end of 1999.

     The Company expects to have its remediation efforts completed by the end of 1999, and does not expect any material impact on its results of operations, liquidity or financial position due to incomplete or untimely resolution of the year 2000 issue. As stated, critical material vendors are, or will be year 2000 compliant by the end of 1999. However, in forming a total assessment, the ability of all critical third parties with whom the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to adequately address their year 2000 issues would not
have a material adverse effect on the Company.   Risks to the Company include
the possible interruption of production and negative effects on cash flow associated with reduced sales, increased production costs and reduced customer collections.

     While there are issues beyond the control of the Company, where practical, contingency plans are being implemented. Contingency plans, such as switching transportation modes, reviewing year-end inventory levels by plant and performing record keeping functions on a manual basis are being formulated.

Derivatives

     The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement. The Company also enters into forward exchange contracts, when appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency.

Liquidity and Capital Resources

     In 1996, 1997 and 1998, the Company generated $176.7 million of cash from operations and $618.8 million from increased indebtedness. This $795.5 million was primarily used to fund $218.4 million of capital expenditures, $65.4 million of investments, make distributions of $55.3 million to the Company's partners, make $409.3 million recapitalization cash distribution to owners (net of owner note repayments), make $39.6 million of debt issuance fee payments and for $7.5 million of other net uses.

     On February 2, 1998, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of December 31, 1998 and the remaining $100 million was drawn in February 1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.0%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the
Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to
$50 million.   In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     The Recapitalization also included the issuance of $225 million of Senior Subordinated Old Notes and $100.6 million gross proceeds of Senior Discount Old Notes ($169 million aggregate principal amount at maturity). Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. At December 31, 1998, the Company's outstanding indebtedness was $875.4 million.

     During 1999, the Company expects to incur capital expenditures that are similar in nature and size to those incurred in 1998. However, total capital expenditures for 1999 may vary significantly depending on the timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the New Credit Agreement.

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Total capital expenditures for 1996, 1997 and 1998 were approximately $31.3 million, $53.2 million and $133.9 million, respectively. Management estimates that the annual capital expenditure required to maintain the Company's current facilities are approximately $20 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

     Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

     In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Agreement. See Notes 7 and 18 to the Financial Statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 (Item 8).

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

New Accounting Pronouncements Not Yet Adopted

     In March 1998, the AICPA issued Statement of Position
("SOP") 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The SOP is effective for the Company on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for the Company on January 1, 1999. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect the adoption of the SOP to have a significant impact on the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities".
This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its assessment of SFAS No. 133 and has not determined the impact adoption will have on the Company's results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      As a result of the Recapitalization, the Company has significant long and short-term debt commitments outstanding as of December 31, 1998. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

     To the extent that the Company's financial instruments, including off-balance sheet derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 1998. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 1998 for the receive rate. Note 8 to the Financial Statements should be read in conjunction with the table below.

                                                                         (In thousands)
                                     Expected Maturity Date of Long-Term Debt (Including Current
                                   Portion) and Interest Rate Swap Agreements at December 31, 1998               Fair Value
                                        ------------------------------------------------------                   December 31,
                                   1999         2000       2001       2002       2003     Thereafter    Total       1998
                                 ---------   ---------   ---------   -------   ---------  -----------  ---------  -----------

Interest rate sensitive
liabilities:
Variable rate borrowings,
  including short-term
  amounts . . . . . . . . . . .    11,929      15,192       20,208     25,771    28,905   512,695      614,700     614,700
  Average interest rate . . . .     6.39%      7.46%        7.41%      7.36%      7.28%     8.02%
Fixed rate borrowings . . . . .        --         --           --        --        --     260.697      260,697     271,400
  Average interest rate . . . .        --         --           --        --        --       9.60%           --        --
                                   11,929      15,192       20,208     25,771    28,905   773,392      875,397     886,100
                                   ======      ======       ======     ======    ======    ======      =======      =======
Derivatives matched against
liabilities:

Pay fixed swaps . . . . . . . .       --         --       150,000    200,000   100,000        --      450,000      (8,784)
  Pay rate . . . . . .. . . . .       --         --          5.51%      5.81%    5.77%        --           --           --
  Receive rate . . . . . . .. .       --         --          5.56%      5.56%    5.56%        --           --           --

The Company also enters into forward exchange contracts, when considered appropriate, to hedge foreign exchange rate exposure on transactions that are denominated in a foreign currency. See Note 8 to the Financial Statements.


Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number
                                                                      ------
Reports of Independent Auditors                                         50


Audited Financial Statements                                            52

    Balance Sheets at December 31, 1998 and 1997                        52

    Statements of Operations for the years ended December 31, 1998,
    1997 and 1996                                                       54

    Statements of Partners' Capital/Owners' Equity (Deficit) for
    the years ended December 31, 1998, 1997 and 1996                    55

    Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996                                                       56

    Notes to Financial Statements                                       58

                         INDEPENDENT AUDITORS' REPORT



To the Owners
Graham Packaging Holdings Company

     We have audited the accompanying consolidated balance sheet of Graham Packaging Holdings Company as of December 31, 1998, and the related consolidated statements of operations, partners' capital/owners' equity (deficit), and cash flows for the year then ended. Our audit also included financial statement schedules I and II (as it pertains to 1998) listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express n opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules (as they pertain to 1998), when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 19, 1999

                        REPORT OF INDEPENDENT AUDITORS


The Owners
Graham Packaging Group

     We have audited the accompanying combined balance sheet of the entities and operations listed in Note 1, collectively referred to as the Graham Packaging Group, as of December 31, 1997, and the related combined statements of operations, partners' capital/owners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997.
Our audits also included financial statement Schedule II (as it pertains to 1997 and 1996) as listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the entities and operations listed in Note 1, at December 31, 1997, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic 1997 and 1996 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Harrisburg, Pennsylvania
March 23, 1998,
  except for the matters discussed in the last paragraph of Note 14 and the next to last paragraph of Note 18, as to which the date is April 24, 1998

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                BALANCE SHEETS
                                (In thousands)




                                                                            December 31,
                                                               ---------------------------------------
                                                                     1998                  1997
                                                                 Consolidated            Combined
                                                               -----------------   -------------------
                           ASSETS
Current assets:
 Cash and cash equivalents                                         $   7,476             $  7,218
 Accounts receivable, net                                             87,618               69,295
 Inventories                                                          41,247               32,236
 Prepaid expenses and other current assets                            14,587                9,198

                                                                    --------             --------
Total current assets                                                 150,928              117,947
Property, plant, and equipment:
 Machinery and equipment                                             560,585              478,534
 Land, buildings, and leasehold improvements                          85,462               68,146
 Construction in progress                                            105,541               41,230
                                                                    --------             --------
                                                                     751,588              587,910
 Less accumulated depreciation and amortization                      364,896              327,614
                                                                    --------             --------
                                                                     386,692              260,296
Other assets                                                          59,127                7,248
                                                                    --------             --------
Total assets                                                       $ 596,747             $385,491
                                                                    ========             ========
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current Liabilities:
 Accounts payable                                                  $  77,485             $ 56,547
 Accrued expenses                                                     71,431               51,814
 Current portion of long-term debt                                    11,929                4,771
                                                                    --------             --------








Total current liabilities                                            160,845              113,132
Long-term debt                                                       863,468              263,694
Other non-current liabilities                                         11,228                3,345
Minority interest                                                         --                4,983
Commitments and contingent liabilities                                    --                   --
Partners' capital/owners' equity (deficit):
 Partners'/owners' capital                                          (442,271)              20,383
 Notes receivable for ownership interests                                 --              (20,240)
 Accumulated other comprehensive income                                3,477                  194
                                                                    --------             --------
Total partners' capital/owners' equity (deficit)                   0(438,794)                 337
                                                                    --------             --------
Total liabilities and partners' capital/owners' equity              $596,747             $385,491
(deficit)
                                                                    ========             ========


                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                             STATEMENTS OF OPERATIONS
                                (In thousands)


                                                                                           Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                                 1998               1997                1996
                                                                             Consolidated         Combined            Combined
                                                                          -----------------   -----------------   -----------------
Net sales                                                                     $588,131            $521,707            $459,740

Cost of goods sold                                                             470,762             437,301             382,547
                                                                              --------            --------            --------
Gross profit                                                                   117,369              84,406              77,193
Selling, general, and administrative expenses                                   37,765              34,882              35,472

Special charges and unusual items                                               24,244              24,361               7,037
                                                                              --------            --------            --------
Operating income                                                                55,360              25,163              34,684
Recapitalization expenses                                                       11,769                  --                  --

Interest expense                                                                68,379              14,940              15,686
Interest income                                                                   (371)             (1,510)             (1,233)
Other (income) expense                                                            (122)                755                (977)

Minority interest                                                                   --                 165                  --
                                                                              --------            --------            --------
Income (loss) before income taxes and extraordinary item                       (24,295)             10,813              21,208
Income tax provision (benefit)                                                   1,092                 600                 (24)
                                                                              --------            --------            --------

Income (loss) before extraordinary item                                        (25,387)             10,213              21,232
Extraordinary loss from early extinguishment of debt                               675                  --                  --
                                                                              --------            --------            --------
Net income (loss)                                                             $(26,062)           $ 10,213            $ 21,232
                                                                              ========            ========            ========



                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
           STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                (In thousands)

                                              Partners'        Notes         Accumulated
                                               Capital       Receivable         Other
                                               Owners'      for Ownership   Comprehensive
                                               Equity         Interests        Income             Total
                                            ------------    ------------   ----------------   --------------
Combined balance at January 1, 1996           $  37,822       $(20,240)        $ (2,326)         $  15,256
                                              ---------       --------         --------          ---------
 Net income for the year                         21,232             --               --             21,232
 Cumulative translation adjustment                   --             --              656                656
                                                                                                 ---------
 Comprehensive income                                                                               21,888
                                                                                                 ---------
 Cash distributions to owners                   (20,339)            --               --            (20,339)
                                              ---------       --------         --------          ---------
Combined balance at December 31, 1996            38,715        (20,240)          (1,670)            16,805
                                                                                                 ---------
 Net income for the year                         10,213             --               --             10,213
 Cumulative translation adjustment                   --             --            1,864              1,864

                                                                                                 ---------
 Comprehensive income                                                                               12,077
                                                                                                 ---------
 Cash distributions to owners                   (28,737)            --               --            (28,737)
 Other                                              192             --               --                192
                                              ---------       --------         --------          ---------
Combined balance at December 31, 1997            20,383        (20,240)             194                337
                                                                                                 ---------
 Net loss for the year                          (26,062)            --               --            (26,062)
 Cumulative translation adjustment                   --             --            3,283              3,283
                                                                                                 ---------
 Comprehensive income                                                                              (22,779)
                                                                                                 ---------
 Cash distributions to owners                    (6,852)            --               --             (6,852)
 Recapitalization                              (429,740)        20,240               --           (409,500)
                                              ---------       --------         --------          ---------
Consolidated balance at December 31, 1998     $(442,271)            --         $  3,477          $(438,794)
                                              =========       ========         ========          =========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                            STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Year Ended December 31,
                                                                            ------------------------------------------------------
                                                                                  1998               1997               1996
                                                                              Consolidated         Combined           Combined
                                                                            ----------------   ----------------   ----------------
Operating activities:
 Net income (loss)                                                              $(26,062)          $ 10,213           $ 21,232
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                 39,281             41,039             48,218
    Amortization of debt issuance fees                                             3,823                320                216
    Accretion of senior discount notes                                            10,085                 --                 --
    Extraordinary loss                                                               675                 --                 --
    Write-off of license fees                                                      1,436                 --                 --
    Minority interest                                                                 --                165                 --
    Equity in earnings of joint venture                                             (274)              (200)              (257)
    Foreign currency  transaction (gain) loss                                         43              1,124             (1,045)
    Other non-current assets and liabilities                                         450                565             (1,499)
    Other non-cash recapitalization expense                                        3,419                 --
  Changes in operating assets and liabilities, net of acquisitions of businesses:
    Accounts receivable                                                           (1,565)           (10,918)              (996)
    Inventories                                                                   (2,770)            (3,605)             1,773
    Prepaid expenses and other current assets                                     (4,025)            (3,935)             3,751
    Accounts payable and accrued expenses                                         17,291             32,137             (3,375)
                                                                                --------           --------           --------
Net cash provided by operating activities                                         41,807             66,905             68,018
Investing activities:
    Net purchases of property, plant, and equipment                             (133,912)           (53,173)           (31,252)
    Acquisitions of Brazilian and European businesses, net of cash acquired      (45,152)           (19,016)                --
    Joint ventures and other investments                                               --                 --             (1,239)
    Other                                                                          (2,130)               (88)              (271)
                                                                                --------           --------           --------
Net cash used in investing activities                                           (181,194)           (72,277)           (32,762)











Financing activities:
   Proceeds from issuance of long-term debt                                    1,130,411            174,049            117,528
   Payment of long-term debt                                                    (271,068)          (136,430)          (131,321)
   Recapitalization debt repayments                                             (264,410)                --                 --
   Recapitalization owner note repayments                                         20,240                 --                 --
   Recapitalization cash distributions to owners                                (429,566)                --                 --
   Other cash distributions to owners                                             (6,852)           (28,073)           (20,339)
   Debt issuance fees                                                            (39,100)                --               (541)
   Other                                                                              --                 --                 51
                                                                                --------           --------           --------
Net cash provided by (used in) financing activities                              139,655              9,546            (34,622)
Effect of exchange rate changes                                                      (10)              (387)               352
                                                                                --------           --------           --------
Increase in cash and cash equivalents                                                258              3,787                986
Cash and cash equivalents at beginning of year                                     7,218              3,431              2,445
                                                                                --------           --------           --------
Cash and cash equivalents at end of year                                        $  7,476           $  7,218           $  3,431
                                                                                ========           ========           ========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The consolidated and combined financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I,L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Graham Packaging Group (as defined). Prior to February 2, 1998, these operations of the Graham Packaging Group were under common control by virtue of ownership of the Group by the Donald C. Graham family. In addition, the 1998 consolidated financial statements of the Group include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor of the Senior Subordinated Notes and as co-borrower under the New Credit Agreement, and the purpose of GPC Capital Corp. II is solely to act as co-obligor of the Senior Discount Notes and as guarantor of the New Credit Agreement. GPC Capital Corp. I and GPC
Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Group include the operations of Graham Emballages Plastiques
 S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastic, Ambalaj A.S.; and Graham Packaging Deutschland Gmbh as a result of the acquisition of selected plants of Crown Cork & Seal (see Note 3). These entities and assets are referred to collectively as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see Note 2), the financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. Allamounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

     Since the Recapitalization, Holdings has had no assets, liabilities or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II and the Senior Discount Notes and related unamortized issuance costs. Holdings has fully and unconditionally guaranteed the Operating Company's Senior Subordinated Notes on a senior subordinated basis.

Description of Business

     The Group sells plastic packaging products to large, multinational companies in the automotive, food and beverage, and household cleaning and personal care industries. The Group has manufacturing facilities in the United States, Canada, United Kingdom, France, Germany, Italy, Poland, Turkey, Hungary and Brazil.

Investment in Joint Venture

     The Group accounts for its investment in a joint venture in Poland under the equity method of accounting.

Revenue Recognition

     Sales are recognized as products are shipped and upon passage of title to the customer and as services are rendered.

Cash and Cash Equivalents

     The Group considers cash and investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market with cost determined by the last-in, first-out (LIFO) and first-in, first-out (FIFO) methods.

Property, Plant and Equipment

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Lease amortization is included in depreciation expense. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring those assets.

Other Assets

     Other assets include debt issuance fees, goodwill and license fees for which amortization is computed by the straight-line method over the term of the related debt for debt issuance fees, twenty years for goodwill and from five to ten years for license fees. Accumulated amortization on goodwill is $342,000 as of December 31, 1998.

Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Derivatives

     The Group enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Credit Agreement. The Group also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. During 1997, the Group used a combination of interest rate collar and swap agreements to hedge interest rate risk.

Foreign Currency Translation

     The Group uses the local currency as the functional currency for all foreign operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in Accumulated Other Comprehensive Income as a component of Partners' capital/owners' equity.

Comprehensive Income

     As of January 1, 1998, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income.
SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Group's net income or partners' capital/owners' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in partners' capital/owners' equity, to be included in other comprehensive income and added with net income to determine total comprehensive income which is displayed in the Statements of Partners' Capital/Owners' Equity (Deficit). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Income Taxes

     The Group does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners/owners. For the Group's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Segment Disclosure

     The Group adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires certain information to be reported about operating segments on a basis consistent with the Group's internal reporting structure (see Note 19).

Management Option Plan

     The Group accounts for equity based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, "Accounting For Stock Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The Group has elected to remain on its current method of accounting as described above and has adopted the disclosure requirements of SFAS No. 123.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain Reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

New Accounting Pronouncements Not Yet Adopted

     In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed
For or Obtained For Internal-Use." The SOP is effective for the Group on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Group has not yet assessed what the impact of the SOP will be on the Group's future earnings or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for the Group on January 1, 1999. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Group does not expect the adoption of the SOP to have a significant impact on the Group's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Group's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its assessment of SFAS No. 133 and has not determined the impact adoption will have on the Group's results of operations or financial position.

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

     As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $6.8 million had been expensed as of December 31, 1998, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 14.

3.   Acquisitions

Purchase of Certain Plants of Crown, Cork & Seal:

     On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $42.2 million, net of liabilities assumed, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 27, 1998. The initial purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values. Negotiations regarding the final purchase price are still ongoing which could result in a reduction of the purchase price which is not expected to be significant. Goodwill is being amortized over 20 years on the straight-line basis.

     The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

    Current assets                                               $21,771
    Property, plant and equipment                                 29,597
    Other assets                                                   2,379
    Goodwill                                                      16,230
                                                                 -------
    Total                                                         69,977
    Less liabilities assumed                                      27,820
                                                                 -------
    Net cost of acquisition                                      $42,157
                                                                 =======

 Purchase of Rheem-Graham Embalagens, Ltda:

     On April 30, 1997, Graham Packaging do Brasil Industria e Comercio S.A., then a wholly owned subsidiary of Holdings with no operations, and owners of Holdings, acquired 80% of the operating assets of Rheem-Graham Embalagens Ltda., which manufactures and sells plastic packaging products, from Rheem Empreendimentos Industrialis e Comerciais. Rheem Empreendimentos Industrialis e Comerciais contributed the remaining 20% of the operating assets of Rheem-Graham Embalagens Ltda. in exchange for a 20% minority interest in Graham Packaging do Brasil Industria e Comercio S.A. The purchase price related to the 80% of the operating assets of Rheem-Graham Embalagens Ltda. was approximately $21.1 million, which was funded through borrowings under the Group's bank facilities. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the business acquired by Graham Packaging do Brasil Industria e Comercio S.A. are included in the financial statements of the Group beginning on April 30, 1997, less a minority interest amount equal to 20% of

Graham Packaging do Brasil Industria e Comercio S.A. owned by the unaffiliated entity. The purchase price has been allocated to assets acquired and liabilities assumed based upon fair values on the date of acquisition. The fair value of assets and liabilities acquired and contributed to Graham Packaging do Brasil Industria e Comercio S.A. during 1997 is summarized as follows (in thousands):

    Net working capital                                           $2,451
    Property, plant and equipment                                 23,679
                                                                 -------
                                                                 $26,130
                                                                 =======

In February 1998, the Group acquired the remaining 20% minority interest of $4,983,000 in Graham Packaging do Brasil Industria e Comercio S.A. from Rheem Empreendimentos Industrialis e Comerciais for $2,995,000.
The difference of $1,988,000 has been recorded as a reduction of the carrying amount of property, plant & equipment

 Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that both of the above acquisitions had taken place at the beginning of each period presented:

                                         Year Ended December 31,
                                       --------------------------
                                          1998             1997
                                        --------         --------
                                             (In thousands)
          Net sales                      $631,567         $600,507
          Net income (loss)               (29,322)           4,128

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

4.   Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts of $1,435,000 and $1,635,000 at December 31, 1998 and 1997
respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

     The Group's sales to one customer, which exceeded 10% of total sales in each of the past three years, were 12%, 14% and 12% for the years ended December 31, 1998, 1997 and 1996, respectively. For the year ended
December 31, 1998, approximately 67%, 24% and 9% of the sales to this customer were made in the United States, Europe and Canada, respectively.

5.   Inventories

     Inventories consisted of the following:

                                                   December 31,
                                              ----------------------
                                                 1998        1997
                                               --------    --------
                                                  (In thousands)
        Finished goods                           $23,497      $18,759
        Raw materials and parts                   17,750       15,447
                                                 -------      -------
                                                  41,247       34,206
        Less LIFO allowance                           --        1,970
                                                 -------      -------
                                                 $41,247      $32,236
                                                 =======      =======

     The December 31, 1998 and 1997 inventories valued using the LIFO method totaled $23,269,000 and $22,446,000 respectively.

6.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                        December 31,
                                                 -------------------------
                                                     1998          1997
                                                   --------      --------
                                                       (In thousands)
  Accrued  employee  compensation  and
       benefits                                        $19,983      $16,305
  Special charges and unusual items                      7,744       18,472
  Accrued Interest                                      16,736          512
  Other                                                 26,968       16,525
                                                       -------      -------
                                                       $71,431      $51,814
                                                       =======      =======



7.   Debt Arrangements
     Long-term debt consisted of the following:

                                                           December 31,
                                                       -----------------------
                                                          1998         1997
                                                        --------     --------
                                                           (In thousands)
Credit Agreement:
   Term loan                                             $466,800     $125,000
   Revolving loan                                          61,000      132,179
   Revolving credit facilities                              7,055        6,653
   Senior Subordinated Notes                              225,000           --
   Senior Discount Notes                                  110,697           --
   Other                                                    4,845        4,633
                                                         --------     --------
                                                          875,397      268,465
Less amounts classified as current                         11,929        4,771
                                                         --------     --------
                                                         $863,468     $263,694
                                                         ========     ========

     On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of December 31, 1998). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging
from 0.625% to 3.00%.   A commitment fee ranging from 0.20% to 0.50% is due
on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Group's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     The Recapitalization also included the issuance of $225 million in Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds in Senior Discount Notes ($169 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable quarterly beginning January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

     At December 31, 1998, the Operating Company had entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

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

     The Group's effective rate on the outstanding borrowings under the term loan and revolving loan was 7.73% and 6.03% at December 31, 1998 and 1997, respectively.

     The Group had several variable-rate revolving credit facilities denominated in U.S. Dollars, French Francs and Italian Lire, with aggregate available borrowings at December 31, 1998 equivalent to $15.9 million. The Group's average effective rate on borrowings of $7.1 million on these credit facilities at December 31, 1998 was 4.95%. The Group's average effective rate on borrowings of $6.7 million on these credit facilities at December 31, 1997 was 6.70%.

     Interest paid during 1998, 1997 and 1996, net of amounts capitalized of $2,639,000, $615,000 and $572,000 respectively, totaled $41,985,000,
$14,900,000 and $15,868,000 respectively.

     Based upon the repayment terms under the New Credit Agreement, maturities of long-term debt for the succeeding five years are as follows:
1999--$11.9 million; 2000--$15.2 million; 2001--$20.2 million; 2002--$25.8 million; 2003--$28.9 million.

8.  Fair Value of Financial Instruments and Derivatives

     The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

     The fair values of these financial instruments approximate their carrying amounts.

     Long-Term Debt

     The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information and was estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Other long-term debt at December 31, 1998 consisted of approximately $260.7 million of fixed-rate debt instruments. The fair value of this long-term debt, including the current portion, was approximately $271.4 million at December 31, 1998. The fair value of other long-term debt at December 31, 1997 approximates the carrying amounts.

     Derivatives

     The Group is exposed to market risk from changes in interest rates and currency exchange rates. The Group manages these exposures on a consolidated basis and enters into various derivative transactions for selected exposure areas. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged. The Group does not hold or issue derivative financial instruments for trading purposes.

      Interest rate swap agreements are used to hedge exposure to interest rates associated with the Group's Credit Agreement. Under these agreements, the Group agrees to exchange with a third party at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the interest rate swap agreements.

     The following table presents information for all interest rate instruments. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore is not a direct measure of the Group's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts. The carrying value, which represents accrued interest due to counterparties under swap agreements, was not material.

(in thousands)                             1998                     1997 (1)
                                        ----------                  --------
Notional amount                           $450,000                  $179,045
Fair value                                 (8,784)                       354

(1) The Group used a combination of interest rate collar and swap agreements in 1997.

     Although derivatives are an important component of the Group's interest rate management program, their incremental effect on interest expense for 1998, 1997 and 1996 was not material.

     The Group manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Group utilizes foreign currency hedging activities to protect against volatility associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. The terms of these contracts are generally less than one year.

     Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. At December 31, 1998 the Group had foreign currency forward exchange contracts totalling $5,793,000 with a fair value of $5,936,000. The deferred gains and losses on these instruments were not material. There were no similar instruments at December 31, 1997.

     Credit risk arising from the inability of a counterparty to meet the terms of the Group's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Group. It is the Group's policy to enter into financial instruments with a diversity of creditworthy counterparties. Therefore, the Group does not expect to incur material credit losses on its risk management or other financial instruments.

9.   Lease Commitments

     The Group was a party to various leases involving real property and equipment during 1998, 1997 and 1996. Total rent expense for operating leases amounted to $10,627,000 in 1998, $9,599,000 in 1997 and $8,432,000 in 1996.
Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 1998, are as follows: 1999--$5,620,000; 2000--
$4,213,000; 2001--$3,261,000; 2002--$2,425,000; 2003--$1,900,000; and
thereafter--$4,155,000.

10.   Transactions with Affiliates

     Transactions with entities affiliated through common ownership included the following:

                                                Year Ended December 31,
                                                -----------------------
                                                1998      1997      1996
                                                     (In thousands)
Equipment purchases from affiliates           $22,045   $11,104    $5,223


Management services provided by affiliates,
     including management, legal,
     tax, accounting, insurance, treasury,
     and employee benefits administration
     services                                  $2,071    $2,820    $2,623

Management services provided and sales to
     Graham Engineering Corporation including
     engineering services and raw materials     $1,414      $945      $739

Interest income on notes receivable from
     owners                                       $103    $1,026    $1,026

     Account balances with affiliates include the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                         1998         1997
                                                       --------     --------
                                                          (In thousands)
Accounts receivable                                       $1,116       $361
Prepaid expenses and other current assets                     --        917
Accounts payable                                           2,804      3,470

     Certain land and buildings included in the accompanying financial statements were leased by the Group from the control group of owners under operating leases until the assets were contributed to the Group. The lease payments totaling zero in 1998, and approximately $2.6 million in 1997 and $2.8 million in 1996 are classified as distributions to owners in the accompanying financial statements. The depreciation and operating expenses related to the land and buildings are included in the operations of the Group. Certain of the real property leased from the control group was contributed to the Group as part of the Recapitalization and the related leases were terminated.

11.   Pension Plans

     Substantially all employees of the Group participate in noncontributory, defined benefit or defined contribution pension plans.

     The defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Group's policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over a period of ten years. Plan assets consist of a diversified portfolio including U.S. Government securities, certificates of deposit issued by commercial banks, and domestic common stocks and bonds.

     Prior to the Recapitalization, the Group participated in a plan sponsored by an affiliated company. As part of the Recapitalization, the Group's portion of pension obligations and related plan assets were spun off into a newly established plan. The transactions resulted in a one-time allocation of additional plan assets.

     Effective December 31, 1998, the Group adopted SFAS No. 132,
 "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of these plans, but revises the disclosure requirements for pension and other postretirement benefit plans for all years presented."

     The following table sets forth the change in the Group's benefit obligation and pension plan assets at market value for the years ended December 31, 1998 and 1997:

                                                                    1998                 1997
                                                              -----------------   -----------------
Change in benefit obligation:

Benefit obligation at beginning of year                           $(15,018)            $(11,898)
Service cost                                                        (1,628)              (1,317)
Interest cost                                                       (1,120)                (947)
Benefits paid                                                          276                  158
Change in benefit payments due to experience                          (109)                 (37)
Increase in benefit obligation due to change in discount            (1,975)                (958)
rate
Increase in benefit obligation due to plan change                     (385)                 (19)
                                                                  --------             --------
Benefit obligation at end of year                                  (19,959)             (15,018)

Change in plan assets:

Plan assets at market value at beginning of year                    12,092                9,489
Actual return on plan assets                                         1,914                  850
Employer contribution                                                1,997                1,911
Benefits paid                                                         (276)                (158)
Acquisitions (spin off from affiliated company)                      1,424
                                                                  --------             --------
Plan assets at market value at end of year                          17,151               12,092

Funded status                                                       (2,808)              (2,926)
Unrecognized net actuarial loss                                       (338)                  (4)
Unrecognized prior service cost                                        785                  446
                                                                  --------             --------
Accrued pension expense                                            $(2,361)             $(2,484)
                                                                  ========             ========


     Significant actuarial assumptions used to develop the projected benefit obligations were as follows:

                                                             December 31,
                                                         --------------------
                                                            1998        1997
Assumed discount rate                                       7.0%        7.5%
Assumed rate of compensation increase (salaried plan)       5.0%        5.0%
Expected return on plan assets                              8.0%        8.0%

     The Group's net pension cost for its defined benefit pension plans includes the following components:

                                                Year Ended December 31,
                                            ------------------------------
                                              1998        1997       1996
                                            ---------   --------    -------
                                                    (In thousands)
Service cost                                   $1,628     $1,317    $1,349
Interest cost                                   1,120        947       793
Actual return on plan assets                   (1,914)      (850)     (320)
Net amortization and deferral                   1,041        135      (238)
                                               ------     ------    ------

Net periodic pension costs                      $1,875     $1,549    $1,584
                                                ======     ======    ======


     The Group sponsors a defined contribution plan under Internal Revenue Code Section 401(k) which covers all hourly and salaried employees other than employees represented by a collective bargaining unit. The Group also sponsored other defined contribution plans under collective bargaining agreements. The Group's contributions are determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Group's cost for these plans for 1998, 1997, and 1996 were $787,000, $742,000 and $722,000 respectively.

12.   Partners' Capital/Owners' Equity

     Owners' equity included the partners' capital and shareholders' equity of the various entities and operations included in the financial statements, as described in Note 1. Prior to the Recapitalization, as described in Note 2, owners' equity included the partners' capital and shareholders' equity of those entities and operations included in the combined financial statements. Effective January 1, 1994, pursuant to an ownership structure reorganization of Holdings and several affiliated entities, Holdings obtained 60% of the outstanding voting interests of members of the Group operating in France, Italy, and the United Kingdom. The remaining 40% of the outstanding voting interests was obtained directly by owners of Holdings. Also, Holdings obtained 99% of the voting interest in Graham Recycling Company L.P. During 1995, the members operating in France and Italy issued 100% of their nonvoting preferred interests to Holdings.

     At December 31, 1997, Holdings owned 100% of the outstanding stock of Graham Packaging Canada, Ltd., a Canadian limited liability company, 15.8% of the outstanding stock of Graham Packaging do Brasil Industria e Comercio S.A.
 and a 99% limited partnership interest in the Operating Company. The remaining 1% interest in Graham Recycling Company, L.P. and the Operating Company were owned directly by owners of Holdings. In addition, 64.2% of Graham Packaging do Brasil Industria e Comercio S.A. was owned directly by owners of Holdings and the remaining 20% was owned by an unrelated entity. As noted in Note 3 in February 1998, the Group acquired the remaining 20% interest in Graham Packaging do Brasil Industria e Comercio S.A.

     At December 31, 1997, Holdings held notes receivable from limited partners of $20,240,000, bearing interest at 5.07% for partnership interests in it. The notes were classified as a reduction of owners' equity in the balance sheets. As a result of the Recapitalization (see note 2), this obligation was repaid by the limited partners in 1998.

         At December 31, 1998, Holdings owned a 99% direct limited partnership interest in the Operating Company. The remaining 1% interest in the Operating Company is owned as a general partnership interest by GPC Opco GP LLC, which is 100% owned by Holdings. The Operating Company in turn owns a 99% interest and, through its 100% owned subsidiary GP Sub GP, LLC, a 1% general partnership interest in the various entities and operations included in the financial statements, as described in Note 1, except for Graham Packaging Canada, Ltd. GPC Capital Corp. I and CMB Plastpak Plastic, Ambalaj Sanayi A.S., where the Operating Company owns 100% of the capital stock of these subsidiaries. In addition, Holdings owns 100% of the capital stock of GPC Capital Corp. II. As a result of the Recapitalization, any interests in these entities formerly held by owners of Holdings were contributed to Holdings , which in turn contributed these interests to the Operating Company.


13.   Management Option Plan

     Pursuant to the Recapitalization Agreement, the Group has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

     The Option Plan provides for the grant to certain management employees of Holdings and its subsidiaries of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plan), each 0.01% interest being referred to as a "Unit". The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 500 Units, representing a total of up to 5% of the equity of Holdings.

     The exercise price per Unit shall be the fair market value of the 0.01% interest on the date of the grant. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plan is intended to advance the best interests of the Group by allowing such employees to acquire an ownership interest in the Group, thereby motivating them to contribute to the success of the Group and to remain in the employ of the Group.

     A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of
such grants.   As of December 31, 1998, 399.1 Unit Options have been granted at an exercise price of $25,789 per Unit. No options were vested, forfeited, cancelled or exercised as of December 31, 1998.

     The Group applies APB 25 in accounting for the Option Plan. The exercise price of the Unit equals the fair market value of the 0.01% interest on the date of the grant and, accordingly no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Group's pro forma net loss for 1998 would have been reflected as follows:

                                                    (In thousands)
Net loss                                           ---------------
   As reported                                        $(26,062)
   Pro forma                                          $(26,483)

     The fair value of each option Unit is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for Units granted in 1998: pay out yield 0%, expected volatility of 0%, risk free interest rate of 5.558%, and expected life of 4.6 years.

14.   Special Charges and Unusual Items

     The special charges and unusual items were as follows:

                                                        Year Ended December 31,
                                                 -------------------------------------
                                                      1998          1997        1996
                                                 -------------   ----------   --------
                                                             (In thousands)
Restructuring of facilities                         $ 1,960       $  1,222     $  754
Systems conversion                                      963            515         --
Litigation                                              285         22,624      6,283
Recapitalization compensation                        20,609             --         --
Aborted acquisition costs                               427             --         --
                                                    -------        -------    -------
                                                    $24,244       $ 24,361     $7,037
                                                    =======        =======    =======

     In 1996, the Group incurred $754,000 to move assets from its plant in Lagnieu, France to Blyes, France, and in 1997, the Group incurred an additional $746,000 related to the restructuring of the facilities in France. Also in 1997, the Group incurred $476,000 in restructuring costs at its corporate offices. In 1998, the Group incurred restructuring charges of $1,960,000 related to the decision to close a plant in Whiting, Indiana and to restructure a plant in Blyes, France. Included in the $1,960,000 is $1,200,000 related to the legal liability of severing 51 employees at the Blyes plant in France and $350,000 related to the severing of 26 employees at the Whiting, Indiana plant. Additional severance costs of $1,000,000 are expected to be incurred in the first quarter of 1999 related to the restructuring of the Blyes plant.

     The systems conversion expenses relate to costs incurred by the Group as part of a multi-year project to ensure that its information systems and related hardware will be year 2000 compliant. The Group engaged outside consultants beginning in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software.

     Recapitalization expenses included in special charges and unusual items relate to compensation and to write-off of unamortized licensing fees. Additionally, Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years.

     The litigation costs in 1997 and 1996 are primarily costs incurred and accrued by the Group for legal fees in connection with the claims against the Group for alleged patent infringements and the counterclaims brought by the Group alleging violations of federal antitrust law by the plaintiffs and, for the year ended December 31, 1997, amounts expected to be paid in settlement of the claims in the JCI Schmalbach-Lubeca matter. See Note 18 to the Financial Statements.


15.   Other (Income) Expense

     Other (income) expense consisted of the following:

                                                        Year Ended December 31,
                                                     ------------------------------
                                                       1998       1997       1996
                                                     --------   --------   --------
                                                             (In thousands)
                                                           ------------------
Foreign exchange (gain) loss                             152     $  955     $ (720)
Equity income in earnings of joint ventures             (274)      (200)      (257)
                                                      ------     ------     ------
                                                      $ (122)    $  755     $ (977)
                                                      ------     ------     ------

16.   Income Taxes

     Certain legal entities in the Group do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $482.6 million at December 31, 1998. The reported amount of their assets net of the reported amount of their liabilities exceeded the related tax bases of their assets net of liabilities by $14.8 million at December 31, 1997.

     Income of certain legal entities related principally to the foreign operations of the Group is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:

                                                                                   December 31,
                                                                  ---------------------------------------------
                                                                           1998                    1997
                                                                  ---------------------   ---------------------
                                                                                  (In thousands)
                                                                                  --------------
Deferred tax assets:
 Net operating loss carryforwards                                        $ 24,654                $ 13,613
 Accrued retirement indemnities                                             1,614                     799
 Inventories                                                                  582                     253
 Accruals and reserves                                                      1,149                      17
 Capital leases                                                               829                     256
 Other items                                                                   24
                                                                         --------                --------
Gross deferred tax assets                                                  28,852                  14,938
Valuation allowance                                                       (13,903)                 (7,034)
                                                                         --------                --------
Net deferred tax assets                                                    14,949                   7,904
Deferred tax liabilities:
 Fixed Assets, principally due to differences in depreciation
   and assigned values                                                     10,778                   8,359
 Goodwill                                                                    4,462
 Other items                                                                    41                     328
                                                                         --------                --------
Gross deferred tax liabilities                                             15,281                   8,687
                                                                         --------                --------
Net deferred tax liabilities                                             $    332                $    783
                                                                         --------                --------

       The valuation allowance reduces the Group's deferred tax assets to an amount that Management believes is more likely than not to be realized.

       The provision for income taxes at December 31, 1998 is comprised of $328,000 of current provision and $764,000 of deferred. The amounts relate entirely to the Group's foreign legal entities.

      The difference between the 1998 actual income tax provision computed by applying the U.S. federal statutory rate to earnings before income taxes is attributable to the following:

                                                     Year Ended
                                                  December 31, 1998
                                                  ---------------
                                                    (In thousands)
                                                   ---------------
   Taxes at U.S. federal statutory rate                $(9,504)
   Partnership income not subject to
    federal income taxes                                 7,531
   Foreign loss without current tax benefit              2,617
   Other                                                   448
                                                       -------
                                                        $1,092
                                                       =======




     At December 31, 1998, the Group's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $59.6 million, for which no benefit has been recognized. Of this amount, $15.9 million related to carryforwards that will expire, if unused, at various dates ranging from 1999 to 2003 and the remaining carryforwards have no expiration date.

     At December 31, 1998, the unremitted earnings of non-U.S. subsidiaries totalling $7.0 million were deemed to be permanently invested No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $260,000 of withholdings taxes would apply.

17.   Commitments

     In connection with plant expansion and improvement programs, the Group had commitments for capital expenditures of approximately $33.0 million at December 31, 1998.

18.   Contingencies and Legal Proceedings

     The Group is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Group with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such ultimate liability will not be material to the business, financial condition or results of operations of the Group.

     Holdings was sued in May, 1995, for alleged patent infringement, trade secret misappropriation and other related state law claims by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. ("JCI"), in the U.S. District Court for the Central District of California (the "JCI Litigation"). JCI alleged that Holdings was misappropriating or threatened to misappropriate trade secrets allegedly owned by JCI relating to the manufacture of hot-fill PET plastic containers through the hiring of JCI employees and alleged that Holdings infringed two patents owned by JCI by manufacturing hot-fill PET plastic containers for several of its largest customers using a certain "pinch grip" structural design. In December, 1995, JCI filed a second lawsuit alleging infringement of two additional patents, which relate to a ring and base structure for hot-fill PET plastic containers. The two suits were consolidated for all purposes. Holdings has answered the complaints, denying infringement and misappropriation in all respects and asserting various defenses, including invalidity and unenforceability of the patents at issue based upon inequitable conduct on the part of JCI in prosecuting the relevant patent applications before the U.S. Patent Office and anticompetitive patent misuse by JCI. Holdings has also asserted counterclaims against JCI alleging violations of federal antitrust law, based upon certain agreements regarding market division allegedly entered into by JCI with another competitor and other alleged conduct engaged in by JCI allegedly intended to raise prices and limit competition in the market for hot-fill PET plastic containers. In March, 1997, JCI's plastic container business was acquired by Schmalbach-Lubeca Plastic Containers USA Inc. ("Schmalbach-Lubeca"). Schmalbach-Lubeca and certain affiliates were joined as successors to JCI and as counter-claim defendants.

     On March 10, 1998, the U.S. District Court in California entered summary judgment in favor of JCI and against the Group regarding infringement of two patents, but did not resolve certain issues related to the patents including certain of the Group's defenses. On March 6, 1998, the Group also filed suit against Schmalbach-Lubeca in Federal Court in Delaware for infringement of the Group's patent concerning pinch grip bottle design. On April 24, 1998, the parties to the litigation reached an understanding on the terms of a settlement of all claims in all of the litigation with JCI and Schmalbach-Lubeca, subject to agreement upon and execution of a formal settlement agreement. Management believed that the amounts that would ultimately be paid in settlement, as well as estimated litigation expenses and professional fees, would not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. See
Note 14 to the Financial Statements.

     In June 1998, the Group finalized the settlement of the JCI-
Schmalbach-Lubeca litigation. The amounts paid in settlement as well as estimated litigation expenses and professional fees did not differ materially from the amounts accrued in special charges and unusual items in respect thereof in 1997. See Note 14 to the Financial Statements.

19.   Segment Information

     The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is managed in three operating segments: North America, which includes the United States and Canada; Europe and Latin America. The accounting policies of the segments are consistent with those described in Note 1.

                                                                (In thousands)

                                                      North                       Latin
                                        Year         America       Europe        America      Eliminations       Total
                                     -----------   -----------   -----------   -----------   --------------   -----------
Net sales                               1998           $465,317      $100,835       $21,979                       $588,131
                                        1997            439,977        67,408        14,322                        521,707
                                        1996            381,916        77,824                                      459,740

Special charges and unusual items       1998            $22,422       $ 1,572          $250                        $24,244
                                        1997             23,615           746            --                         24,361
                                        1996              6,283           754            --                          7,037


Operating income (loss)                 1998            $61,891      $(7,010)          $479                        $55,360
                                        1997             34,393       (8,841)          (389)                        25,163
                                        1996             39,606       (4,922)                                       34,684


Depreciation and amortization           1998            $31,384        $9,405        $2,315                        $43,104
                                        1997             33,065         6,436         1,858                         41,359
                                        1996             41,373         7,061                                       48,434

Interest expense (income), net          1998            $68,331        $(496)          $173                        $68,008
                                        1997             11,191         1,517           722                         13,430
                                        1996             11,982         2,471                                       14,453

Income tax expense (benefit)            1998                             $311          $781                         $1,092
                                        1997                               28           572                            600
                                        1996                             (24)                                         (24)

Identifiable assets                     1998           $569,521      $172,553       $38,783       $(184,110)      $596,747
                                        1997            319,760        80,896        36,555         (51,720)       385,491
                                        1996            294,516        85,152                       (40,855)       338,813


Capital expenditures                    1998           $114,048       $13,243        $6,621                       $133,912
                                        1997             33,471        11,018         8,684                         53,173
                                        1996             25,784         5,468                                       31,252

Extraordinary loss on
extinguishment of debt                  1998           $    675       $              $   --                       $    675
                                        1997                 --            --            --                             --
                                        1996                 --            --            --                             --


Product Net Sales Information

The following is supplemental information on net sales by product category (in millions):

                                           Household
                                          Cleaning &
                              Food &       Personal
           Automotive        Beverage        Care          Total
           ----------        --------     -----------     -------
 1998        $188.7           $221.1        $178.3         $588.1
 1997         196.4            150.6         174.7          521.7
 1996         180.9            116.4         162.4          459.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Holdings, which is composed of the legal entities and operations that prior to the Recapitalization, which occurred on February 2, 1998, were known as the Graham Packaging Group (the "Group"), has engaged Deloitte & Touche LLP as its independent auditors for the year ending December 31, 1998 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of Holdings effective April 30, 1998. The action was formalized by a resolution adopted by Investor GP, as general partner of Holdings, on July 10, 1998, but effective as of April 30, 1998.

     The reports of Ernst & Young LLP on the financial statements of the Group for the years ended December 31, 1997 and 1996 and for each of the two years in the period ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Group's financial statements for each of the two years in the period ended December 31, 1997, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

     The members of the Advisory Committee of Holdings and the executive officers of the Operating Company since the Recapitalization and their respective ages and positions are set forth in the table below. For a description of the Advisory Committee, see "The Partnership Agreements-- Holdings Partnership Agreement."

Name                       Age    Position
----                       ---    --------

Donald C. Graham           65     Chairman of the Advisory Committee
                                  of Holdings

William H. Kerlin, Jr.     47     Vice Chairman of the Advisory
                                  Committee of Holdings

Philip R. Yates            51     President and Chief Executive
                                  Officer of the Operating Company

Name                       Age    Position
----                       ---    --------

John E. Hamilton           40     Chief Financial Officer of the
                                  Operating Company

G. Robinson Beeson         50     Senior Vice President and General
                                  Manager, Automotive of the Operating
                                  Company

Scott G. Booth             42     Senior Vice President and General
                                  Manager, Household Cleaning and
                                  Personal Care of the Operating
                                  Company

Roger M. Prevot            39     Senior Vice President and General
                                  Manager, Food and Beverage of the
                                  Operating Company

Philippe LeJeune           50     Senior Vice President and General
                                  Manager, Europe of the Operating
                                  Company

George  M. Lane            54     Senior Vice President Global Human
                                  Resources of the Operating Company

Geoffrey R. Lu             43     Vice President and General Manager,
                                  Latin America of the Operating
                                  Company

George  W. Stevens         55     Vice President and General Manager,
                                  Canada of the Operating Company

Robert M. Gibson           59     Vice President Global Procurement of
                                  the Operating Company

Jay W. Hereford            48     Vice President, Finance and
                                  Administration of the Operating
                                  Company

Chinh E. Chu               32     Member of the Advisory Committee of
                                  Holdings

Howard A. Lipson           35     Member of the Advisory Committee of
                                  Holdings

Simon P. Lonergan          30     Member of the Advisory Committee of
                                  Holdings

     Donald C. Graham has served as Chairman of the Advisory Committee of Holdings since the Recapitalization. From June 1993 to the Recapitalization, Mr. Graham served as Chairman of the Board of Directors of the Company. Prior to June 1993, Mr. Graham served as President of the Company.

     William H. Kerlin, Jr. has served as Vice Chairman of the Advisory Committee of Holdings since the Recapitalization. From October 1996 to the Recapitalization, Mr. Kerlin served as Vice Chairman of the Board of Directors and Chief Executive Officer of the Company. From 1994 to 1996, Mr. Kerlin served as Vice President of the Company and Vice Chairman of the Company. Prior to 1994, Mr. Kerlin served as Secretary of the Company.

     Philip R. Yates has served as President and Chief Executive Officer of the Operating Company since the Recapitalization. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of Opco GP and of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

     John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. Since January 21, 1999, Mr. Hamilton has served as Chief Financial Officer of Opco GP and Holdings, and has served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner since the Recapitalization. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

     G. Robinson Beeson has served as Senior Vice President or Vice President and General Manager, Automotive of the Operating Company since the Recapitalization. From July 1990 to the Recapitalization, Mr. Beeson served as Vice President and General Manager, U.S. Automotive of the Company.

     Scott G. Booth has served as Senior Vice President or Vice President and General Manager, Household Cleaning and Personal Care of the Operating Company since the Recapitalization. From July 1990 to the Recapitalization, Mr. Booth served as Vice President and General Manager, U.S. Household Cleaning and Personal Care of the Company.

     Roger M. Prevot has served as Senior Vice President or Vice President and General Manager, Food and Beverage of the Operating Company since the Recapitalization. From July 1990 to the Recapitalization, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage of the Company.

From June 1991 to October 1994, Mr. Prevot also served as President and General Manager of Graham Recycling.

     Philippe LeJeune has served as Senior Vice President and General Manager, Europe of the Operating Company since October 1998. Prior to joining the company. Mr. LeJeune served as Group Vice President, Plastic Bottles for Carnaud Metalbox SA from February 1997 to October 1998, as Vice President, South Europe, for Danisco Flexible from December 1995 to February 1997 and as Division Director, CMB Flexibles, for Carnaud Metal Box from February 1992 until December 1995.

     George M. Lane has served as Senior Vice President, Global Human Resources of the Operating Company since September 1998. From July 1990 to September 1998, Mr. Lane served as Vice President, Human Resources of the Operating Company.

     Geoffrey R. Lu has served as Vice President and General Manager, Latin America of the Operating Company since the Recapitalization. From May 1997 to the Recapitalization, Mr. Lu served as Vice President and General Manager, Latin America of the Company. From 1994 to 1997, Mr. Lu served as Director and General Manager, Latin America of the Company. Prior to 1994, Mr. Lu served as Director, Global Business Development of the Company.

     George W. Stevens has served as Vice President and General Manager, Canada of the Operating Company since March 1998. From August 1992 to March 1998, Mr. Stevens served as Director of Sales North America, Household Cleaning and Personal Care of the Operating Company.

     Robert M. Gibson has served as Vice President Global Procurement of the Operating Company since November 1998. Prior to that he served as Vice President Procurement for the Operating Company.

     Jay W. Hereford has served as Vice President, Finance and Administration, Assistant Treasurer and Assistant Secretary of the Operating Company since November 1998. Mr. Hereford has also served as Vice President, Finance and Administration, Assistant Treasurer and Assistant Secretary of Opco GP, and as Vice President, Secretary, Assistant Secretary and Assistant Treasurer of various subsidiaries of the Operating Company. Prior to joining the company, Mr. Hereford served as Vice President, Treasurer and Chief Financial Officer of Continental Plastic Containers, Inc. and Continental Caribbean Containers, Inc. from 1992 to November 1998.

     Chinh E. Chu is a Managing Director of The Blackstone Group L.P. which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of

Directors of Prime Succession Inc., Roses, Inc. and Haynes International,
Inc.

     Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P. which he joined in 1988. Since the Recapitalization, Mr. Lipson has served as President, Treasurer and Assistant Secretary of Investor LP and Investor GP and as a member of the Board of Directors of Investor LP. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Boards of Directors of Allied Waste Industries, Inc., Volume Services, Inc., AMF Group Inc., Ritvik Holdings Inc., Prime Succession Inc. and Roses, Inc.

     Simon P. Lonergan is an Associate of The Blackstone Group L.P. which he joined in 1996. Since the Recapitalization, Mr. Lonergan has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Board of Directors of CommNet Cellular, Inc. and the Advisory Committee of InterMedia Partners VI.

     The Boards of Directors of CapCo I and CapCo II are comprised of Philip
R. Yates, John E. Hamilton, Chinh E. Chu and Simon P. Lonergan. The Board of Directors of Investor LP is comprised of Howard A. Lipson, Chinh E. Chu and Simon P. Lonergan.

     Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer.

Item 11.  Executive Compensation

     The following table sets forth all cash compensation paid to the Chief Executive Officers and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the year ended
December 31, 1998, and their respective titles at December 31, 1998.

                          Summary Compensation Table

                                                           Annual Compensation             Long-Term Compensation
                                                  --------------------------------------    ---------------------
                                                                                             Awards      Payouts
                                                                                            --------
                                                                   (3)                                     (4)           (5)
                                                                                           Restricted
       Name and Principal Position                                           Other annual    Stock        LTIP        All Other
 --------------------------------------    Year     Salary        Bonus      Compensation    Awards      Payouts    Compensation
                                           ----   ----------   -----------   -----------   ---------   ----------   ------------
                                                      $             $             $            $            $             $
Philip R. Yates (1)                        1998    300,019       100,474         -0-      3,866,000    2,225,000       4,800
Chief Executive Officer                    1997    250,016       120,000         -0-         -0-          -0-          5,053
                                           1996    237,109        90,000         -0-         -0-          -0-          4,194

William H. Kerlin, Jr. (2)                 1998     12,000        6,000          -0-         -0-          -0-            240
Chief Executive Officer                    1997    140,000        70,000         -0-         -0-          -0-          2,750
                                           1996    135,900        67,950         -0-         -0-          -0-          2,670

John E. Hamilton                           1998    158,520       132,864         -0-       688,000      400,000        3,586
Chief Financial Officer                    1997    133,207        60,000         -0-         -0-          -0-          3,503
                                           1996    121,336        50,000         -0-         -0-          -0-          3,386

G. Robinson Beeson                         1998    164,719       138,273         -0-     1,074,000      500,000        4,194
Senior Vice President and General          1997    138,677        52,000         -0-         -0-          -0-          3,812
Manager,  Automotive                       1996    128,767        45,000         -0-         -0-          -0-          3,449

Scott G. Booth                             1998    158,104       132,489         -0-     1,074,000      500,000        3,625
Senior Vice President and General          1997    132,463        52,000         -0-         -0-          -0-          3,600
Manager, Household Cleaning and            1996    118,973        40,000         -0-         -0-          -0-          3,409
Personal Care

Roger M. Prevot                            1998    194,404       164,169         -0-     1,933,000      750,000        3,554
Senior Vice President and General          1997    164,180        72,000         -0-         -0-          -0-          3,544
Manager, Food & Beverage                   1996    154,813        60,000         -0-         -0-          -0-          3,440


(1) Philip R. Yates has served as Chief Executive Officer since the Recapitalization (see Item 10, Advisory Committee Members, Directors and Executive Officers of the Registrant).
(2) William H. Kerlin, Jr. served as Chief Executive Officer prior to the Recapitalization (see Item 10, Advisory Committee Members, Directors and Executive Officers of the Registrant). Mr. Kerlin, who is compensated solely by Graham Capital, provided services to companies other than Holdings. Amounts set forth for Mr. Kerlin represent the portion of Mr. Kerlin's compensation allocable to Holdings based on the amount of services provided to Holdings.
(3) Represents bonus paid in the current year, but accrued in the prior year under Company's annual discretionary bonus plan.
(4) Represents cash payments to the named executive officers which was used by the recipients to purchase shares of restricted common stock of Investor LP, the value of a grant of the same number of additional restricted shares as the shares purchased and taxes payable in respect of these awards (see Management Awards).
(5) Represents contributions to the Company's 401(k) plan and amounts attributable to group term life insurance.


Management Awards

     Pursuant to the Recapitalization Agreement, immediately prior to the Closing, Holdings made cash payments to approximately 20 senior level managers equal to approximately $7.0 million, which represented the aggregate value payable under Holdings' former equity appreciation plan (which was cancelled upon the Closing) and additional cash bonuses.

     Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings granted to approximately 100 middle level managers stay bonuses aggregating approximately $4.6 million, which are payable over a period of up to three years.

     Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings made additional cash payments to approximately 15 senior level managers equal to approximately $5.0 million, which represented additional cash bonuses and the taxes payable by such managers in respect of the awards described in this paragraph. In addition, (a) Holdings made additional cash payments to such managers equal to approximately $3.1 million, which was used by the recipients to purchase shares of restricted common stock of Investor LP and (b) each such recipient was granted the same number of additional restricted shares as the shares purchased pursuant to clause (a). Such restricted shares vest over a period of three years, and one-third of any forfeited shares will increase the Graham Partners' ownership interests in Holdings.

     As a result of such equity awards, Management owns an aggregate of approximately 3.0% of the outstanding common stock of Investor LP, which constitutes approximately a 2.6% interest in Holdings.

Severance Agreements

     In connection with the Recapitalization, the Company entered into severance agreements with Messrs. Yates, Hamilton, Beeson, Booth, Prevot,

Stevens and Lu. Such severance agreements provided that in the event a Termination Event (as defined therein) occurs, the executive shall receive:
(i) a severance allowance equal to one year of salary (two years for Mr. Yates) payable in equal monthly installments over a one year period (two years for Mr. Yates); (ii) continued group health and life insurance coverage for one year (the executive's contribution for which would be the same contribution as similarly situated executives and would be deducted from the severance allowance payments); and (iii) a lump sum amount payable when the Company pays its executives bonuses, equal to the executive's target bonus, pro-rated to reflect the portion of the relevant year occurring prior to the executive's termination of employment.

Supplemental Income Plan

     Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the "SIP"). Upon the Closing, the Operating Company assumed Graham Engineering's obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit (although such benefit would not begin until Mr. Yates attained age
65). In the event that Mr. Yates were to retire prior to attaining age 55 (the benefit would still commence at age 65), then the annuity payments would be reduced. In the event the Company, without "just cause" (as defined in the SIP) terminates Mr. Yates' employment, then upon attaining age 65, he would receive the entire annuity. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.

Management Option Plan

     Pursuant to the Recapitalization Agreement, the Company has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

     The Option Plan provides for the grant to management employees of Holdings and its subsidiaries of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.01% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 500 Units, representing a total of up to 5% of the equity of Holdings.

     The exercise price per Unit for those Units granted is $25,789. The exercise price per Unit for Units not yet granted has yet to be determined. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plan is intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

     A committee (the "Committee") shall be appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. No suspension, termination or amendment of or to the Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.

     The following table sets forth certain information with respect to Options granted to the Named Executive Officers for the year ended December 31, 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable Value
                                                                                               At
                                                                                     Assumed Annual Rates Of
                                                                                              Stock
                                                                                     Price Appreciation For
                                                                                             Option                 Alternative:
                                     Individual Grants                                        Term                Grant Date Value
                       --------------------------------------------                 -------------------------    -----------------

                                           Percent of
                          Number of      total Options/
                          Securities     SARs Granted To   Exercise
                          Underlying      Employees In     or Base      Expi-                                        Grant Date
                         Option/SARs         Fiscal         Price       ration                                        Present
        Name             Granted (#)           Year         ($/Sh)      Date         5% ($)         10% ($)            Value $
------------------      --------------    -------------    --------    --------    -----------    ------------    ----------------



Philip R. Yates              63.8             16.0%        $25,789      2/2/02     $1,035,000      $2,622,000           N/A
Chief Executive
Officer

William H. Kerlin,            0                0%             0           "             0              0                N/A
Jr.  Chief
Executive Officer

John E. Hamilton             29.8             7.5%          25,789        "          483,000       1,225,100            N/A
Chief Financial
Officer


G. Robinson Beeson           29.8             7.5%          25,789        "          483,000       1,225,000            N/A
Senior Vice
President and
General Manager,
Automotive






Scott G. Booth               29.8             7.5%          25,789        "          483,000       1,225,000            N/A
Senior Vice
President and
General Manager,
Household Cleaning
and Personal Care

Roger M. Prevot              43.4             10.9%         25,789        "          704,000       1,784,000            N/A
Senior Vice
President and
General Manager,
Food & Beverage



Pension Plans

     In the year ended December 31, 1998, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 11 to the Financial Statements of Graham Packaging Group for each of the three years in the period ended December 31, 1998.

     The following table shows estimated annual benefits upon retirement under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

                              Pension Plan Table

                                                         Years of Service
                                   ------------------------------------------------------------
Remuneration                           15          20           25           30           35
------------                       ---------    ---------    ---------   ---------    ---------
125,000                               $27,198      $36,265      $45,331     $54,397      $55,959
150,000                                33,198       44,265       55,331      66,397       68,272
175,000                                39,198       52,265       66,331      78,387       80,584
200,000                                45,198       60,265       75,331      90,397       92,897
225,000                                51,198       68,265       85,331     102,397      105,209
250,000                                57,198       76,265       95,331     114,397      117,522
300,000                                69,198       92,265      115,331     138,397      142,147
400,000                                93,198      124,265      155,331     186,397      191,397
450,000                               105,198      140,265      176,331     210,397      216,022
500,000                               117,198      156,265      195,331     234,397      240,647

     Note: The amounts shown are based on 1998 covered compensation of $31,129 for an individual born in 1933. In addition, these figures do not reflect the salary limit of $160,000 and benefit limit under the plan's normal form of $130,000 in 1998.

     The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 1998 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 27 years; John E. Hamilton, 15 years; G. Robinson Beeson, 24 years; Scott G. Booth, 11 years; and Roger M. Prevot, 11 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the Pension Table are not subject to deduction for Social Security or other offset amounts.

     The Recapitalization Agreement provided that assets of the Graham Engineering defined benefit plan related to employees not covered by collective bargaining agreements will be transferred to a new non-contributory defined benefit plan sponsored by the Company for such employees. Such was completed in 1998.

401(k) Plan

     During 1998 the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 1996, 1997, and 1998 were $722,000, $742,000 and $787,000 respectively. See Note 11 to the Financial Statements of
Graham Packaging Group for each of the three years in the period ended December 31, 1998.

     Pursuant to the Recapitalization Agreement, assets of this plan related to Company employees were transferred to a new plan sponsored by the Company following the Closing of the Recapitalization.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the limited partnership and general partnership interests in the Issuers, as of the date hereof, by (i) each person who is known by the Issuers to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings and each of the executive officers of the Operating Company and (iii) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company as a group. For a more detailed discussion of certain
ownership interests following the Recapitalization, see "Business   The
Recapitalization" (Item 1) and "Certain Relationships and Related Party Transactions" (Item 13).

                           Name and Address
                             of Beneficial                        Percentage
Issuer                           Owner         Type of Interest    Interest
-----------------------    -----------------    ---------------   ----------
                                               Limited
Graham Packaging Company  Holdings             Partnership           99%

                                               General
                          Opco GP(1)           Partnership            1%

GPC Capital Corp. I       Operating Company    Common Stock         100%
Graham Packaging
Holdings Company          Investor LP(2)       Limited               81%

                           Name and Address
                             of Beneficial                        Percentage
Issuer                           Owner         Type of Interest    Interest
-----------------------    -----------------    ---------------   ----------
                                               General
                          Investor GP(2)       Partnership             4%

                          Graham Family        Limited
                          entities(3)          Partnership            14%

                          Graham Packaging     General
                          Corporation(3)       Partnership             1%

GPC Capital Corp. II      Holdings             Common Stock          100%


(1)  Opco GP is a wholly owned subsidiary of Holdings.
(2) Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone, Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter
     G. Peterson, Stephen A. Schwarzman and Howard A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Management--Management Awards." In addition, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.
(3) Each of these entities is wholly owned, directly or indirectly, by the Graham family. The address of each of these entities is c/o Graham Capital Company, 1420 Sixth Avenue, York, Pennsylvania 17403.


Item 13.  Certain Relationships and Related Transactions

     The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. Copies of the Recapitalization Agreement, the Consulting Agreement, the Equipment Sales Agreement and the Partners Registration Rights Agreement are exhibits to this Report on Form 10-K.

Transactions with Graham Partners and Others

     Prior to the Closing of the Recapitalization, Donald C. Graham, as lessor, and Holdings, as lessee, were parties to four lease agreements relating to two properties in Berkeley, Missouri and two properties in York, Pennsylvania. For the year ended December 31, 1997, the Company paid Donald
C. Graham $2.0 million in the aggregate pursuant to such lease agreements. Upon the consummation of the Recapitalization, the real property subject to each such lease agreement was contributed to the Operating Company as part of the Graham Contribution. See "The Recapitalization."

     Prior to the Closing, York Transportation and Leasing, Inc. (an affiliate of the Graham Partners), as lessor, and Graham Packaging Canada, Ltd., as lessee, were parties to three lease agreements relating to properties located in Missassuaga, Ontario, Burlington, Ontario and Anjou, Quebec. For the year ended December 31, 1997, the Company paid York Transportation and Leasing $0.6 million in the aggregate pursuant to such lease agreements. Upon the Closing, the real property subject to each such lease agreement was contributed to the Operating Company as part of the Graham Contribution. See "The Recapitalization."

     Prior to the Closing, Graham GP Corp., Graham Capital and Graham Europe Limited (affiliates of the Graham Partners) were parties to management agreements, pursuant to which Donald C. Graham, William H. Kerlin, Jr. and others provided management services and served as executive officers of the Company. The Company paid $1.7 million for the year ended December 31, 1997 for such services.

     Prior to the Closing, Holdings, Graham Capital, Graham GP Corp. and York Transportation and Leasing were all parties to an Airplane Lease
Agreement/Aircraft Sharing Agreement. The Company paid $0.3 million for the year ended December 31, 1997 pursuant to such agreement.

     For the year ended December 31, 1997, the Company also paid Viking Graham Corporation (an affiliate of the Graham Partners) $0.6 million for certain consulting services.

     All of the agreements described above were terminated upon the Closing.

     At the time of the Recapitalization, Donald C. Graham and Jean Rubie were each one-third owners of Techne Technipack Engineering Italia S.p.A. ("Techne"). Techne supplies shuttle blow-molders to many of the Company's non-U.S. facilities. The Company paid Techne approximately $5.2 million and $3.5 million for such equipment for the year ended December 31, 1998 and 1997, respectively. Prior to the Recapitalization, Mr. Rubie served as General Manager, Europe, of the Company. Subsequent to the Recapitalization, Mr. Graham sold his ownership interest in Techne.

     Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $16.8 million and $11.3 million for such services and equipment for the years ended
December 31, 1998 and 1997, respectively.

     The Company has provided certain services to Graham Engineering. Graham Engineering paid the Company approximately $1.4 million and $1.0 million for such services for the years ended December 31, 1998 and 1997, respectively.

     Graham Capital and Viking Graham, Inc. (an affiliate of the Graham Partners) has supplied management services to the Company. The Company paid Graham Capital and Viking Graham, Inc. approximately $1.1 million for such services for the year ended December 31, 1998.

     Blackstone has supplied management services to the Company. The Company paid Blackstone approximately $1.0 million for such services for the year ended December 31, 1998.

     The Company has entered into an Airplane Time Sharing Agreement with Graham Capital Company. Other parties to the agreement were Graham Architectural Products Corporation, Viking Graham, Inc. and Graham Engineering Corporation. The Company paid $3,500 for the year ended December 31, 1998 pursuant to such agreement.

     An affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership." Bankers Trust Company, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the New Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

     The New Credit Agreement includes a $100 million Growth Capital Revolving Credit Facility under which the Operating Company is entitled to draw amounts for capital expenditure requirements and to finance acquisitions and investments; provided that loans under the Growth Capital Revolving Credit Facility may only be incurred to the extent that such loans are matched with equity contributions from the principal equity holders of Investor LP (which equity contributions shall, in turn, ultimately be contributed to the Operating Company) on a dollar-for-dollar basis.

     As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million.

     Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6,750,000. Pursuant to the Purchase Agreement, the Initial Purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Issuers also reimbursed the Initial Purchasers for certain expenses.

The Partnership Agreements

The Operating Company Partnership Agreement

     The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Upon the Closing of the Recapitalization, the name of the Operating Company was changed to "Graham Packaging Company." The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined).

     Prior to the Recapitalization, Graham Recycling Corporation ("Recycling") was the sole general partner of the Operating Company and Holdings was the sole limited partner of the Operating Company. As provided in the Recapitalization Agreement, immediately prior to the Closing, Recycling contributed to Opco GP its general partnership interest in the Operating Company, and the partnership agreement of the Operating Company was amended and restated to reflect such substitution of sole general partner and certain other amendments (the "Operating Company Partnership Agreement"). Following the Closing, Holdings has remained the sole limited partner of the Operating Company.

     The purpose of the Operating Company is the sale and manufacturing of rigid plastic containers and any business necessary or incidental thereto.

     Management. The Operating Company Partnership Agreement provides that the general partner shall be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to the Operating Company and shall have the sole power to bind the Operating Company. The limited partner shall not participate in the management or control of the business.

     Exculpation and Indemnification. The Operating Company Partnership Agreement provides that neither the general partner nor any of its affiliates, nor any of its partners, shareholders, officers, directors, employees or agents, shall be liable to the Operating Company or any partner for any breach of the duty of loyalty or any act or omission not in good faith or which involves intentional misconduct or a knowing violation of law or the Operating Company Partnership Agreement. The Operating Company shall indemnify the general partner and its affiliates, and its partners, shareholders, officers, directors, employees and agents, from and against any claim or liability of any nature arising out of the assets or business of the Operating Company.

     Affiliate Transactions. The Operating Company may enter into transactions with any partner or any of its affiliates which is not prohibited by applicable law; provided that, any material transaction with any partner or any of its affiliates shall be on terms reasonably determined by the General Partner to be comparable to the terms which can be obtained from third parties.

     Transfers of Partnership Interests. The Operating Company Partnership Agreement provides that the limited partner shall not transfer its limited partnership interests.

     Dissolution. The Operating Company Partnership Agreement provides that the Operating Company shall be dissolved upon the earliest of (i) December 31, 2044, (ii) the sale, exchange or other disposition of all or substantially all of the Operating Company's assets, (iii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless there shall be another general partner, (iv) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a limited partner, or the occurrence of any other event which causes a limited partner to cease to be a limited partner unless there shall be another limited partner, (v) the acquisition by a single person of all of the partnership interests in the Operating Company, (vi) the issuance of a decree of dissolution by a court of competent jurisdiction, or (vii) otherwise as required by applicable law.

The Holdings Partnership Agreement

     Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to "Graham Packaging Company." Upon the Closing of the Recapitalization, the name of Holdings was changed to "Graham Packaging Holdings Company." Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined).

     As contemplated by the Recapitalization Agreement, upon the Closing, Graham Capital and its successors or assigns, Graham Family Growth Partnership, Graham GP Corp., Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the "Holdings Partnership Agreement"). The general partners of the Partnership are Investor GP and Graham GP Corp. The limited partners of the Partnership are Graham Family Growth Partnership, Graham Capital and Investor LP.

     The purpose of Holdings is the sale and manufacturing of rigid plastic containers and any business necessary or incidental thereto.

     Management; Advisory Committee. The Holdings Partnership Agreement provides that the general partner elected by the general partner(s) holding a majority of the general partnership interests in Holdings (the "Managing General Partner") shall be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to Holdings and shall have the sole power to bind Holdings, except for certain actions in which the Managing General Partner shall need the approval of the other general partners. The limited partners shall not participate in the management or control of the business.

     The partnership and the general partners shall be advised by a committee (the "Advisory Committee") comprised of five individuals, three of whom shall be appointed from time to time by Investor GP and, for so long as the Continuing Graham Partners and their affiliates do not sell more than two-thirds of their partnership interests owned at the Closing, two of whom shall be appointed from time to time by the other general partners. Such committee shall serve solely in an advisory role and shall not have any power to act for or bind Holdings.

     Annual Fee. The Holdings Partnership Agreement provides that, so long as the Continuing Graham Partners and their affiliates do not sell more than two-thirds of their partnership interests owned at the Closing, Holdings will pay to Graham Family Growth Partnership an annual fee of $1.0 million.

     Exculpation and Indemnification. The Holdings Partnership Agreement provides that no general partner nor any of its affiliates, nor any of its respective partners, shareholders, officers, directors, employees or agents, shall be liable to Holdings or any of the limited partners for any act or omission, except resulting from its own willful misconduct or bad faith, any breach of its duty of loyalty or willful breach of its obligations as a fiduciary, or any breach of certain terms of the Holdings Partnership Agreement. Holdings shall indemnify the general partners and their affiliates, and their respective partners, shareholders, officers, directors, employees and agents, from and against any claim or liability of any nature arising out of the assets or business of Holdings.

     Affiliate Transactions. Holdings may not enter into any transaction with any partner or any of its affiliates unless the terms thereof are believed by the general partners to be in the best interests of Holdings and are intrinsically fair to Holdings and equally fair to each of the partners; provided that, Holdings may perform and comply with the Recapitalization Agreement, the Equipment Sales Agreement, the Consulting Agreement and the Monitoring Agreement (as defined).

     Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, in connection with an IPO Reorganization (as defined) and the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner, nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

     If any Continuing Graham Partner wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Partners shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

     Dissolution. The Holdings Partnership Agreement provides that Holdings shall be dissolved upon the earliest of (i) the sale, exchange or other disposition of all or substantially all of Holdings' assets (including pursuant to an IPO Reorganization), (ii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless (a) the remaining general partner elects to continue the business or (b) if there is no remaining general partner, a majority-in-interest of the limited partners elect to continue the partnership, or (iii) such date as the partners shall unanimously elect.

     IPO Reorganization. "IPO Reorganization" means the transfer of all or substantially all of Holdings' assets and liabilities to CapCo II in contemplation of an initial public offering of the shares of common stock of CapCo II. The Holdings Partnership Agreement provides that, without the approval of each general partner, the IPO Reorganization may not be effected through any entity other than CapCo II.

     Tax Distributions. The Partnership Agreement requires certain tax distributions to be made.

Partners Registration Rights Agreement

     Pursuant to the Recapitalization Agreement, upon the Closing, Holdings, CapCo II, the Continuing Graham Partners, the Equity Investors and Blackstone entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Continuing Graham Partners and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless Blackstone and its affiliates are selling their shares in such offering) and (ii) to the Equity Investors, Blackstone and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Continuing Graham Partners, the Equity Investors, Blackstone and their respective affiliates relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act. See "The Partnership Agreements--Holdings Partnership Agreement."

Certain Business Relationships

     Equipment Sales Agreement. Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Engineering entered into the Equipment Sales, Service and Licensing Agreement ("Equipment Sales Agreement"), which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering's larger-sized proprietary extrusion blow molding wheel systems ("Graham Wheel Systems"), at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties,
(ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions set forth in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of the Closing and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic bottles representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. After December 31, 1998, either party may terminate the other party's right to receive consulting services.

     Consulting Agreement. Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Capital entered into a Consulting Agreement (the "Consulting Agreement"), pursuant to which Graham Capital will provide Holdings with general business, operational and financial consulting services at mutually agreed retainer or hourly rates (ranging from $200 to $750 per hour). The Consulting Agreement terminates on the second anniversary of the Closing, unless mutually extended by the parties.

Promissory Notes of Graham Partners

     From 1994 through the Closing, there was outstanding $20.2 million principal amount of promissory notes owed by the Graham Partners to Holdings, which had been contributed by the Graham Partners as capital in Holdings. Such promissory notes (including accrued interest) were repaid in full in connection with the Recapitalization. For the year ended December 31, 1997, accrued interest income on the promissory notes was approximately $1.0 million.

Payment of Certain Fees and Expenses

     In connection with the Recapitalization, Blackstone received a fee of approximately $9.3 million, and the Operating Company has reimbursed or will reimburse Blackstone for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a monitoring agreement (the "Monitoring Agreement") entered into among Blackstone, Holdings and the Operating Company, Blackstone will receive a monitoring fee equal to $1.0 million per annum, and will be reimbursed for certain out-of-pocket expenses. In the future, an affiliate or affiliates of Blackstone may receive customary fees for advisory and other services rendered to Holdings and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time on an arm's length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)  The following Financial Statement Schedules are included herein:

          Schedule I - Registrant's Condensed Financial Statements

          Schedule II - Valuation and Qualifying Accounts

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

     (b) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number      Description of Exhibit
-------     ----------------------

2.1      -  Agreement and Plan of Recapitalization, Redemption and Purchase
            dated as of December 18, 1997, as amended as of January 29, 1998, by and among Graham Packaging Holdings Company, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-53603-06)).

2.2      -  Purchase Agreement dated January 23, 1998 among Graham Packaging
            Holdings Company, Graham Packaging Company, GPC Capital Corp. I, GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

2.3      -  Purchase Agreement between CarnaudMetalbox S.A. and Graham
            Packaging Company dated as of July 27, 1998.

3.1      -  Certificate of Limited Partnership of Graham Packaging Company
            (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.2      -  Amended and Restated Agreement of Limited Partnership of Graham
            Packaging Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number      Description of Exhibit
-------     ----------------------

3.3      -  Certificate of Incorporation of GPC Capital Corp. I
            (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.4      -  By-Laws of GPC Capital Corp. I (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.5      -  Certificate of Limited Partnership of Graham Packaging Holdings
            Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.6      -  Fifth Amended and Restated Agreement of Limited Partnership of
            Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.7      -  Certificate of Incorporation of GPC Capital Corp. II
            (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

3.8      -  By-Laws of GPC Capital Corp. II (incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.1      -  Indenture dated as of February 2, 1998 among Graham Packaging
            Company and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and United States Trust Company of New York, as Trustee, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.2      -  Form of 8 3/4% Senior Subordinated Note Due 2008, Series A
            (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.3      -  Form of 8 3/4% Senior Subordinated Note Due 2008, Series B
            (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number      Description of Exhibit
-------     ----------------------

4.4      -  Form of Floating Interest Rate Term Security Due 2008, Series A
            (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.5      -  Form of Floating Interest Rate Term Security Due 2008, Series B
            (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.6      -  Registration Rights Agreement dated as of February 2, 1998 among
            Graham Packaging Company and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit
            4.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.7      -  Indenture dated as of February 2, 1998 among Graham Packaging
            Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.8      -  Form of 10 3/4% Senior Discount Note Due 2009, Series A
            (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.9      -  Form of 10 3/4% Senior Discount Note Due 2009, Series B
            (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number      Description of Exhibit
-------     ----------------------

4.10     -  Registration Rights Agreement dated as of February 2, 1998 among
            Graham Packaging Holdings Company, GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc. relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.1     -  Credit Agreement dated as of February 2, 1998 among Graham
            Packaging Holdings Company, Graham Packaging company, GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.2     -  Consulting Agreement dated as of February 2, 1998 between Graham
            Packaging Holdings Company and Graham Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.3     -  Equipment Sales, Service and License Agreement dated February 2,
            1998 between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit
            10.3 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.4     -  Forms of Retention Incentive Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.5     -  Forms of Severance Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.6     -  Registration Rights Agreement by and among Graham Packaging
            Company, GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number      Description of Exhibit
-------     ----------------------

10.7     -  Monitoring Agreement dated as of February 2, 1998 among Graham
            Packaging Holdings Company, Graham Packaging Company and Blackstone (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.8     -  Management Stockholders Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.9     -  Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.10    -  Stockholders' Agreement dated as of February 2, 1998 among
            Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.11    -  Graham Packaging Holdings Company Management Option Plan
            (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.12    -  First Amendment to Credit Agreement dated as of
            August 13, 1998.

21.1     -  Subsidiaries of Graham Packaging Holdings Company

24       -  Power of Attorney--Page II-  of Form 10-K.

27       -  Financial Data Schedule

99.1     -  Form of Fixed Rate Senior Subordinated Letter of Transmittal
            (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.2     -  Form of Fixed Rate Senior Subordinated Notice of guaranteed
            Delivery (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number      Description of Exhibit
-------     ----------------------

99.3     -  Form of Floating Rate Senior Subordinated Letter of Transmittal
            (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.4     -  Form of Floating Rate Senior Subordinated Notice of guaranteed
            Delivery (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.5     -  Form of Senior Discount Letter of Transmittal (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.6     -  Form of Senior Discount Notice of guaranteed Delivery
            (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-03)).


(c) Reports on Form 8-K

     No Reports on Form 8-K were required to be filed during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 1999


                                GRAHAM PACKAGING HOLDINGS COMPANY
                                (Registrant)

                                By: BCP /Graham Holdings L.L.C.,
                                    its General Partner


                                By: /s/ John E. Hamilton
                                    Name: John E. Hamilton
                                    Title: Chief Financial Officer
                                           (chief accounting officer and
                                           duly authorized officer)

                               POWER OF ATTORNEY

     We, the undersigned officers of BCP Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, and directors of BMP/Graham Corporation, as sole member of BCP/Graham Holdings L.L.C., as the general partner of Graham Packaging Holdings Company, do hereby constitute and appoint Philip R. Yates and John E. Hamilton, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP /Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:


        Signature                                Title
        ---------                                -----


   /s/ Howard A. Lipson    President, Treasurer and Assistant Secretary
 ------------------------
     Howard A. Lipson      (Principal Executive Officer) of BCP /Graham
                           Holdings L.L.C.

   /s/ John E. Hamilton    Chief Financial Officer,
 ------------------------
     John E. Hamilton      Assistant Secretary and Assistant Treasurer
                           (Principal Financial Officer and Principal
                           Accounting Officer) of BCP / Graham Holdings
                           L.L.C.

   /s/ Howard A. Lipson    Director of BMP/Graham Holdings Corporation
 ------------------------
     Howard A. Lipson

        Signature                                Title
        ---------                                -----


     /s/ Chinh E. Chu      Director of BMP/Graham Holdings Corporation
 ------------------------
       Chinh E. Chu

  /s/ Simon P. Lonergan    Director of BMP/Graham Holdings Corporation
 ------------------------
    Simon P. Lonergan

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant's last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

                                                                    SCHEDULE I

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                (In thousands)

                                 BALANCE SHEET

                                                                           December 31, 1998
                                                                   ------------------------------
Assets
 Current assets                                                                        --
 Intangible assets, net                                                             5,047
                                                                                ---------
   Total assets                                                                $    5,047
                                                                                =========

Liabilities and Partners' Capital
 Current liabilities                                                           $    6,972
 Long-term Debt                                                                   110,697
 Investment in subsidiary                                                         326,172
                                                                                ---------
   Total liabilities                                                              443,841
   Partners' capital                                                             (438,794)
                                                                                ---------
   Total liabilities and partners' capital                                     $    5,047
                                                                                =========

                              STATEMENT OF OPERATIONS

                                                                     Year Ended December 31, 1998
                                                                   ------------------------------

Equity in earnings of subsidiaries                                            $  (14,516)
Recapitalization expenses                                                         (1,000)
Interest expense                                                                 (10,546)
                                                                                --------
   Net Loss                                                                   $  (26,062)
                                                                                =========


                            STATEMENT OF CASH FLOWS

                                                                     Year Ended December 31, 1998
                                                                   ------------------------------
Cash flows from operating activities:
 Net Loss                                                                      $ (26,062)
 Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of debt issuance costs
    Accretion of senior discount notes                                               462
    Changes in current liabilities                                                10,085
 Net cash provided by operating activities                                         6,972
 Equity income in subsidiaries                                                    14,516
                                                                                --------
                                                                                   5,973
Cash flows from investing activities:
 Investments in a Business                                                       314,477

Cash flows from financing activities:
 Borrowings on long-term debt
 Cash distributions to Partners                                                  100,612
 Debt issuance fees                                                             (415,554)
 Net cash used in financing activities                                            (5,508)
                                                                                --------
                                                                                (320,450)

Net change in cash and cash equivalents
Cash and cash equivalents at beginning of period                                       0
Cash and cash equivalents at end of period                                             0
                                                                                --------
                                                                               $       0
                                                                                ========
Supplemental cash flow information:
 Cash paid for interest                                                        $       --

See footnotes to consolidated financial statements of Graham Packaging
Holdings Company.

                                                                   SCHEDULE II


                       GRAHAM PACKAGING HOLDINGS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                        Balance @                                                    Balance @
                                       beginning of                                                   end of
   Year ended December 31, 1998            year            Additions       Deductions       Other(1)    year
 ---------------------------------   ---------------    ---------------   ---------------   -------  ------------
Allowance for Doubtful Accounts           $1,635             $ 32               $395         163       $1,435

Allowance for Inventory Losses               566              514                220         587        1,447



   Year ended December 31, 1997
 ---------------------------------
Allowance for Doubtful Accounts            1,202              512                 79                    1,635

Allowance for Inventory Losses               901               75                410                      566



   Year ended December 31, 1996
 ---------------------------------
Allowance for Doubtful Accounts              619              816                 233                   1,202

Allowance for Inventory Losses             1,217              298                 614                     901









(1)  Represents allowance attributable to entities acquired during 1998.




























                          -119