Form 10-Q
period 1999-03-28
GRAHAM PACKAGING HOLDINGS CO
filed 1999-05-11
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                   FORM 10-Q

(Mark One)
     [  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1999
                                      OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________________
Commission file number:  333-53603-03

                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2553000

  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                             2401 Pleasant Valley Road
                                York, Pennsylvania
                     (Address of principal executive offices)
                                       17402
                                    (zip code)
                                  (717) 849-8500
               (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                                   Page Number


Item 1.   Condensed Financial Statements  . . . . . . . . . . . . . . . . .  3

     CONDENSED BALANCE SHEETS
          At March 28, 1999 and December 31, 1998   . . . . . . . . . . . .  3

     CONDENSED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 28, 1999 and March 29, 1998  . .  5

     CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
          For the Year Ended December 31, 1998 and
          Three Months Ended March 28, 1999   . . . . . . . . . . . . . . .  6

     CONDENSED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 28, 1999 and March 29, 1998  . .  7

     NOTES TO CONDENSED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . .  9

Item 2.   Management's Discussion and Analysis of Financial Condition
            And Results of Operations . . . . . . . . . . . . . . . . . . . 21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . 29


                          PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 30

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                           CONDENSED BALANCE SHEETS


                                               March 28,        December 31,
                                                 1999               1998
                                            --------------    ---------------
ASSETS                                       (Unaudited)
                                                     (in thousands)

Current assets:

  Cash and cash equivalents  . . . . . .        $ 6,273           $7,476

  Accounts receivable, net . . . . . . .         99,512           87,618

  Inventories  . . . . . . . . . . . . .         38,497           41,247

  Prepaid expenses and other
    current assets  . . . . . . . . . . .        11,410           14,587
                                                -------          -------
Total current assets  . . . . . . . . . .       155,692          150,928

Property, plant, and equipment, net . . .       395,007          386,692

Other assets  . . . . . . . . . . . . . .        56,601           59,127
                                                -------          -------
Total assets  . . . . . . . . . . . . . .      $607,300         $596,747
                                               ========         ========

LIABILITIES AND PARTNERS' CAPITAL/OWNERS'
  EQUITY (DEFICIT)

Current liabilities:

  Accounts payable and accrued
    expenses  . . . . . . . . . . . . . .      $136,868         $148,916

  Current portion of long-term debt  . .          8,293           11,929
                                                -------          -------

Total current liabilities . . . . . . . .       145,161          160,845

Long-term debt  . . . . . . . . . . . . .       909,984          863,468

Other non-current liabilities . . . . . .        10,442           11,228


                            See accompanying notes

Commitments and contingencies . . . . . . . . .      ---            ---

Partners' capital/owners' equity (deficit):

Partners'/owners' capital (deficit) . . . . . .  (445,081)      (442,271)

Notes receivable for ownership interests  . . .      ---            ---

Accumulated other comprehensive income  . . . .   (13,206)         3,477
                                                  --------       --------
Total partners' capital/owners' equity
(deficit) . . . . . . . . . . . . . . . . . . .  (458,287)      (438,794)
                                                  --------      ---------

Total liabilities and partners'
capital/owners' equity (deficit)  . . . . . . .  $607,300       $596,747
                                                 ========       ========

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended
                                                  ---------------------------
                                                   March 28,     March 29,
                                                     1999           1998
                                                  ---------------------------
                                                        (in thousands)

Net Sales . . . . . . . . . . . . . . . . . . .      $159,085       $134,418
Cost of goods sold  . . . . . . . . . . . . . .       131,205        109,841
                                                     --------       --------
                                                       27,880         24,577

Selling, general, and administrative expenses .        10,445          8,422

Special charges and unusual items . . . . . . .         1,217         14,898
                                                     --------       --------

Operating income  . . . . . . . . . . . . . . .        16,218          1,257

Recapitalization expenses . . . . . . . . . . .          ---          11,496

Interest expense, net . . . . . . . . . . . . .        19,446         11,939

Other (income) expense  . . . . . . . . . . . .           (62)           161
                                                      --------       -------
Income (loss) before income taxes and
extraordinary item  . . . . . . . . . . . . . .        (3,166)       (22,339)

Income tax provision  . . . . . . . . . . . . .           238              8
                                                      -------        -------

Income (loss) before extraordinary item . . . .        (3,404)       (22,347)

Extraordinary loss from early extinguishment
of debt . . . . . . . . . . . . . . . . . . . .          ---            675
                                                      -------      ---------

Net income (loss) . . . . . . . . . . . . . . .       $(3,404)     $(23,022)
                                                      =======      =========




                            See accompanying notes

                       GRAHAM PACKAGING HOLDINGS COMPANY
      CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)



                                  Partners'     Notes Receivable      Accumulated
                                   Capital           For                Other
                                   Owners'        Ownership          Comprehensive
                                   Equity         Interests             Income          Total
                                  --------      ----------------     -------------      -----
                                                           (in thousands)

Balance at January 1, 1998       $ 20,383          $ (20,240)            $ 194           $ 337
                                                                                       -------
  Net loss for the year . .       (26,062)            ---                  ---         (26,062)

  Cumulative translation
  adjustment  . . . . . . .           ---             ---                3,283           3,283
                                                                                       -------
  Comprehensive income  . .                                                            (22,779)
                                                                                       -------
  Cash distributions to
  owners  . . . . . . . . .        (6,852)            ---                  ---          (6,852)

  Recapitalization  . . . .      (429,740)            20,240               ---        (409,500)
                                 ---------          --------           ---------      ---------

  Balance at December 31,
  1998  . . . . . . . . . .      (442,271)            ---                3,477        (438,794)
                                                                                      --------
  Net loss for the period .        (3,404)            ---                  ---          (3,404)
  Cumulative translation
  adjustment  . . . . . . .           ---             ---              (16,683)        (16,683)
                                                                                       -------
  Comprehensive income  . .                                                            (20,087)
                                                                                      --------
  Recapitalization  . . . .           594             ---                  ---             594
                                ---------          --------           ---------      ---------
Balance at March 28, 1999       $(445,081)         $  ---             $(13,206)      $(458,287)
                                =========          ========           ========       =========






                            See accompanying notes

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                      Three Months Ended
                                                   -----------------------
                                                   March 28,     March 29,
                                                     1999           1998
                                                   ---------     ---------
                                                        (in thousands)



Operating activities:

  Net loss  . . . . . . . . . . . . . . . . . . .    $ (3,404)      $(23,022)

  Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization  . . . . . . . .       11,792          9,243

  Amortization of debt issuance fees  . . . . . .       1,010            661

  Accretion of Senior Discount Notes  . . . . . .       2,896          1,659

  Extraordinary loss  . . . . . . . . . . . . . .         ---            675

  Write-off of license fees . . . . . . . . . . .         ---          1,436

  Equity income in earnings of joint venture  . .         (75)           (75)

  Foreign currency transaction loss . . . . . . .          22             10

  Other non-cash recapitalization expense . . . .         594            622

  Changes in operating assets and liabilities,
  net of Acquisition of business:
  Accounts receivable . . . . . . . . . . . . . .     (15,773)       (11,560)

  Inventories . . . . . . . . . . . . . . . . . .       1,409          1,992

  Prepaid expenses and other current assets . . .       2,510            889

  Accounts payable and accrued expenses . . . . .      (8,150)         1,991
                                                       ------         ------
Net cash used by operating activities . . . . . .      (7,169)       (15,479)


                            See accompanying notes

Investing activities:

  Net purchases of property, plant, and               (33,825)         (13,505)
  equipment . . . . . . . . . . . . . . . . . . .

  Acquisition of Brazilian business . . . . . . .         ---           (2,995)

  Other . . . . . . . . . . . . . . . . . . . .           122              (66)
                                                      -------         --------
  Net cash used in investing activities . . . . .     (33,703)         (16,566)

Financing activities:

  Net proceeds from issuance of long-term
    debt  . . . . . . . . . . . . . . . . . . .        40,555          734,328

  Recapitalization debt repayments  . . . . . .           ---         (264,410)

  Recapitalization owner note payments  . . . .           ---           20,240

  Recapitalization cash distributions to                  ---         (429,566)
    owners  . . . . . . . . . . . . . . . . . .

  Other cash distributions to owners  . . . . .           ---             (624)

  Debt issuance fees  . . . . . . . . . . . . .            (3)         (30,876)
                                                       ------          -------
Net cash provided by financing activities . . .        40,552           29,092

Effect of exchange rate changes . . . . . . . .          (883)             (68)
                                                       ------          -------
Decrease in cash and cash equivalents . . . . .        (1,203)          (3,021)

Cash and cash equivalents at beginning of               7,476            7,218
period  . . . . . . . . . . . . . . . . . . . .        ------           ------

Cash and cash equivalents at end of period  . .        $6,273          $ 4,197
                                                       ======          =======





                            See accompanying notes

                       GRAHAM PACKAGING HOLDINGS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                March 28, 1999


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from audited financial statements. The condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three month period ended March 28, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

         The financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Graham Packaging Group (as defined). Prior to February 2, 1998, these operations of the Graham Packaging Group were under common control by virtue of ownership by the Donald C. Graham family. In addition, the consolidated financial statements of the Group include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated
Notes (as herein defined) and as co-borrower with the Operating Company under the New Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the New Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Group include the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastic, Ambalaj A.S.; and Graham Packaging Deutschland Gmbh as a result of the acquisition of selected plants of Crown Cork & Seal (see
Note 8).  These entities and assets are referred to collectively as Graham

Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see Note 2), the financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

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

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

         - The issuance of $225 million of Senior Subordinated Notes by the Operating Company and GPC Capital Corp. I and $100.6 million gross proceeds ($169 million aggregate principal amount at maturity) of Senior Discount Notes by Holdings and GPC Capital Corp. II;

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

         As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $7.9 million had been expensed as of March 28, 1999, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 9.

3.       Debt Arrangements

         On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of March 28, 1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003.  The revolving loan facilities expire on January

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

         Substantially all tangible and intangible assets of the Group are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendment.

         The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount at maturity) of Holdings and GPC Capital Corp. II. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, and cash interest begins to accrue on January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

         Interest paid during the three months ended March 28, 1999 and March 29, 1998 was $18.3 million and $3.2 million, respectively.

         The Operating Company has entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

         Under the New Credit Agreement and Amendment, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by the present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

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

         Also pursuant to the Recapitalization Agreement, Holdings entered into an Equipment Sales, Service and Licensing Agreement and a Consulting Agreement with certain entities controlled by Donald C. Graham and members of his family and a Partners Registration Rights Agreement with partners of
Holdings and certain other entities.   Additionally, Holdings has entered
into a Monitoring Agreement with Blackstone Management Partners III L.L.C. for advisory and consulting services.

5.       Inventories
         Inventories consisted of the following:

                                                 March 28,    December 31,
                                                   1999           1998
                                                 --------     -----------
                                                      (in thousands)

Finished goods  . . . . . . . . . . . . . . . .  $24,501        $23,497
Raw materials and parts . . . . . . . . . . . .   13,996         17,750
                                                 -------        -------
                                                  38,497         41,247
Less LIFO allowance . . . . . . . . . . . . . .     ---            ---
                                                 -------        -------
                                                 $38,497        $41,247
                                                 =======        =======
6.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                 March 28,    December 31,
                                                   1999           1998
                                                 ---------    -----------
                                                      (in thousands)

Accounts payable  . . . . . . . . . . . . . . .  $66,729        $77,485
Accrued employee compensation and benefits  . .   18,940         19,983
Special charges and unusual items . . . . . . .    4,070          7,744
Accrued interest  . . . . . . . . . . . . . . .   14,101         16,736
Other . . . . . . . . . . . . . . . . . . . . .   33,028         26,968
                                                --------       --------
                                                $136,868       $148,916
                                                ========       ========

7.       Income Taxes

         The Group does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners/owners. For the Group's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During
1999 and 1998, some of the Group's various taxable entities incurred additional net operating loss carryforwards for which no benefit has been recognized.

8.       Purchase of Certain Plants of Crown, Cork & Seal

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

Current assets  . . . . . . . . . . . . . . . . . . . . .   $21,771
Property, plant and equipment . . . . . . . . . . . . . .    29,597
Other assets  . . . . . . . . . . . . . . . . . . . . . .     2,379
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . .    16,230
                                                             ------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .    69,977
Less liabilities assumed  . . . . . . . . . . . . . . . .    27,820
                                                             ------
Net cost of acquisition . . . . . . . . . . . . . . . . .   $42,157
                                                            =======

         The following table sets forth unaudited pro forma combined results of operations, assuming that the acquisition had taken place on January 1, 1998.

                                                              Three Months
                                                             Ended March 29,
                                                                  1998
                                                             ---------------
                                                             (in thousands)

Net sales . . . . . . . . . . . . . . . . . . . . . . . .       $151,628
Loss before extraordinary item  . . . . . . . . . . . . .        (23,898)
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .        (24,573)

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results of operations of the combined entities.

9.       Special Charges and Unusual Items

         The special charges and unusual items recorded in the three month periods ended March 28, 1999 and March 29, 1998, were as follows:

                                                      Three Months Ended
                                                   -----------------------
                                                   March 28,     March 29,
                                                     1999           1998
                                                   --------      --------
                                                       (in thousands)

Systems conversion  . . . . . . . . . . . . . .       $253           $366
Recapitalization compensation . . . . . . . . .      1,010         14,532
Aborted acquisition costs . . . . . . . . . . .        (46)            --
                                                    ------        -------
                                                    $1,217        $14,898
                                                    ======        =======

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


11.      Condensed Operating Company Data

         Condensed financial data for the Operating Company as of March 28, 1999 and December 31, 1998 was as follows:

                                                 March 28,     December 31,
                                                   1999           1998
                                                ---------      -----------
                                                        (in thousands)

Current assets  . . . . . . . . . . . . . . . .  $162,664       $157,900
Noncurrent assets . . . . . . . . . . . . . . .   446,677        440,772
Total assets  . . . . . . . . . . . . . . .       609,341        598,672

Current liabilities . . . . . . . . . . . . . .   145,161        160,845
Noncurrent liabilities  . . . . . . . . . . . .   806,833        763,999
Partners' capital/owners' equity (deficit)  . .  (342,653)      (326,172)

         Condensed financial data for the Operating Company for the three-month periods ended March 28, 1999 and March 29, 1998 was as follows:

                                                    Three Months Ended
                                                 ------------------------
                                                  March 28,      March 29,
                                                     1999           1998
                                                  ---------      --------
                                                        (in thousands)

Sales . . . . . . . . . . . . . . . . . . . . .  $159,085       $134,418
Gross profit  . . . . . . . . . . . . . . . . .    27,880         24,577
Loss from continuing operations . . . . . . . .      (392)       (19,614)
Net loss  . . . . . . . . . . . . . . . . . . .      (392)       (20,289)

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

12.      Comprehensive Income

         Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income". Comprehensive income (loss) for the three month periods ended March 28, 1999 and March 29, 1998, was as follows:

                                                     Three Months Ended
                                                  ------------------------
                                                   March 28,     March 29,
                                                     1999           1998
                                                  ----------    ----------
                                                        (in thousands)

Net loss  . . . . . . . . . . . . . . . . . . .  $(3,404)        $(23,022)
Foreign currency  . . . . . . . . . . . . . . .  (16,683)            (699)
                                                 -------         --------
Comprehensive income (loss) . . . . . . . . . . $(20,087)        $(23,721)
                                                ========         ========

13.      Segment Information

         The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is managed in three operating segments: North America, which includes the United States and Canada; Europe and Latin America. Segment information for the three month periods ended March 28, 1999 and March 29, 1998 was as follows (in thousands):

                                          North              Latin
                                         America   Europe   America   Total

Net sales . . . . . . . . . .  1999      $119,828  $34,673   $4,584   $159,085

                               1998      112,235    17,237    4,946    134,418

Income (loss) before
extraordinary item  . . . . .  1999       (2,570)    (854)       20     (3,404)

                               1998      (20,015)  (1,956)     (376)   (22,347)

Net income (loss) . . . . . .  1999       (2,570)    (854)       20     (3,404)

                               1998      (20,690)  (1,956)     (376)   (23,022)


14.      New Accounting Pronouncements

         Effective January 1, 1999, the Group adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed For or Obtained For Internal Use". The adoption of this SOP had no significant impact on the Group's earnings or financial position.

         On January 1, 1999, the Group adopted SOP 98-5, "Reporting on the Cost of Start-Up Activities". The adoption of this SOP had no significant impact on the Group's earnings or financial position.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Group's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Group's earnings or financial position.

15.      Subsequent Event

         In April 1999, the Group made an investment in PlasPET Florida, Ltd., a developer and blowmolder of PET custom plastic containers.
The amount of the investment is not material to the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, including the New Credit Agreement, competition in the Company's markets, including the impact of possible new technologies, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key employees and the material adverse effect that could result from the loss of their services, the Company's dependence on certain continuing relationships with Graham Engineering and other Graham Partners and affiliates thereof, risks associated with environmental regulation, risks associated with possible future acquisitions, risks associated with hedging transactions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including, without limitation, the Company's hot-fill PET plastic container business. See "Business --Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended
December 31, 1998.   All subsequent written and oral forward-looking
statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

         Overview

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the Recapitalization, refer to the business historically conducted by Holdings (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries.

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

         Management believes that there are major synergistic acquisition, joint venture and other opportunities across the Company's businesses. In this regard, the Company acquired certain assets and liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, 80% of which was acquired on April 30, 1997 and the remaining 20% on February 17, 1998. In addition, on July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey.

         Based on industry data, the following table summarizes the average market prices per pound of PET and HDPE resins:

                                                   Three Months Ended
                                                 ----------------------
                                                 March 28,     March 29,
                                                   1999           1998
                                                 --------      ---------
                  PET . . . . . . . . . . . .      $0.50          $0.52
                  HDPE  . . . . . . . . . . .       0.34           0.42

         In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of HDPE and PET resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that the cost of goods sold, as well as certain other expense items, should not be analyzed as a percentage of net sales.

Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenue:

                                               Three Months Ended
                                      ------------------------------------
                                      March 28, 1999        March 29, 1998
                                      --------------        --------------

Automotive  . . . . . . . . . . .    $45.5     28.6%        $45.0     33.5%

Food & Beverage . . . . . . . . .     69.5     43.7          46.0     34.2

HC/PC . . . . . . . . . . . . . .     44.1     27.7          43.4     32.3
                                    ------    -----        ------    -----
Total Net Sales . . . . . . . . .   $159.1    100.0%       $134.4    100.0%
                                    ======    =====        ======    =====


                                              Three Months Ended
                                      ------------------------------------
                                      March 28, 1999        March 29, 1998
                                      --------------        --------------
North America . . . . . . . . . .     $119.8    75.3%       $112.3   83.6%

Europe  . . . . . . . . . . . . .       34.7    21.8          17.2   12.8

Latin America . . . . . . . . . .        4.6     2.9           4.9    3.6
                                      ------   -----        ------  -----
Total Net Sales . . . . . . . . .     $159.1   100.0%       $134.4  100.0%
                                      ======   =====        ======  =====

Three Months Ended March 28, 1999 Compared to Three Months Ended March 29,
1998

         Net Sales.   Net sales for the three months ended March 28, 1999
increased $24.7 million to $159.1 million from $134.4 million for the three
months ended March 29, 1998.   The increase in sales was primarily due to a
24.9% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices.
On a geographic basis, sales for the three months ended March 28, 1999 in North America were up $7.5 million or 6.7% from the three months ended March 29, 1998. The North American sales increase included higher pounds sold of 14.5%. North American sales in the food and beverage business contributed $13.6 million to the increase, while sales in the automotive business and HC/PC business were $2.9 million and $3.2 million lower, respectively. Sales for the three months ended March 28, 1999 in Europe were up $17.5 million or 101.7% from the three months ended March 29, 1998, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the

Company's newly-acquired European subsidiaries.  Overall, European sales
reflected a 99.5% increase in pounds sold.   Sales in Latin America for the
three months ended March 28, 1999 were down $0.3 million from 1997, primarily as a result of the devaluation of the Brazilian currency.

         Gross Profit. Gross profit for the three months ended March 28, 1999 increased $3.3 million to $27.9 million from $24.6 million for the three months ended March 29, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the three months ended March 28, 1999 increased $0.6 million in North America, $2.4 million in Europe and $0.3 million in Latin America when compared to the three months ended March 29, 1998.

         Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended March 28, 1999 increased $2.0 million to $10.4 million from $8.4 million for the three months ended March 29, 1998. The increase in 1999 selling, general and administrative expenses is due primarily to the inclusion of the Company's newly-acquired European subsidiaries.

         Special Charges and Unusual Items.   Special charges and unusual
items decreased $13.7 million to $1.2 million for the three months ended March 28, 1999 from $14.9 million for the three months ended March 29, 1998. Special charges and unusual items in the three months ended March 28, 1999 included costs related to year 2000 system conversion of $0.2 million (see "-
- Information Systems Initiative" for a further discussion) and Recapitalization compensation of $1.0 million. The special charges and unusual items in the three months ended March 29, 1998 included costs related to year 2000 system conversion of $0.4 million and Recapitalization compensation of $14.5 million.

         Interest Expense, Net.   Interest expense, net increased $7.5 million
to $19.4 million (including $2.9 million of non-cash interest on the Senior Discount Notes) for the three months ended March 28, 1999 from $11.9 million for the three months ended March 29, 1998. The increase was primarily related to the increase in debt resulting from the Recapitalization and higher average interest rates associated with the new debt.

         Other (Income) Expense. Other (income) expense was ($0.1) million for the three months ended March 28, 1999 as compared to $0.2 million for the three months ended March 29, 1998. The higher income was due primarily to lower foreign exchange loss in the three months ended March 28, 1999 as compared to the three months ended March 29, 1998.

         Net Loss.   Primarily as a result of factors discussed above, net
loss for the three months ended March 28, 1999 was $3.4 million compared to net loss of $23.0 million for the three months ended March 29, 1998.

Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company for the three months ended March 28, 1999 and March 29, 1998.

Information Systems Initiative

         The Company has assembled a team of professionals and consultants to ensure that any significant Year 2000 issues which might have a material impact on the Company's results of operations, liquidity or financial position are timely identified and any resulting remediation timely resolved.

         The Company has completed an evaluation and assessment to ensure that its information technology ("IT") systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software. As a result of this evaluation and assessment, the Company decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and payroll and human resources system. Currently the Company is in the process of converting its core application systems. The Company expects to complete the testing and training phases of the core application systems conversion by the end of April 1999. The conversion in the Company's North American operations is expected to be completed by the end of 1999. The conversion in the Company's European operations will immediately follow the North American conversion and is expected to be completed by the end of 1999. The conversion in the Company's Latin American operations is not expected to be completed until after 1999. For the Company's Latin American operations, and if for some unforeseen reason the Company is unable to complete the conversion of its IT systems on the timetable previously described for the North American and European operations, the existing software will be modified to allow for the uninterrupted business operations until such conversion can be completed.

         For the three months ended March 28, 1999 and March 29, 1998 the Company expensed $0.2 million and $0.4 million, respectively, associated with its information systems evaluation, assessment and implementation and expects to incur through the year 2000, approximately $12.6 million to purchase, test and install new software as well as incur internal staff costs, consulting fees and other expenses. As of March 28, 1999, $6.4 million of such costs has been capitalized.

         The Company has also commenced an evaluation and assessment to ensure that its non-IT systems, namely its major manufacturing equipment, are Year 2000 compliant. All vendors who supply the Company with equipment, materials or services have been sent letters asking their status on Year 2000 compliance. The Company has obtained representations from its primary equipment suppliers indicating that the related machinery is already Year
2000 compliant or Year 2000 compliance will be timely completed with vendor supplied upgrades. Whereas the Company has not found any critical Year 2000 compliance problems with its systems that produce HDPE bottles, the systems that produce PET bottles are not Year 2000 compliant; the required upgrades are expected to be completed in the second quarter of 1999. All of the Company's personal computers and related software have been tested; any required upgrades will be completed by the end of the third quarter of 1999.

         Based on the extensive reviews completed to date, the Company is not aware of any conditions that will result in an interruption to production capacity. In addition, all critical material suppliers are either year 2000 compliant or have plans that will achieve these goals by the end of 1999.

         The Company expects to have its remediation efforts completed by the end of 1999, and does not expect any material impact on its results of operations, liquidity or financial position due to incomplete or untimely resolution of the year 2000 issue. As stated, critical material vendors are or are expected to be year 2000 compliant by the end of 1999. However, in forming a total assessment, the ability of all critical third parties with whom the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. Risks to the Company include the possible interruption of production and negative effects on cash flow associated with reduced sales, increased production costs and reduced customer collections.

         While there are issues beyond the control of the Company, where practical, contingency plans are being implemented. Contingency plans, such as switching transportation modes, reviewing year-end inventory levels by plant and performing record keeping functions on a manual basis are being formulated.

 Derivatives

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement. Although the incremental effect of these derivatives is an important component of the Company's interest rate management program, their incremental effect on interest expense for the three months ended March 28, 1999 and March 29, 1998 was not material.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. The deferred gains and losses on the instruments held at March 28, 1999 were not material.

Liquidity and Capital Resources

         In the three month period ended March 28, 1999, the Company funded, through its various borrowing arrangements, $7.2 million of operating activities and $33.8 million of capital expenditures.

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness, and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million, of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes Due 2008 by the Operating Company and GPC Capital Corp. I and $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity) of Holdings and GPC Capital Corp. II. Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. On
August 13, 1998 the Company amended its credit facility to provide for an additional Term Loan Borrowing of up to an additional $175 million which could be drawn in two installments. At March 28, 1999, the Company's outstanding indebtedness was $918.3 million.

         Substantially all tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendment.

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

         Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $4.1 million to $29.3 million for the three months ended March 28, 1999 from $25.2 million for the three months ended March 29, 1998. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This

Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective for the Company's financial statements for all quarters in the year beginning January 1, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Company's earnings or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

(a)              Exhibits

                 Exhibit 27       Financial Data Schedule

(b)              Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended March 28, 1999.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 11, 1999


                                    GRAHAM PACKAGING HOLDINGS COMPANY
                                    (Registrant)

                                    By:  BCP/Graham Holdings L.L.C.,
                                         its General Partner



                                    By: /s/ John E. Hamilton
                                    ---------------------
                                    John E. Hamilton
                                    Vice President, Finance and Administration
                                    (chief accounting officer and duly
                                     authorized officer)