Form 10-Q
period 1999-06-27
GRAHAM PACKAGING HOLDINGS CO
filed 1999-08-11
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004


                                   FORM 10-Q

(Mark One)

     [ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1999

                                      OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________
Commission file number:  333-53603-03


                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-2553000
      (State or other                                   (I.R.S. Employer
      jurisdiction of                                  Identification No.)
      incorporation or
       organization)

                           2401 Pleasant Valley Road
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17402
                                  (zip code)
                                (717) 849-8500
             (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                   Page Number
Item 1.   Condensed Financial Statements:

          CONDENSED BALANCE SHEETS -
               At June 27, 1999 and December 31, 1998. . . . . . . .   3

          CONDENSED STATEMENTS OF OPERATIONS - For the Three
               Months and Six Months Ended June 27, 1999 and
               June 28, 1998  . . . . . . . . . . . . . . . . . . . .  4

          CONDENSED STATEMENTS OF PARTNERS' CAPITAL/
               OWNERS' EQUITY (DEFICIT) - For the Year Ended
               December 31, 1998 and Six Months
               Ended June 27, 1999 . . . . . . . . . . . . . . . . .   5

          CONDENSED STATEMENTS OF CASH FLOWS - For the
               Six Months Ended June 27, 1999 and
               June 28, 1998 . . . . . . . . . . . . . . . . . . . .   6

          NOTES TO CONDENSED FINANCIAL STATEMENTS  . . . . . . . . .   7

Item  2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .   21

Item  3.  Quantitative and Qualitative Disclosures About
               Market Risk  . . . . . . . . . . . . . . . . . . . .    32


                      PART II.         OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .    33

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                       GRAHAM PACKAGING HOLDINGS COMPANY
                           CONDENSED BALANCE SHEETS

                                                                                           June 27,              December 31,
                                                                                             1999                    1998
                                                                                        -------------           --------------
                                                                                         (Unaudited)
                                                                                                    (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  8,116                $  7,476
 Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           109,699                  87,618
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,970                  41,247
 Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . .            13,636                  14,587
                                                                                           --------                --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           172,421                 150,928
Property, plant, and equipment, net . . . . . . . . . . . . . . . . . . . . . . .           419,508                 386,692
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,849                  59,127
                                                                                           --------               --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $649,778                $596,747
                                                                                           ========                ========

LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . .          $152,390                $148,916
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .            14,333                  11,929
                                                                                           --------                --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,723                 160,845
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           932,205                 863,468
Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             8,936                  11,228
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      --
Partners' capital/owners' equity (deficit):
Partners'/owners' capital (deficit) . . . . . . . . . . . . . . . . . . . . . . .          (442,210)               (442,271)
Notes receivable for ownership interests  . . . . . . . . . . . . . . . . . . . .                --                      --
Accumulated other comprehensive income  . . . . . . . . . . . . . . . . . . . . .           (15,876)                  3,477
                                                                                           --------                --------
Total partners' capital/owners' equity (deficit)  . . . . . . . . . . . . . . . .          (458,086)               (438,794)
                                                                                           --------                --------
Total liabilities and partners' capital/owners' equity (deficit)  . . . . . . . .          $649,778                $596,747
                                                                                           ========                ========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended                   Six Months Ended
                                                                ----------------------------        ---------------------------
                                                                 June 27,          June 28,          June 27,          June 28,
                                                                   1999              1998              1999              1998
                                                                ---------         ----------        ----------       -----------
                                                                                         (in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . .        $172,791          $145,053          $331,876          $279,471
Cost of goods sold  . . . . . . . . . . . . . . . . . . .         135,801           113,161           267,006           223,002
                                                                 --------          --------          --------          --------
                                                                   36,990            31,892            64,870            56,469
Selling, general, and administrative expenses . . . . . .          10,881             8,282            21,326            16,704
Special charges and unusual items . . . . . . . . . . . .           2,030             1,937             3,247            16,835
                                                                 --------          --------          --------          --------
Operating income  . . . . . . . . . . . . . . . . . . . .          24,079            21,673            40,297            22,930
Recapitalization expenses . . . . . . . . . . . . . . . .              --                --                --            11,496
Interest expense, net . . . . . . . . . . . . . . . . . .          21,354            18,262            40,800            30,201
Other (income) expense  . . . . . . . . . . . . . . . . .             (20)              (30)              (82)              131
                                                                 --------          --------          --------          --------
Income (loss) before income taxes and extraordinary item            2,745             3,441              (421)          (18,898)
Income tax provision  . . . . . . . . . . . . . . . . . .             298                --               536                 8
                                                                 --------          --------          --------          --------
Income (loss) before extraordinary item . . . . . . . . .           2,447             3,441              (957)          (18,906)
Extraordinary loss from early extinguishment of debt  . .              --                --                --               675
                                                                 --------          --------          --------          --------
Net income (loss) . . . . . . . . . . . . . . . . . . . .        $  2,447          $  3,441          $   (957)         $(19,581)
                                                                 ========          ========          ========          ========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
      CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                                                    Notes
                                                                Partners'         Receivable       Accumulated
                                                                 Capital             For              Other
                                                                 Owners'          Ownership       Comprehensive
                                                                  Equity          Interests           Income            Total
                                                                ----------       -----------      -------------      ------------
                                                                                         (in thousands)
Balance at January 1, 1998  . . . . . . . . . . . . . . .       $   20,383        $ (20,240)        $      194         $     337
                                                                                                                        --------
 Net loss for the year  . . . . . . . . . . . . . . . . .          (26,062)              ---               ---           (26,062)
 Cumulative translation adjustment  . . . . . . . . . . .               --               ---             3,283             3,283
                                                                                                                        --------
 Comprehensive income   . . . . . . . . . . . . . . . . .                                                                (22,779)
                                                                                                                        --------
 Cash distributions to owners   . . . . . . . . . . . . .           (6,852)              ---               ---            (6,852)
 Recapitalization   . . . . . . . . . . . . . . . . . . .         (429,740)           20,240               ---          (409,500)
                                                                 ----------         ---------         --------          --------
Balance at December 31, 1998  . . . . . . . . . . . . . .         (442,271)              ---             3,477          (438,794)
                                                                                                                        --------
 Net loss for the period  . . . . . . . . . . . . . . . .             (957)              ---               ---              (957)
 Cumulative translation adjustment  . . . . . . . . . . .              ---               ---           (19,353)          (19,353)
                                                                                                                        --------
 Comprehensive income   . . . . . . . . . . . . . . . . .                                                                (20,310)
                                                                                                                        --------
 Recapitalization   . . . . . . . . . . . . . . . . . . .            1,018               ---               ---             1,018
                                                                ----------         ---------         ---------          --------
Balance at June 27, 1999  . . . . . . . . . . . . . . . .       $ (442,210)       $      ---         $ (15,876)        $(458,086)
                                                                ==========         =========          =========         =========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                  ------------------
                                                                                           June 27,                June 28,
                                                                                             1999                    1998
                                                                                          ----------              -----------
                                                                                                    (in thousands)
Operating activities:
 Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   (957)               $(19,581)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            24,895                  17,948
   Amortization of debt issuance fees . . . . . . . . . . . . . . . . . . . . . .             2,103                   1,559
   Accretion of Senior Discount Notes . . . . . . . . . . . . . . . . . . . . . .             5,916                   4,356
   Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                     675
   Write-off of license fees  . . . . . . . . . . . . . . . . . . . . . . . . . .                --                   1,436
   Equity income in earnings of joint venture . . . . . . . . . . . . . . . . . .               (60)                   (150)
   Foreign currency transaction loss  . . . . . . . . . . . . . . . . . . . . . .                17                      19
   Other non-cash recapitalization expense  . . . . . . . . . . . . . . . . . . .             1,018                   1,554
   Changes in operating assets and liabilities, net of acquisition of business:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (26,919)                (11,169)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,252)                  1,213
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . .                97                  (1,883)
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .             8,598                  (3,311)
                                                                                           --------                --------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . .            13,456                  (7,334)

Investing activities:
   Net purchases of property, plant, and equipment  . . . . . . . . . . . . . . .           (73,365)                (41,478)
   Acquisition of North American and Brazilian businesses . . . . . . . . . . . .            (1,800)                 (2,995)
   Loan to Affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,471)                     --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               145                    (879)
                                                                                           --------                --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .           (77,491)                (45,352)

Financing activities:
   Net proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .            66,029                 758,958
   Recapitalization debt repayments . . . . . . . . . . . . . . . . . . . . . . .                                 (264,410)
   Recapitalization owner note payments . . . . . . . . . . . . . . . . . . . . .                                   20,240
   Recapitalization cash distributions to owners  . . . . . . . . . . . . . . . .                                 (429,566)
   Other cash distributions to owners . . . . . . . . . . . . . . . . . . . . . .                                     (624)
   Debt issuance fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (8)                (34,239)
                                                                                           --------                --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .            66,021                  50,359
Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . . . . .            (1,346)                    197
                                                                                           --------                --------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .               640                  (2,130)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .             7,476                   7,218
                                                                                           --------                --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .          $  8,116                $  5,088
                                                                                           ========                ========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 27, 1999

1.  Basis of Presentation

     The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from audited financial statements. The condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 27, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

     In April 1999, the Group made an investment in PlasPET Florida, Ltd., a developer and blowmolder of PET custom plastic containers. The amount of the investment is not material to the Group's financial position.

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


2.  Recapitalization

     Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"),
(i) Holdings, (ii) the owners of the Group (the "Graham Partners") and (iii) BMP/Graham Holdings Corporation ("Investor LP"), a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P. (together with its affiliates, "Blackstone"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998.

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

         As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $8.4 million had been expensed as of June 27, 1999, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 9.

3.  Debt Arrangements

         On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of June 27, 1999). A commitment fee of.75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003.  The revolving loan facilities expire on January

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

         Interest paid during the six months ended June 27, 1999 and June 28, 1998 was $30.3 million and $11.3 million, respectively.

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

5.  Inventories
         Inventories consisted of the following:

                                                                  June 27,           December 31,
                                                                    1999                 1998
                                                                 ----------         -------------
                                                                         (in thousands)
Finished goods  . . . . . . . . . . . . . . . . . . . . .         $ 25,818             $ 23,497
Raw materials and parts . . . . . . . . . . . . . . . . .           15,152               17,750
                                                                  --------             --------
                                                                    40,970               41,247
Less LIFO allowance . . . . . . . . . . . . . . . . . . .               --                   --
                                                                  --------             --------
                                                                  $ 40,970             $ 41,247
                                                                  ========             ========



6.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                                  June 27,           December 31,
                                                                    1999                 1998
                                                                 ----------         --------------
                                                                         (in thousands)
Accounts payable  . . . . . . . . . . . . . . . . . . . .         $ 72,325             $ 77,485
Accrued employee compensation and benefits  . . . . . . .           19,238               19,983
Special charges and unusual items . . . . . . . . . . . .            4,451                7,744
Accrued interest  . . . . . . . . . . . . . . . . . . . .           19,494               16,736
Other . . . . . . . . . . . . . . . . . . . . . . . . . .           36,882               26,968
                                                                  --------             --------
                                                                  $152,390             $148,916
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


8.  Purchase of Certain Plants of Crown, Cork & Seal

         On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $42.2 million, net of liabilities assumed, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 27, 1998. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. Negotiations regarding the final purchase price are still ongoing which could result in a reduction of the purchase price which is not expected to be significant. Goodwill is being amortized over 20 years on the straight-line basis. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

         Current assets  . . . . . . . . . .       $   21,771
         Property, plant and equipment . . .           29,597
         Other assets  . . . . . . . . . . .            2,379
         Goodwill  . . . . . . . . . . . . .           16,230
                                                    ---------

         Total . . . . . . . . . . . . . . .           69,977
         Less liabilities assumed  . . . . .           27,820
                                                   ----------
         Net cost of acquisition . . . . . .       $   42,157
                                                   ==========

         The following table sets forth unaudited pro forma combined results of operations assuming that the acquisition had taken place on January 1, 1998.


                                                                                      Three Months Ended       Six Months Ended
                                                                                      ------------------      ------------------
                                                                                           June 28,                June 28,
                                                                                             1998                    1998
                                                                                      ------------------      ------------------
                                                                                                    (in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  164,674              $  316,302
Income (loss) before extraordinary item . . . . . . . . . . . . . . . . . . . . .              3,342                 (20,557)
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,342                 (21,232)

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

9.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three month and six month periods ended June 27, 1999 and June 28, 1998 were as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                                ---------------------------        -----------------------------
                                                                 June 27,          June 28,          June 27,          June 28,
                                                                   1999              1998              1999              1998
                                                                ---------         ---------         ----------       -----------
                                                                                         (in thousands)
Systems conversion                                                $  467            $  409            $  720           $   775
Recapitalization compensation                                        830             1,528             1,840            16,060
Restructuring of facilities                                          733                                 733
Aborted acquisition costs                                             --                --               (46)               --
                                                                  ------            ------            ------           -------
                                                                  $2,030            $1,937            $3,247           $16,835
                                                                  ======            ======            ======           =======

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

         Restructuring of facilities charges relate to the decision to
restructure a plant in Blyes, France.   In 1998, the Group incurred
$1,200,000 related to the legal liability of severing 51 employees at the Blyes plant. Additional restructuring charges, principally severance costs, of $733,000 were incurred during the second quarter of 1999 relative to the restructuring. The amount of the restructuring charges paid as of June 27, 1999 was $859,000.


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

11.  Condensed Operating Company Data

           Condensed financial data for the Operating Company as of June 27, 1999 and December 31, 1998 was as follows:

                                                                June 27,           December 31,
                                                                  1999                 1998
                                                             --------------       --------------
                                                                       (in thousands)
Current assets  . . . . . . . . . . . . . . . . . . . .         $179,394             $157,900
Noncurrent assets . . . . . . . . . . . . . . . . . . .          472,551              440,772
Total assets  . . . . . . . . . . . . . . . . . . . . .          651,945              598,672
Current liabilities . . . . . . . . . . . . . . . . . .          166,723              160,845
Noncurrent liabilities  . . . . . . . . . . . . . . . .          824,527              763,999
Partners' capital/owners' equity (deficit)  . . . . . .         (339,305)            (326,172)

         Condensed financial data for the Operating Company for the three month and six month periods ended June 27, 1999 and June 28, 1998 was as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                                ---------------------------         ----------------------------
                                                                 June 27,          June 28,          June 27,          June 28,
                                                                   1999              1998              1999              1998
                                                                ---------         ---------         ----------        ----------
                                                                                         (in thousands)
Sales                                                            $172,791          $145,053          $331,876          $279,471
Gross profit                                                       36,990            31,892            64,870            56,469
Income (loss) from continuing operations                            5,594             6,243             5,202           (13,371)
Net income (loss)                                                   5,594             6,243             5,202           (14,046)

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

12.  Comprehensive Income

           Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) for the three and six month periods ended June 27, 1999 and June 28, 1998 was as follows:

                                                                     Three Months Ended                   Six Months Ended
                                                               -----------------------------        ----------------------------
                                                                 June 27,          June 28,          June 27,          June 28,
                                                                   1999              1998              1999              1998
                                                                ----------       -----------        ----------        ----------
                                                                                         (in thousands)
Net income (loss)                                                $  2,447          $  3,441          $   (957)         $(19,581)
Foreign currency                                                   (2,670)             (332)          (19,353)           (1,031)
                                                                 --------          --------          --------          --------
Comprehensive income (loss)                                      $   (223)         $  3,109          $(20,310)         $(20,612)
                                                                 ========          ========          ========          ========

13.  Segment Information

           The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is managed in three operating segments: North America, which includes the United States and Canada; Europe and Latin America. Segment information for the three month and six month periods ended June 27, 1999 and June 28, 1998 was as follows (in thousands):


                                                                        North America      Europe      Latin America      Total
                                                                        -------------     --------     -------------     -------
Net sales                   Three Months Ended June 27, 1999             $    135,084    $   32,809    $   4,898      $   172,791
                            Three Months Ended June 28, 1998                  122,220        17,630        5,203          145,053

                            Six Months Ended June 27, 1999                    254,912        67,482        9,482          331,876
                            Six Months Ended June 28, 1998                    234,455        34,866       10,150          279,471

Income (loss) before        Three Months Ended June 27, 1999                   1,788            456          203            2,447
      extraordinary item    Three Months Ended June 28, 1998                   4,109           (810)         142            3,441

                            Six Months Ended June 27, 1999                      (783)          (397)         223             (957)
                            Six Months Ended June 28, 1998                   (15,906)        (2,766)        (234)         (18,906)

Net income (loss)           Three Months Ended June 27, 1999                   1,788            456          203            2,447
                            Three Months Ended June 28, 1998                   4,109           (810)         142            3,441

                            Six Months Ended June 27, 1999                      (783)          (397)         223             (957)
                            Six Months Ended June 28, 1998                   (16,581)        (2,766)        (234)         (19,581)


14.  New Accounting Pronouncements

         Effective January 1, 1999, the Group adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed For or Obtained For Internal Use". The adoption of this SOP had no significant impact on the Group's earnings or financial position.

         On January 1, 1999 the Group adopted SOP 98-5, "Reporting on the Cost of Start-Up Activities". The adoption of this SOP had no significant impact on the Group's earnings or financial position.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of

FASB Statement No. 133". This Standard defers the effective date of FASB Statement No. 133 ("SFAS No. 133") to all fiscal quarters and all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Group's earnings or financial position.


15.  Subsequent Event

         In July 1999, the Group formed Graham Packaging Argentina, S.A., and acquired Lidoplast, S.A., and Amerpack, S.A., leading plastic bottle and tube manufacturers in Argentina. The amount of the acquisitions is not material to the Company's financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations


         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

             All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, including the New Credit Agreement, competition in the Company's markets, including the impact of possible new technologies, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key employees and the material adverse effect that could result from the loss of their services, the Company's dependence on certain continuing relationships with Graham Engineering and other Graham Partners and affiliates thereof, risks associated with environmental regulation, risks associated with possible future acquisitions, risks associated with hedging transactions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including, with limitation, the Company's hot-fill PET plastic container business. See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1998. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

         Overview

             Unless the context otherwise requires, all references herein to the "Company", with respect to periods prior to the Recapitalization, refer to the business historically conducted by Holdings (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries.

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

             Based on industry data, the following table summarizes the average market prices per pound of PET and HDPE resins in North
         America:

                                  Three Months Ended                   Six Months Ended
                            -------------------------------      -----------------------------
                              June 27,           June 28,          June 27,         June 28,
                                1999               1998              1999             1998
                            -------------      ------------      ------------     ------------
PET                          $   0.50             $ 0.55            $ 0.50           $ 0.54
HDPE                             0.39               0.39              0.36             0.40

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


         Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and each such component expressed as a percentage of total net sales:

                                                     Three Months Ended                             Six Months Ended
                                              --------------------------------              --------------------------------
                                              June 27,               June 28,                June 27,               June 28,
                                                1999                   1998                    1999                   1998
                                             ---------               ---------              ---------               ---------
Automotive                               $ 52.8        30.5%    $ 50.5        34.8%     $ 98.3        29.6%    $  95.5       34.2%
Food & Beverage                            77.2        44.7       51.6        35.6       146.7        44.2        97.6       34.9
HC/PC                                      42.8        24.8       43.0        29.6        86.9        26.2        86.4       30.9
                                         ------       -----     ------       -----      ------       -----     -------      -----
Total Net Sales                          $172.8       100.0%    $145.1       100.0%     $331.9       100.0%    $ 279.5      100.0%
                                         ======       =====     ======       =====      ======       =====     =======      =====

                                                     Three Months Ended                             Six Months Ended
                                             ---------------------------------              --------------------------------
                                              June 27,               June 28,                June 27,               June 28,
                                                1999                   1998                    1999                   1998
                                              --------              -----------             ----------              ---------
North America                            $135.1        78.2%    $122.2        84.2%     $254.9        76.8%    $ 234.5       83.9%
Europe                                     32.8        19.0       17.7        12.2        67.5        20.3        34.9       12.5
Latin America                               4.9         2.8        5.2         3.6         9.5         2.9        10.1        3.6
                                         ------       -----     ------       -----      ------       -----     -------      ------
Total Net Sales                          $172.8       100.0%    $145.1       100.0%     $331.9       100.0%    $ 279.5      100.0%
                                         ======       =====     ======       =====      ======       =====     =======      =====

         Three Months Ended June 27, 1999 Compared to Three Months Ended June 28, 1998

         Net Sales.   Net sales for the three months ended June 27, 1999
         increased $27.7 million to $172.8 million from $145.1 million for the
         three months ended June 28, 1998.   The increase in sales was
         primarily due to a 24.3% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. On a geographic basis, sales for the three months ended June 27, 1999 in North America were up $12.9 million or 10.6% from the three months ended June 28, 1998. The North American sales increase included higher pounds sold of 14.5%. North American sales in the food and beverage business contributed $17.0 million to the increase, while sales in the automotive business and HC/PC business were $2.0 million and $2.1 million lower, respectively. Sales for the three months ended June 27, 1999 in Europe were up $15.1 million or 85.3% from the three months ended June 28, 1998, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 107.2% increase in pounds sold. Sales in Latin America for the three months ended June 27, 1999 were down $0.3 million from the three months ended June 28, 1998, primarily as a result of the devaluation of the Brazilian currency.

         Gross Profit. Gross profit for the three months ended June 27, 1999 increased $5.1 million to $37.0 million from $31.9 million for the three months ended June 28, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the three months ended June 27, 1999 increased $4.1 million in North America, $0.9 million in Europe and $0.1 million in Latin America when compared to the three months ended June 28, 1998.

         Selling, General & Administrative Expenses.   Selling, general and
         administrative expenses for the three months ended June 27, 1999 increased $2.6 million to $10.9 million from $8.3 million for the three months ended June 28, 1998. The increase in 1999 selling, general and administrative expenses is due to the inclusion of the Company's newly-acquired European subsidiaries and overall growth of the business, primarily in North America.

         Special Charges and Unusual Items.   Special charges and unusual
         items increased $0.1 million to $2.0 million for the three months ended June 27, 1999 from $1.9 million for the three months ended June 28, 1998. Special charges and unusual items in the three months ended June 27, 1999 included costs related to year 2000 system conversion of $0.5 million (see "--Information Systems Initiative" for a further discussion), Recapitalization compensation of $0.8 million and restructuring of facilities charges of $0.7 million. The special charges and unusual items in the three months ended June 28, 1998 included costs related to year 2000 system conversion of $0.4 million and Recapitalization compensation of $1.5 million.

         Interest Expense, Net.   Interest expense, net increased $3.1 million
         to $21.4 million (including $3.1 million of non-cash interest on the Senior Discount Notes) for the three months ended June 27, 1999 from $18.3 million for the three months ended June 28, 1998. The increase was primarily related to increased debt levels in 1999 compared to 1998.

         Other (Income) Expense.    Other (income) expense was $0.0 million
         for both the three months ended June 27, 1999 and the three months ended June 28, 1998.

         Net Income.   Primarily as a result of factors discussed above, net
         income for the three months ended June 27, 1999 was $2.4 million compared to net income of $3.4 million for the three months ended June 28, 1998.


         Six Months Ended June 27, 1999 Compared to Six Months Ended June 28,
         1998

         Net Sales.   Net sales for the six months ended June 27, 1999
         increased $52.4 million to $331.9 million from $279.5 million for the
         six months ended June 28, 1998.   The increase in sales was primarily
         due to a 24.6% increase in resin pounds sold and changes in product mix. These increases were partially offset by a net decrease in average resin prices. On a geographic basis, sales for the six months ended June 27, 1999 in North America were up $20.4 million or

         8.7% from the six months ended June 28, 1998. The North American sales increase included higher pounds sold of 14.5%. North American sales in the food and beverage business contributed $30.6 million to the increase, while sales in the automotive business and HC/PC business were $4.9 million and $5.3 million lower, respectively. Sales for the six months ended June 27, 1999 in Europe were up $32.6 million or 93.4% from the six months ended June 28, 1998, principally in the food & beverage and HC/PC businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 103.3% increase in pounds sold. Sales in Latin America for the six months ended June 27, 1999 were down $0.7 million from the six months ended June 28, 1998, primarily as a result of the devaluation of the Brazilian currency.

         Gross Profit. Gross profit for the six months ended June 27, 1999 increased $8.4 million to $64.9 million from $56.5 million for the six months ended June 28, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the six months ended June 27, 1999 increased $4.6 million in North America, $3.3 million in Europe and $0.5 million in Latin America when compared to the six months ended June 28, 1998.

         Selling, General & Administrative Expenses.   Selling, general and
         administrative expenses for the six months ended June 27, 1999 increased $4.6 million to $21.3 million from $16.7 million for the six months ended June 28, 1998. The increase in 1999 selling, general and administrative expenses is due to the inclusion of the Company's newly-acquired European subsidiaries and overall growth of the business, primarily in North America.

         Special Charges and Unusual Items.   Special charges and unusual
         items decreased $13.6 million to $3.2 million for the six months ended June 27, 1999 from $16.8 million for the six months ended June 28, 1998. Special charges and unusual items in the six months ended June 27, 1999 included costs related to year 2000 system conversion of $0.7 million (see "--Information Systems Initiative" for a further discussion), Recapitalization compensation of $1.8 million and restructuring of facilities charges of $0.7 million. The special charges and unusual items in the six months ended June 28, 1998 included costs related to year 2000 system conversion of $0.8 million and Recapitalization compensation of $16.0 million.

         Interest Expense, Net.   Interest expense, net increased $10.6
         million to $40.8 million (including $6.2 million of non-cash interest on the Senior Discount Notes) for the six months ended June 27, 1999 from $30.2 million for the six months ended June 28, 1998. The increase was primarily related to the increase in debt resulting from the Recapitalization and expenditures for investing activities.

         Other (Income) Expense.    Other (income) expense was ($0.1) million
         for the six months ended June 27, 1999 as compared to $0.1 million for the six months ended June 28, 1998. The higher income was due primarily to higher foreign exchange gains in the six months ended June 27, 1999 as compared to the six months ended June 28, 1998.

         Net Loss.   Primarily as a result of factors discussed above, net
         loss for the six months ended June 27, 1999 was $1.0 million compared to net loss of $19.6 million for the six months ended June 28, 1998.


         Effect of Changes in Exchange Rates

             In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a material effect on the financial results of the Company for the three months and six months ended June 27, 1999 and June 28, 1998.


         Information Systems Initiative

             The Company has assembled a team of professionals and consultants to ensure that any significant Year 2000 issues which might have a material impact on the Company's results of operations, liquidity or financial position are timely identified and any resulting remediation timely resolved.

             The Company has completed an evaluation and assessment to ensure that its information technology ("IT") systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software. As a result of this evaluation and assessment, the Company decided to replace substantially all of its core application systems, including its financial accounting systems, manufacturing operation systems and payroll and human resources systems. The Company has completed the testing, training and conversion of the core application systems in the Company's North American operations. The conversion in the Company's European operations is in process and is expected to be completed by the end of 1999. The conversion in the Company's Latin

         American operations is not expected to be completed until after 1999. For the Company's Latin American operations, and if for some unforeseen reason the Company is unable to complete the conversion of its IT systems for the European operations by the end of 1999, the existing software will be modified to allow for the uninterrupted business operations until such conversion can be completed.

             For the six months ended June 27, 1999 and June 28, 1998 the Company expensed $0.7 million and $0.8 million, respectively, associated with its information systems evaluation, assessment and implementation and expects to incur through the year 2000, approximately $12.6 million to purchase, test and install new software as well as incur internal staff costs, consulting fees and other expenses. As of June 27, 1999, $6.8 million of such costs has been capitalized.

             The Company has also commenced an evaluation and assessment to ensure that its non-IT systems, namely its major manufacturing equipment, are Year 2000 compliant. Substantially all vendors who supply the Company with equipment, materials or services have been sent letters asking their status on Year 2000 compliance. The Company has obtained representations from its primary equipment suppliers indicating that the related machinery is already Year 2000 compliant or Year 2000 compliance will be timely completed with vendor supplied upgrades. As of June 27, 1999, our testing has not identified any Year 2000 compliance problems with equipment that is critical to bottle manufacturing. All of the Company's personal computers and related software have been tested; any required upgrades will be completed by the end of the third quarter of 1999.

             Based on the extensive reviews completed to date, the Company is not aware of any conditions that will result in an interruption to production capacity. In addition, Management believes that all critical material suppliers are either year 2000 compliant or have plans that will achieve these goals by the end of 1999.

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

          Derivatives

             The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement. Although the incremental effect of these derivatives is an important component of the Company's interest rate management program, their incremental effect on interest expense for the three months and six months ended June 27, 1999 and June 28, 1998 was not material.

             The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. The deferred gains and losses on the instruments held at June 27, 1999 were not material.


         Liquidity and Capital Resources

             In the six month period ended June 27, 1999, the Company funded, through its various borrowing arrangements and operating activities, $77.5 million of investing activities, including $73.4 million of capital expenditures.

             On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness, and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million, of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes by the Operating Company and GPC Capital Corp. I and $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity) of Holdings and GPC Capital Corp. II. Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. On August 13, 1998 the Company amended its credit facility to provide for an additional Term Loan Borrowing of up to an additional $175 million which could be drawn in two installments (of which $175 million was drawn and outstanding as of June 27, 1999). At June 27, 1999, the Company's outstanding indebtedness was $946.5 million, and the unused portion of the New Credit Agreement was $225.5 million.

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

             Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $6.9 million to $39.2 million for the three months ended June 27, 1999 from $32.3 million for the three months ended June 28, 1998. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items increased $10.9 million to $68.5 million for the six months ended June 27, 1999 from $57.6 million for the six months ended June 28, 1998. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While earnings before interest, taxes, depreciation and amortization, special charges and unusual items and extraordinary items and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

             During the full year 1999, the Company expects to incur expenditures for investing activities, which include capital expenditures and acquisitions, of approximately $190 million. The Company's principal sources of cash to fund investing activities will be net cash provided by operating activities and borrowings under the New Credit Agreement.

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

             The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. The Company may make tax distributions to its partners to reimburse them for such tax obligations, if any. No such distributions have been made in 1999. The Company's foreign operations are subject to tax in their local jurisdictions.


         New Accounting Pronouncements

             In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This Standard defers the effective date of FASB Statement No. 133 ("SFAS No. 133") to all fiscal quarters and all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Company's earnings or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II      OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27                  Financial Data Schedule


         (b)   Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended June 27, 1999.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 10, 1999


                                  GRAHAM PACKAGING HOLDINGS COMPANY
                                  (Registrant)

                                  By:  BCP/Graham Holdings L.L.C.,
                                           its General Partner

                                  By:  /s/ John E. Hamilton
                                      -------------------------------
                                  John E. Hamilton
                                  Vice President, Finance and Administration
                                  (chief accounting officer and duly
                                  authorized officer)