Form 10-Q
period 1999-09-26
GRAHAM PACKAGING HOLDINGS CO
filed 1999-11-10
CIK 1061507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549-1004

                                FORM 10-Q

(Mark One)

     [  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 26, 1999

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

                    GRAHAM PACKAGING HOLDINGS COMPANY

                                  INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                   Page Number


Item 1:    Condensed Financial Statements:

           CONDENSED BALANCE SHEETS -

                At September 26, 1999 and December 31, 1998  . . . . . . .   3

           CONDENSED STATEMENTS OF OPERATIONS - For the Three Months

                and Nine Months Ended September 26, 1999 and September 27,

                1998   . . . . . . . . . . . . . . . . . . . . . . . . . .   4

           CONDENSED STATEMENTS OF PARTNERS' CAPITAL/

                OWNERS' EQUITY (DEFICIT) - For the Year Ended December 31,

                1998 and Nine Months Ended September 26, 1999   . . . . .    5

           CONDENSED STATEMENTS OF CASH FLOWS - For the

                Nine Months Ended September 26, 1999 and September 27,

                1998   . . . . . . . . . . . . . . . . . . . . . . . . . .   6

           NOTES TO CONDENSED FINANCIAL STATEMENTS . . . . . . . . . . . .   8


Item 2:    Management's Discussion and Analysis of Financial

           Condition and Results of Operations . . . . . . . . . . . . . .   28


Item 3:    Quantitative and Qualitative Disclosures About Market Risk  . .   39


                      PART II.  OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   40


Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                    GRAHAM PACKAGING HOLDINGS COMPANY

                         CONDENSED BALANCE SHEETS


                                                                       September 26,                    December 31,
                                                                            1999                            1998
                                                                ---------------------------     ---------------------------
                                                                       (Unaudited)
                                                                                        (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . .             $  8,349                        $  7,476
 Accounts receivable, net   . . . . . . . . . . . . . . . . .              121,188                          87,618
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . .               51,747                          41,247
 Prepaid expenses and other current assets                                  14,712                          14,587
                                                                          --------                        --------
Total current assets  . . . . . . . . . . . . . . . . . . . .              195,996                         150,928
Property, plant, and equipment, net . . . . . . . . . . . . .              460,023                         386,692
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .               59,415                          59,127
                                                                          --------                        --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . .             $715,434                        $596,747
                                                                          ========                        ========

LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses  . . . . . . . . . . .             $155,903                        $148,916
 Current portion of long-term debt  . . . . . . . . . . . . .               18,849                          11,929
                                                                          --------                        --------
Total current liabilities . . . . . . . . . . . . . . . . . .              174,752                         160,845
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .              987,557                         863,468
Other non-current liabilities . . . . . . . . . . . . . . . .                7,372                          11,228
Minority interest . . . . . . . . . . . . . . . . . . . . . .                1,131                              --
Commitments and contingencies . . . . . . . . . . . . . . . .                   --                              --
Partners' capital/owners' equity (deficit):
Partners'/owners' capital (deficit) . . . . . . . . . . . . .             (438,974)                       (442,271)
Notes receivable for ownership interests  . . . . . . . . . .                   --                              --
Accumulated other comprehensive income  . . . . . . . . . . .              (16,404)                          3,477
                                                                          --------                        --------
Total partners' capital/owners' equity (deficit)  . . . . . .             (455,378)                       (438,794)
                                                                          --------                        --------
Total liabilities and partners' capital/owners' equity
 (deficit)  . . . . . . . . . . . . . . . . . . . . . . . . .             $715,434                        $596,747
                                                                          ========                        ========


                         See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY

                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                            Three Months Ended                      Nine Months Ended
                                                    September 26,        September 27,       September 26,      September 27,
                                                        1999                  1998                1999              1998
                                                  -----------------    ------------------   ----------------   ---------------
                                                                       (as adjusted,                            (as adjusted,
                                                                           Note 5)                                  Note 5)
                                                                       ------------------                      ---------------
                                                                                  (in thousands)
Net sales . . . . . . . . . . . . . . . . . . .       $181,717              $150,095            $513,593          $429,566
Cost of goods sold  . . . . . . . . . . . . . .        143,132               121,387             410,138           344,389
                                                      --------              --------            --------          --------
                                                        38,585                28,708             103,455            85,177
Selling, general, and administrative expenses .         11,934                 9,011              33,260            25,715
Special charges and unusual items . . . . . . .            625                 2,483               3,872            19,318
                                                      --------              --------            --------          --------
Operating income  . . . . . . . . . . . . . . .         26,026                17,214              66,323            40,144
Recapitalization expenses . . . . . . . . . . .             --                    --                  --            11,496
Interest expense, net . . . . . . . . . . . . .         22,968                19,359              63,768            49,560
Other (income) expense  . . . . . . . . . . . .            (82)                 (355)               (164)            (224)
Minority interest . . . . . . . . . . . . . . .            (32)                   --                 (32)               --
                                                      --------              --------            --------          --------
Income (loss) before income taxes and
 extraordinary item   . . . . . . . . . . . . .          3,172                (1,790)              2,751           (20,688)
Income tax provision  . . . . . . . . . . . . .            360                   474                 896               482
                                                      --------              --------            --------          --------
Income (loss) before extraordinary item . . . .          2,812                (2,264)              1,855           (21,170)
Extraordinary loss from early
 extinguishment of debt   . . . . . . . . . . .             --                    --                  --               675
                                                      --------              --------            --------          --------
Net income (loss) . . . . . . . . . . . . . . .       $  2,812              $ (2,264)           $  1,855          $(21,845)
                                                      ========              ========            ========          ========



                         See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY

    CONDENSED STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                               (Unaudited)



                                                                                 Notes
                                                              Partners'       Receivable       Accumulated
                                                               Capital            For             Other
                                                               Owners'         Ownership      Comprehensive
                                                               Equity          Interests          Income            Total
                                                           --------------   --------------    --------------   --------------
                                                                                     (in thousands)


Balance at January 1, 1998, as previously reported  . .       $  20,383        $ (20,240)       $     194        $     337
                                                                                                                 ---------
 Add adjustment for the cumulative effect of applying
   retroactively the change in the accounting method
for valuing inventory from LIFO to FIFO (Note 5) . .           1,969               --               --               1,969
                                                             ----------       ----------       ----------        ---------

Balance at January 1, 1998, as adjusted                          22,352          (20,240)             194            2,306
                                                                                                                 ---------
 Net loss for the year, as adjusted   . . . . . . . . .         (28,031)              --               --          (28,031)

 Cumulative translation adjustment  . . . . . . . . . .              --               --            3,283            3,283
                                                                                                                 ---------
 Comprehensive income   . . . . . . . . . . . . . . . .                                                            (24,748)
                                                                                                                 ---------
 Cash distributions to owners   . . . . . . . . . . . .          (6,852)              --               --           (6,852)
 Recapitalization   . . . . . . . . . . . . . . . . . .        (429,740)          20,240               --         (409,500)
                                                              ---------        ----------       ---------        ---------
Balance at December 31, 1998  . . . . . . . . . . . . .        (442,271)              --            3,477         (438,794)
                                                                                                                 ---------
 Net income for the period  . . . . . . . . . . . . . .           1,855               --               --            1,855
 Cumulative translation adjustment  . . . . . . . . . .              --               --          (19,881)         (19,881)
                                                                                                                 ---------
 Comprehensive income   . . . . . . . . . . . . . . . .                                                            (18,026)
                                                                                                                 ---------
  Recapitalization   . . . . . . . . . . . . . . . . . .          1,442               --               --            1,442
                                                             ----------       ----------       ----------        ---------
Balance at September 26, 1999 . . . . . . . . . . . . .       $(438,974)       $      --        $ (16,404)      $ (455,378)
                                                             ==========       -=========       ==========        =========





                         See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY

                    CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                                               Nine Months Ended
                                                                                     September 26,           September 27,
                                                                                         1999                    1998
                                                                                                             (as adjusted,
                                                                                                                Note 5)
                                                                                 ---------------------   ---------------------
                                                                                                (in thousands)
Operating activities:
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,855                $(21,845)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .            39,217                  28,097
   Amortization of debt issuance fees . . . . . . . . . . . . . . . . . . . .             3,198                   2,628
   Accretion of Senior Discount Notes . . . . . . . . . . . . . . . . . . . .             9,036                   7,053
   Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                     675
   Write-off of license fees  . . . . . . . . . . . . . . . . . . . . . . . .                --                   1,436
   Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (32)                     --
   Equity income in earnings of joint venture . . . . . . . . . . . . . . . .              (135)                   (350)
   Foreign currency transaction loss  . . . . . . . . . . . . . . . . . . . .                19                     (51)
   Other non-cash recapitalization expense  . . . . . . . . . . . . . . . . .             1,442                   2,487
   Changes in operating assets and liabilities, net of acquisition of business:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .           (36,943)                 (8,089)
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (11,014)                 (1,037)
    Prepaid expenses and other current assets   . . . . . . . . . . . . . . .               (39)                 (6,027)
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . .             8,237                  (2,679)
                                                                                       --------                --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . .            14,841                   2,298
Investing activities:
    Net purchases of property, plant, and equipment   . . . . . . . . . . . .          (118,537)                (79,284)
    Acquisitions of/Investments in businesses   . . . . . . . . . . . . . . .           (11,531)                (46,240)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (278)                 (1,485)
                                                                                       --------                --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .          (130,346)               (127,009)
Financing activities:
    Net proceeds from issuance of long-term debt  . . . . . . . . . . . . . .           117,927                 835,828
    Recapitalization debt repayments  . . . . . . . . . . . . . . . . . . . .                --                (264,410)
    Recapitalization owner note payments  . . . . . . . . . . . . . . . . . .                --                  20,240
    Recapitalization cash distributions to owners   . . . . . . . . . . . . .                --                (429,566)
    Other cash distributions to owners  . . . . . . . . . . . . . . . . . . .                --                    (624)
    Debt issuance fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .               (87)                (38,311)
                                                                                       --------                --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .           117,840                 123,157
Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . . .            (1,462)                   (335)
                                                                                       --------                --------


Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .               873                  (1,889)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .             7,476                   7,218
                                                                                       --------                --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .          $  8,349                $  5,329
                                                                                       ========                ========

                                                    See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)




1.  Basis of Presentation


     The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from audited financial statements. The condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 26, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.



     The financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Graham Packaging Group (as defined). Prior to February 2, 1998, these operations of the Graham Packaging Group were under common control by virtue of ownership by the Donald C. Graham family. In addition, the consolidated financial statements of the Group include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the New Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the New Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Group include the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastic, Ambalaj A.S.; and Graham Packaging Deutschland Gmbh as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the consolidated financial statements of the Group include the operations of Graham Packaging Argentina S.A. as a result of the acquisition of selected companies in Argentina. Since July 6, 1999 the consolidated financial statements of the Group include the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. (Refer to Note 8 for a discussion of each of these investments.) These entities and assets are referred to collectively as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see
Note 2), the financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.


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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)




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



         As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $9.0 million had been expensed as of September 26, 1999, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years. See Note 9.




3.  Debt Arrangements


         On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of September 26, 1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency
market) plus a margin ranging from 0.625% to 3.00%.   A commitment fee
ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.


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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



         Interest paid during the nine months ended September 26, 1999 and September 27, 1998 was $52.5 million and $32.7 million, respectively.



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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)






5.  Inventories


         Inventories consisted of the following:




                                        September 26,       December 31,
                                            1999                1998
                                      ----------------    ----------------
                                                 (in thousands)

Finished goods  . . . . . . . . . .        $34,002             $23,497
Raw materials and parts . . . . . .         17,745              17,750
                                           -------             -------
                                            51,747              41,247
                                           =======             =======


         Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the LIFO method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for both the three months and nine months ended September 27, 1998 by approximately $1.0 million.

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


6.  Accounts Payable and Accrued Expenses


         Accounts payable and accrued expenses included the following:





                                              September 26,       December 31,
                                                  1999                1998
                                            ----------------    -------------
                                                       (in thousands)

Accounts payable  . . . . . . . . . . . .       $ 75,896            $ 77,485
Accrued employee compensation and
benefits  . . . . . . . . . . . . . . . .         18,880              19,983
Special charges and unusual items . . . .          3,551               7,744
Accrued interest  . . . . . . . . . . . .         16,396              16,736
Other . . . . . . . . . . . . . . . . . .         41,180              26,968
                                                --------            --------
                                                $155,903            $148,916
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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)




8.  Acquisitions


Purchase of Certain Plants of Crown, Cork & Seal



         On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $41.6 million, net of liabilities assumed. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 27, 1998. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


Current assets  . . . . . . . . . . . . .         $ 21,771
Property, plant and equipment . . . . . .           29,597
Other assets  . . . . . . . . . . . . . .            2,379
Goodwill  . . . . . . . . . . . . . . . .           15,701
                                               -----------


Total . . . . . . . . . . . . . . . . . .           69,448
Less liabilities assumed  . . . . . . . .           27,820
                                               -----------


Net cost of acquisition . . . . . . . . .       $   41,628
                                                ==========

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



Purchase of Graham Packaging Argentina S.A.


         On July 1, 1999 the Company acquired selected companies located in Argentina for a total purchase price (including acquisition-related costs) of $8.5 million, net of liabilities assumed, subject to certain contingent consideration. The contingent consideration will be calculated utilizing a predetermined formula based on the entities' performance during a multi-year period ending December 31, 2000. If and when such contingency is satisfied, additional goodwill will be recorded. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 1, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values, subject to a final determination of the value of assets acquired. Goodwill is being amortized over 20 years on the straight-line basis. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):



Current assets  . . . . . . . . . . . . .          $ 2,900
Property, plant and equipment . . . . . .            5,130
Goodwill  . . . . . . . . . . . . . .                5,884
                                                 ---------

Total . . . . . . . . . . . . . . . . . .           13,914
Less liabilities assumed  . . . . . . . .            5,416
                                                ----------

Net cost of acquisition . . . . . . . . .        $   8,498
                                                 =========

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)







Investment in Limited Partnership of PlasPET Florida, Ltd.



         On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.4 million, net of liabilities assumed, subject to certain contingent consideration. The contingent consideration will be calculated utilizing a predetermined formula based on the entity's performance during the 12 month period ending February 28, 2000. If and when such contingency is satisfied, additional goodwill will be recorded. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 6, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values, subject to a final determination of the value of assets acquired. Goodwill is being amortized over 20 years on the straight-line basis. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows
(in thousands):


Current assets  . . . . . . . . . . . . .            $ 367
Property, plant and equipment . . . . . .            4,843
Other assets  . . . . . . . . . . . . . .              130
Goodwill  . . . . . . . . . . . . . . . .            2,941
                                                ----------


Total . . . . . . . . . . . . . . . . . .            8,281
Less liabilities assumed  . . . . . . . .            6,889
                                                ----------


Net cost of acquisition . . . . . . . . .        $   1,392
                                                 =========

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



         The following table sets forth unaudited pro forma combined results of operations assuming that the acquisitions had taken place on January 1, 1998.



                                                           Three Months Ended                      Nine Months Ended
                                                  ------------------------------------   ------------------------------------
                                                    September 26,      September 27,       September 26,       September 27,
                                                        1999                1998                1999               1998
                                                  ----------------    ----------------    ----------------   ----------------
                                                                                 (in thousands)
Net sales . . . . . . . . . . . . . . . . . . .       $181,717            $159,416            $519,309        $483,707
Income (loss) before extraordinary item . . . .          2,812              (3,085)                555         (22,957)
Net income (loss) . . . . . . . . . . . . . . .          2,812              (3,085)                555         (23,632)




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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)






9.  Special Charges and Unusual Items


         The special charges and unusual items recorded in the three month and nine month periods ended September 26, 1999 and September 27, 1998 were as follows:




                                                           Three Months Ended                      Nine Months Ended
                                                  ------------------------------------   ------------------------------------
                                                    September 26,      September 27,       September 26,       September 27,
                                                        1999                1998                1999               1998
                                                  ----------------    ----------------    ----------------   ----------------
                                                                                 (in thousands)
Systems conversion  . . . . . . . . . . . . . .       $     44            $    292            $    764           $  1,067
Recapitalization compensation . . . . . . . . .            581               2,191               2,421             18,251
Restructuring of facilities . . . . . . . . . .             --                  --                 733                 --
Aborted acquisition costs . . . . . . . . . . .             --                  --                 (46)                --
                                                      --------            --------            --------           --------
                                                      $    625            $  2,483            $  3,872           $ 19,318
                                                      ========            ========            ========           ========


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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



         Restructuring of facilities charges relate to the decision to restructure a plant in Blyes, France. In 1998, the Group incurred $1,200,000 related to the legal liability of severing 51 employees at the Blyes plant. Additional restructuring charges, principally severance costs, of $733,000 were incurred during the second quarter of 1999 relative to this restructuring. The amount of the restructuring charges paid as of September 26, 1999 was $1,181,000.




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

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)



11.  Condensed Operating Company Data


         Condensed financial data for the Operating Company as of September 26, 1999 and December 31, 1998 was as follows:



                                                               September 26,       December 31,
                                                                    1999               1998
                                                              ----------------   ----------------
                                                                        (in thousands)
Current assets  . . . . . . . . . . . . . . . . . . . . .         $202,969           $157,900
Noncurrent assets . . . . . . . . . . . . . . . . . . . .          514,758            440,772
Total assets  . . . . . . . . . . . . . . . . . . . . . .          717,727            598,672
Current liabilities . . . . . . . . . . . . . . . . . . .          174,752            160,845
Noncurrent liabilities  . . . . . . . . . . . . . . . . .          876,326            763,999
Partners' capital/owners' equity (deficit)  . . . . . . .         (333,351)          (326,172)


         Condensed financial data for the Operating Company for the three month and nine month periods ended September 26, 1999 and September 27, 1998 (as adjusted, Note 5) was as follows:


                                                           Three Months Ended                      Nine Months Ended
                                                  ------------------------------------   ------------------------------------
                                                    September 26,      September 27,       September 26,       September 27,
                                                        1999                1998                1999               1998
                                                  ----------------    ----------------    ----------------   ----------------
                                                                                 (in thousands)
Sales . . . . . . . . . . . . . . . . . . . . .       $181,717            $150,095            $513,593           $429,566
Gross profit  . . . . . . . . . . . . . . . . .         38,585              28,708             103,455             85,177
Income (loss) from continuing operations  . . .          6,058                 549              11,260            (12,822)
Net income (loss) . . . . . . . . . . . . . . .          6,058                 549              11,260            (13,497)



         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


12.  Comprehensive Income


         Effective January 1, 1998, the Group adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income". Comprehensive income (loss) for the three and nine month periods ended September 26, 1999 and September 27, 1998 (as adjusted, Note 5) was as follows:



                                                           Three Months Ended                      Nine Months Ended
                                                  ------------------------------------   ------------------------------------
                                                    September 26,      September 27,       September 26,       September 27,
                                                        1999                1998                1999               1998
                                                  ----------------    ----------------    ----------------   ----------------
                                                                                 (in thousands)
Net income (loss) . . . . . . . . . . . . . . .       $  2,812            $ (2,264)           $  1,855           $(21,845)
Foreign currency  . . . . . . . . . . . . . . .           (528)              4,808             (19,881)             3,777
                                                      --------            --------            --------           --------
Comprehensive income (loss) . . . . . . . . . .       $  2,284            $  2,544            $(18,026)          $(18,068)
                                                      ========            ========            ========           ========

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)




13. Segment Information


         The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is managed in three operating segments: North America, which includes the United States and Canada; Europe and Latin America. Segment information for the three month and nine month periods ended September 26, 1999 and September 27, 1998 (as adjusted, Note 5) was as follows (in thousands):





                                                                      North                           Latin
                                                                     America          Europe         America         Total
                                                                     -------         --------       --------       --------
Net sales              Three Months Ended September 26, 1999         $141,453        $ 32,875       $  7,389       $181,717
                       Three Months Ended September 27, 1998          114,695          29,151          6,249        150,095

                       Nine Months Ended September 26, 1999           396,365         100,357         16,871        513,593
                       Nine Months Ended September 27, 1998           349,150          64,017         16,399        429,566

Income (loss) before
 extraordinary item    Three Months Ended September 26, 1999            3,672          (1,161)           301          2,812
                       Three Months Ended September 27, 1998           (1,479)         (1,183)           398         (2,264)

                       Nine Months Ended September 26, 1999             2,889          (1,558)           524          1,855
                       Nine Months Ended September 27, 1998           (17,385)         (3,949)           164        (21,170)

Net income (loss)      Three Months Ended September 26, 1999            3,672          (1,161)           301          2,812
                       Three Months Ended September 27, 1998           (1,479)         (1,183)           398         (2,264)

                       Nine Months Ended September 26, 1999             2,889          (1,558)           524          1,855
                       Nine Months Ended September 27, 1998           (18,060)         (3,949)           164        (21,845)

                    GRAHAM PACKAGING HOLDINGS COMPANY

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


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


         Management believes that there are major synergistic acquisition, joint venture and other opportunities across the Company's businesses. In this regard, the Company acquired certain assets and liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, 80% of which was acquired on April 30, 1997 and the remaining 20% on February 17, 1998. On July 27, 1998, the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey. On April 26, 1999, the Company made an investment in PlasPET Florida, Ltd., a developer and blowmolder of PET custom plastic containers. Most recently, on July 1, 1999, the Company acquired Lidoplast, S.A. and Amerpack, S.A., leading plastic bottle and tube manufacturers in Argentina.

         Based on industry data, the following table summarizes the average market prices per pound of PET and HDPE resins in North America:


                                    Three Months Ended                       Nine Months Ended
                         ----------------------------------------    ----------------------------------

                               September  26,        September 27,  September 26,     September  27,
                                    1999                 1998            1999              1998
                         -------------------------   ------------    ------------   ------------------

PET . . . . . . . . .              $0.58                 $0.54          $0.53              $0.54
HDPE  . . . . . . . .               0.45                  0.36           0.39               0.39


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


Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and each such component expressed as a percentage of total net sales:


                                                  Three Months Ended                            Nine Months Ended
                                          September 26,         September 27,          September 26,         September 27,
                                              1999                   1998                  1999                   1998
                                       -------------------   -------------------    -------------------   -------------------
Automotive  . . . . . . . . . . . .    $ 54.1       29.8%     $ 47.5       31.7%     $152.4      29.7%     $143.0      33.3%
Food & Beverage . . . . . . . . . .      82.9       45.6        59.8       39.8       229.6      44.7       157.4      36.6
HC/PC . . . . . . . . . . . . . . .      44.7       24.6        42.8       28.5       131.6      25.6       129.2      30.1
                                       ------      -----      ------      -----      ------     -----      ------      ----
Total Net Sales . . . . . . . . . .    $181.7      100.0%     $150.1      100.0%     $513.6     100.0%     $429.6      100.0%
                                       ======      =====      ======      =====      ======     =====      ======      =====

                                                  Three Months Ended                            Nine Months Ended
                                          September 26,         September 27,          September 26,         September 27,
                                              1999                   1998                  1999                   1998
                                       -------------------   -------------------    -------------------   -------------------

North America . . . . . . . . . . .    $141.4       77.8%     $114.7       76.4%     $396.3      77.2%     $349.2      81.3%
Europe  . . . . . . . . . . . . . .      32.9       18.1        29.1       19.4       100.4      19.5        64.0      14.9
Latin America . . . . . . . . . . .       7.4        4.1         6.3        4.2        16.9       3.3        16.4       3.8
                                       ------      -----      ------      -----      ------     -----      ------      ----
Total Net Sales . . . . . . . . . .    $181.7      100.0%     $150.1      100.0%     $513.6     100.0%     $429.6      100.0%
                                       ======      =====      ======      =====      ======     =====      ======      =====


Change in Accounting Method

         Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the LIFO method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for both the three months and nine months ended September 27, 1998 by approximately $1.0 million.


Three Months Ended September 26, 1999 Compared to Three Months Ended September 27, 1998

Net Sales.   Net sales for the three months ended September 26, 1999
increased $31.6 million to $181.7 million from $150.1 million for the
three months ended September 27, 1998.   The increase in sales was
primarily due to a 22.1% increase in resin pounds sold. On a geographic basis, sales for the three months ended September 26, 1999 in North America were up $26.7 million or 23.3% from the three months ended September 27, 1998. The North American sales increase included higher pounds sold of 18.1%. North American sales in the automotive business, the food and beverage business and the HC/PC business contributed $4.6 million, $18.7 million and $3.4 million, respectively, to the increase. Sales for the three months ended September 26, 1999 in Europe were up $3.8 million or 13.1% from the three months ended September 27, 1998, principally in the automotive and food & beverage businesses, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 35.3% increase in pounds sold. Sales in Latin America for the three months ended September 26, 1999 were up $1.1 million or 17.5% from the three months ended September 27, 1998, primarily due to the inclusion of the Company's newly-acquired Latin American subsidiaries.

Gross Profit. Gross profit for the three months ended September 26, 1999 increased $9.9 million to $38.6 million from $28.7 million for the three months ended September 27, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the three months ended September 26, 1999 increased $8.8 million in North America and $1.1 million in Europe when compared to the three months ended September 27, 1998.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended September 26, 1999 increased $2.9 million to $11.9 million from $9.0 million for the three months ended September 27, 1998. The increase in 1999 selling, general and administrative expenses is due to the inclusion of the Company's newly-acquired European and Latin American subsidiaries and overall growth of the business, primarily in North America.

Special Charges and Unusual Items.   Special charges and unusual items
decreased $1.9 million to $0.6 million for the three months ended September 26, 1999 from $2.5 million for the three months ended September 27, 1998. Special charges and unusual items in the three months ended September 26, 1999 included costs related to Recapitalization compensation of $0.6 million. The special charges and unusual items in the three months ended September 27, 1998 included costs related to year 2000 system conversion of $0.3 million (see "--Information Systems Initiative" for a further discussion) and Recapitalization compensation of $2.2 million.

Interest Expense, Net. Interest expense, net increased $3.6 million to $23.0 million (including $3.1 million of non-cash interest on the Senior Discount Notes) for the three months ended September 26, 1999 from $19.4 million for the three months ended September 27, 1998. The increase was primarily related to increased debt levels in 1999 compared to 1998.

Other (Income) Expense. Other (income) expense was ($0.1) million for the three months ended September 26, 1999 as compared to ($0.4) million for the three months ended September 27, 1998. The lower income was due primarily to lower equity income and lower foreign exchange gains in the three months ended September 26, 1999 as compared to the three months ended September 27, 1998.

Net Income (Loss).   Primarily as a result of factors discussed above,
net income for the three months ended September 26, 1999 was $2.8 million compared to net loss of $2.3 million for the three months ended September 27, 1998.

Nine Months Ended September 26, 1999 Compared to Nine Months Ended September 27, 1998

Net Sales.   Net sales for the nine months ended September 26, 1999
increased $84.0 million to $513.6 million from $429.6 million for the
nine months ended September 27, 1998.   The increase in sales was
primarily due to a 23.7% increase in resin pounds sold and changes in product mix. On a geographic basis, sales for the nine months ended September 26, 1999 in North America were up $47.1 million or 13.5% from the nine months ended September 27, 1998. The North American sales increase included higher pounds sold of 15.7%. North American sales in the food and beverage business contributed $49.4 million to the increase, while sales in the automotive business and HC/PC business were $0.4 million and $1.9 million lower, respectively. Sales for the nine months ended September 26, 1999 in Europe were up $36.4 million or 56.8% from the nine months ended September 27, 1998, principally in the food & beverage business, primarily due to the inclusion of the Company's newly-acquired European subsidiaries. Overall, European sales reflected a 73.2% increase in pounds sold. Sales in Latin America for the nine months ended September 26, 1999 were up $0.5 million from the nine months ended September 27, 1998.

Gross Profit. Gross profit for the nine months ended September 26, 1999 increased $18.3 million to $103.5 million from $85.2 million for the nine months ended September 27, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the nine months ended September 26, 1999 increased $13.5 million in North America, $4.4 million in Europe and $0.4 million in Latin America when compared to the nine months ended September 27, 1998.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the nine months ended September 26, 1999 increased $7.6 million to $33.3 million from $25.7 million for the nine months ended September 27, 1998. The increase in 1999 selling, general and administrative expenses is due to the inclusion of the Company's newly-acquired European and Latin American subsidiaries and overall growth of the business, primarily in North America.

Special Charges and Unusual Items.   Special charges and unusual items
decreased $15.4 million to $3.9 million for the nine months ended September 26, 1999 from $19.3 million for the nine months ended September 27, 1998. Special charges and unusual items in the nine months ended September 26, 1999 included costs related to year 2000 system conversion of $0.8 million (see "--Information Systems Initiative" for a further discussion), Recapitalization compensation of $2.4 million and restructuring of facilities charges of $0.7 million. The special charges and unusual items in the nine months ended September 27, 1998 included costs related to year 2000 system conversion of $1.1 million and Recapitalization compensation of $18.2 million.

Interest Expense, Net.   Interest expense, net increased $14.2 million to
$63.8 million (including $9.0 million of non-cash interest on the Senior Discount Notes) for the nine months ended September 26, 1999 from $49.6 million for the nine months ended September 27, 1998. The increase was primarily related to the increase in debt resulting from the Recapitalization and expenditures for investing activities.

Other (Income) Expense. Other (income) expense was ($0.2) million for both the nine months ended September 26, 1999 and the nine months ended September 27, 1998.

Net Income (Loss).   Primarily as a result of factors discussed above,
net income for the nine months ended September 26, 1999 was $1.9 million compared to net loss of $21.8 million for the nine months ended September 27, 1998.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations did not have a significant effect on the financial results of the Company for the three months and nine months ended September 26, 1999 and September 27, 1998.


Information Systems Initiative

         The Company has assembled a team of professionals and consultants to ensure that any significant Year 2000 issues which might have a material impact on the Company's results of operations, liquidity or financial position are timely identified and any resulting remediation timely resolved.

         The Company has completed an evaluation and assessment to ensure that its information technology ("IT") systems and related hardware will be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software. As a result of this evaluation and assessment, the Company decided to replace substantially all of its core application systems, including its financial accounting systems, manufacturing operation systems and payroll and human resources systems. The Company has completed the testing, training and conversion of the core application systems in the Company's
North American operations. The conversion in the majority of the Company's European operations is in process and is expected to be completed by the end of 1999. The conversion in the Company's Latin American and Italian operations is not expected to be completed until after 1999. For the Company's Latin American and Italian operations, and if for some unforeseen reason the Company is unable to complete the conversion of its IT systems for the other European operations by the end of 1999, the Company will utilize manual systems while the existing software is modified to allow for the uninterrupted business operations until such conversion can be completed.

         For the nine months ended September 26, 1999 and September 27, 1998 the Company expensed $0.8 million and $1.1 million, respectively, associated with its information systems evaluation, assessment and implementation and expects to incur through the year 2000, approximately $12.6 million to purchase, test and install new software as well as incur internal staff costs, consulting fees and other expenses. As of September 26, 1999, $7.0 million of such costs has been capitalized.

         The Company has also commenced an evaluation and assessment to ensure that its non-IT systems, namely its major manufacturing equipment, are Year 2000 compliant. Substantially all vendors who supply the Company with equipment, materials or services have been sent letters asking their status on Year 2000 compliance. The Company has obtained representations from its primary equipment suppliers indicating that the related machinery is already Year 2000 compliant or Year 2000 compliance will be timely completed with vendor supplied upgrades. As of September 26, 1999, our testing has not identified any Year 2000 compliance problems with equipment that is critical to bottle manufacturing. Furthermore, substantially all of the Company's personal computers and related software that are critical to its operations have been tested, and any required upgrades are now complete.

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


 Derivatives

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement. Although the incremental effect of these derivatives is an important component of the Company's interest rate management program, their incremental effect on interest expense for the three months and nine months ended September 26, 1999 and September 27, 1998 was not material.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. The deferred gains and losses on the instruments held at September 26, 1999 were not material.


Liquidity and Capital Resources

         In the nine month period ended September 26, 1999, the Company funded, through its various borrowing arrangements and operating activities, $130.3 million of investing activities, including $118.5 million of capital expenditures and $11.5 million of investments.

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization, requiring the repayment of $264.9 million of existing indebtedness, and entered into the New Credit Agreement. The New Credit Agreement consisted of three term loans totaling $395 million and two revolving loans totaling $255 million, of which $8.5 million was initially borrowed. The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes by the Operating Company and GPC
Capital Corp. I  and $100.6 million gross proceeds of Senior Discount
Notes Due 2009 ($169 million aggregate principal amount at maturity) of Holdings and GPC Capital Corp. II. Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. On August 13, 1998 the Company amended its credit facility to provide for an additional Term Loan Borrowing of up to an additional $175 million which could be drawn in two installments (of which $175 million was drawn and outstanding as of September 26, 1999).
At September 26, 1999, the Company's outstanding indebtedness was
$1,006.4 million, and the unused portion of the New Credit Agreement was $173.0 million. The $173.0 million unused portion of the New Credit Agreement includes $100.0 million for Growth Capital Revolving Loans which, if utilized, would generate a dollar-for-dollar capital contribution from Blackstone up to $100.0 million.

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

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses and special charges and unusual items ("Adjusted EBITDA") increased $10.9 million to $41.2 million for the three months ended September 26, 1999 from $30.3 million for the three months ended September 27, 1998. Adjusted EBITDA increased $22.0 million to $110.1 million for the nine months ended September 26, 1999 from $88.1 million for the nine months ended September 27, 1998. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

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

PART II      OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit 18     Letter re Change in Accounting Principles

         Exhibit 27     Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the quarter ended September 26, 1999.

                                SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:       November 9, 1999



                                  GRAHAM PACKAGING HOLDINGS COMPANY

                                  (Registrant)


                                  By:  BCP/Graham Holdings L.L.C.,
                                           its General Partner






                                  By: /s/ John E. Hamilton
                                      --------------------------------
                                  John E. Hamilton
                                  Vice President, Finance and
                                  Administration (chief accounting
                                  officer and duly authorized officer)