Form 10-K
period 1999-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2000-03-24
CIK 1061507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

(Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 29, 2000 was $-0-. As of February 29, 2000, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

_______________
                   DOCUMENTS INCORPORATED BY REFERENCE

None.

                    GRAHAM PACKAGING HOLDINGS COMPANY

                                  INDEX


                                                                     Page
                                                                   Number

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . .   4
     Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . .  27
     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .  29
     Item 4.   Submission of Matters to a Vote of Security Holders  .  30

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . .  30
     Item 6.   Selected Financial Data  . . . . . . . . . . . . . . .  31
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . .  35
     Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . .  45
     Item 8.   Financial Statements and Supplementary Data  . . . . .  48
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . .  84

PART III

     Item 10.  Advisory Committee Members, Directors and Executive
                 Officers of the Registrant   . . . . . . . . . . . .  84
     Item 11.  Executive Compensation   . . . . . . . . . . . . . . .  89
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management   . . . . . . . . . . . . . . . . . . . .  97
     Item 13.  Certain Relationships and Related Transactions   . . .  99

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K   . . . . . . . . . . . . . . . . . . . . . 108

                                  PART I

Item 1.  Business

     Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the New Credit Agreement (as defined below), the Offerings (as defined below) and the related uses of proceeds. References to "Continuing Graham Partners" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Partners" refer to the Continuing Graham Partners, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and certain entities controlled by Mr. Graham and his family). Since July 27, 1998, the Company's operations have included the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastik Ambalaj A.S. and Graham Packaging Deutschland GmbH, as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the Company's operations have included the operations of Graham Packaging Argentina S.A. as a result of the acquisition of selected companies in Argentina. Since July 6, 1999 the Company's operations have included the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

        CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     All statements other than statements of historical facts included in this Report on Form 10-K, including, without limitation, statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend",

"estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, including the New Credit Agreement, competition in the Company's markets, including the impact of possible new technologies, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's exposure to fluctuations in resin prices and its dependence on the supply of resin, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key employees and the material adverse effect that could result from the loss of their services, the Company's dependence on certain continuing relationships with Graham Engineering and other Graham Partners and affiliates thereof, risks associated with environmental regulation, risks associated with possible future acquisitions, risks associated with hedging transactions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including, without limitation, the Company's hot-fill PET plastic container business. See "--Certain Risks of the Business." All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

     Upon the Recapitalization, substantially all of the assets and liabilities of Holdings were contributed to the Operating Company, and subsequent to the Recapitalization, the primary business activity of Holdings has consisted of its direct and indirect ownership of 100% of the partnership interests in the Operating Company. Upon the Recapitalization, the Operating Company and Holdings changed their names to "Graham Packaging Company, L.P." and "Graham Packaging Holdings Company," respectively.

     The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, Telephone (717) 849-8500.

     The Company is managed in three operating segments: North America, which includes the United States and Canada; Europe; and Latin America. Each operating segment includes three major service lines: Automotive, Food and Beverage, and Household Cleaning and Personal Care.

     The Company's customized blow molded rigid plastic bottles are made primarily from high density polyethylene ("HDPE") and polyethylene terephthalate ("PET") resins. The Company's customers include many of the world's largest branded consumer products companies for whom customized packaging design is a critical component in their efforts to differentiate their products to the consumer in the (i) automotive, (ii) food and beverage and (iii) household cleaning and personal care products businesses. With leading positions in each of its businesses, the Company has been a major beneficiary of the trend of conversion from glass, paper and metal containers to plastic packaging and has grown its net sales over the past 17 years at a compounded annual growth rate ("CAGR") of over 23%. In contrast to the carbonated soft drink bottle business, the businesses in which the Company operates are characterized by more specialized technology, a greater degree of customized packaging, shorter production runs, higher growth rates and more attractive profit margins.

     In order to position itself to further capitalize on the conversion trend, the Company has made substantial capital expenditures since 1992, particularly in the fast growing hot-fill PET area for shelf-stable (i.e., unrefrigerated) beverages. In addition, Management believes, based on internal estimates, that the Company has distinguished itself as a leader in locating its manufacturing plants on-site at its customers' packaging facilities and has over one-third of its 56 facilities at on-site locations. The many benefits of on-site plants, in addition to the Company's track record of innovative design, superior customer service and low cost manufacturing processes, help account for the fact that the

Company has enjoyed long-standing relationships averaging 16 years with its top 20 customers. For the year ended December 31, 1999, over 76% of the Company's net sales were generated by its top 20 customers, the majority of which were under long-term contracts (i.e., with terms of between one and ten years) and the remainder of which were customers with whom the Company has been doing business for over 15 years on average. For the year ended December 31, 1999, the Company generated net sales and Adjusted EBITDA (as defined in Note 8 to "Selected Financial Data" (Item
6) below) of $716.1 million and $149.1 million, respectively.

     Automotive. The Company is the preeminent supplier of one quart HDPE motor oil containers in the United States, producing over 1.4 billion units in 1999, which Management believes, based on internal estimates, represents approximately 73% of the one quart motor oil containers produced domestically. The Company is a supplier of such containers to many of the top domestic producers of motor oil, including Ashland Inc. ("Ashland," producer of Valvoline motor oil), Castrol Inc. ("Castrol"), Chevron Corporation ("Chevron"), Equilon Enterprises LLC ("Equilon", an alliance between Texaco Inc., "Texaco", and Shell Oil Company, "Shell"), Pennzoil-Quaker State Company ("Pennzoil-Quaker State", the result of the merger between Pennzoil Products Company, "Pennzoil", and The Quaker State Corporation, "Quaker State"), and Sun Company, Inc. ("Sun Company"). Management believes the Company is the sole supplier of one quart motor oil containers to five of these producers. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluid. Capitalizing on its leading position in the U.S., the Company has expanded its operations in Latin America. In Brazil, where Management believes, based on internal estimates, that the Company is among the largest independent suppliers of plastic packaging for motor oil, the Company currently operates five plants. In addition to benefiting from the conversion to plastic packaging for motor oil in Latin America, Management believes that the Company will benefit from the general growth in the automotive business in this region as the number of motor vehicles per person increases. For the years ended December 31, 1997, 1998 and 1999, the Company generated approximately 37.6%, 32.1% and 29.0%, respectively, of its net sales from the automotive container business.

     Food & Beverage. In the food and beverage business, the Company produces both HDPE and PET containers for customers for whom customized packaging design is a critical component of their efforts to differentiate their products to the consumer. From 1993 through December 31, 1999, the Company grew its food and beverage business at a CAGR of 81%. This substantial growth has been driven by the rapid conversion of metal, glass and paper containers to plastic bottles, as the superior functionality, safety and improving economics of plastic became more apparent and preferred by consumers. The Company is a leader in the production of HDPE containers for non-carbonated chilled juice and juice drinks and certain liquid foods that utilize HDPE resins. From 1992 through December 31, 1999, the Company invested over $244 million in capital expenditures to build a strategic nationwide plant network and to develop the specialized bottle manufacturing processes necessary to produce the PET bottles required for the hot-fill packaging of non-refrigerated, shelf-stable juices and juice drinks. The hot-fill process, in which bottles are filled at between 180 degrees and 190 degrees Fahrenheit to kill bacteria, permits the shipment and display of juices and juice drinks in a shelf-stable state. The manufacturing process for hot-fill PET packaging is significantly more demanding than that used for cold-fill carbonated soft drink containers, and typically involves shorter production runs, greater shape complexity and close production integration with customers. The Company's largest customers in the food and beverage business include Clement-Pappas & Company, Inc. ("Clement-Pappas"), Groupe Danone ("Danone"), Hershey Foods Corporation ("Hershey's"), Northland Cranberries, Inc. ("Northland Cranberries"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), The Quaker Oats Company ("Quaker Oats"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 1997, 1998 and 1999 the Company generated approximately 28.9%, 37.6% and 45.1%, respectively, of its net sales from the food and beverage business.

     Household Cleaning & Personal Care ("HC/PC"). The Company is a leading supplier of HDPE custom bottles to the North American HC/PC products business which includes products such as hair care, liquid fabric care, dish care and hard surface cleaners. By focusing on its customized product design capability, the Company provides its HC/PC customers with a key component in their efforts to differentiate products on store shelves. The Company's largest customers in this sector include Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), Henkel KGaA ("Henkel"), Johnson & Johnson ("J&J"), L'Oreal S.A. ("L'Oreal"), The Procter & Gamble Company ("Procter & Gamble") and Unilever NV ("Unilever"). The Company is pursuing significant growth opportunities both domestically and internationally associated with the continued conversion to HDPE packaging of both household cleaners and personal care products. The Company continues to benefit as liquid fabric care products, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in cardboard. For the years ended December 31, 1997, 1998 and 1999 the Company generated approximately 33.5%, 30.3% and 25.9%, respectively, of its net sales from the HC/PC business.

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

     HDPE containers, which are non-transparent, are utilized to package products such as motor oil, fabric care, dish care, personal care products, certain food products, chilled juices and juice drinks. The Company's HDPE containers are designed with custom features, such as specially designed shapes, handles and pouring spouts which differentiate customers' products to consumers. Such containers may consist of a single layer of plastic or multiple layers for specialized uses. Customers request multi-layer containers for a variety of reasons, including the increased differentiation of the packaging (such as oxygen barrier layering properties), the desire to include recycled materials in the product's packaging and the reduction of cost by limiting the use of colorants to a single exterior layer. The Company operates one of the largest HDPE recycling plants in North America and more than 70% of its North American HDPE units produced contain post-consumer recycled HDPE bottles.

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

     In many cases, the Company is the sole supplier of its customer's custom plastic bottle requirements nationally, regionally or for a specific brand. For the year ended December 31, 1999 the Company had only one customer (Unilever) that accounted for over 10% of the Company's total net sales (10.2% for the year ended December 31, 1999). For the year ended December 31, 1999 the Company's twenty largest customers, who accounted for over 76% of net sales, were, in alphabetical order:


Customer<F1>                     Business                    Company Customer
                                                             Since<F1>
-----------                      --------                    ----------------
Ashland<F2>                      Automotive                  Early 1970's
Castrol                          Automotive                  Late 1960's
Chevron                          Automotive                  Early 1970's



Clement Pappas                   Food & Beverage             Mid 1990's
Colgate-Palmolive                HC/PC                       Mid 1980's
Danone                           Food & Beverage             Late 1970's
Dial                             HC/PC                       Early 1990's
Equilon                          Automotive                  Early 1970's
Hershey's                        Food & Beverage             Mid 1980's
Northland Cranberries            Food & Beverage             Late 1990's
Ocean Spray                      Food & Beverage             Early 1990's
Pennzoil-Quaker State            Automotive                  Early 1970's
Petrobras Distribuidora S.A.     Automotive                  Early 1990's
Procter & Gamble                 HC/PC                       Early 1980's
Quaker Oats                      Food & Beverage             Late 1990's
Sun Company                      Automotive                  Early 1960's
Tree Top                         Food & Beverage             Early 1990's
Tropicana                        Food & Beverage             Mid 1980's
Unilever                         HC/PC, Food & Beverage      Early 1970's
Welch's                          Food & Beverage             Early 1990's


<F1> These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
<F2> Ashland is the producer of Valvoline motor oil.


Foreign Operations

     The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 23 plants located in countries outside of the United States, including Argentina (3), Brazil (5), Canada
(4), France (4), Germany (1), Hungary (1), Italy (2), Poland (1), Turkey
(1), and the United Kingdom (1).

     Brazil, Argentina and Mexico. In Brazil, the Company operates four on-site plants for motor oil packaging, including for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also operates an off-site plant for its motor oil and agricultural and chemical businesses. On April 30, 1997, the Company acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. in Brazil. Graham Packaging do Brasil Industria e Comercio S.A. ("Graham Packaging do Brasil") is the current name of the Company's subsidiary in Brazil. In February 1998, the Company acquired the residual 20% ownership interest in Graham Packaging do Brasil. In Argentina, the Company has purchased 100% of the capital stock of Dodisa, S.A., Amerpack, S.A., Lido Plast, S.A. and Lido Plast San Luis, S.A. (collectively "Lido Plast"). In Mexico, the Company has entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America.

     Western Europe. The Company has an on-site plant in Hungary and nine off-site plants in France, Germany, Italy, Turkey and the United Kingdom, all for the production of liquid food HDPE containers, HC/PC, automotive and agricultural chemical products.

     Poland. Through Masko Graham Spolka Z.O.O ("Masko Graham Joint Venture") , a 50% owned joint venture in Poland, the Company manufactures HDPE bottles for HC/PC and liquid food products.

Competition

     The Company faces substantial competition across its product lines from a number of well-established businesses operating both regionally and internationally. The Company's primary competitors include Owens-Illinois, Inc., Ball Corporation, Crown Cork & Seal Company, Inc., Consolidated Container Company LLC (which was formed in 1999 by combining the former Franklin Plastics and Plastic Containers owned by Suiza Foods Corporation and Reid Plastics), Plastipak, Inc., Silgan Holdings Inc. (successor to Silgan Corporation), Schmalbach-Lubeca Plastic Containers USA Inc., American National Can, Inc. and Alpla Werke Alwin Lehner GmbH. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company's long-term success is largely dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise through its applied design and development capability. Other important competitive factors include rapid delivery of products, production quality and price.

Marketing and Distribution

     The Company's sales are made through its own direct sales force; agents or brokers are not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located, among other places, in Houston, Texas; Cincinnati, Ohio; Levittown, Pennsylvania; Burlington, Ontario; Mississauga, Ontario; Montreal, Quebec; Paris, France; Buenos Aires, Argentina; Rio de Janeiro and Sao Paulo, Brazil; Milan, Italy and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet its customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with their customers' manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers' filling lines.

Design and Development

     Design and development constitutes an important part of the Company's competitive advantage both in the design, development and enhancement of new customized products and in the creation of manufacturing technologies to improve production efficiency. The Company is actively involved with its customers in the design and introduction of new packaging features, including the design of special wheel molds. In general, extrusion wheel molds are only able to run on the machines for which they are built, thus encouraging customers to retain the Company as their primary packaging provider. Management believes that the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to the Equipment Sales Agreement, Graham Engineering will continue to provide engineering, consulting and other services and sell to the Company certain proprietary blow molding wheels. Over the past several years, the Company has received and has filed for numerous patents. See "--The Recapitalization," "--Intellectual Property"; and "Certain Relationships and Related Transactions--Certain Business Relationships--Equipment Sales Agreement" (Item 13).

Manufacturing

     A critical component of the Company's strategy is to locate its manufacturing plants on-site, at its largest customers' manufacturing operations, to provide the highest possible servicing levels, to reduce expensive shipping and handling charges and to heighten production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements, with over a third of its 56 facilities on-site at customers' facilities. See "Properties" (Item 2). Within its 56 plants, the Company runs over 400 production lines. As necessary, the Company dedicates particular production lines within a plant to better service its customers. The Company's plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the Company runs its plants seven days a week.

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

     Total capital expenditures for 1997, 1998 and 1999 were approximately $53.2 million, $133.9 million and $171.0 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

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

     Through its wholly owned subsidiary, Graham Recycling Company, L.P. ("Graham Recycling"), the Company operates one of the largest HDPE bottle recycling plants in North America, and more than 70% of its North American HDPE units produced contain recycled HDPE bottles. The recycling plant is located near the Company's headquarters in York, Pennsylvania.

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

     On February 2, 1998, as part of the Recapitalization, the Operating Company and GPC Capital Corp. I ("CapCo I" and, together with the Operating Company, the "Company Issuers") consummated an offering (the "Senior Subordinated Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series A (the "Fixed Rate Senior Subordinated Old Notes"), and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series A ("FIRSTS"SM) (the "Floating Rate Senior Subordinated Old Notes" and, together with the Fixed Rate Senior Subordinated Old Notes, the "Senior Subordinated Old Notes"). ("FIRSTS" is a service mark of DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated))

     On February 2, 1998, as part of the Recapitalization, Holdings and GPC Capital Corp. II ("CapCo II" and, together with the Holdings, the "Holdings Issuers", which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering (the "Senior Discount Offering" and, together with the Senior Subordinated Offering, the "Offerings") pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes" and, together with the Senior Subordinated Old Notes, the "Old Notes").

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

     - The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the New Credit Agreement by and among the Operating Company, Holdings and a syndicate of lenders (see "Management's Discussion and

          Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" (Item 7);

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

     Upon the consummation of the Recapitalization, Investor LP owned an 81% limited partnership interest in Holdings, Investor GP owned a 4% general partnership interest in Holdings, and the Continuing Graham Partners retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Upon the consummation of the Recapitalization, Holdings owned a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owned a 1% general partnership interest in the Operating Company. Following the consummation of the Recapitalization, certain members of Management owned an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constitutes approximately a 2.6% interest in Holdings. In addition, an affiliate of DB Alex. Brown LLC and Deutsche Bank AG (which acted as Initial Purchasers of the Old Notes in the Offerings) acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

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

                                                                 AMOUNT
                                                                 ------
                                                              (In Millions)
SOURCE OF FUNDS:
Bank Borrowings                                                  $403.5
Senior Subordinated Notes<F1>                                     225.0
Senior Discount Notes                                             100.6
Equity investments and retained equity<F2>                        245.0
Repayment of Promissory notes                                      21.2
Available cash                                                      1.7
                                                                 ------

 Total                                                           $997.0
                                                                 ======

USES OF FUNDS:
Repayment of existing indebtedness<F3>                           $264.9
Redemption by Holdings of existing partnership interests          429.6
Purchase by Equity Investors of existing partnership
interests                                                         208.3
Partnership interests retained by Continuing Graham
Partners                                                           36.7
Payments to Management                                             15.4
Transaction costs and expenses                                     42.1
                                                                 ------
 Total                                                           $997.0
                                                                 ======




<F1> Included $150.0 million of Fixed Rate Senior Subordinated Old Notes and $75.0 million of Floating Rate Senior Subordinated Old Notes.
<F2> Included a $208.3 million equity investment made by Blackstone and
     Management in the Equity Investors and a $36.7 million retained partnership interest of the Continuing Graham Partners. In addition, an affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, two of the Initial Purchasers, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).
<F3> Included $264.5 million of existing indebtedness and $0.4 million of accrued interest.


Employees

     As of December 31, 1999, the Company had approximately 4,000 employees, 2,300 of which were located in the United States. Approximately 80% of the Company's employees are hourly wage employees, 42% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between March 2000 and April 2004. During the past three years, the Company's subsidiary in France, Graham Packaging France, S.A.S., has experienced on several occasions labor stoppages, none of which exceeded one day in duration. Management believes that it enjoys good relations with the Company's employees.

Environmental Matters

     The Company and its operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials (collectively, "Environmental Laws"). Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, Environmental Laws such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" also known as "Superfund") in the United States, impose liability on several grounds for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damages to natural resources, at a wide range of properties: for example, contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under Environmental Laws. The Company is not aware of any material noncompliance with the Environmental Laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. For its operations to comply with Environmental Laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 1999 and are not expected to be material in the future.

     A number of governmental authorities both in the U.S. and abroad have considered, are expected to consider, or have passed legislation aimed at reducing the amount of plastic wastes disposed of. Such programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise impact the Company's business. Some consumer products companies (including certain customers of the Company) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE recycling plants in North America and more than 70% of its North American HDPE units produced contain recycled HDPE bottles. To date these initiatives and developments have not materially or adversely affected the Company.

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

Certain Risks of the Business

     Substantial Leverage. Upon the consummation of the Recapitalization, the Operating Company and Holdings became highly leveraged. The New Credit Agreement, as amended by the Amendment (as defined below), includes four term loans to the Operating Company totaling up to $570.0 million, a $155.0 million Revolving Credit Facility, and a $100.0 million Growth Capital Revolving Credit Facility. The Indentures (as defined) permit the Issuers to incur additional indebtedness, subject to certain limitations. The annual debt service requirements for the Company are as follows: 2000--$24.4 million; 2001-- $21.1 million; 2002--$25.7 million; 2003--$28.1 million; and 2004--$186.1 million. The Company can incur $75 million in additional indebtedness beyond the amount of the New Credit Agreement. The Company does not anticipate that this additional indebtedness would be expressly subordinated to other indebtedness. Accordingly, if incurred at the

Operating Company level, such additional indebtedness would be senior to the Operating Company's Senior Subordinated Notes, and the Senior
Discount Notes of Holdings would be structurally subordinated to such additional indebtedness.

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

     Ability to Service Debt. The Issuers' ability to make scheduled payments or to refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond their control. If the Issuers' cash flow and capital resources are insufficient to fund their respective debt service obligations, they may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. There can be no assurance that the Issuers' operating results, cash flow and capital resources will be sufficient for payment of their indebtedness. In the absence of such operating results and resources, the Issuers could face substantial liquidity problems and might be required to dispose of material assets or operations to meet their respective debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds which the Issuers could realize therefrom. In addition, because the Operating Company's obligations under the New Credit Agreement will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Operating Company's ability to meet its debt service obligations. In the future, the Operating Company will be required to make the following scheduled principal payments on the Term Loans under the New Credit Agreement:
2000--$15.0 million; 2001--$20.0 million; 2002--$25.0 million; 2003--
$27.5 million; 2004--$93.0 million; 2005--$64.9 million; 2006--$242.7 million; and 2007--$74.0 million. The Term Loan Facilities under the New Credit Agreement shall be prepaid, subject to certain conditions and exceptions, with (i) 100% of the net proceeds of any incurrence of indebtedness, subject to certain exceptions, by Holdings or its subsidiaries, (ii) 75% of the net proceeds of issuances of equity, subject to certain exceptions, after the Closing by Holdings or any of its subsidiaries, (iii) 100% of the net proceeds of certain asset dispositions, (iv) 50% of the annual excess cash flow (as such term is defined in the New Credit Agreement) of Holdings and its subsidiaries on a consolidated basis and (v) 100% of the net proceeds from any condemnation and insurance recovery events, subject to certain reinvestment rights. Outstanding balances under the Revolving Credit Facility and Growth Capital Revolving Credit Facility are payable in 2004.

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

     Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 23 plants located in countries outside of the United States, including Argentina (3), Brazil (5), Canada (4), France (4), Germany (1), Hungary (1), Italy (2), Poland (1), Turkey (1), and the United Kingdom (1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates (recently in Brazil in particular), imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. In addition, the Company's operations in France have undergone extensive restructuring over the past three years and have been less profitable than its other businesses. To date, the above factors in Europe, North America and Latin America have not had a material impact on the Company's operations, but no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

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

     Dependence on Significant Customer. The Company's largest customer (Unilever) accounted for approximately 10% of the Company's net sales for the twelve months ended December 31, 1999. The termination by such customer of its relationship with the Company could have a material adverse effect upon the Company's business, financial position or results of operations. The Company's existing customers' purchase orders and contracts typically vary from one to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, notwithstanding the existence of certain supply contracts, the Company faces the risk that customers will not purchase the amounts expected by the Company pursuant to such supply contracts.

     Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company. In particular, the loss of the services provided by G. Robinson Beeson,

Scott G. Booth, John E. Hamilton, Philippe LeJeune, Geoffrey R. Lu, Roger
M. Prevot, George W. Stevens and Philip R. Yates, among others, could have a material adverse effect on the Company. The Company does not maintain "key" person insurance on any of its senior employees.

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

Item 2.  Properties

     The Company currently owns or leases 56 plants located in the United States, Canada, Brazil, Argentina, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom. Nineteen of the Company's packaging plants are located on-site at customer plants. The Company's operation in Poland is pursuant to a joint venture arrangement where the Company owns a 50% interest. In 1999, the Company consolidated and relocated its headquarters to a 58,144 square foot facility located in York, Pennsylvania. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's requirements for the foreseeable future.

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

                                                           On Site                                 Size
Location                                                 Or Off Site        Leased/Owned         (Sq. ft.)
--------                                                 -----------        ------------         ---------
U.S. Packaging Facilities<F5>
  1.  York, Pennsylvania<F6>                               Off Site            Owned                   395,554
  2.  York, Pennsylvania                                   Off Site            Leased                  110,270
      York, Pennsylvania <F1>                                N/A               Leased                   58,144
  3.  Maryland Heights, Missouri                           Off Site            Owned                   308,961
  4.  Atlanta, Georgia                                     On Site             Leased                  165,000
  5.  Atlanta, Georgia                                     Off Site            Leased                  112,400
  6.  Emigsville, Pennsylvania                             Off Site            Leased                  148,300
  7.  Levittown, Pennsylvania                             Off Site             Leased                  148,000
  8.  Rancho Cucamonga, California                         Off Site            Leased                  143,063
  9.  Santa Ana, California                                Off Site            Owned                   127,680
 10.  Muskogee, Oklahoma                                   Off Site            Leased                  125,000
 11.  Woodridge, Illinois                                  Off Site            Leased                  124,137
 12.  Cincinnati, Ohio                                     Off Site            Leased                  111,669
 13.  Berkeley, Missouri <F6>                              Off Site            Owned                    75,000
 14.  Selah, Washington                                    On Site             Owned                   170,553
 15.  Cambridge, Ohio                                      On Site             Leased                   57,000
 16.  Shreveport, Louisiana                                On Site             Leased                   56,400
 17.  Richmond, California                                 Off Site            Leased                   54,985



 18.  Houston, Texas                                       Off Site            Owned                    52,500
 19.  New Kensington, Pennsylvania                         On Site             Leased                   48,000
 20.  Bradford, Pennsylvania                               Off Site            Leased                   90,350
 21.  Port Allen, Louisiana                                On Site             Leased                   44,000
 22.  N. Charleston, South Carolina                        On Site             Leased                   40,000
 23.  Jefferson, Louisiana                                 On Site             Leased                   58,799
 24.  Vicksburg, Mississippi                               On Site             Leased                   31,200
 25.  Bordentown, New Jersey                               On Site             Leased                   30,000
 26.  Tulsa, Oklahoma                                      On Site             Leased                   28,500
 27.  Wapato, Washington                                   Off Site            Leased                   20,300
 28.  Bradenton, Florida                                   On Site             Leased                   12,191
 29.  Darlington, South Carolina                           On Site             Leased                   43,200
 30.  Holland, Michigan                                    Off Site            Leased                  168,128
 31.  Lakeland, Florida <F4>                               Off Site            Leased                   35,000
 32.  Rancho Cucamonga, California <F4>                    Off Site            Leased                   11,328

Canadian Packaging Facilities
 33.  Burlington, Ontario, Canada <F6>                     Off Site            Owned                   145,200
      Burlington, Ontario, Canada <F1><F6>                   N/A               Owned                     4,800
 34.  Mississauga, Ontario, Canada <F6>                    Off Site            Owned                    78,416
 35.  Anjou, Quebec, Canada <F6>                           Off Site            Owned                    44,875
 36.  Toronto, Ontario, Canada                             On Site              N/A                      5,000

European Packaging Facilities
 37.  Assevent, France                                     Off Site            Owned                   186,470
 38.  Bad Bevensen, Germany                                Off Site      Owned/Leased <F3>              80,000
 39.  Blyes, France                                        Off Site            Owned                    89,000
 40.  Campochiaro, Italy                                   Off Site            Owned                    93,200
 41.  Istanbul, Turkey                                     Off Site            Owned                    50,000
 42.  Meaux, France                                        Off Site            Owned                    80,000
 43.  Noeux-les-Mines, France                              Off Site            Owned                   120,000
 44.  Nyirbator, Hungary                                   On Site             Leased                    5,000
      Rueil, Paris, France<F1>                               N/A               Leased                    4,300
 45.  Sovico (Milan), Italy                                Off Site            Leased                   74,500
 46.  Sulejowek, Poland <F2>                               Off Site            Owned                    83,700
 47.  Wrexham UK                                           Off Site            Owned                   120,000

Latin American Packaging Facilities
 48.  Sao Paulo, Brazil                                    Off Site            Leased                   69,892
 49.  Rio de Janeiro, Brazil                               On Site       Owned/Leased <F3>              22,604
      Rio de Janeiro, Brazil <F1>                            N/A               Leased                    1,650
 50.  Santos, Brazil                                       On Site             Leased                    5.800
 51.  Rio de Janeiro, Brazil                               On Site              N/A                     11,000
 52.  Rio de Janeiro, Brazil                               On Site             Leased                   16,685
 53.  Buenos Aires, Argentina                              Off Site            Leased                   15,791
 54.  Buenos Aires, Argentina                              Off Site            Owned                    33,524
 55.  San Luis, Argentina                                  Off Site            Owned                    80,000

Graham Recycling
 56.  York, Pennsylvania <F6>                              Off Site            Owned                    44,416
____________________

<F1>   This indicates an administrative facility
<F2>   This facility is owned by the Masko-Graham Joint Venture, in which the Company holds a 50% interest



<F3>   The building is owned; land is leased
<F4>   These facilities are leased by PlasPET Florida, Ltd., in which the
       Company (through Sub GP) holds a 51% interest

<F5>   Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendment.

<F6>                                            Contributed to the Operating Company as part of the Graham
       Contribution. With respect to the Berkeley, Missouri facility
       (Location 13 in the table above), a manufacturing plant, warehouse and parcel of land, the latter two of which are not listed in the table above, were contributed to the Operating Company as part of the Graham Contribution.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

     There are two owners of general partner interests in Holdings:
Investor GP and Graham Packaging Corporation. The limited partnership interests in Holdings are owned by Investor LP and a Graham family entity. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

     Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     As indicated under Item 1, "Business--The Recapitalization", upon the Closing of the Recapitalization, (i) certain limited and general partnership interests in Holdings held by the Graham Partners were redeemed by Holdings for $429.6 million, and (ii) certain limited and general partnership interests in Holdings held by the Graham Partners were purchased by the Equity Investors for $208.3 million.

     As indicated under Item 1, "Business--The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Company Issuers consummated an offering pursuant to Rule 144A under the Securities Act of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Old Notes and $75,000,000 aggregate principal amount of their Floating Rate Senior Subordinated Old Notes. On February 2, 1998, as part of the Recapitalization, the Holdings Issuers also consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, DB Alex. Brown LLC, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6,750,000. Pursuant to the Purchase Agreement, the Initial Purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Subordinated Exchange Offers, on September 8, 1998, the Company Issuers exchanged $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Exchange Notes and $75,000,000 aggregate principal amount of their Floating Rate Senior Subordinated Exchange Notes for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers exchanged $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes for an equal principal amount of Senior Discount Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

Item 6.  Selected Financial Data

     The following table sets forth certain selected historical financial data for the Company for and at the end of each of the years in the five-year period ended December 31, 1999. The selected historical financial data for each of the three years in the period ended December
31, 1997 are derived from the Graham Packaging Group's combined financial statements. The selected historical financial data for each of the two years in the period ended December 31, 1999 are derived from Holdings' financial statements. The combined financial statements (prior to restatement for the change in accounting for the inventory costs, as described in note (13) to the following table) as of December 31, 1995, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 have been audited by Ernst & Young LLP, independent auditors. The consolidated financial statements as of, and for the years ended, December 31, 1998 and 1999 have been audited by Deloitte & Touche LLP, independent auditors. The combined financial statements of Graham Packaging Group (as defined in Note 1 to the Financial Statements (Item 8)) have been prepared for periods prior to the Recapitalization to include Holdings and its subsidiaries and the ownership interests and real estate constituting the Graham Contribution

(as defined) for all periods that the operations were under common control. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the combined financial statements of Graham Packaging Group, including the related notes thereto, and the consolidated financial statements of Holdings, including the related notes thereto, included under Item 8.

                                                                             Year Ended December 31,
                                                      1995<F2>         1996          1997<F3>       1998<F3>       1999<F3>
                                                      ----             ----          ----           ----           ----
                                                                                  (In millions)
INCOME STATEMENT DATA
Net sales <F4>                                         $466.8         $459.7          $521.7         $ 588.1        $ 716.1
Gross profit <F4> <F13>                                  67.0           77.0            84.7           115.4          142.7
Selling, general and administrative expenses             35.5           35.5            34.9            37.8           48.0
Special charges and unusual items <F5>                    5.9            7.0            24.4            24.2            4.6
Operating income <F13>                                   25.6           34.5            25.4            53.4           90.1
Interest expense, net                                    16.2           14.5            13.4            68.0           87.5
Other expense (income), net                             (11.0)          (1.0)            0.7            (0.2)          (0.7)
Recapitalization expenses <F1>                             --             --              --            11.8             --
Income tax expense (benefit) <F6>                        (0.3)            --             0.6             1.1            2.5
Minority interest                                          --             --             0.2              --           (0.5)
Extraordinary loss <F7>                                   1.8             --              --             0.7             --
                                                       ------         ------          ------         -------        -------
Net income (loss) <F13>                                $ 18.9         $ 21.0          $ 10.5         $ (28.0)       $   1.3
                                                       ======         ======          ======         =======        =======

OTHER DATA:
Cash flows provided by (used in):
 Operating activities                                  $ 60.5         $ 68.0          $ 66.9         $  41.8        $  55.5
 Investing activities                                   (68.4)         (32.8)          (72.3)         (181.2)        (181.8)
 Financing activities                                     9.2          (34.6)            9.5           139.7          126.2
Adjusted EBITDA <F8> <F13>                               77.3           90.4            90.1           117.7          149.1
Capital expenditures                                     68.6           31.3            53.2           133.9          171.0
Investments <F9>                                          3.2            1.2            19.0            45.2           10.3
Depreciation and amortization <F10>                      45.7           48.2            41.0            39.3           53.2
Ratio of earnings to fixed charges <F11> <F13>            2.0x           2.2x            1.6x             --            1.0x

BALANCE SHEET DATA:
Working capital (deficit) (as defined)<F12> <F13>      $ 19.9         $ 18.7          $  4.4         $  (5.5)       $  10.6
Total assets <F13>                                      362.6          340.5           387.5           596.7          741.2
Total debt                                              257.4          240.5           268.5           875.4        1,017.1
Partners' capital/owners' equity (deficit) <F13>         17.2           18.5             2.3          (438.8)        (458.0)

<F1>      See "Management's Discussion and Analysis of Financial
          Condition and Results of Operations" (Item 7) and the
          Financial Statements of Holdings, including the related notes thereto (Item 8).
<F2>      In July 1995, Graham Packaging Group acquired an additional interest in its UK Operations and subsequently sold its interests for $5.6 million, recognizing a gain of $4.4 million. In addition, Graham Packaging Group entered into an agreement with the purchaser of its UK Operations and recorded $6.4 million of non-recurring technical support services income. Both the gain and the technical support services income are included in other expense (income), net.
<F3>      In April 1997, Graham Packaging Group acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. for $20.3 million (excluding direct costs of the acquisition). The remaining 20% was purchased in February 1998. In July 1998, Graham Packaging Group acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for $38.9 million (excluding direct costs of the acquisition), net of liabilities assumed. On April 26, 1999, Graham Packaging Group acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for $1.1 million (excluding direct costs of the acquisition), net of liabilities assumed, subject to certain contingent considerations. On July 1, 1999, Graham Packaging Group acquired selected companies located in Argentina for $8.0 million, net of liabilities assumed, subject to certain contingent considerations. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the dates of acquisitions.
<F4>      Net sales increase or decrease based on fluctuations in resin prices as industry practice and the Company's agreements with its customers permit price changes to be passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit is substantially unaffected by fluctuations in resin prices.
<F5>      In 1997, represents certain legal, restructuring and systems conversion costs. In 1998, represents certain recapitalization compensation, restructuring, systems conversion, aborted acquisition and legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the Financial Statements of Holdings, including the related notes thereto (Item 8).
<F6>      As a limited partnership, Holdings is not subject to U.S.
          federal income taxes or most state income taxes. Instead, such taxes are assessed to Holdings' partners based on the income of Holdings. Holdings makes tax distributions to its partners to reimburse them for such tax liabilities. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.
<F7>      Represents costs incurred (including the write-off of
          unamortized deferred financing fees) in connection with the early extinguishment of debt.
<F8>      Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. "Adjusted EBITDA" is defined as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses and special charges and unusual items. Also in 1995, Adjusted EBITDA excludes the $4.4 million gain on the sale of the UK operations and the related $6.4 million technical support services income as described in note (2) above. Adjusted EBITDA is included in this Report to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
<F9>      Investments include the acquisitions made by Graham Packaging
          Group in the U.S., Italy, France, the UK, Brazil, Argentina, Germany and Turkey described in notes (2) and (3) above. In addition, in 1995, the Company paid $1.9 million for a 50% interest in the Masko-Graham Joint Venture in Poland and committed to make loans to the Joint Venture of up to $1.9 million. In 1996, the Company loaned $1.0 million to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting, and its earnings are included in other expense (income), net. Amounts shown under this caption represent cash paid, net of cash acquired in the acquisitions.
<F10>     Depreciation and amortization excludes amortization of
          deferred financing fees, which is included in interest expense, net.
<F11>     For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest and extraordinary items, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $26.3 million for the year ended December 31, 1998.
<F12>     Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less current maturities of long-term debt).
<F13>     Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the LIFO method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased the net income for the year ended December 31, 1995 by $0.2 million, decreased the net income for the year ended December 31, 1996 by $0.2 million, increased the net income for the year ended December 31, 1997 by $0.3 million and increased the net loss for the year ended December 31, 1998 by $2.0 million.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations of the Company includes a discussion of periods before the consummation of the Recapitalization. The discussion and analysis of such periods does not reflect the significant impact that the Recapitalization has had on the Company. See "Business--The Recapitalization" (Item 1) and the section below under "--Liquidity and Capital Resources" for further discussion relating to the impact that the Recapitalization has had and may have on the Company. The following discussion should be read in conjunction with "Selected Financial Data" (Item 6) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto, appearing elsewhere in this Report. References to "Management" should be understood in this section to refer to the Company's management in the time periods in question.

Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow-molded rigid plastic bottles for the automotive, food and beverage and HC/PC products business. Management believes that critical success factors to the Company's business are its ability to (i) serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies, (ii) forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic), and (iii) make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

     The Company's North American one-quart motor oil container business is in a mature industry. Unit volume in the one-quart motor oil business increased in 1999 as compared to 1998, despite a volume decline of 1-2% in years previous to 1999. The company has been able to renew or extend contracts by improving manufacturing efficiencies, lightweighting of bottles, improving line speeds, reducing material spoilage, and improving labor efficiency and inventory to partially offset pricing pressures. Management believes that the decline in the domestic one-quart motor oil business will continue for the next several years but believes that there are significant volume opportunities for its automotive product business in foreign countries, particularly those in Latin America. On April 30, 1997, the Company acquired 80% of certain assets and 80% of certain liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of bottles to the motor oil industry in Brazil, and on February 17, 1998 purchased the residual 20% ownership interest. The Company has since signed agreements to operate two additional plants in Brazil, both of which are now in production.

     The Company's Household and Personal Care ("HC/PC") business continues to grow, as package conversion trends continue from other packaging forms in certain segments of the Company's product lines. The Company continues to benefit as liquid fabric care products, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in cardboard. The Company has upgraded its proprietary machinery to new larger blow molders to standardize its production lines, improve flexibility and reduce manufacturing costs.

     Management believes that the area with the greatest opportunity for growth continues to be in producing bottles for the North American food and beverage business because of the continued conversion to plastic packaging, and, in particular, the demand for hot-fill PET containers for juices, juice drinks, sport drinks and teas. From 1992 to 1999 the Company has invested over $244 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what Management estimated would be the growth in this area. For the year ended December 31, 1999 sales of hot-fill PET containers had grown to $201.4 million from negligible levels in 1993. In this business, the Company continues to benefit from more experienced plant staff, improved line speeds, higher absorption of SG&A and fixed overhead costs and improved resin pricing and material usage.

     Following its strategy to expand in selected international areas, the Company currently operates, either on its own or through joint ventures, in Argentina, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom. Management believes that the acquisition of manufacturing plants in Europe from Crown/CMB has provided additional competitive scale to the Company's global sales efforts. In addition, given the recent troubled economy in Latin America, and more specifically Brazil, Management is closely monitoring its operations and investment there.

     For the year ended December 31, 1999, 76% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts (i.e., with terms of between one and ten years) and the remainder of which were generated by customers with whom the Company has been doing business for over 15 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

     Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins over a twelve month period in North America:

                                         Year Ended December 31,
                                         -----------------------
                                      1997        1998         1999
                                      ----        ----         ----
PET                                  $0.50        $0.53        $0.54

HDPE                                  0.46         0.37         0.41


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

Results of Operations

     The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total revenues:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                                (In Millions)
                                                         1997                       1998                       1999
                                                         ----                       ----                       ----
Automotive                                       $196.4         37.6%       $188.7         32.1%       $ 207.7         29.0%
Food & Beverage                                   150.6         28.9%        221.1         37.6%         323.1         45.1%
HC/PC                                             174.7         33.5%        178.3         30.3%         185.3         25.9%
                                                 ------        -----        ------        -----        ------         -----

Total Net Sales                                  $521.7        100.0%       $588.1        100.0%       $ 716.1        100.0%
                                                 ======        =====        ======        =====        ======         =====

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                                (In Millions)
                                                         1997                       1998                       1999
                                                         ----                       ----                       ----
North America                                    $440.0         84.3%       $465.3         79.1%       $ 555.0         77.5%
Europe                                             67.4         12.9%        100.8         17.2%         136.7         19.1%
Latin America                                      14.3          2.8%         22.0          3.7%          24.4          3.4%
                                                 ------        -----        ------        -----        ------         -----

Total Net Sales                                  $521.7        100.0%       $588.1        100.0%       $ 716.1        100.0%
                                                 ======        =====        ======        =====        ======         =====


1999 Compared to 1998

     Net Sales. Net sales for the year ended December 31, 1999 increased $128.0 million to $716.1 million from $588.1 million for the year ended December 31, 1998. The increase in sales was primarily due to a 22.1% increase in resin pounds sold. On a geographic basis, sales for the year ended December 31, 1999 in North America were up $89.7 million or 19.3% from the year ended December 31, 1998. The North American sales increase included higher pounds sold of 16.0%. North American sales in the automotive, food and beverage and HC/PC businesses contributed $9.5 million, $76.0 million and $4.2 million, respectively, to the increase. Sales for the year ended December 31, 1999 in Europe were up $35.9 million or 35.6% from the year ended December 31, 1998, principally in the food & beverage business, primarily due to a full year of the Company's new European subsidiaries which were acquired in July 1998. Overall, European sales reflected a 53.4% increase in pounds sold. Additionally, sales in Latin America for the year ended December 31, 1999 were up $2.4 million.

     Gross Profit. Gross profit for the year ended December 31, 1999 increased $27.3 million to $142.7 million from $115.4 million for the year ended December 31, 1998. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year. Gross profit in North America was up $23.2 million or 21.6%. Additionally, gross profit increased $3.2 million in Europe and $0.9 million in Latin America.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased $10.2 million to $48.0 million from $37.8 million for the year ended December 31, 1998. The dollar increase in 1999 selling, general and administrative expenses is due to a full year of the Company's new European subsidiaries which were acquired in July 1998, and the inclusion of the Company's newly acquired North American and Latin American subsidiaries and overall growth of the business, primarily in North America. As a percent of sales, selling, general and administrative expenses increased to 6.7% of sales in 1999 from 6.4% in 1998.

     Special Charges and Unusual Items. In 1999, special charges and unusual items included $2.7 million related to recapitalization compensation costs (see "Business--The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation), $0.6 million of restructuring charges relating to the operations in Europe and $1.3 million in costs related to year 2000 system conversion (see "--Information
Systems Initiative" for a further discussion). In 1998, special charges and unusual items included $20.6 million related to recapitalization compensation costs, $1.9 million of restructuring charges relating to the operations in Europe ($1.2 million) and in North America ($0.7 million), $1.0 million in costs related to year 2000 system conversion, $0.4 million of aborted acquisition cost, and $0.3 million of legal fees.

     Recapitalization Expenses. Recapitalization expenses in the year ended December 31, 1998 of $11.8 million relate to the Recapitalization that occurred on February 2, 1998 and also include transaction fees and costs associated with the termination of interest rate collar and swap agreements.

     Interest Expense, Net. Interest expense, net increased $19.5 million to $87.5 million (including $12.4 million of non-cash interest on the Senior Discount Notes) for the year ended December 31, 1999 from $68.0 million for the year ended December 31, 1998. The increase was primarily related to increased debt levels in 1999 compared to 1998.

     Other (Income) Expense. Other (income) expense was $(0.7) million for the year ended December 31, 1999 as compared to $(0.1) million for the year ended December 31, 1998. The higher income was due primarily to higher foreign exchange gain in the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     Net Income (loss). Primarily as a result of factors discussed above, net income for the year ended December 31, 1999 was $1.3 million compared to net loss of $28.0 million for the year ended December 31, 1998.

     Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6) in 1999 increased 26.7% to $149.1 million from $117.7 million in 1998.

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

     Gross Profit. Gross profit for the year ended December 31, 1998 increased $30.7 million to $115.4 million from $84.7 million for the year ended December 31, 1997. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year, continued operational improvements and the favorable impact of lower depreciation. Gross profit in North America was up $25.1 million or 30.7%. Additionally, gross profit increased $3.9 million in Europe and $1.7 million in Latin America.

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

     Special Charges and Unusual Items. In 1998, special charges and unusual items included $20.6 million related to recapitalization compensation costs (see "Business--The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation), $1.9 million of restructuring charges relating to the operations in Europe ($1.2 million) and in North America ($0.7 million), $1.0 million in costs related to year 2000 system conversion (see "--Information Systems Initiative" for a further discussion), $0.4 million of aborted acquisition costs, and $0.3 million of legal fees. In 1997, special charges and unusual items included $22.7 million of legal fees and amounts expected to be paid in settlement related to the JCI-Schmalbach-Lubeca litigation, $1.2 million of restructuring charges relating to operations in Europe ($0.7 million) and in North America ($0.5 million), and $0.5 million in costs related to year 2000 system conversion.

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

     Net Income (loss). Primarily as a result of factors discussed above, net loss for the year ended December 31, 1998 was $28.0 million compared to net income of $10.5 million for the year ended December 31, 1997.

     Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6) in 1998 increased 30.6% to $117.7 million from $90.1 million in 1997.

Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased/(decreased) comprehensive income by $1.9 million, $3.3 million and ($22.3 million) for the years ended December 31, 1997, 1998 and 1999, respectively.

Euro Conversion

     On January 1, 1999, eleven of fifteen member countries of the European Economic Union fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation.

     The Company is actively addressing the many areas involved with the introduction of the euro, including information management, finance, legal and tax. This review includes the conversion of information technology, and business and financial systems, and evaluation of currency risk, as well as the impact on the pricing and distribution of the Company's products.

     One outcome of the introduction of the euro is the trend toward more uniform pricing in all European markets, including those that have not adopted the euro as their common currency. The Company believes the effect of the introduction of the euro, as well as any related cost of conversion, will not have a material adverse impact on its financial statements.

Information Systems Initiative

     The Company assembled a team of professionals and consultants to ensure that significant Year 2000 issues which might have had a material impact on the Company's results of operations, liquidity or financial position were timely identified and any resulting remediation timely resolved.

     The Company completed an evaluation and assessment to ensure that its information technology ("IT") systems and related hardware would be year 2000 compliant. As a part of this process, the Company engaged outside consultants in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software. As a result of this evaluation and assessment, the Company decided to replace all of its core application systems, including its financial accounting system, manufacturing operation system and North American payroll and human resources system. The Company's core system conversion was completed on time, and the conversion process was successful in the Company's North American operations and in the Company's European operations both of which were scheduled for conversion in 1999. For the Company's Italian and Latin American operations, the existing software was modified to allow for uninterrupted business operations until such conversion can be completed. The conversion in the Company's Italian and Latin American operations is expected to be completed in year 2000 and year 2001, respectively.

     During 1999, 1998 and 1997, the Company expensed $1.3 million, $1.0 million and $0.5 million, respectively, associated with its information systems evaluation, assessment and implementation. As of December 31, 1999, $7.3 million related to the purchase and installation of software and hardware has been capitalized.

     The Company also completed an evaluation and assessment to ensure that its non-IT systems, namely its manufacturing equipment, were Year 2000 compliant. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant year 2000 related disruptions impacting its customers or suppliers.

     The company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to year 2000 exposures from its internal systems or from the activities of its suppliers and customers. However, in forming a total assessment, the degree to which all critical third parties with whom the Company transacts business have adequately addressed their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to have adequately addressed their year 2000 issues will not have a future material adverse effect on the Company.

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

Liquidity and Capital Resources

     In 1997, 1998 and 1999 the Company generated $164.2 million of cash from operations and $758.9 million from increased indebtedness. This $923.1 million was primarily used to fund $358.1 million of capital expenditures, $74.5 million of investments, make distributions of $34.9 million to the Company's partners, make a $409.3 million recapitalization cash distribution to owners (net of owner note repayments), make $39.2 million of debt issuance fee payments and for $7.1 million of other net uses.

     On February 2, 1998, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13,
1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of
December 31, 1999). The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million.
The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency
 Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.0%.
A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage
Ratio being above 5.15:1.0 at March 31, 2000 is not an event of
default under the New Credit Agreement.   In addition, the New Credit
Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     The Company is currently discussing with its bank lenders a proposed Second Amendment to the New Credit Agreement and a proposed First Amendment to the Capital Call Agreement (collectively, the "Second Amendment"). Among other things, the Second Amendment would change the date as of which the Company's Net Leverage Ratio is measured for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution from March 31, 2000 to September 30, 2000; allow a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000; change the terms under which the Company can access
$100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allow the proceeds of the equity contribution (if required) to be applied to the Revolving Credit Loans; increase the top level of the interest rate pricing grid by 25 basis points; and change certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. The Second Amendment requires approval by Lenders having more than 50% of the sum of all loans and unused commitments and there is no assurance that such approval will be obtained.

     The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount at maturity). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with cash interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable quarterly beginning January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. At December 31, 1999, the Company's outstanding indebtedness was $1,017 million.

     Unused lines of credit at December 31, 1999 and 1998 were $168.3 million and 325.1 million, respectively. Substantially all unused lines of credit have no major restrictions, except as described in Item 13, and are provided under notes between the Company and the lending institution.

     During 2000, the Company expects to incur capital expenditures that are similar in nature and size to those incurred in 1999. However, total capital expenditures for 2000 may vary significantly depending on the timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the New Credit Agreement.

     Total capital expenditures for 1997, 1998, and 1999 were approximately $53.2 million, $133.9 million and $171.0 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditure required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

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

     In June 1998, the Company finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement, as well as estimated litigation expenses and professional fees did not differ materially from the amounts accrued in Special Charges and Unusual Items in respect thereof for the year ended December 31, 1997. The cash paid in settlement was funded by drawdowns under the New Credit Agreement. See Notes 7 and 18 to the Financial Statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 (Item 8).

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of FASB Statement No. 133 ("SFAS No. 133") to all fiscal quarters and all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Company's results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     As a result of the Recapitalization, the Company has significant long and short-term debt commitments outstanding as of December 31, 1999. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

     To the extent that the Company's financial instruments, including off-balance sheet derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31,

1999. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 1999 for the receive rate.
Note 8 to the Financial Statements should be read in conjunction with the table below.

                                      Expected Maturity Date of Long-Term Debt (Including Current Portion) and
                                          Interest Rate Swap Agreements at December 31, 1999 (In thousands)            Fair
                                      ------------------------------------------------------------------------         Value
                                                                                                                     December
                                    2000        2001       2002       2003       2004      Thereafter      Total     31, 1999
Interest rate sensitive
liabilities:
Variable rate borrowings,
 including short-term amounts      24,369      21,133     25,729      28,149    186,101     458,524        744,005    744,005
 Average interest rate               7.18%       9.38%      7.88%       7.84%      8.28%       8.67%
Fixed rate borrowings                  --          --         --          --         --     273,092        273,092    256,670
 Average interest rate                 --          --         --          --         --        9.60%
                                   24,369      21,133     25,729      28,149    186,101     731,616      1,017,097   1,000,675
                                   ======     =======    =======     =======    =======     =======      =========   =========
Derivatives matched against
liabilities:                           --     150,000    200,000     100,000         --          --        450,000      9,283
Pay fixed swaps
 Pay rate                              --        5.51%      5.81%       5.77%        --          --             --         --
 Receive rate                          --        6.47%      6.47%       6.47%        --          --             --         --

                                      Expected Maturity Date of Long-Term Debt (Including Current Portion) and
                                          Interest Rate Swap Agreements at December 31, 1999 (In thousands)         Fair Value
                                      ------------------------------------------------------------------------       December
                                     1999        2000       2001       2002        2003    Thereafter     Total      31, 1998

Interest rate sensitive
liabilities:
Variable rate borrowings,
 including short-term amounts       11,929      15,192     20,208      25,771     28,905     512,695     614,700     614,700
 Average interest rate                6.39%       7.46%      7.41%       7.36%      7.28%       8.02%
Fixed rate borrowings                   --          --         --          --         --     260,697     260,697     271,400
 Average interest rate                  --          --         --          --         --        9.60%
                                    11,929      15,192     20,208      25,771     28,905     773,392     875,397     886,100
                                    ======      ======    =======     =======    =======     =======     =======     =======
Derivatives matched against
 liabilities:                           --          --    150,000     200,000    100,000          --     450,000      (8,784)
Pay fixed swaps
 Pay rate                               --          --       5.51%       5.81%      5.77%         --          --          --
 Receive rate                           --          --       5.56%       5.56%      5.56%         --          --          --


     The Company also enters into forward exchange contracts, when considered appropriate, to hedge foreign exchange rate exposure on transactions that are denominated in a foreign currency. See Note 8 to the Financial Statements.

Item 8.  Financial Statements and Supplementary Data


                      INDEX TO FINANCIAL STATEMENTS
                                                                        Page
                                                                       Number

Reports of Independent Auditors                                          49

Audited Financial Statements                                             51

    Balance Sheets at December 31, 1999 and 1998                         51

    Statements of Operations for the years ended December 31,            52
    1999, 1998 and 1997

    Statements of Partners' Capital/Owners' Equity (Deficit) for         53
    the years ended December 31, 1999, 1998 and 1997

    Statements of Cash Flows for the years ended December 31,            55
    1999, 1998 and 1997

    Notes to Financial Statements                                        57

                       INDEPENDENT AUDITORS' REPORT

To the Owners
Graham Packaging Holdings Company

     We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital/owners' equity (deficit), and cash flows for the years then ended. Our audit also included financial statement schedules I and II (as they pertain to 1999 and 1998) listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules (as they pertain to 1999 and 1998), when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, in 1999 the Company changed its method of accounting for inventory from the LIFO method to the FIFO method and, retroactively, restated the 1998 and 1997 consolidated financial statements for the change.

     We also audited the adjustment described in Note 5 that was applied to restate the 1997 combined financial statements to give retroactive effect to the change in method of accounting for inventory from the LIFO method to the FIFO method. In our opinion, such adjustment is appropriate and has been properly applied.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 22, 2000

                      REPORT OF INDEPENDENT AUDITORS


The Owners
Graham Packaging Group

     We have audited the accompanying combined statements of operations, partners' capital/owners' equity (deficit), and cash flows (prior to restatement for the change in accounting for inventory costs, as described in Note 5) of the entities and operations listed in Note 1, collectively referred to as the Graham Packaging Group, for the year ended December 31, 1997. Our audit also included financial statement
Schedule II (as it pertains to 1997) as listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements (prior to restatement for the change in accounting for inventory costs, as described in Note 5) referred to above present fairly, in all material respects, the combined results of operations and cash flows of the entities and operations listed in Note 1, for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic 1997 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Harrisburg, Pennsylvania
March 23, 1998,
  except for the matters discussed in the last paragraph of Note 14 and the next to last paragraph of Note 18, as to which the date is April 24, 1998

                    GRAHAM PACKAGING HOLDINGS COMPANY
                              BALANCE SHEETS
                              (In thousands)

                                                                                                 December 31,
                                                                                         1999                    1998
                                                                                     Consolidated            Consolidated
                                    ASSETS
Current assets:
 Cash and cash equivalents                                                             $   5,983               $   7,476
 Accounts receivable, net                                                                108,766                  87,618
 Inventories                                                                              52,847                  41,247
 Prepaid expenses and other current assets                                                17,138                  14,587
                                                                                       ---------               ---------

Total current assets                                                                     184,734                 150,928
Property, plant and equipment:
 Machinery and equipment                                                                 663,001                 560,585
 Land, buildings, and leasehold improvements                                              95,636                  85,462
 Construction in progress                                                                129,421                 105,541
                                                                                       ---------               ---------

                                                                                         888,058                 751,588
 Less accumulated depreciation and amortization                                          391,312                 364,896
                                                                                       ---------               ---------
                                                                                         496,746                 386,692
Other assets                                                                              59,769                  59,127
                                                                                       ---------               ---------
Total assets                                                                           $ 741,249               $ 596,747
                                                                                       =========               =========
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current Liabilities:
 Accounts payable                                                                      $  94,906               $  77,485
 Accrued expenses                                                                         73,269                  71,431
 Current portion of long-term debt                                                        24,370                  11,929
                                                                                       ---------               ---------
Total current liabilities                                                                192,545                 160,845
Long-term debt                                                                           992,730                 863,468
Other non-current liabilities                                                             13,327                  11,228
Minority interest                                                                            618                      --
Commitments and contingent liabilities (See Notes 17 and 18)                                  --                      --
Partners' capital/owners' equity (deficit):
 Partners'/owners' capital                                                              (439,123)               (442,271)
 Accumulated other comprehensive income                                                  (18,848)                  3,477
                                                                                       ---------               ---------
Total partners' capital/owners' equity (deficit)                                        (457,971)               (438,794)
                                                                                       ---------               ---------
Total liabilities and partners' capital/owners' equity (deficit)                       $ 741,249               $ 596,747
                                                                                       =========               =========

             See accompanying notes to financial statements.

                    GRAHAM PACKAGING HOLDINGS COMPANY
                         STATEMENTS OF OPERATIONS
                              (In thousands)


                                                                                 Year Ended December 31,
                                                                    1999                 1998                    1997
                                                                Consolidated         Consolidated              Combined
                                                                                 (as adjusted, Note 5)  (as adjusted, Note 5)
Net sales                                                         $716,084             $588,131                $521,707
Cost of goods sold                                                 573,431              472,731                 437,001
                                                                  --------             --------                --------

Gross profit                                                       142,653              115,400                  84,706
Selling, general, and administrative expenses                       48,016               37,765                  34,882
Special charges and unusual items                                    4,553               24,244                  24,361
                                                                  --------             --------                --------

Operating income                                                    90,084               53,391                  25,463
Recapitalization expenses                                               --               11,769                      --
Interest expense                                                    88,260               68,379                  14,940
Interest income                                                       (786)                (371)                 (1,510)
Other (income) expense                                                (729)                (122)                    755
Minority interest                                                     (442)                  --                     165
                                                                  --------             --------                --------

Income (loss) before income taxes and extraordinary item             3,781              (26,264)                 11,113
Income tax provision                                                 2,526                1,092                     600
                                                                  --------             --------                --------

Income (loss) before extraordinary item                              1,255              (27,356)                 10,513
Extraordinary loss from early extinguishment of debt                    --                  675                      --
                                                                  --------             --------                --------

Net income (loss)                                                 $  1,255             $(28,031)               $ 10,513
                                                                  ========             ========                ========


             See accompanying notes to financial statements.

                    GRAHAM PACKAGING HOLDINGS COMPANY
         STATEMENTS OF PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
                              (In thousands)


                                                                                 Notes         Accumulated
                                                             Partners'/     Receivable for        Other
                                                               Owners'         Ownership      Comprehensive
                                                               Capital         Interests          Income            Total
Combined balance at January 1, 1997, as previously
  reported                                                    $  38,715        $(20,240)         $ (1,670)        $  16,805

 Add adjustment for the cumulative effect of applying
   retroactively the change in the accounting method
   for valuing inventory from LIFO to FIFO (Note 5)               1,669              --                --             1,669

                                                              ---------        --------          --------         ---------

Combined balance at January 1, 1997, as adjusted                 40,384         (20,240)           (1,670)           18,474

 Net income for the year, as adjusted                            10,513              --                --            10,513
 Cumulative translation adjustment                                   --              --             1,864             1,864
                                                                                                                  ---------

 Comprehensive income, as adjusted                                                                                   12,377

 Cash distributions to owners                                   (28,737)             --                --           (28,737)

 Other                                                              192              --                --               192
                                                              ---------        --------          --------         ---------

Combined balance at December 31, 1997, as adjusted               22,352         (20,240)              194             2,306

 Net loss for the year, as adjusted                             (28,031)             --                --           (28,031)
 Cumulative translation adjustment                                   --              --             3,283             3,283
                                                                                                                  ---------

 Comprehensive income, as adjusted                                                                                  (24,748)

 Cash distributions to owners                                    (6,852)             --                --            (6,852)

 Recapitalization                                              (429,740)         20,240                --          (409,500)
                                                              ---------        --------          --------         ---------

Consolidated balance at December 31, 1998                      (442,271)             --             3,477          (438,794)

 Net income for the year                                          1,255              --                --             1,255
 Cumulative translation adjustment                                   --              --           (22,325)          (22,325)
                                                                                                                  ---------

 Comprehensive income                                                                                               (21,070)




 Recapitalization                                                 1,893              --                --             1,893
                                                              ---------        --------          --------         ---------

Consolidated balance at December 31, 1999                     $(439,123)             --          $(18,848)        $(457,971)
                                                              =========        ========          ========         =========


             See accompanying notes to financial statements.

                    GRAHAM PACKAGING HOLDINGS COMPANY
                         STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                                                  Year Ended December 31,
                                                                     1999                 1998                    1997
                                                                 Consolidated         Consolidated              Combined
                                                                                  (as adjusted, Note 5)  (as adjusted, Note 5)
Operating activities:
 Net income (loss)                                                $   1,255            $  (28,031)             $  10,513
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                    53,247                39,281                 41,039
    Amortization of debt issuance fees                                4,749                 3,823                    320
    Accretion of senior discount notes                               12,395                10,085                     --
    Extraordinary loss                                                   --                   675                     --
    Write-off of license fees                                            --                 1,436                     --
    Minority interest                                                  (442)                   --                    165
    Equity in earnings of joint venture                                (231)                 (274)                  (200)
    Foreign currency transaction (gain) loss                            (11)                   43                  1,124
    Other non-cash recapitalization expense                           1,865                 3,419                     --
   Changes in operating assets and liabilities, net of
    acquisitions of businesses:
    Accounts receivable                                             (25,262)               (1,565)               (10,918)
    Inventories                                                     (12,315)                 (801)                (3,905)
    Prepaid expenses and other current assets                        (2,955)               (4,025)                (3,935)
    Other non-current assets and liabilities                          1,099                   450                    565
    Accounts payable and accrued expenses                            22,131                17,291                 32,137
                                                                  ---------            ----------              ---------
Net cash provided by operating activities                            55,525                41,807                 66,905

Investing activities:
   Net purchases of property, plant, and equipment                 (170,972)             (133,912)               (53,173)
   Acquisitions of/investments in businesses, net of cash
    acquired                                                        (10,284)              (45,152)               (19,016)
   Other                                                               (500)               (2,130)                   (88)
                                                                  ---------            ----------              ---------
Net cash used in investing activities                              (181,756)             (181,194)               (72,277)

Financing activities:
   Proceeds from issuance of long-term debt                         480,462             1,130,411                174,049
   Payment of long-term debt                                       (354,152)             (271,068)              (136,430)
   Recapitalization debt repayments                                      --              (264,410)                    --
   Recapitalization owner note repayments                                --                20,240                     --
   Recapitalization cash distributions to owners                         --              (429,566)                    --
   Other cash distributions to owners                                    --                (6,852)               (28,073)
   Debt issuance fees                                                  (123)              (39,100)                    --
                                                                  ---------            ----------              ---------
Net cash provided by financing activities                           126,187               139,655                  9,546

Effect of exchange rate changes                                      (1,449)                  (10)                  (387)
                                                                  ---------            ----------              ---------



Increase (decrease) in cash and cash equivalents                     (1,493)                  258                  3,787
Cash and cash equivalents at beginning of year                        7,476                 7,218                  3,431
                                                                  ---------            ----------              ---------
Cash and cash equivalents at end of year                          $   5,983            $    7,476              $   7,218
                                                                  =========            ==========              =========


             See accompanying notes to financial statements.

                     GRAHAM PACKAGING HOLDING COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The consolidated and combined financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Graham Packaging Group (as defined). Prior to February 2, 1998, these operations of the Graham Packaging Group were under common control by virtue of ownership by the Donald C. Graham family. In addition, the 1999 and 1998 consolidated financial statements of the Group include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the New Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the New Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Group include the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastik Ambalaj A.S.; and Graham Packaging Deutschland GmbH as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the consolidated financial statements of the Group include the operations of Graham Packaging Argentina S.A. as a result of the acquisition of companies in Argentina. Since July 6, 1999 the consolidated financial statements of the Group include the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. (Refer to Note 3 for a discussion of each of these investments). These entities and assets are referred to collectively as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see
Note 2), the financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization to the "Group" on a combined basis. The combined financial statements include the accounts and results of operations of the Group for all periods that the operations were under common control. All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

     Since the Recapitalization, Holdings has had no assets, liabilities or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II and the Senior Discount Notes and related unamortized issuance costs. Holdings has fully and unconditionally guaranteed the Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis. Holdings is jointly and severely liable with GPC Capital Corp. II with respect to all obligations on the Senior Discount Notes of Holdings and GPC Capital Corp. II.

Description of Business

     The Group sells plastic packaging products principally to large, multinational companies in the automotive, food and beverage, and household cleaning and personal care industries. The Group has manufacturing facilities in the United States, Canada, United Kingdom, France, Germany, Italy, Poland, Turkey, Hungary, Argentina and Brazil.

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

Inventories

     Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method (see Note 5).

Property, Plant and Equipment

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Lease amortization is included in depreciation expense. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets.

Other Assets

     Other assets include debt issuance fees, goodwill, license fees and other intangible assets. Debt issuance fees totaled $27.6 million and $32.3 million as of December 31, 1999 and 1998, respectively. These amounts are net of accumulated amortization of $8.5 million and $3.8 million as of December 31, 1999 and 1998, respectively. Amortization is computed by the effective interest method over the term of the related debt for debt issuance fees and by the straight-line method for goodwill, license fees and other intangible assets. The term used in computing amortization for goodwill is twenty years, and for license fees and other intangible assets, from three to ten years. Accumulated amortization of

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

goodwill was $1,885,000 and $342,000 as of December 31, 1999 and 1998,
respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.

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

Foreign Currency Translation

     The Group uses the local currency as the functional currency for all foreign operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners' capital/owners' equity (deficit).

Comprehensive Income

     Foreign currency translation adjustments are included in other comprehensive income and added with net income to determine total comprehensive income which is displayed in the Statements of Partners' Capital/Owners' Equity (Deficit).

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

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

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

Postemployment Benefits

     The Group maintains a Supplemental Income Plan which provides postemployment benefits to a certain employee of the Group. Accrued postemployment benefits of $697,000 and $713,000 as of December 31, 1999 and 1998, respectively, were included in other non-current liabilities.


Computer Software Developed for Internal-Use

     As of January 1, 1999, the Group adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed for Internal-Use." This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of this SOP did not have a significant impact on the financial results of the Group for the year ended December 31, 1999.

Start-Up Activities

     As of January 1, 1999, the Group adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this SOP did not have a significant impact on the financial results of the Group for the year ended December 31, 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain Reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. These reclassifications had no impact on the 1997 financial statement presentation.

New Accounting Pronouncements Not Yet Adopted

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of FASB Statement No. 133 ("SFAS No. 133") to all fiscal quarters and all fiscal years beginning after June 15, 2000. Management has not completed

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

its review of SFAS No. 133 and has not determined the impact adoption will have on the Group's results of operations or financial position.

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

     The principal components and consequences of the Recapitalization included the following:

     -    A change in the name of Holdings to Graham Packaging Holdings
          Company;

     - The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";

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

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

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

     As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees, which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $9.6 million had been expensed as of December 31, 1999, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 14.

3.  Acquisitions

Purchase of Certain Plants of Crown, Cork & Seal:

     On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price
(including acquisition-related costs) of $41.4 million, net of liabilities assumed. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

beginning on July 27, 1998. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


Current assets                                         $21,965
Property, plant and equipment                           29,845
Other assets                                             2,274
Goodwill                                                14,725
                                                       -------
Total                                                   68,809
Less liabilities assumed                                27,381
                                                       -------
Net cost of acquisition                                $41,428
                                                       =======

Purchase of Rheem-Graham Embalagens, Ltda:

     On April 30, 1997, Graham Packaging do Brasil Industria e Comercio S.A., then a wholly owned subsidiary of Holdings with no operations, and owners of Holdings, acquired 80% of the operating assets of Rheem-Graham Embalagens Ltda., which manufactures and sells plastic packaging products, from Rheem Empreendimentos Industrialis e Comerciais. Rheem Empreendimentos Industrialis e Comerciais contributed the remaining 20% of the operating assets of Rheem-Graham Embalagens Ltda. in exchange for a 20% minority interest in Graham Packaging do Brasil Industria e Comercio S.A. The purchase price related to the 80% of the operating assets of Rheem-Graham Embalagens Ltda. was approximately $21.1 million, which was funded through borrowings under the Group's bank facilities. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the business acquired by Graham Packaging do Brasil Industria e Comercio S.A. are included in the financial statements of the Group beginning on April 30, 1997, less a minority interest amount equal to 20% of Graham Packaging do Brasil Industria e Comercio S.A. owned by the unaffiliated entity. The purchase price has been allocated to assets acquired and liabilities assumed based upon fair values on the date of acquisition. The fair value of assets and liabilities acquired and contributed to Graham Packaging do Brasil Industria e Comercio S.A. is summarized as follows (in thousands):


Net working capital                                    $ 2,451
Property, plant and equipment                           23,679
                                                       -------
                                                       $26,130
                                                       =======

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

In February 1998, the Group acquired the remaining 20% minority interest of $4,983,000 in Graham Packaging do Brasil Industria e Comercio S.A. from Rheem Empreendimentos Industrialis e Comerciais for $2,995,000. The difference of $1,988,000 has been recorded as a reduction of the carrying amount of property, plant & equipment.

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


Current Assets  . . . . . . . . . . . . . . . . .      $ 2,831
Property, plant and equipment . . . . . . . . . .        4,840
Goodwill  . . . . . . . . . . . . . . . . . . . .        9,044
                                                       -------

Total . . . . . . . . . . . . . . . . . . . . . .       16,715
Less liabilities assumed  . . . . . . . . . . . .        8,244
                                                       -------

Net cost of acquisition . . . . . . . . . . . . .      $ 8,471
                                                       =======


Investment in Limited Partnership of PlasPET Florida, Ltd.

     On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.2 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

beginning on July 6, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


Current Assets  . . . . . . . . . . . . . . . . .       $  443
Property, plant and equipment . . . . . . . . . .        4,689
Other Assets                                               132
Goodwill  . . . . . . . . . . . . . . . . . . . .        2,841
                                                        ------

Total . . . . . . . . . . . . . . . . . . . . . .        8,105
Less liabilities assumed  . . . . . . . . . . . .        6,907
                                                        ------

Net cost of acquisition . . . . . . . . . . . . .       $1,198
                                                        ======

Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

                                             Year Ended December 31,
                                             -----------------------
                                             1999              1998
                                             ----              ----
                                                 (In thousands)
Net sales                                  $721,756          $645,578
Net income (loss)                              (142)          (29,334)


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

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

4.  Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts of $1,791,000 and $1,435,000 at December 31, 1999 and 1998,
respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

     The Group's sales to one customer, which exceeded 10% of total sales in each of the past three years, were 10%, 12% and 14% for the years ended December 31, 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, approximately 60%, 34% and 6% of the sales to this customer were made in the United States, Europe and Canada, respectively.

5.  Inventories

     Inventories consisted of the following:

                                                  December 31,
                                                  ------------
                                             1999              1998
                                             ----              ----
                                                 (In thousands)
Finished goods                             $32,551            $23,497
Raw materials and parts                     20,296             17,750
                                           -------            -------
                                           $52,847            $41,247
                                           =======            =======


     Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the LIFO method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for the year ended December 31, 1998 by approximately $2.0 million and increased the net income for the year ended December 31, 1997 by approximately $0.3 million. Prior to restatement, the LIFO reserve was $0.0 million at December 31, 1998.

6.  Accrued Expenses

     Accrued expenses consisted of the following:

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

                                                     December 31,
                                                     ------------
                                                  1999           1998
                                                  ----           ----
                                                    (In thousands)
Accrued employee compensation and benefits      $21,116         $19,983
Special charges and unusual items                 1,798           7,744
Accrued interest                                 21,432          16,736
Other                                            28,923          26,968
                                                -------         -------
                                                $73,269         $71,431
                                                =======         =======


7.  Debt Arrangements

     Long-term debt consisted of the following:

                                                     December 31,
                                                     ------------
                                                  1999           1998
                                                  ----           ----
                                                    (In thousands)
Term loan                                     $   561,850      $466,800
Revolving loan                                     92,500        61,000
Revolving credit facilities                         8,709         7,055
Senior Subordinated Notes                         225,000       225,000
Senior Discount Notes                             123,092       110,697
Other                                               5,949         4,845
                                              -----------      --------
                                                1,017,100       875,397
Less amounts classified as current                 24,370        11,929
                                              -----------      --------
                                              $   992,730      $863,468
                                              ===========      ========


     On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of an additional $175 million. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused portion of the revolving loan facilities at December 31, 1999 and 1998 was $162.5 million and $194.0 million, respectively.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

     The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Group's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. The Group's Net Leverage Ratio being above 5.15:1.0 at
March 31, 2000 is not an event of default under the New Credit Agreement.
In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     Substantially all domestic tangible and intangible assets of the Group are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendment.

     The Recapitalization also included the issuance of $225 million in Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds in Senior Discount Notes ($169 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable beginning January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

     At December 31, 1999, the Operating Company had entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

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

      The Group's effective rate on the outstanding borrowings under the term loan and revolving loan was 8.40% and 7.73% at December 31, 1999 and 1998, respectively.

     The Group had several variable-rate revolving credit facilities denominated in U.S. Dollars, French Francs and Italian Lire, with aggregate available borrowings at December 31, 1999 equivalent to $14.5 million. The Group's average effective rate on borrowings of $8.7 million on these credit facilities at December 31, 1999 was 8.53%. The Group's average effective rate on borrowings of $7.1 million on these credit facilities at December 31, 1998 was 4.95%.

     Interest paid during 1999, 1998 and 1997, net of amounts capitalized of $3,727,000, $2,639,000 and $615,000, respectively, totaled $66,166,000, $41,985,000 and $14,900,000, respectively.

     The annual debt service requirements of the Group for the succeeding five years are as follows: 2000--$24.4 million; 2001--$21.1

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

million; 2002--$25.7 million; 2003--$28.1 million and 2004--$186.1 million.

8.  Fair Value of Financial Instruments and Derivatives

     The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

     The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

     The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information and was estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Other long-term debt includes the Senior Discount Notes and $150 million of Senior Subordinated Notes and totaled approximately $273.1 million and $260.7 million at December 31, 1999 and 1998, respectively. The fair value of this long-term debt, including the current portion, was approximately $256.7 million and $271.4 million at December 31, 1999 and 1998, respectively.

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

     The following table presents information for all interest rate instruments. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore is not a direct measure of the Group's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts. The carrying value, which represents accrued interest due to counterparties under swap agreements, was not significant.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

                                                   1999                  1998
(in thousands)                                     ----                  ----
Notional amount                                  $450,000              $450,000
Fair value                                          9,283                (8,784)


     Although derivatives are an important component of the Group's interest rate management program, their incremental effect on interest expense for 1999, 1998 and 1997 was not significant.

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

     Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. There were no currency forward contracts outstanding at December 31, 1999. At December 31, 1998 the Group had foreign currency forward exchange contracts totaling $5,793,000 with a fair value of $5,936,000. The deferred gains and losses on these instruments were not significant.

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

9.  Lease Commitments

     The Group was a party to various leases involving real property and equipment during 1999, 1998 and 1997. Total rent expense for operating leases amounted to $13,505,000 in 1999, $10,627,000 in 1998 and
$9,599,000 in 1997. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 1999, are as follows: 2000--$8,516,000; 2001--$7,909,000; 2002--$6,993,000; 2003--
$5,887,000; 2004--$4,636,000; and thereafter--$8,619,000.

10.  Transactions with Affiliates

     Transactions with entities affiliated through common ownership included the following:

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                           1999                1998                1997
                                                                           ----                ----                ----
                                                                                          (In thousands)

Equipment purchases from affiliates                                      $20,367             $22,045              $11,104

Management services provided by affiliates, including
 management, legal, tax, accounting, insurance, treasury, and
 employee benefits administration services                               $ 2,028             $ 2,071              $ 2,820

Management services provided and sales to Graham Engineering
 Corporation, including engineering services and raw materials           $ 2,453             $ 1,414              $   945

Interest income on notes receivable from owners                               --             $   103              $ 1,026


     Account balances with affiliates include the following:

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                         1999                    1998
                                                                                         ----                    ----
                                                                                                (In thousands)
Accounts receivable                                                                      $529                   $1,116
Accounts payable                                                                         $513                   $2,804


     Certain land and buildings included in the accompanying financial statements were leased by the Group from the control group of owners under operating leases until the assets were contributed to the Group. The lease payments totaling zero in 1999 and 1998 and approximately $2.6 million in 1997 are classified as distributions to owners in the accompanying financial statements. The depreciation and operating expenses related to the land and buildings are included in the operations of the Group. Certain of the real property leased from the control group was contributed to the Group as part of the Recapitalization and the related leases were terminated.

11.  Pension Plans

     Substantially all employees of the Group participate in noncontributory, defined benefit or defined contribution pension plans.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

     The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Group's policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over a period of ten years. U.S. Plan assets consist of a diversified portfolio including U.S. Government securities, certificates of deposit issued by commercial banks, and domestic common stocks and bonds.

     Prior to the Recapitalization, the Group participated in a plan sponsored by an affiliated company. As part of the Recapitalization, the Group's portion of pension obligations and related plan assets were spun off into a newly established plan. The transactions resulted in a one-time allocation of additional plan assets.

     The following table sets forth the change in the Group's benefit obligation and pension plan assets at market value for the years ended December 31, 1999 and 1998:

                                                                                         1999                    1998
                                                                                         ----                    ----
Change in benefit obligation:                                                                                 (In thousands)
Benefit obligation at beginning of year                                                $(23,568)               $(17,690)
Service cost                                                                             (2,034)                 (1,738)
Interest cost                                                                            (1,640)                 (1,356)
Benefits paid                                                                               436                     437
Change in benefit payments due to experience                                                (10)                   (903)
Effect of exchange rate changes                                                            (207)                    210
Decrease (increase) in benefit obligation due to change in discount rate                  2,149                  (1,863)
Increase in benefit obligation due to plan experience                                      (221)                   (112)
Increase in benefit obligation due to plan change                                          (347)                   (553)
                                                                                       --------                --------
Benefit obligation at end of year                                                      $(25,442)               $(23,568)


Change in plan assets:
Plan assets at market value at beginning of year                                       $ 20,263                $ 14,871
Actual return on plan assets                                                              2,832                   2,299
Foreign currency exchange rate changes                                                      196                    (198)
Employer contribution                                                                     1,882                   2,304
Benefits paid                                                                              (436)                   (437)
Acquisitions (spin off from affiliated company)                                             (84)                  1,424
                                                                                       --------                --------
Plan assets at market value at end of year                                               24,653                  20,263

Funded status                                                                              (789)                 (3,305)
Unrecognized net actuarial loss                                                          (2,948)                    135
Unrecognized prior service cost                                                           1,244                     981
                                                                                       --------                --------
Accrued pension expense                                                                $ (2,493)               $ (2,189)
                                                                                       ========                ========

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

     The accrued pension expense of $2,493,000 at December 31, 1999 consists of $2,806,000 accrued pension expense for the U.S. Plan and $313,000 prepaid pension asset for the Canadian Plan. The accrued pension expense of $2,189,000 at December 31, 1998 consists of $2,362,000 accrued pension expense for the U.S. Plan and $173,000 prepaid pension asset for the Canadian Plan.

     The projected benefit obligations for these plans were determined using discount rates of 7.5 percent as of December 31, 1999 and 7.0 percent as of December 31, 1998 in the United States and 7.0 percent as of December 31, 1999 and 1998 in Canada. The assumed long-term rate of return on United States plan assets for 1999 and 1998 was 8.0 percent and for Canadian plan assets was 8.0 percent for 1999 and 8.75 percent for 1998. The weighted average rate of increase used for future compensation levels was 5.0 percent for 1999, 1998 and 1997 in the United States and
5.0 percent for 1999 and 6.5 percent for 1998 and 1997 in Canada.

     The Group's net pension cost for its defined benefit pension plans includes the following components:

                                                          Year Ended December 31,
                                                          -----------------------
                                                      1999         1998          1997
                                                      ----         ----          ----
                                                              (In thousands)
Service cost                                         $2,033       $ 1,738      $ 1,415
Interest cost                                         1,640         1,356        1,176
Net investment return on plan assets                 (2,839)       (2,167)      (1,082)
Net amortization and deferral                         1,366         1,032          121
                                                     ------       -------      -------

Net periodic pension costs                           $2,200       $ 1,959      $ 1,630

                                                     ======       =======      =======

     The Group sponsors a defined contribution plan under Internal Revenue Code Section 401(k) which covers all hourly and salaried employees other than employees represented by a collective bargaining unit. The Group also sponsored other defined contribution plans under collective bargaining agreements. The Group's contributions are determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Group's costs for these plans for 1999, 1998, and 1997 were $875,000, $804,000 and $742,000, respectively.

12.  Partners' Capital/Owners' Equity

     Owners' equity included the partners' capital and shareholders' equity of the various entities and operations included in the financial statements, as described in Note 1. Prior to the Recapitalization, as described in Note 2, owners' equity included the partners' capital and shareholders' equity of those entities and operations included in the combined financial statements. Effective January 1, 1994, pursuant to an ownership structure reorganization of Holdings and several affiliated entities, Holdings obtained 60% of the outstanding voting interests of members of the Group operating in France, Italy, and the United Kingdom. The remaining 40% of the outstanding voting interests was obtained directly by owners of Holdings. Also, Holdings obtained 99% of the voting interest in Graham Recycling Company, L.P. During 1995, the members

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

operating in France and Italy issued 100% of their nonvoting preferred interests to Holdings.

     At December 31, 1997, Holdings owned 100% of the outstanding stock of Graham Packaging Canada, Ltd., a Canadian corporation, 15.8% of the outstanding stock of Graham Packaging do Brasil Industria e Comercio S.A. and a 99% limited partnership interest in the Operating Company. The remaining 1% interest in Graham Recycling Company, L.P. and the Operating Company were owned directly by owners of Holdings. In addition, 64.2% of Graham Packaging do Brasil Industria e Comercio S.A. was owned directly by owners of Holdings and the remaining 20% was owned by an unrelated entity. As noted in Note 3, in February 1998, the Group acquired the remaining 20% interest in Graham Packaging do Brasil Industria e Comercio S.A.

     At December 31, 1997, Holdings held notes receivable from limited partners of $20,240,000, bearing interest at 5.07% for partnership interests in it. The notes were classified as a reduction of owners' equity in the balance sheets. As a result of the Recapitalization (see note 2), this obligation was repaid by the limited partners in 1998.

     At December 31, 1998, Holdings owned a 99% direct limited partnership interest in the Operating Company. The remaining 1% interest in the Operating Company is owned as a general partnership interest by GPC Opco GP LLC, which is 100% owned by Holdings. The Operating Company in turn owns a 99% interest and, through its 100% owned subsidiary GP Sub GP, LLC, a 1% general partnership interest in the various entities and operations included in the financial statements, as described in Note 1, except for Graham Packaging Canada, Ltd., GPC Capital Corp. I, Graham Plastpak Plastik Ambalaj A.S., where the Operating Company owns 100% of the capital stock of these subsidiaries. In addition, Holdings owns 100% of the capital stock of GPC Capital Corp. II. As a result of the Recapitalization, any interests in these entities formerly held by owners of Holdings were contributed to Holdings, which in turn contributed these interests to the Operating Company.

     At December 31, 1999, Holdings owned a 99% direct limited partnership interest in the Operating Company. The remaining 1% interest in the Operating Company is owned as a general partnership interest by GPC Opco GP LLC, which is 100% owned by Holdings. The Operating Company in turn owns a 99% interest and, through its 100% owned subsidiary GP Sub GP, LLC, a 1% general partnership interest in the various entities and operations included in the Financial statements, as described in Note 1, except for Graham Packaging Argentina S.A., Graham Packaging Canada, Ltd., GPC Capital Corp. I, and Graham Plastpak Plastik Ambalaj A.S., where the Operating Company owns 100% of the capital stock of these subsidiaries and PlasPET Florida, Ltd. where the Operating Company owns a 51% general partnership interest. In addition, Holdings owns 100% of the capital stock of GPC Capital Corp. II.

13.  Management Option Plan

     Pursuant to the Recapitalization Agreement, the Group has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

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

     The exercise price per Unit shall be at or above the fair market value of the 0.01% interest on the date of the grant. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plan is intended to advance the best interests of the Group by allowing such employees to acquire an ownership interest in the Group, thereby motivating them to contribute to the success of the Group and to remain in the employ of the Group.

     A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. As of December 31, 1998, 399.1 Unit Options were granted at an exercise price of $25,789 per unit. No options were vested, forfeited, canceled or exercised as of December 31, 1998. During 1999, 22.8 Unit Options were forfeited and 123.7 were granted. As of December 31, 1999, 500 Unit Options were granted at an exercise price of $25,789 per unit and 131.7 of the 500 were vested.

     The Group applies APB 25 in accounting for the Option Plan. The exercise price of the Unit equals the fair market value of the 0.01% interest on the date of the grant and, accordingly no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Group's pro forma net income (loss) for 1999 and 1998 would have been reflected as follows (in thousands):

                                                                         1999                 1998
                                                                         ----                 ----
As reported                                                            $1,255               $(28,031)
Pro forma                                                                 727               (28,452)


     The fair value of each option Unit is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for Units granted in 1998: pay out yield 0%, expected volatility of 0%, risk free interest rate of 5.558%, and expected life of 4.6 years; and for Units granted in 1999: pay out

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

yield 0%, expected volatility of 0%, risk free interest rate of 4.57%, and expected life of 3.6 years.

14.  Special Charges and Unusual Items

     The special charges and unusual items were as follows:

                                                          Year Ended December 31,
                                                          -----------------------
                                                      1999         1998          1997
                                                      ----         ----          ----
                                                              (In thousands)
Restructuring of facilities                          $  552      $  1,960      $ 1,222
Systems conversion                                    1,304           963          515
Litigation                                               --           285       22,624
Recapitalization compensation                         2,669        20,609           --
Aborted acquisition costs                                28           427           --
                                                     ------      --------      -------

                                                     $4,553      $ 24,244      $24,361
                                                     ======      ========      =======


     In 1997, the Group incurred $746,000 related to the restructuring of the facilities in France and $476,000 in restructuring costs at its corporate offices. In 1998, the Group incurred restructuring charges of $1,960,000 related to the decision to close a plant in Whiting, Indiana and to restructure a plant in Blyes, France. Included in the $1,960,000 is $1,200,000 related to the legal liability of severing 51 employees at the Blyes plant in France and $350,000 related to the severing of 26 employees at the Whiting, Indiana plant. In 1999, the Group incurred an additional $552,000 related to the plant closure in Whiting, Indiana and the facility restructuring in Blyes, France. The amount of the charges paid as of December 31, 1999 related to the restructuring of the facility in Blyes, France that began in 1998 was $1,480,000. The remaining accrual for this restructuring as of December 31, 1999 is $385,000.

     The systems conversion expenses relate to costs incurred by the Group as part of a multi-year project to ensure that its information systems and related hardware would be year 2000 compliant. The Group engaged outside consultants beginning in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software.

     Recapitalization expenses included in special charges and unusual items relate to compensation and to write-off of unamortized licensing fees. Additionally, Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

     The litigation costs in 1997 are primarily costs incurred and accrued by the Group for legal fees in connection with the claims against the Group for alleged patent infringements and the counterclaims brought by the Group alleging violations of federal antitrust law by the plaintiffs and amounts expected to be paid in settlement of the claims in the JCI-Schmalbach-Lubeca matter. See Note 18 to the Financial Statements.

15.  Other (Income) Expense

     Other (income) expense consisted of the following:

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                           1999                1998                1997
                                                                           ----                ----                ----
                                                                                          (In Thousands)
Foreign exchange (gain) loss                                              $ (333)             $  196              $  955
Equity income in earnings of joint ventures                                 (231)               (274)               (200)
Other                                                                       (165)                (44)                 --
                                                                          ------              ------              ------
                                                                          $ (729)             $ (122)             $  755
                                                                          ======              ======              ======


16.  Income Taxes

     Certain legal entities in the Group do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $426.4 million at December 31, 1999 and $482.6 million at December 31, 1998.

     Income of certain legal entities related principally to the foreign operations of the Group is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

                                                                                                 December 31,
                                                                                                 ------------
                                                                                         1999                    1998
                                                                                         ----                    ----
                                                                                                (In thousands)
Deferred tax assets:
 Net operating loss carryforwards                                                       $24,672                 $24,654
 Fixed assets, principally due to differences in depreciation
   and assigned values                                                                    1,165                   2,063
 Accrued retirement indemnities                                                           1,184                   1,614
 Inventories                                                                                670                     582
 Accruals and reserves                                                                      223                   1,149
 Capital leases                                                                             638                     829
 Other items                                                                                 80                      24
                                                                                        -------                 -------
Gross deferred tax assets                                                                28,632                  30,915
Valuation allowance                                                                     (14,545)                (13,903)
                                                                                        -------                 -------
Net deferred tax assets                                                                  14,087                  17,012

Deferred tax liabilities:
 Fixed assets, principally due to differences in depreciation
   and assigned values                                                                   11,966                  10,778
 Goodwill                                                                                 2,807                   4,462
 Other items                                                                                 57                      41
                                                                                        -------                 -------
Gross deferred tax liabilities                                                           14,830                  15,281
                                                                                        -------                 -------
Net deferred tax (assets) liabilities                                                   $   743                 $(1,731)
                                                                                        =======                 =======


     Deferred tax assets of $1.2 million in 1999 and $2.1 million in 1998 are included in other assets. Deferred tax liabilities of $1.9 million in 1999 and $0.3 million in 1998 are included in accrued expenses.

     The valuation allowance reduces the Group's deferred tax assets to an amount that Management believes is more likely than not to be realized.

     The 1999 provision for income taxes is comprised of $0.5 million of current provision and $2.0 million of deferred. The amounts relate entirely to the Group's foreign legal entities.

     The difference between the 1999 actual income tax provision and an amount computed by applying the U.S. federal statutory rate to earnings before income taxes is attributable to the following:

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                              1999                   1998
                                                                              ----                   ----
                                                                                     (In thousands)
Taxes at U.S. federal statutory rate                                        $  1,323               $ (9,504)
Partnership income not subject to federal income taxes                        (1,178)                 7,531
Foreign loss without current tax benefit                                       2,050                  2,617
Other                                                                            331                    448
                                                                            --------               --------
                                                                            $  2,526               $  1,092
                                                                            ========               ========


     At December 31, 1999, the Group's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $24.7 million, for which no benefit has been recognized. Of this amount, $4.7 million related to carryforwards that will expire, if unused, at various dates ranging from 2000 to 2004 and the remaining carryforwards have no expiration date.

     At December 31, 1999, the unremitted earnings of non-U.S.
subsidiaries totaling $11.1 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $325,000 of withholdings taxes would apply.

17.  Commitments

     In connection with plant expansion and improvement programs, the Group had commitments for capital expenditures of approximately $34.5 million at December 31, 1999.

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

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

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

     In June 1998, the Group finalized the settlement of the JCI-Schmalbach-Lubeca litigation. The amounts paid in settlement as well as estimated litigation expenses and professional fees did not differ materially from the amounts accrued in special charges and unusual items in respect thereof in 1997. See Note 14 to the Financial Statements.

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

19.  Segment Information

     The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. The accounting policies of the segments are consistent with those described in Note 1.

                              (In thousands)

                                                        North                         Latin
                                           Year        America         Europe        America     Eliminations       Total
                                           ----        -------         ------        -------     ------------       -----
Net sales                                    1999     $554,967        $136,748        $24,369                      $716,084
                                             1998      465,317         100,835         21,979                       588,131
                                             1997      439,977          67,408         14,322                       521,707

Special charges and unusual items            1999     $  3,750            $848           $(45)                       $4,553
                                             1998       22,245           1,572            427                        24,244
                                             1997       23,615             746             --                        24,361

Operating income (loss)                      1999      $92,962         $(4,250)        $1,372                       $90,084
                                             1998       59,922          (7,010)           479                        53,391
                                             1997       34,693          (8,841)          (389)                       25,463

Depreciation and amortization                1999      $44,023         $11,294         $2,679                       $57,996
                                             1998       31,384           9,405          2,315                        43,104
                                             1997       33,065           6,436          1,858                        41,359

Interest expense (income), net               1999      $88,142           $(629)          $(39)                     $ 87,474
                                             1998       68,331            (496)           173                        68,008
                                             1997       11,191           1,517            722                        13,430

Income tax expense (benefit)                 1999         $521            $859         $1,146                        $2,526
                                             1998           --             311            781                         1,092
                                             1997           --              28            572                           600

Identifiable assets                          1999     $724,985        $169,028        $43,545     $(196,309)       $741,249
                                             1998      569,521         172,553         38,783      (184,110)        596,747
                                             1997      321,729          80,896         36,555       (51,720)        387,460

Capital expenditures                         1999     $137,825         $31,381         $1,766                      $170,972
                                             1998      114,048          13,243          6,621                       133,912
                                             1997       33,471          11,018          8,684                        53,173

Extraordinary loss from early                1999          $--             $--            $--                           $--
extinguishment of debt                       1998          675              --             --                           675
                                             1997           --              --             --                            --

                     GRAHAM PACKAGING HOLDING COMPANY
               NOTES TO FINANCIAL STATEMENTS -- (Continued)
                            DECEMBER 31, 1999

Product Net Sales Information

The following is supplemental information on net sales by product category (in millions):



                                          Food &      Household Cleaning
                       Automotive         Beverage      & Personal Care        Total
                       ----------         --------    ------------------       -----
       1999                 $207.7        $323.1                $185.3        $716.1
       1998                  188.7         221.1                 178.3         588.1
       1997                  196.4         150.6                 174.7         521.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Holdings, which is composed of the legal entities and operations that prior to the Recapitalization, which occurred on February 2, 1998, were known as the Graham Packaging Group (the "Group"), has engaged Deloitte & Touche LLP as its independent auditors for the years ending December 31, 1999 and 1998 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of Holdings effective April 30, 1998. The action was formalized by a resolution adopted by Investor GP, as general partner of Holdings, on July 10, 1998, but effective as of April 30, 1998.

     The report of Ernst & Young LLP on the financial statements of the Group for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Group's financial statements for the year ended December 31, 1997 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.


                                 PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

     The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and their respective ages and positions at December 31, 1999 are set forth in the table below. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."



Name                      Age                    Position
----                      ---                    --------

Donald C. Graham          66    Chairman of the Advisory Committee of
                                Holdings
William H. Kerlin, Jr.    48    Vice Chairman of the Advisory Committee
                                of Holdings
Philip R. Yates           52    President and Chief Executive Officer of
                                the Operating Company
John E. Hamilton          41    Chief Financial Officer of the Operating
                                Company
G. Robinson Beeson        51    Senior Vice President and General
                                Manager, Automotive of the Operating
                                Company

Scott G. Booth            43    Senior Vice President and General
                                Manager, Household Cleaning and Personal
                                Care of the Operating Company
Roger M. Prevot           40    Senior Vice President and General
                                Manager, Food and Beverage of the
                                Operating Company
Philippe LeJeune          51    Senior Vice President and General
                                Manager, Europe of the Operating Company
George M. Lane            55    Senior Vice President Global People
                                Resources of the Operating Company
Geoffrey R. Lu            44    Vice President and General Manager,
                                Latin America of the Operating Company
George W. Stevens         56    Vice President and General Manager,
                                Canada of the Operating Company
Robert M. Gibson          60    Vice President Global Procurement of the
                                Operating Company
Jay W. Hereford           49    Vice President, Finance and
                                Administration of the Operating Company
Chinh E. Chu              33    Member of the Advisory Committee of
                                Holdings
Howard A. Lipson          36    Member of the Advisory Committee of
                                Holdings
Simon P. Lonergan         31    Member of the Advisory Committee of
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

     Philip R. Yates has served as Chief Executive Officer of the Operating Company and Opco GP since February 8, 2000. Prior to February 8, 2000 Mr. Yates served as President and Chief Executive Officer of the Operating Company since the Recapitalization. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of Opco GP and of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

     John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. Since

January 21, 1999, Mr. Hamilton has served as Chief Financial Officer of the Operating Company, Opco GP and Holdings, and has served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner since the Recapitalization. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

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

     Roger M. Prevot has served as President & Chief Operating Officer of the Operating Company and Opco GP since February 8, 2000. Prior to February 8, 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage of the Operating Company since the Recapitalization. From July 1990 to the Recapitalization, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage of the Company. From June 1991 to October 1994, Mr. Prevot also served as President and General Manager of Graham Recycling.

     Philippe LeJeune has served as Senior Vice President and General Manager, Europe of the Operating Company since October 1998. Prior to joining the company, Mr. LeJeune served as Group Vice President, Plastic Bottles for Carnaud Metalbox SA from February 1997 to October 1998, as Vice President, South Europe, for Danisco Flexible from December 1995 to February 1997 and as Division Director, CMB Flexibles, for Carnaud Metal Box from February 1992 until December 1995.

     George M. Lane has served as Senior Vice President, Global People Resources of the Operating Company since September 1998. From July 1990 to September 1998, Mr. Lane served as Vice President, Human Resources of the Operating Company.

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

     John A. Buttermore has served as Vice President and General
Manager, Food & Beverage of the Operating Company since February 8, 2000. Prior to February 8, 2000 Mr. Buttermore served as Vice President Market Development of the Operating Company which he joined November 1, 1998.

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

     Chinh E. Chu has been a Senior Managing Director of The Blackstone Group, L.P. since January 1, 2000. Prior to January 1, 2000 Mr. Chu served as a Managing Director of The Blackstone Group L.P., which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Roses, Inc. and Haynes International, Inc.

     Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P., which he joined in 1988. Since the Recapitalization, Mr. Lipson has served as President, Treasurer and Assistant Secretary of Investor LP and Investor GP and as a member of the Board of Directors of Investor LP. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Boards of Directors of Allied Waste Industries, Inc., Volume Services, Inc., AMF Group Inc., Ritvik Holdings Inc., Prime Succession Inc. and Roses, Inc.

     Simon P. Lonergan has been a Principal of The Blackstone Group, L.P. since January 1, 2000. Mr. Lonergan was previously an Associate of The Blackstone Group L.P., which he joined in 1996. Since the Recapitalization, Mr. Lonergan has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Board of Directors of CommNet Cellular, Inc. and the Advisory Committee of InterMedia Partners VI.

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

Item 11.  Executive Compensation

     The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the year ended December 31, 1999, and their respective titles at December 31, 1999.

                        Summary Compensation Table



                                                                                             Long-term
                                                    Annual Compensation                     Compensation
                                                    -------------------                     ------------
                                                                                       Awards         Payouts
                                                                                       ------         -------
                                                            <F1>                                               <F2>      <F3>
                                                                                     Restricted Securities
                                                                     Other annual      Stock    Underlying    LTIP     All Other
                                   Year       Salary       Bonus     Compensation      Awards   Options      Payouts  Compensation

Philip R. Yates                    1999       310,978      300,000        -0-           -0-        13.6       -0-        4,417
Chief Executive Officer            1998       300,019      100,474        -0-         3,866,000    63.8   2,225,000      4,800
                                   1997       250,016      120,000        -0-           -0-         -0-      -0-         5,053

John E. Hamilton                   1999       171,098      160,500        -0-           -0-        18.7      -0-         3,553
Chief Financial Officer            1998       158,520      132,864        -0-           688,000    29.8     400,000      3,586
                                   1997       133,207       60,000        -0-           -0-         -0-      -0-         3,503

G. Robinson Beeson                 1999       173,214      125,066        -0-           -0-         6.4      -0-         3,879
Senior Vice President and          1998       164,719      138,273        -0-         1,074,000    29.8      500,000     4,194
General Manager Automotive         1997       138,677       52,000        -0-           -0-         -0-      -0-         3,812

Scott G. Booth                     1999       171,518      120,089        -0-           -0-         6.4      -0-         3,557
Senior Vice President and          1998       158,104      132,489        -0-         1,074,000    29.8      500,000     3,625
General Manager Household          1997       132,463       52,000        -0-           -0-         -0-      -0-         3,600
Cleaning and  Personal Care

Roger M. Prevot                    1999       202,999      196,500        -0-           -0-         9.3      -0-         3,606
President and Chief Operating      1998       194,404      164,169        -0-         1,933,000    43.4      750,000     3,554
Officer <F4>                       1997       164,180       72,000        -0-           -0-         -0-      -0-         3,544

<F1> Represents bonus paid in the current year, but accrued in the prior year under Company's annual discretionary bonus plan.





<F2> Represents cash payments to the named executive officers which were used by the recipients to purchase shares of restricted common stock of Investor LP, the value of a grant of the same number of additional restricted shares as the shares purchased and taxes payable in respect of these awards (see Management Awards).

<F3> Represents contributions to the Company's 401(k) plan and amounts attributable to group term life insurance.

<F4> Roger M. Prevot has served as President and Chief Operating Officer of the Operating Company and Opco GP since February 8, 2000. Prior to February 8, 2000 Mr. Prevot served as Senior Vice President and General Manager, Food & Beverage.


Management Awards

     Pursuant to the Recapitalization Agreement, immediately prior to the Closing, Holdings made cash payments to approximately 20 senior level managers equal to approximately $7.0 million, which represented the aggregate value payable under Holdings' former equity appreciation plan (which was canceled upon the Closing) and additional cash bonuses.

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

     The following table sets forth certain information with respect to Options granted to the Named Executive Officers for the year ended December 31, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable
                                                                                                  Value
                                                                                            At Assumed Annual
                                                                                                  Rates
                                                                                             Of Stock Price
                                                                                            Appreciation For      Alternative:
Individual Grants                                                                                Option            Grant Date
                                                                                                  Term               Value
                                                    Percent of
                                                      total
                                        Number of    Options
                                        Securities  Granted To
                                        Underlying  Employees    Exercise
                                         Options        In        or Base                                          Grant Date
                                         Granted      Fiscal       Price     Expiration                             Present
                 Name                      (#)         Year       ($/Sh)        Date       5%($)       10%($)       Value $
                 ----                   ----------  ----------   --------    ----------    -----       ------      ----------
Philip R. Yates                            13.6       11.0%       $25,789      1/1/09     $221,000    $559,000        N/A
Chief Executive Officer


John E. Hamilton                          18.7        15.1%        25,789        "         303,000     769,000        N/A
Chief Financial Officer

G. Robinson                                6.4         5.2%        25,789        "         104,000     263,000        N/A
Beeson
Senior Vice President and
General Manager, Automotive

Scott G. Booth                             6.4         5.2%        25,789        "         104,000     263,000        N/A
Senior Vice President and General
Manager, Household Cleaning and
Personal Care

Roger M. Prevot                            9.3         7.5%        25,789        "        151,000      382,000        N/A
President and Chief Operating Officer

     The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 1999.


     TOTAL OPTION GRANTS AT DECEMBER 31, 1999



                        Number of
                       Securities
                       Underlying
                       Unexercised        Value of
                     Options at End    Unexercised In     Options at End of
                           of            the Money           Fiscal Year
       Name            Fiscal Year        Options            Exercisable
       ----          --------------    ---------------    -----------------
Philip R. Yates           77.4              $  0                20.5
Chief Executive
Officer
John E. Hamilton          48.5              $  0                10.8
Chief Financial
Officer
G. Robinson Beeson        36.2              $  0                 9.6
Senior Vice
President and
General Manager,
Automotive
Scott G. Booth            36.2              $  0                 9.6
Senior Vice
President and
General Manager,
Household Cleaning
and Personal Care
Roger M. Prevot           52.7              $  0                14.0
President and
Chief Operating
Officer

Pension Plans

     In the year ended December 31, 1999, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 11 to the Financial Statements of Graham Packaging Group for each of the three years in the period ended December 31, 1999.

     The following table shows estimated annual benefits upon retirement under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:



                            Pension Plan Table
                            ------------------

                                                       Years of Service
                                15               20             25             30             35
Remuneration                    ---             ---            ---            ---             ---
125,000                       $27,025          $36,033        $45,041        $54,049        $55,612
150,000                        33,025           44,033         55,041         66,049         67,924
175,000                        39,025           52,033         66,041         78,049         80,237
200,000                        45,025           60,033         75,041         90,049         92,549
225,000                        51,025           68,033         85,041        102,049        104,862
250,000                        57,025           76,033         95,041        114,049        117,174
300,000                        69,025           92,033        115,041        138,049        141,799
400,000                        93,025          124,033        155,041        186,049        191,049
450,000                       105,025          140,033        175,041        210,049        215,674
500,000                       117,025          156,033        195,041        234,049        240,299


     Note: The amounts shown are based on 1999 covered compensation of $33,060 for an individual born in 1934. In addition, these figures do not reflect the salary limit of $160,000 and benefit limit under the plan's normal form of $130,000 in 1999.

     The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary
Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 1999 for each of the five Named Executive

Officers participating in the plan was as follows: Philip R. Yates, 28 years; John E. Hamilton, 16 years; G. Robinson Beeson, 25 years; Scott G. Booth, 12 years; and Roger M. Prevot, 12 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the Pension Table are not subject to deduction for Social Security or other offset amounts.

     The Recapitalization Agreement provided that assets of the Graham Engineering defined benefit plan related to employees not covered by collective bargaining agreements will be transferred to a new non-contributory defined benefit plan sponsored by the Company for such employees. Such was completed in 1999.

401(k) Plan

     During 1999 the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 1997, 1998, and 1999 were $742,000, $804,000, and $875,000, respectively.
See Note 11 to the Financial Statements of Graham Packaging Group for each of the three years in the period ended December 31, 1999.

     Pursuant to the Recapitalization Agreement, assets of this plan related to Company employees were transferred to a new plan sponsored by the Company following the Closing of the Recapitalization.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the limited partnership and general partnership interests in the Issuers, as of the date hereof, by
(i) each person who is known by the Issuers to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings and each of the executive officers of the Operating Company and
(iii) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company as a group. For a more detailed discussion of certain ownership interests following the Recapitalization, see " Business--The Recapitalization" (Item 1) and "Certain Relationships and Related Party Transactions" (Item 13).

                                                           Name and Address             Type of      Percentage
Issuer                                                    of Beneficial Owner           Interest      Interest
------                                                    -------------------           --------     ----------
Graham Packaging Company, L.P.                     Holdings                          Limited             99%
                                                                                     Partnership
                                                   Opco GP<F1>                       General             1%
                                                                                     Partnership
GPC Capital Corp. I                                Operating Company                 Common Stock       100%
Graham Packaging Holdings Company                  Investor LP<F2>                   Limited             81%
                                                   Investor GP<F2>                   General             4%
                                                                                     Partnership
                                                   GPC Holdings, L.P. <F3>           Limited             14%
                                                                                     Partnership
                                                   Graham Packaging                  General             1%
                                                   Corporation<F3>                   Partnership
GPC Capital Corp. II                               Holdings                          Common Stock       100%

<F1> Opco GP is a wholly owned subsidiary of Holdings.
<F2> Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone, Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman and Howard A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Management--Management Awards." In addition, an affiliate of DB Alex. Brown LLC and Deutsche Bank AG, two of the Initial Purchasers of the Old Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.

<F3> GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham family. The address of both is
                                              c/o Graham Capital Company, 1420 Sixth Avenue, York,
                                              Pennsylvania 17403.


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

     Prior to the Closing, York Transportation and Leasing, Inc. (an affiliate of the Graham Partners), as lessor, and Graham Packaging Canada, Ltd., as lessee, were parties to three lease agreements relating to properties located in Mississauga, Ontario, Burlington, Ontario and Anjou, Quebec. For the year ended December 31, 1997, the Company paid York Transportation and Leasing $0.6 million in the aggregate pursuant to such lease agreements. Upon the Closing, the real property subject to each such lease agreement was contributed to the Operating Company as part of the Graham Contribution. See "The Recapitalization."

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

     For the year ended December 31, 1997, the Company also paid Graham Partners, Inc. (formerly known as Viking Graham Corporation, an affiliate of the Graham Partners) $0.6 million for certain consulting services.

     All of the agreements described above were terminated upon the Closing.

     At the time of the Recapitalization, Donald C. Graham and Jean
Rubie were each one-third owners of Techne Technipack Engineering Italia S.p.A. ("Techne"). Techne supplies shuttle blow-molders to many of the Company's non-U.S. facilities. The Company paid Techne approximately $5.2 million and $3.5 million for such equipment for the year ended December 31, 1998 and 1997, respectively. Prior to the Recapitalization, Mr. Rubie served as General Manager, Europe, of the Company. During 1998 and subsequent to the Recapitalization, Mr. Graham sold his ownership interest in Techne.

     Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $20.4 million, $16.8 million and $11.3 million for such services and equipment for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has provided certain services to Graham Engineering. Graham Engineering paid the Company approximately $2.5 million, $1.4 million and $1.0 million for such services for the years ended December 31, 1999, 1998 and 1997, respectively.

     Graham Family Growth Partnership and Graham Partners, Inc. have supplied management services to the Company since the Recapitalization. The Company paid Graham Family Growth Partnership and Graham Partners, Inc. approximately
$1.0 million and $1.1 million for such services for the years ended
December 31, 1999 and 1998, respectively.

     Blackstone has supplied management services to the Company since the Recapitalization. The Company paid Blackstone approximately $1.0 million for such services for each of the two years ended December 31, 1999 and 1998.

     The Company has entered into an Airplane Time-Sharing Agreement with Graham Capital Company in conjunction with the Recapitalization. Other parties to the agreement were Graham Architectural Products Corporation, Graham Partners, Inc., Western Industries, Inc. and Graham Engineering Corporation. The Company paid $18,000 and $3,500 for the years ended December 31, 1999 and 1998, respectively, pursuant to such agreement.

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

     As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at
March 31, 2000 is not an event of default under the New Credit Agreement.

      The Company is currently discussing with its bank lenders a proposed Second Amendment to the New Credit Agreement and a proposed First Amendment to the Capital Call Agreement (collectively, the "Second Amendment"). Among other things, the Second Amendment would change the date as of which the Company's Net Leverage Ratio is measured for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution from March 31, 2000 to September 30, 2000; allow a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000; change the terms under which the Company can access
$100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allow the proceeds of the equity contribution (if required) to be applied to the Revolving Credit Loans; increase the top level of the interest rate pricing grid by 25 basis points; and change certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. The Second Amendment requires approval by Lenders having more than 50% of the sum of all loans and unused commitments and there is no assurance that such approval will be obtained.

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

The Partnership Agreements

The Operating Company Partnership Agreement

     The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Upon the Closing of the Recapitalization, the name of the Operating Company was changed to "Graham Packaging Company, L.P." The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined).

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

Partners Registration Rights Agreement

     Pursuant to the Recapitalization Agreement, upon the Closing, Holdings, CapCo II, the Continuing Graham Partners, the Equity Investors and Blackstone entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Continuing Graham Partners and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless Blackstone and its affiliates are selling their shares in such offering) and (ii) to the Equity Investors, Blackstone and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Continuing Graham Partners, the Equity Investors, Blackstone and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See "The Partnership Agreements--Holdings Partnership Agreement."

Certain Business Relationships

     Equipment Sales Agreement. Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Engineering entered into the Equipment Sales, Service and Licensing Agreement ("Equipment Sales Agreement"), which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering's larger-sized proprietary extrusion blow molding wheel systems ("Graham Wheel Systems"), at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties, (ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions set forth in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of the Closing and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic bottles representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. After December 31, 1998, either party may terminate the other party's right to receive consulting services. Effective January 21, 2000 Holdings terminated Graham Engineering's rights to receive consulting services from Holdings.

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

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


     (a)  The following Financial Statement Schedules are included herein:


     Schedule I - Registrant's Condensed Financial Statements


     Schedule II - Valuation and Qualifying Accounts


          All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.


     (b) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit

Number       Description of Exhibit
------       ----------------------

2.1       -  Agreement  and   Plan  of   Recapitalization,  Redemption   and
             Purchase dated  as  of December  18,  1997,  as amended  as  of
             January  29,  1998,  by  and  among Graham  Packaging  Holdings
             Company,   BCP/Graham  Holdings   L.L.C.,  BMP/Graham  Holdings
             Corporation and the  other parties named therein  (incorporated
             herein  by  reference  to  Exhibit  2.1  to  the   Registration
             Statement on Form S-4 (File No. 333-53603-03)).

2.2       -  Purchase  Agreement   dated  January  23,   1998  among  Graham
             Packaging  Holdings  Company,  Graham Packaging  Company, L.P.,
             GPC  Capital Corp.  I,  GPC Capital  Corp.  II, BT  Alex. Brown
             Incorporated, Bankers Trust International PLC,  Lazard Freres &
             Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form
             S-4 (File No. 333-53603-03)).

2.3       -  Purchase Agreement  between  CarnaudMetalbox  S.A.  and  Graham
             Packaging Company, L.P. dated as of July 27, 1998 (incorporated herein by reference to Exhibit 2.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-53603-03)).

3.1       -  Certificate  of   Limited  Partnership   of  Graham   Packaging
             Company, L.P. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

3.2       -  Amended  and  Restated  Agreement  of  Limited  Partnership  of
             Graham Packaging Company, L.P. dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

3.5       -  Certificate  of   Limited  Partnership   of  Graham   Packaging
             Holdings Company (incorporated herein  by reference to  Exhibit
             3.5 to  the Registration Statement on  Form S-4  (File No. 333-
             53603-03)).

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

4.1       -  Indenture dated  as of February 2,  1998 among Graham Packaging
             Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and United States Trust Company of New York, as Trustee, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

4.6       -  Registration  Rights Agreement  dated as  of  February 2,  1998 among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.7       -  Indenture dated as  of February 2, 1998 among  Graham Packaging
             Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

4.8       -  Form of  10 3/4%  Senior  Discount  Note  Due  2009,  Series  A
             (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

10.1      -  Credit  Agreement  dated as  of February  2, 1998  among Graham
             Packaging Holdings Company, Graham Packaging Company, L.P., GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

10.2      -  Consulting  Agreement dated  as  of  February 2,  1998  between
             Graham Packaging Holdings Company and Graham Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

10.3      -  Equipment  Sales, Service and  License Agreement dated February
             2, 1998 between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.4      -  Forms of  Retention Incentive Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.5      -  Forms of Severance Agreement (incorporated  herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.6      -  Registration  Rights  Agreement by  and among  Graham Packaging
             Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.7      -  Monitoring Agreement dated as of February 2, 1998  among Graham
             Packaging Holdings Company, Graham Packaging Company, L.P. and Blackstone (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

10.8      -  Management  Stockholders  Agreement  (incorporated  herein   by
             reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

10.12     -  First  Amendment to  Credit Agreement  dated as  of August  13,
             1998 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-53603-03)).

18        -  Letter  re Change in Accounting Principles (incorporated herein by reference to Exhibit 18  to the Quarterly Report on Form 10-
             Q for the quarterly period  ended September 26, 1999  (File No.
             333-53603-03)).

21.1      -  Subsidiaries of Graham Packaging Holdings Company.

24        -  Power of Attorney--Page II- of Form 10-K.

27        -  Financial Data Schedule

99.1      -  Form of  Fixed Rate Senior  Subordinated Letter of  Transmittal
             (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.2      -  Form of  Fixed Rate  Senior Subordinated  Notice of  Guaranteed
             Delivery (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

99.3      -  Form   of  Floating   Rate   Senior  Subordinated   Letter   of
             Transmittal (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

99.4      -  Form of Floating Rate Senior Subordinated  Notice of Guaranteed
             Delivery (incorporated herein by reference 99.4 to Exhibit to the Registration Statement on Form S-4 (File No. 333-53603-
             03)).

99.5      -  Form of  Senior Discount  Letter  of Transmittal  (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.6      -  Form  of   Senior  Discount   Notice  of  Guaranteed   Delivery
             (incorporated herein by reference to Exhibit 99.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

(c) Reports on Form 8-K

     No Reports on Form 8-K were required to be filed during the quarter ended December 31, 1999.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: March 23, 2000




                           GRAHAM PACKAGING HOLDINGS COMPANY
                           (Registrant)

                           By: BCP/Graham Holdings L.L.C., its General Partner




                           By:     /s/ John E. Hamilton
                                   Name: John E. Hamilton
                                   Title:  Vice President, Finance and
                                           Administration (chief accounting
                                           officer and duly authorized officer)

                            POWER OF ATTORNEY


     We, the undersigned officers of BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, and directors of BMP/Graham Corporation, as sole member of BCP/Graham Holdings L.L.C., as the general partner of Graham Packaging Holdings Company, do hereby constitute and appoint Philip R. Yates and John E. Hamilton, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 23rd day of March, 2000 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:




       Signature                              Title
       ---------                              -----

  /s/ Howard A. Lipson   President, Treasurer and Assistant Secretary
    Howard A. Lipson     (Principal Executive Officer) of BCP/Graham
                         Holdings L.L.C.

  /s/ John E. Hamilton   Vice President, Finance and Administration
    John E. Hamilton    (Principal Financial Officer and Principal
                         Accounting Officer) of BCP/Graham Holdings
                         L.L.C.


  /s/ Howard A. Lipson   Director of BMP/Graham Holdings Corporation
    Howard A. Lipson

    /s/ Chinh E. Chu     Director of BMP/Graham Holdings Corporation
      Chinh E. Chu

 /s/ Simon P. Lonergan   Director of BMP/Graham Holdings Corporation
   Simon P. Lonergan

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

                                                               SCHEDULE I


                    GRAHAM PACKAGING HOLDINGS COMPANY
               REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                              (In thousands)

BALANCE SHEET                                                                     December 31, 1999       December 31, 1998
-------------
Assets
Current assets                                                                     $     --                   $     --
Intangible assets, net                                                                4,877                      5,047
                                                                                   --------                   --------
   Total assets                                                                    $  4,877                   $  5,047
                                                                                   ========                   ========
Liabilities and Partners' Capital
Current liabilities                                                                $  6,977                   $  6,972
Long-term Debt                                                                      123,092                    110,697
Investment in subsidiary                                                            332,779                    326,172
                                                                                   --------                   --------
   Total liabilities                                                                462,848                    443,841
   Partners' capital                                                               (457,971)                  (438,794)
                                                                                   --------                   --------
   Total liabilities and partners' capital                                         $  4,877                   $  5,047
                                                                                   ========                   ========


STATEMENTS OF OPERATIONS                                                         Year Ended December       Year Ended December
------------------------                                                             31, 1999                    31, 1998
                                                                                                            (as adjusted, Note 5)
Equity in earnings of subsidiaries                                                  $13,825                  $ (16,485)
Recapitalization expenses                                                                --                     (1,000)
Interest expense                                                                    (12,565)                   (10,546)
Other                                                                                    (5)                        --
                                                                                   --------                   --------
 Net Loss                                                                          $  1,255                   $(28,031)
                                                                                   ========                   ========

g116


STATEMENTS OF OPERATIONS                                                      Year Ended December      Year Ended December
------------------------                                                           31, 1999                   31, 1998
                                                                                                       (as adjusted, Note 5)
Operating activities:
Net income (loss)                                                                  $  1,255                   $(28,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Amortization of debt issuance costs                                                  170                        462
   Accretion of senior discount notes                                                12,395                     10,085
   Changes in current liabilities                                                         5                      6,972
   Equity income in subsidiaries                                                    (13,825)                    16,485
                                                                                   --------                   --------
   Net cash provided by operating activities                                             --                      5,973
Investing activities:
   Investments in a Business                                                             --                    314,477
                                                                                   --------                   --------
   Net cash provided by investing activities                                             --                    314,477
Financing activities:
   Borrowings on long-term debt                                                          --                    100,612
   Cash distributions to Partners                                                        --                   (415,554)
   Debt issuance fees                                                                    --                     (5,508)
                                                                                   --------                   --------
   Net cash used in financing activities                                                 --                   (320,450)
                                                                                   --------                   --------
Increase in cash and cash equivalents                                                    --                         --
                                                                                   --------                   --------
Cash and cash equivalents at end of period                                         $     --                   $     --
                                                                                   ========                   ========
Supplemental cash flow information:
   Cash paid for interest                                                          $     --                   $     --


See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

                                                              SCHEDULE II




                    GRAHAM PACKAGING HOLDINGS COMPANY
                    VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)




   Year ended December 31, 1999          Balance @                                                  Balance @ end
                                     beginning of year    Additions     Deductions    Other <F1>       of year

Allowance for Doubtful Accounts            $1,435           $420             $97        $33            $1,791
Allowance for Inventory Losses              1,447            297             461         --             1,283

   Year ended December 31, 1998

Allowance for Doubtful Accounts            $1,635            $32            $395       $163            $1,435
Allowance for Inventory Losses                566            514             220        587             1,447


   Year ended December 31, 1997

Allowance for Doubtful Accounts            $1,202           $512            $ 79      $  --            $1,635
Allowance for Inventory Losses                901             75             410         --               566



<F1> Represents allowance attributable to entities acquired during 1999 and 1998.
