Form 10-Q
period 2000-04-02
GRAHAM PACKAGING HOLDINGS CO
filed 2000-05-16
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004


                                   FORM 10-Q

(Mark One)

     [  x  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended April 2, 2000
                                      OR

     [     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________
Commission file number:  333-53603-03

                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)

                Pennsylvania
      (State or other jurisdiction of                  23-2553000
      incorporation or organization)      (I.R.S. Employer Identification No.)

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

Yes  [X]  No  [   ]

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                   Page Number

Item 1:             Condensed Financial Statements:

                    CONDENSED BALANCE SHEETS -
                       At April 2, 2000 and December 31, 1999. . . . . . . 3

                    CONDENSED STATEMENTS OF OPERATIONS -
                       For the Three Months Ended April 2, 2000 and
                       March 28, 1999. . . . . . . . . . . . . . . . . . . 4

                    CONDENSED STATEMENTS OF PARTNERS'
                    CAPITAL/OWNERS' EQUITY (DEFICIT) -
                       For the Year Ended December 31, 1999 and
                       Three Months Ended April 2, 2000. . . . . . . . . . 5

                    CONDENSED STATEMENTS OF CASH FLOWS -
                       For the Three Months Ended April 2, 2000 and
                       March 28, 1999. . . . . . . . . . . . . . . . . . . 6

                    NOTES TO CONDENSED FINANCIAL STATEMENTS. . . . . . . . 7

Item 2:             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . .21

Item 3.             Quantitative and Qualitative Disclosures About
                    Market Risk. . . . . . . . . . . . . . . . . . . . . .31

                        PART II.  OTHER INFORMATION

Item 6:             Exhibits and Reports on Form 8-K. . . . . . . . . . . 32

Signature:          . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                           CONDENSED BALANCE SHEETS

                                                                                      April 2,                  December 31,
                                                                                        2000                        1999
                                                                                     -----------                -----------
ASSETS                                                                               (Unaudited)
                                                                                                 (in thousands)
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .            $     5,244            $     5,983
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .                127,318                108,766
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 55,422                 52,847
   Prepaid expenses and other current assets  . . . . . . . . . . . . . . .                 17,459                 17,138
                                                                                       -----------            -----------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                205,443                184,734
Property, plant, and equipment, net . . . . . . . . . . . . . . . . . . . .                516,254                496,746
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 58,691                 59,769
                                                                                       -----------            -----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   780,388            $   741,249
                                                                                       ===========            ===========
LIABILITIES AND PARTNERS' CAPITAL/OWNERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            $   171,977            $   168,175
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . .                 27,545                 24,370
                                                                                       -----------            -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                199,522                192,545
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,032,425                992,730
Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . .                 13,279                 13,327
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    340                    618
Commitments and contingent liabilities (see Note 10)  . . . . . . . . . . .                     --                     --
Partners' capital/owners' equity (deficit):
Partners'/owners' capital (deficit) . . . . . . . . . . . . . . . . . . . .               (442,133)              (439,123)
Accumulated other comprehensive income  . . . . . . . . . . . . . . . . . .                (23,045)               (18,848)
                                                                                       -----------            -----------
Total partners' capital/owners' equity (deficit)  . . . . . . . . . . . . .               (465,178)              (457,971)
                                                                                       -----------            -----------
Total liabilities and partners' capital/owners' equity (deficit)  . . . . .            $   780,388            $   741,249
                                                                                       ===========            ===========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                Three Months Ended
                                                                                    -----------------------------------------
                                                                                    April 2, 2000              March 28, 1999
                                                                                    -------------              --------------
                                                                                                  (in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $204,988                    $159,085
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            170,046                     131,205
                                                                                      --------                    --------
                                                                                        34,942                      27,880
Selling, general, and administrative expenses . . . . . . . . . . . . . . .             13,418                      10,445
Special charges and unusual items . . . . . . . . . . . . . . . . . . . . .                420                       1,217
                                                                                      --------                    --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21,104                      16,218
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             24,435                      19,446
Other expense (income)  . . . . . . . . . . . . . . . . . . . . . . . . . .                 63                         (62)
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (278)
                                                                                      --------                    --------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             (3,116)                     (3,166)
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .                148                         238
                                                                                      --------                    --------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (3,264)                   $ (3,404)
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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                       CONDENSED STATEMENTS OF PARTNERS'
                       CAPITAL/OWNERS' EQUITY (DEFICIT)
                                  (Unaudited)



                                                                          Partners'/           Accumulated
                                                                            Owners'               Other
                                                                           Capital            Comprehensive
                                                                           (Deficit)             Income                Total
                                                                          ----------          -------------         -----------
                                                                                             (in thousands)
Balance at January 1, 1999  . . . . . . . . . . . . . . . . . . . .       $  (442,271)         $    3,477           $ (438,794)
                                                                                                                    ----------
 Net income for the year  . . . . . . . . . . . . . . . . . . . . .             1,255                  --                1,255
 Cumulative translation adjustment  . . . . . . . . . . . . . . . .                --             (22,325)             (22,325)
                                                                                                                    ----------
 Comprehensive income   . . . . . . . . . . . . . . . . . . . . . .                                                    (21,070)
                                                                                                                    ----------
 Recapitalization   . . . . . . . . . . . . . . . . . . . . . . . .             1,893                  --                1,893
                                                                          -----------          ----------           ----------
Balance at December 31, 1999  . . . . . . . . . . . . . . . . . . .          (439,123)            (18,848)            (457,971)
                                                                                                                    ----------
 Net loss for the period  . . . . . . . . . . . . . . . . . . . . .            (3,264)                 --               (3,264)
 Cumulative translation adjustment  . . . . . . . . . . . . . . . .                --              (4,197)              (4,197)
                                                                                                                    ----------
 Comprehensive income   . . . . . . . . . . . . . . . . . . . . . .                                                     (7,461)
                                                                                                                    ----------
 Recapitalization   . . . . . . . . . . . . . . . . . . . . . . . .               254                  --                  254
                                                                          -----------          ----------           ----------
Balance at April 2, 2000  . . . . . . . . . . . . . . . . . . . . .       $  (422,133)         $  (23,045)            (465,178)
                                                                          ===========          ==========           ==========




                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                        --------------------------------------
                                                                                        April 2, 2000           March 28, 1999
                                                                                        -------------           --------------
                                                                                                    (in thousands)
Operating activities:
 Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (3,264)               $ (3,404)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .            15,206                  11,792
   Amortization of debt issuance fees . . . . . . . . . . . . . . . . . . . . . .             1,112                   1,010
   Accretion of Senior Discount Notes . . . . . . . . . . . . . . . . . . . . . .             3,262                   2,896
   Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (278)                     --
   Equity in earnings of joint venture  . . . . . . . . . . . . . . . . . . . . .                (5)                    (75)
   Foreign currency transaction loss  . . . . . . . . . . . . . . . . . . . . . .                97                      22
   Other non-cash recapitalization expense  . . . . . . . . . . . . . . . . . . .               254                     594
   Changes in operating assets and liabilities:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (20,316)                (15,773)
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,108)                  1,409
    Prepaid expenses and other current assets   . . . . . . . . . . . . . . . . .              (458)                  2,510
    Other non-current assets and liabilities  . . . . . . . . . . . . . . . . . .               162                      --
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . .             5,835                  (8,150)
                                                                                           --------                --------
Net cash used by operating activities . . . . . . . . . . . . . . . . . . . . . .            (1,501)                 (7,169)

Investing activities:
   Net purchases of property, plant, and equipment  . . . . . . . . . . . . . . .           (37,971)                (33,825)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (48)                    122
                                                                                           --------                --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .           (38,019)                (33,703)

Financing activities:
   Net proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .            39,928                  40,555
   Debt issuance fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,050)                     (3)
                                                                                           --------                --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .            38,878                  40,552
Effect of exchange rate changes . . . . . . . . . . . . . . . . . . . . . . . . .               (97)                   (883)
                                                                                           --------                --------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .              (739)                 (1,203)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .             5,983                   7,476
                                                                                           --------                --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .          $  5,244                $  6,273
                                                                                           ========                ========


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 April 2, 2000


1.  Basis of Presentation

     The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three month period ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

     The financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership; Graham Packaging Company, L.P., a Delaware limited partnership (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Graham Packaging Group (as defined). Prior to February 2, 1998, these operations of the Graham Packaging Group were under common control by virtue of ownership by the Donald C. Graham family. In addition, the consolidated financial statements of the Group include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the New Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the New Credit Agreement. GPC Capital Corp.

I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Group include the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastik Ambalaj A.S.; and Graham Packaging Deutschland GmbH as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the consolidated financial statements of the Group include the operations of Graham Packaging Argentina S.A. as a result of the acquisition of companies in Argentina. Since July 6, 1999 the consolidated financial statements of the Group include the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. (Refer to Note 8 for a discussion of each of these investments). These entities and assets are referred to collectively as Graham Packaging Group (the "Group"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see Note 2), the financial statements and references to the "Group" relate to Holdings and its subsidiaries on a consolidated basis. All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

    - The issuance of $225 million of Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of Notes;

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

     As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees, which was reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $9.9 million had been expensed as of April 2, 2000, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 9.

3.  Debt Arrangements

     On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused portion of the revolving loan facilities at April 2, 2000 was $119 million. The obligations of the Operating Company under the New Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a
margin ranging from 0.625% to 3.25%.   A commitment fee ranging from 0.20% to
0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Group's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. The Group's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments. The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     Substantially all domestic tangible and intangible assets of the Group are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendments.

     The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

     At April 2, 2000 the Operating Company had entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

     Under the New Credit Agreement and Amendments, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by their present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance starting on July 15, 2003, the payment of cash interest due semi-annually on the Senior Discount Notes.

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

     Interest paid during the three months ended April 2, 2000 and March 28, 1999, net of amounts capitalized, totaled $24.0 million and $18.3 million, respectively.

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

5.  Inventories

     Inventories consisted of the following:

                                                                                        April 2,                 December 31,
                                                                                          2000                       1999
                                                                                        --------                 ------------
                                                                                                  (in thousands)
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 35,830                   $ 32,551
Raw materials and parts . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,592                     20,296
                                                                                        --------                   --------
                                                                                        $ 55,422                   $ 52,847
                                                                                        ========                   ========

6.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses included the following:

                                                                                           April 2,              December 31,
                                                                                             2000                    1999
                                                                                           ---------             ------------
                                                                                                    (in thousands)
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $107,467                $ 94,906
Accrued employee compensation and benefits  . . . . . . . . . . . . . . . . . . .            18,460                  21,116
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,497                  21,432
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,553                  30,721
                                                                                           --------                --------
                                                                                           $171,977                $168,175
                                                                                           ========                ========


7.  Income Taxes

     The Group does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners/owners. For the Group's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During

2000 and 1999, some of the Group's various taxable entities incurred additional net operating losses for which no carryforward benefit has been recognized.

8.  Acquisitions

Purchase of Graham Packaging Argentina S.A

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

Current assets  . . . . . . . . . . . . . . . . . . . . . . .$  2,831
Property, plant and equipment . . . . . . . . . . . . . . . .   4,840
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .   9,044
                                                             --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16,715
Less liabilities assumed  . . . . . . . . . . . . . . . . . .   8,244
                                                             --------
Net cost of acquisition . . . . . . . . . . . . . . . . . . .$  8,471
                                                             ========

Investment in Limited Partnership of PlasPET Florida, Ltd.

     On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.2 million, net of liabilities assumed. The investment was recorded under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 6, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


Current assets  . . . . . . . . . . . . . . . . . . . . .       $    443
Property, plant and equipment . . . . . . . . . . . . . .          4,689
Other assets  . . . . . . . . . . . . . . . . . . . . . .            132
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . .          2,841
                                                                --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .          8,105
Less liabilities assumed  . . . . . . . . . . . . . . . .          6,907
                                                                --------
Net cost of acquisition . . . . . . . . . . . . . . . . .       $  1,198
                                                                ========

         The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place on January 1, 1999.


                                                       Three Months Ended
                                                         March 29, 1999
                                                       ------------------
                                                         (in thousands)

Net sales . . . . . . . . . . . . . . . . . . . . . . .    $161,760
Loss before extraordinary item  . . . . . . . . . . . .      (3,734)
Net loss  . . . . . . . . . . . . . . . . . . . . . . .      (3,734)

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1999, or of future results of operations of the entities.

9.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three months ended April 2, 2000 and March 28, 1999 were as follows:

                                                            Three Months Ended
                                                       --------------------------------
                                                       April 2,               March 28,
                                                         2000                   1999
                                                       --------               ---------
                                                                (in thousands)
Systems conversion  . . . . . . . . . . . . . . . .    $     --               $    253
Recapitalization compensation . . . . . . . . . . .    $    420                  1,010
Aborted acquisition costs . . . . . . . . . . . . .          --                    (46)
                                                       --------               --------
                                                       $    420               $  1,217
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

         Recapitalization compensation expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years.

         Beginning in 1998 the Group incurred restructuring charges at the Blyes plant in France, including the legal liability of severing 51 employees. No restructuring charges were incurred during either of the three months ended April 2, 2000 or March 28, 1999. The amount of the restructuring charges paid and the amount of the remaining accrual as of April 2, 2000 was $1,664,000 and $201,000, respectively.

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

11.  Condensed Operating Company Data

        Condensed financial data for the Operating Company as of April 2, 2000 and December 31, 1999 was as follows:

                                                                              April 2, 2000        December 31, 1999
                                                                              -------------        -----------------
                                                                                          (in thousands)
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $212,434                $191,711
Noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      570,172                 551,638
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      782,606                 743,349
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      199,522                 192,545
Noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      919,690                 883,583
Partners' capital/owners' equity (deficit)  . . . . . . . . . . . . . . . .     (336,606)               (332,779)

         Condensed financial data for the Operating Company for the three months ended April 2, 2000 and March 28, 1999 was as follows:

                                                                                                  Three Months Ended
                                                                                        --------------------------------------
                                                                                        April 2, 2000           March 28, 1999
                                                                                        -------------           --------------
                                                                                                    (in thousands)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $204,988                $159,085
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,942                  27,880
Net income/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               116                    (392)

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

12.  Comprehensive Income

         Comprehensive income (loss) for the three months ended April 2, 2000 and March 28, 1999 was as follows:

                                                                                                 Three Months Ended
                                                                                           --------------------------------
                                                                                           April 2,               March 28,
                                                                                             2000                    1999
                                                                                           --------               ---------
                                                                                                    (in thousands)
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(3,264)                $ (3,404)
Foreign currency  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,197)                 (16,683)
                                                                                           --------                --------
Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(7,461)                $(20,087)
                                                                                           ========                ========

13. Segment Information

         The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three months ended April 2, 2000 and March 28, 1999 was as follows (in thousands):

                                                                   North America        Europe       Latin America       Total
                                                                   -------------      ---------      -------------     ---------
Net sales            Three Months Ended April 2, 2000                $161,050         $36,563          $7,375          $204,988
                     Three Months ended March 28, 1999                 119,828          34,673           4,584           159,085

Net income (loss)    Three Months Ended April 2, 2000                   (1,367)         (1,761)           (136)           (3,264)
                     Three Months Ended March 28, 1999                  (2,570)           (854)             20            (3,404)

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

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Group's results of operations or financial position.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including, without limitation, statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, including the New Credit Agreement and Amendments, competition in the Company's markets, including the impact of possible new technologies, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key employees and the material adverse effect that could result from the loss of their services, the Company's dependence on certain continuing relationships with Graham Engineering and other Graham Partners and affiliates thereof, risks associated with environmental regulation, risks associated with possible future acquisitions, risks associated with hedging transactions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including, with limitation, the Company's hot-fill PET plastic container business. See "Business -- Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

         Based on industry data, the following table summarizes the average market prices per pound of PET and HDPE resins over a three-month period in North America:

                                                                                                  Three Months Ended
                                                                                        April 2, 2000           March 28, 1999
                                                                                        -------------           --------------
PET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   0.57                $   0.50
HDPE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.42                    0.34

         It should be noted that the year 2000 average market prices, above, reflect a one-time price index adjustment as of January 1, 2000, which decreased the prices of PET and HDPE by $0.055 per pound and $0.035 per pound, respectively.

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

Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenue:

                                                                                       Three Months Ended
                                                                       April 2, 2000                       March 28, 1999
                                                                ----------------------------         ----------------------------
Automotive                                                       $   53.5              26.1%         $   45.5              28.6%
Food & Beverage                                                      99.0              48.3              69.5              43.7
HC/PC                                                                52.5              25.6              44.1              27.7
                                                                 --------           --------         --------           --------
Total Net Sales                                                  $  205.0             100.0%         $  159.1             100.0%
                                                                 ========           ========         ========           ========


                                                                                       Three Months Ended
                                                                 ----------------------------------------------------------------
                                                                       April 2, 2000                       March 28, 1999
                                                                 ----------------------------        ----------------------------

North America                                                    $  161.0              78.5%         $  119.8              75.3%
Europe                                                               36.6              17.9              34.7              21.8
Latin America                                                         7.4               3.6               4.6               2.9
                                                                 --------           --------         --------           --------
Total Net Sales                                                  $  205.0             100.0%         $  159.1             100.0%
                                                                 ========           ========         ========           ========

Three Months Ended April 2, 2000 Compared to Three Months Ended March 28, 1999

Net Sales. Net sales for the three months ended April 2, 2000 increased $45.9 million to $205.0 million from $159.1 million for the three months ended March 28, 1999. The increase in sales was primarily due to an increase in resin prices and a 16.5% increase in resin pounds sold. On a geographic basis, sales for the three months ended April 2, 2000 in North America were up $41.2 million or 34.4% from the three months ended March 28, 1999. The North American sales increase included higher pounds sold of 19.3%. North American sales in the automotive business, the food and beverage business and the HC/PC business contributed $9.8 million, $25.4 million and $6.0 million, respectively, to the increase. Sales for the three months ended April 2, 2000 in Europe were up $1.9 million or 5.5% from the three months ended March 28, 1999, primarily in the food & beverage business. Overall, European sales reflected a 5.4% increase in pounds sold. Sales for the three months ended April 2, 2000 in Latin America were up $2.8 million from the three months ended March 28, 1999.

Gross Profit. Gross profit for the three months ended April 2, 2000 increased $7.0 million to $34.9 million from $27.9 million for the three months ended March 28, 1999. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year and continued operational improvements. Gross profit for the three months ended April 2, 2000 increased $7.7 million in North America, decreased $1.0 million in Europe and increased $0.3 million in Latin America when compared to the three months ended March 28, 1999.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended April 2, 2000 increased $3.0 million to $13.4 million from $10.4 million for the three months ended March 28, 1999. The increase in 2000 selling, general and administrative expenses is due primarily to overall growth of the business, principally in North America.

Special Charges and Unusual Items.   Special charges and unusual items
decreased $0.8 million to $0.4 million for the three months ended April 2, 2000 from $1.2 million for the three months ended March 28, 1999. Special charges and unusual items in the three months ended April 2, 2000 included Recapitalization compensation of $0.4 million. Special charges and unusual items in the three months ended March 28, 1999 included costs related to year 2000 system conversion of $0.2 million and Recapitalization compensation of $1.0 million.

Interest Expense, Net.   Interest expense, net increased $5.0 million to
$24.4 million (including $3.3 million of non-cash interest on the Senior Discount Notes) for the three months ended April 2, 2000 from $19.4 million for the three months ended March 28, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999.

Other (Income) Expense. Other (income) expense was $0.1 million for the three months ended April 2, 2000 as compared to ($0.1) million for the three months ended March 28, 1999. The lower income was due primarily to lower equity income in the three months ended April 2, 2000 as compared to the three months ended March 28, 1999.

Net Loss.   Primarily as a result of factors discussed above, net loss for the three months ended April 2, 2000 was $3.3 million compared to net loss of $3.4 million for the three months ended March 28, 1999.

Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $4.2 million and $16.7 million for the three months ended April 2, 2000 and March 28, 1999, respectively.

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

Derivatives

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to the New Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the New Credit Agreement. The Company also enters into forward exchange contract, when appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency.

Liquidity and Capital Resources

         In the three month period ended April 2, 2000, the Company funded, through its various borrowing arrangements, $1.5 million of operating activities and $38.0 million of capital expenditures.

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused portion of the revolving loan facilities at April 2, 2000 was $119 million. The obligations of the Operating Company under the New Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.25%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments.
The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendments.

         The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds of Senior Discount Notes ($169 million aggregate principal amount at maturity). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with cash interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. Additionally, the Recapitalization included net distributions to owners of $409.3 million and debt issuance costs of $32.4 million. At April 2, 2000, the Company's outstanding indebtedness was $1,060 million.

         Under the New Credit Agreement and Amendments, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest due semi-annually on the Senior Discount Notes.

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

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and non-recurring charges ("Adjusted EBITDA") increased $7.8 million to $37.2 million for the three months ended April 2, 2000 from $29.4 million for the three months ended March 28, 1999. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to the ability of the Company to satisfy debt service, capital expenditure and working capital requirements and because certain covenants in the Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

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

New Accounting Pronouncements

         Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed For or Obtained For Internal Use". The adoption of this SOP had no significant impact on the Company's earnings or financial position.

         On January 1, 1999 the Company adopted SOP 98-5, "Reporting on the Cost of Start-Up Activities". The adoption of this SOP had no significant impact on the Company's earnings or financial position.

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

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Company's results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II   OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits


                 Exhibit 10.13 Second Amendment to Credit Agreement (incorporated herein by reference to Exhibit
                                10.13 to the Current Report on Form 8-K dated March 30, 2000 (File No. 333-53603-03)).

                 Exhibit 27     Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the quarter ended April 2, 2000 the Company filed a Report on Form 8-K dated March 30, 2000 with respect to the Second Amendment to the Company's Credit Agreement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000

                                GRAHAM PACKAGING HOLDINGS COMPANY
                                (Registrant)



                                By:  BCP/Graham Holdings L.L.C.,
                                       its General Partner



                                By: /s/ John E. Hamilton
                                John E. Hamilton
                                Vice President, Finance and Administration
                                (chief accounting officer and duly authorized
                                 officer)