Form 10-Q
period 2000-07-02
GRAHAM PACKAGING HOLDINGS CO
filed 2000-08-16
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004


                                   FORM 10-Q


(Mark One)
     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000
                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________
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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX


                        PART I.  FINANCIAL INFORMATION


                                                                   Page Number
Item 1:   Condensed Consolidated Financial Statements:

          CONDENSED CONSOLIDATED BALANCE SHEETS -
               At July 2, 2000 and December 31, 1999  . . . . . . . . . . .  3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
               Three Months and Six Months Ended July 2, 2000 and June 27,
               1999   . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
               (DEFICIT) - For the Year Ended December 31, 1999 and Six
               Months Ended July 2, 2000  . . . . . . . . . . . . . . . . .  6

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
               Six Months Ended July 2, 2000 and June 27, 1999  . . . . . .  7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  . . . . . .  9

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . . . . . . . 23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . 34

                          PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 35

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                           July 2, 2000   December 31, 1999
                                           ------------   -----------------
ASSETS                                             (in thousands)
Current assets:
 Cash and cash equivalents  . . . . . .           $7,736             $5,983
 Accounts receivable, net   . . . . . .          126,532            108,766
 Inventories  . . . . . . . . . . . . .           65,232             52,847
 Prepaid expenses and other current
  assets  . . . . . . . . . . . . . . .           17,575             17,138
                                                --------           --------
Total current assets  . . . . . . . . .          217,075            184,734
Property, plant and equipment, net  . .          544,303            496,746
Other assets  . . . . . . . . . . . . .           57,884             59,769
                                                --------           --------
Total assets  . . . . . . . . . . . . .         $819,262           $741,249
                                                ========           ========

LIABILITIES AND PARTNERS' CAPITAL
(DEFICIT)

Current liabilities:
 Accounts payable and accrued
  expenses  . . . . . . . . . . . . . .         $177,787           $168,175
 Current portion of long-term debt  . .           24,075             24,370
                                               ---------          ---------
Total current liabilities . . . . . . .          201,862            192,545
Long-term debt  . . . . . . . . . . . .        1,071,209            992,730
Other non-current liabilities . . . . .           14,144             13,327
Minority interest . . . . . . . . . . .               --                618
Commitments and contingent liabilities
(see Note 9)  . . . . . . . . . . . . .               --                 --
Partners' capital (deficit):
Partners' capital (deficit) . . . . . .        (442,697)          (439,123)




Accumulated other comprehensive
 income   . . . . . . . . . . . . . . .         (25,256)           (18,848)
                                                --------           --------
Total partners' capital (deficit) . . .        (467,953)          (457,971)
                                                --------           --------
Total liabilities and partners' capital
 (deficit)  . . . . . . . . . . . . . .         $819,262           $741,249
                                                ========           ========





































                            See accompanying notes
                                       4

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended      Six Months Ended
                                 ---------------------   -------------------
                                  July 2,    June 27,    July 2,    June 27,
                                   2000        1999        2000       1999
                                  ------      -------    -------    --------
                                                (in thousands)
Net sales . . . . . . . . . .     $203,790     $172,791  $408,778   $331,876
Cost of goods sold. . . . . .      166,799      135,801   336,845    267,006
                                  --------     --------  --------   --------
Gross profit  . . . . . . . .       36,991       36,990    71,933     64,870
Selling, general, and
 administrative expenses  . .       12,367       10,881    25,785     21,326
Special charges and unusual
 items  . . . . . . . . . . .          232        2,030       652      3,247
                                  --------     --------  --------   --------
Operating income  . . . . . .       24,392       24,079    45,496     40,297
Interest expense, net . . . .       25,066       21,354    49,501     40,800
Other expense (income)  . . .          133          (20)      196        (82)
Minority interest.  . . . . .         (340)          --      (618)        --
                                  --------     --------  --------   --------
(Loss) income before income
 taxes  . . . . . . . . . . .         (467)        2,745   (3,583)      (421)
Income tax provision  . . . .          266          298       414        536
                                  --------     --------  --------   --------
Net (loss) income . . . . . .
                                  $   (733)    $  2,447   $(3,997)   $  (957)
                                  ========     ========  ========   ========










                            See accompanying notes
                                       5

                       GRAHAM PACKAGING HOLDINGS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                               Accumulated
                                Partners'         Other
                                 Capital      Comprehensive
                                (Deficit)        Income           Total
                               -----------   --------------   ------------
                                              (in thousands)
Balance at January 1, 1999  .     $(442,271)          $3,477      $(438,794)
                                                                 ----------
 Net income for the year  . .         1,255               --          1,255
 Cumulative translation
  adjustment  . . . . . . . .            --          (22,325)       (22,325)
                                                                  ----------
 Comprehensive income   . . .                                       (21,070)
 Recapitalization   . . . . .    S     1,893               --          1,893
                                 ----------        ---------     ----------
Balance at December 31, 1999       (439,123)         (18,848)      (457,971)
                                                                 ----------
 Net loss for the period  . .        (3,997)                         (3,997)
 Cumulative translation
  adjustment  . . . . . . . .                         (6,408)        (6,408)
                                                                 ----------
 Comprehensive income   . . .                                       (10,405)
 Recapitalization   . . . . .           423               --            423
                                 ----------        ---------     ----------
Balance at July 2, 2000 . . .     $(442,697)        $(25,256)     $(467,953)
                                 ==========        =========     ==========












                            See accompanying notes
                                       6

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                 ---------------------------
                                                    July 2,          June 27,
                                                     2000              1999
                                                  ------------     -----------
                                                        (in thousands)
[S]                                              [C]            [C]
Operating activities:
   Net loss   . . . . . . . . . . . . . . . . .        $(3,997)        $(957)
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
     Depreciation and amortization  . . . . . .         32,363        24,895
     Amortization of debt issuance fees   . . .          2,264         2,103
     Accretion of Senior Discount Notes   . . .          6,616         5,916
     Minority interest  . . . . . . . . . . . .           (618)           --
     Equity in earnings of joint venture  . . .            (39)          (60)
     Foreign currency transaction loss  . . . .            269            17
     Other non-cash recapitalization
        expense   . . . . . . . . . . . . . . .            423         1,018
     Changes in operating assets and
        liabilities:
        Accounts receivable . . . . . . . . . .        (19,956)      (26,919)
        Inventories . . . . . . . . . . . . . .        (13,177)       (1,252)
        Prepaid expenses and other current
           assets . . . . . . . . . . . . . . .           (695)           97
        Other non-current assets and
           liabilities  . . . . . . . . . . . .            956            --
        Accounts payable and accrued expenses .         11,993         8,598
                                                      --------      --------
Net cash provided by operating activities . . .         16,402        13,456
Investing activities:
     Net purchases of property, plant and
        equipment   . . . . . . . . . . . . . .        (84,092)      (73,365)
     Acquisition of North American
        business  . . . . . . . . . . . . . . .             --        (1,800)
     Loans to affiliates  . . . . . . . . . . .         (1,136)       (2,471)
     Other  . . . . . . . . . . . . . . . . . .            (52)          145
                                                      --------      --------

Net cash used in investing activities . . . . .        (85,280)      (77,491)
Financing activities:
     Net proceeds from issuance of long-term
     debt   . . . . . . . . . . . . . . . . . .         72,194        66,029
     Debt issuance fees   . . . . . . . . . . .         (1,050)           (8)
                                                       -------        -------
Net cash provided by financing activities . . .         71,144        66,021
Effect of exchange rate changes . . . . . . . .           (513)       (1,346)
                                                       -------        -------
Increase in cash and cash equivalents . . . . .          1,753           640
Cash and cash equivalents at beginning of
    period  . . . . . . . . . . . . . . . . . .          5,983         7,476
                                                       -------        -------
Cash and cash equivalents at end of period  . .         $7,736        $8,116
                                                       =======        =======






























                            See accompanying notes
                                       8

                       GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 July 2, 2000


1.  Basis of Presentation

         The accompanying unaudited condensed financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three and six month periods ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

         On April 4, 2000 Holdings established Graham Packaging Belgium S. A. and constructed a new facility in Rotselaar, Belgium. All entities and assets owned by Holdings are referred to collectively as Graham Packaging Group (the "Group").


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

         As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years from the date of the Recapitalization based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $10.2 million had been expensed as of July 2, 2000, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 8.


3.  Debt Arrangements

         Long-term debt consisted of the following:

                                                              December 31,
                                             July 2, 2000         1999
                                             -------------  ----------------
                                                      (in thousands)
         Term loan                                $554,375           $561,850
         Revolving loan                            165,000             92,500
         Revolving credit facilities                 6,063              8,709
         Senior Subordinated Notes                 225,000            225,000
         Senior Discount Notes                     129,708            123,092
         Other                                      15,138              5,949
                                                 ---------          ---------
                                                 1,095,284          1,017,100
         Less amounts classified as current         24,075             24,370
                                                 ---------          ---------
                                                $1,071,209           $992,730
                                                ==========          =========

         On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks.
The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused portion of the revolving loan facilities at July 2, 2000 was $88 million. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Group's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. The Group's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments. The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Interest paid during the six months ended July 2, 2000 and June 27, 1999, net of amounts capitalized, totaled $39.7 million and $30.3 million, respectively.


4.  Inventories

         Inventories consisted of the following:

                                                           December 31,
                                          July 2, 2000         1999
                                         --------------    -------------
                                                  (in thousands)
         Finished Goods  . . . . . . .           $40,925          $32,551
         Raw material and parts  . . .            24,307           20,296
                                                 -------          -------
                                                 $65,232          $52,847
                                                 =======          =======

5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:


                                                           December 31,
                                          July 2, 2000         1999
                                         -------------    -------------
                                                  (in thousands)
         Accounts payable  . . . . . .         $109,480           $94,906
         Accrued employee compensation
            and benefits . . . . . . .           19,609            21,116
         Accrued interest  . . . . . .           22,555            21,432
         Other . . . . . . . . . . . .           26,143            30,721
                                               --------          --------
                                               $177,787          $168,175
                                               ========          ========


6.  Income Taxes

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


7.  Acquisitions

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

         Current assets  . . . . . . . . . . . . . .          $2,831
         Property, plant and equipment . . . . . . .           4,840
         Goodwill  . . . . . . . . . . . . . . . . .           9,044
                                                              ------

         Total . . . . . . . . . . . . . . . . . . .          16,715
         Less liabilities assumed  . . . . . . . . .           8,244
                                                              ------

         Net cost of acquisition                              $8,471
                                                              ======

Investment in Limited Partnership of PlasPET Florida, Ltd.

         On April 26, 1999 the Company acquired 51 % of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.2 million, net of liabilities assumed. The investment was recorded under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 6, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

             Current assets  . . . . . . . . .            $443
             Property, plant and equipment . .           4,689
             Other assets  . . . . . . . . . .             132
             Goodwill  . . . . . . . . . . . .           2,841
                                                        ------
             Total . . . . . . . . . . . . . .           8,105
             Less liabilities assumed  . . . .           6,907
                                                        ------
             Net cost of acquisition . . . . .          $1,198
                                                        ======

         The following table sets forth unaudited pro forma results of operations assuming that the acquisitions had taken place on January 1, 1999.

                         Three Months Ended    Six Months Ended
                        --------------------  -------------------
                            June 27, 1999        June 27, 1999
                        --------------------  -------------------
                                      (in thousands)
Net sales . . . . . .            $175,787              $337,547

Net income (loss) . .               1,270                (2,464)


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


8.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three month and six month periods ended July 2, 2000 and June 27, 1999 were as follows:


                          Three Months Ended          Six Months Ended
                      -------------------------  -------------------------
                        July 2,      June 27,       July 2,      June 27,
                          2000         1999          2000          1999
                      -----------  ------------   -----------  ------------
                                         (in thousands)
Systems conversion        $---           $467          $--          $720
Recapitalization
  compensation             232            830          652         1,840
Restructuring of
  facilities                --            733           --           733
Aborted acquisition
  costs                     --             --           --           (46)
                          ----        -------        -----        ------
                          $232         $2,030         $652        $3,247
                          ====        =======        =====        ======

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

         Recapitalization compensation expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2), which are being recognized over a period of up to three years from the date of the Recapitalization.

         Beginning in 1998, the Group incurred restructuring charges at the Blyes plant in France, including the legal liability of severing 51 employees. Restructuring charges, principally severance costs, of $733,000 were incurred during the second quarter of 1999 relative to the restructuring. The amount of the restructuring charges paid and the amount of the remaining accrual as of July 2, 2000 was $1,739,000 and $126,000, respectively.


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


10.  Condensed Operating Company Data

         Condensed financial data for the Operating Company as of July 2, 2000 and December 31, 1999 was as follows:

                                                          December 31,
                                    July 2, 2000              1999
                                    ------------          ------------
                                                  (in thousands)

Current assets  . . . . . . . . .    $224,067               $191,711
Noncurrent assets . . . . . . . .     597,477                551,638
Total assets                          821,544                743,349
Current liabilities . . . . . . .     201,862                192,545
Noncurrent liabilities  . . . . .     955,645                883,583
Partners' capital (deficit) . . .    (335,963)              (332,779)

         Condensed financial data for the Operating Company for the three and six month periods ended July 2, 2000 and June 27, 1999 was as follows:

                           Three Months Ended        Six Months Ended
                           ------------------      -------------------
                          July 2,     June 27,     July 2,     June 27,
                            2000        1999        2000         1999
                         ---------   ---------     -------    --------
                                          (in thousands)
Sales . . . . . . . .   $203,790    $172,791    $408,778       $331,876
Gross profit  . . . .     36,991      36,990      71,933         64,870
Net income  . . . . .      2,685       5,594       2,801          5,202

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

11.  Comprehensive Income

         Comprehensive income (loss) for the three and six month periods ended July 2, 2000 and June 27, 1999 was as follows:

                                 Three Months Ended        Six Months Ended
                                -------------------      -------------------
                                July 2,     June 27,     July 2,     June 27,
                                 2000         1999        2000         1999
                              ----------  ---------     ---------   --------
                                               (in thousands)
Net (loss) income . . . . .   $  (733)      $2,447     $ (3,997)    $   (957)
Foreign currency  . . . . .    (2,211)      (2,670)      (6,408)     (19,353)
                              --------      ------      --------     --------
Comprehensive income (loss)   $(2,944)      $ (223)    $(10,405)    $(20,310)
                              =======       ======      ========     ========


12.  Segment Information

         The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three and six month periods ended July 2, 2000 and June 27, 1999 was as follows (in thousands):


                                  North                     Latin
                                 America       Europe      America       Total
                                ---------   -----------  ----------   ---------
Net sales      Three Months
               Ended July 2,
               2000            $160,554       $36,493      $6,743      $203,790
               Three Months
               Ended June
               27, 1999         135,084         2,809       4,898       172,791

               Six Months
               Ended July 2,
               2000             321,604        73,055      14,119       408,778
               Six Months
               Ended June
               27, 1999         254,912        67,482       9,482       331,876

Net income     Three Months
(loss)         Ended July 2,
               2000               1,038        (1,506)       (265)         (733)
               Three Months
               Ended June
               27, 1999           1,788           456         203         2,447

               Six Months
               Ended July 2,
               2000                (329)       (3,268)       (400)       (3,997)
               Six Months
               Ended June
               27, 1999            (783)         (397)        223          (957)


13.  New Accounting Pronouncements

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

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133." This Standard amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not completed its review of SFAS No. 133, as amended, and has not determined the impact adoption will have on the Group's results of operations or financial position.

         In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

         -       persuasive evidence of an arrangement exists;
         -       delivery has occurred or service has been rendered;
         -       the seller's price to the buyer is fixed or determinable;
                          and
         -       collectibility is reasonably assured.

The Company uses the above criteria to determine when revenue should be recognized, and therefore, the issuance of SAB 101 is not expected to have a material impact on the Company's financial statements.


14.  Subsequent Event

         The Company currently is pursuing an initial public offering, which may be completed during the second half of 2000. In connection with this contemplated public offering, the Company will effect a reorganization in which our wholly owned subsidiary, GPC Capital Corp. II, will:

         - exchange 32,666,667 shares of its newly issued common stock for all of the general and limited partnership interests of Holdings,

         - exchange options to purchase a maximum of 1,633,333 shares of its common stock for all of the options of Holdings, and on the same economic terms and conditions as the Holdings options,
         -       change its name to Graham Packaging Company Inc.

As a result of these transactions, Graham Packaging Company Inc. will be the parent company of the Graham Packaging Group.

         All share and per share amounts give effect to these transactions assuming an exchange ratio of 3,266.67 shares of Graham Packaging Company Inc. common stock for each partnership unit of Holdings.

         As a result of the reorganization, the Company will recognize a net deferred tax asset for the difference between the financial reporting and tax bases of the Company's assets and liabilities. This difference will be accounted for by recording a deferred tax asset of approximately $215.3 million, primarily resulting from the 1998 Recapitalization, with a corresponding credit to additional paid in capital and a deferred tax liability of approximately $13.7 million with a corresponding one-time charge to earnings.

         As a result of the anticipated reorganization, the Group's taxable income will be subject to federal and state income taxes. The objective of the pro forma financial information is to show what the significant effects on the historical results of operations might have been had the Group been subject to federal and state income taxes at the effective tax rates that would have applied for all periods. The pro forma effect of the reorganization on income tax provision (benefit) and net income is as follows:

                                    Three Months Ended     Six Months Ended
                                    ------------------   -------------------
                                    July 2,   June 27,   July 2,    June 27,
                                      2000      1999      2000        1999
                                    --------  --------   --------  --------
                                                 (in thousands)
Pro forma income tax provision
(benefit) . . . . . . . . . . . .    $343      $920      $(212)      $(405)
Pro forma net (loss) income . . .    (810)    1,825     (3,371)        (16)

15.  Earnings (Loss) Per Share

         The partnership is contemplating a reorganization and an initial public offering. The anticipated exchange of common stock for general and limited partnership units is included at an assumed exchange ratio of 3,266.67 shares per partnership unit. Each partnership unit is defined as 0.01% of Holdings.

         Upon completion of the reorganization 32,666,667 shares of common stock will be outstanding; a maximum of 1,633,333 shares of common stock will be subject to options; and no shares of preferred stock will be outstanding.

         Earnings per share is calculated in accordance with FASB Statement No. 128 and requires two presentations of earnings per share--"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Shares issuable pursuant to option awards which were deemed common stock equivalents were excluded from the computation of diluted earnings per share if their effect is antidilutive. The following table sets forth the computation of pro forma basic and diluted earnings (loss) per share.

                                 Three Months Ended        Six Months Ended
                                 ------------------        ----------------
                                 July 2,    June 27,     July 2,     June 27,
                                  2000        1999        2000         1999
                                 ------     -------      ------      -------
                                    (in thousands, except per share data)
Numerator:
Pro forma numerator for basic
and diluted earnings (loss)
per share . . . . . . . . . .     $(810)    $1,825      $(3,371)       $ (16)

Denominator:
Pro forma denominator for
basic earnings (loss) per
share . . . . . . . . . . . .    32,667     32,667       32,667       32,667
Potential dilutive common
stock . . . . . . . . . . . .        --        773           --           --
                                 ------     ------       ------       ------
Pro forma denominator for
diluted earnings (loss) per
share . . . . . . . . . . . .    32,667     33,440       32,667       32,667





Pro forma earnings (loss)
per share:
     Basic  . . . . . . . . .    $(0.02)      $0.06      $(0.10)      $(0.00)
     Diluted  . . . . . . . .     (0.02)       0.05      $(0.10)      $(0.00)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, without limitation, our exposure to fluctuations in resin prices and our dependence on resin supplies, competition in our markets, including the impact of possible new technologies, our high degree of leverage and substantial debt service obligations, the restrictive covenants contained in instruments governing our indebtedness, a decline in the domestic motor oil business, risks associated with our international operations, our dependence on significant customers and the risk that customers will not purchase our products in the amounts expected by us under our requirements contracts, our dependence on our key management and our labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions, and the possibility that we may not be able to achieve success in developing and expanding our business, including our hot-fill PET plastic container business. See "Business -Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

         We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets with 57 plants throughout North America, Europe and Latin America. Our primary focus is to operate in select markets that will position us to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. We target branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. We initially pursue these attractive product areas with one or two major consumer products companies in each category that we expect will lead the conversion to plastic packaging for that category. We utilize our innovative design, engineering and technological capabilities to deliver highly customized, high performance products to our customers in these areas in order to distinguish and increase sales of their branded products. We collaborate with our customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

         We believe that critical success factors to our business are our ability to:

         - serve the complex packaging demands of our customers which include some of the world's largest branded consumer products companies;

         - forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

         - make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

         We believe that the area with the greatest opportunity for growth continues to be in producing containers for the North American food and beverage market because of the continued conversion to plastic packaging, including the demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, we have invested over $191 million in capital expenditures to expand our technology, machinery and plant structure to prepare for what we believed would be the growth in the hot-fill PET area. For the year ended December 31, 1999, our sales of hot-fill PET containers had grown to $198.9 million from $68.2 million in 1996. In this business, we continue to benefit from more experienced plant staff, improved line speeds, higher absorption of selling, general and administrative expenses and fixed overhead costs, and improved resin pricing and material usage.

         Our household and personal care business continues to grow, as package conversion trends continue from other packaging forms in some of our product lines. We continue to benefit as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increased share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. We have upgraded our machinery to new larger blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

         Our North American one-quart motor oil container business is in a mature industry. We have been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one-quart motor oil industry increased in 1999 as compared to 1998, despite an average annual volume decline of 1% to 2% in prior years. We believe that the decline in the domestic one-quart motor oil business will continue for the next several years but believe that there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America. On April 30, 1997, we acquired 80% of certain assets and 80% of certain liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of containers to the motor oil industry in Brazil, and on February 17, 1998, we purchased the residual 20% ownership interest. Since that acquisition, we have signed agreements to operate two additional plants in Brazil, both of which are now in production.

         Consistent with our strategy to expand in selected international areas, we currently have 24 facilities, either on our own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom. We believe that the acquisition of manufacturing plants in Europe from Crown Cork & Seal has provided additional competitive scale to our global sales efforts. In addition, given the recent troubled economy in Latin America, and more specifically Brazil, we closely monitor our operations and investment there.

         For the six months ended July 2, 2000, 73% of our net sales were generated by our top twenty customers, the majority of which are under long-term contracts with terms ranging from two to ten years; the remainder of our net sales were generated by customers with which we have been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us.

         Based on industry data, the following table summarizes the average market prices per pound of polyethylene terephthalate, or PET, and high density polyethylene, or HDPE, resins in North America over three and six month periods:

                                 Three Months Ended     Six Months Ended
                                 ------------------    -------------------
                                 July 2,   June 27,    July 2,    June 27,
                                  2000       1999        2000       1999
                                 --------  --------    --------   --------
PET . . . . . . . . . . . . .       $0.62      $0.50       $0.59      $0.50
HDPE  . . . . . . . . . . . .        0.47       0.39        0.45       0.36

         In general, our dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for our products, because industry practice and our agreements with our customers permit substantially all price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, we believe that our cost of goods sold, as well as certain other expense items, should not be analyzed solely on a percentage of net sales basis.

         We do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of our partners. We may make tax distributions to our partners to reimburse them for such tax obligations, if any. Our foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.

Results of Operations

         The following tables set forth the major components of our net sales (in millions) and such net sales expressed as a percentage of total revenues:

                                      Three Months Ended                 Six Months Ended
                                 -----------------------------     -----------------------------
                                 July 2, 2000    June 27, 1999     July 2, 2000    June 27, 1999
                                 -----------------------------     -----------------------------
Food & Beverage . . . . . . .   $97.7    47.9%    $77.2   44.7%  $196.7    48.1%  $146.7    44.2%
Household and Personal Care .    51.1    25.1      42.8   24.8    103.6    25.3     86.9    26.2
Automotive  . . . . . . . . .    55.0    27.0      52.8   30.5    108.5    26.6     98.3    29.6
                               ------   -----    ------  -----   ------   ------  ------   -----
Total Net Sales . . . . . . .  $203.8   100.0%   $172.8  100.0%  $408.8   100.0%  $331.9   100.0%
                               ======   =====    ======  =====   ======   =====   ======   =====

                                    Three Months Ended                  Six Months Ended
                               ------------------------------    ------------------------------
                               July 2, 2000     June 27, 1999    July 2, 2000     June 27, 1999
                               ------------------------------    ------------------------------
North America . . . . . . . .  $160.6    78.8%  $135.1    78.2%   $321.6   78.7%   $254.9   76.8%
Europe  . . . . . . . . . . .    36.5    17.9     32.8    19.0      73.1   17.9      67.5   20.3
Latin America . . . . . . . .     6.7     3.3      4.9     2.8      14.1    3.4       9.5    2.9
                               ------   -----   ------   -----    ------  ------   ------  -----
Total Net Sales . . . . . . .  $203.8   100.0%  $172.8   100.0%   $408.8  100.0%   $331.9  100.0%
                               ======   =====   ======   =====    ======  =====    ======  =====

Three Months Ended July 2, 2000 Compared to Three Months Ended June 27, 1999

         Net Sales.   Net sales for the three months ended July 2, 2000
increased $31.0 million to $203.8 million from $172.8 million for the three
months ended June 27, 1999.   The increase in sales was primarily due to a
5.3% increase in resin pounds sold and an increase in resin prices. On a geographic basis, sales for the three months ended July 2, 2000 in North America were up $25.5 million or 18.9% from the three months ended June 27, 1999. The North American sales increase included higher resin pounds sold of 4.8%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $17.0 million, $4.6 million and $3.9 million, respectively, to the increase. Sales for the three months ended July 2, 2000 in Europe were up $3.7 million or 11.3% from the three months ended June 27, 1999, principally in the food and beverage and household and personal care businesses. Overall, European sales reflected a 9.0% increase in resin pounds sold. Sales in Latin America for the three months ended July 2, 2000 were up $1.8 million or 36.7% from the three months ended June 27, 1999, primarily due to the inclusion of our newly-acquired Latin American subsidiary.

         Gross Profit. Gross profit for both the three months ended July 2, 2000 and the three months ended June 27, 1999 was $37.0 million. Gross profit for the three months ended July 2, 2000 increased $1.9 million in North America, decreased $1.6 million in Europe and decreased $0.3 million in Latin America when compared to the three months ended June 27, 1999.

         Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended July 2, 2000 increased $1.5 million to $12.4 million from $10.9 million for the three months ended June 27, 1999. The increase in 2000 selling, general and administrative expenses is due primarily to the overall growth of the business, principally in North America. As a percent of sales, selling, general and administrative expenses decreased to 6.1% of sales for the three months ended July 2, 2000 from 6.3% for the three months ended June 27,1999.

         Special Charges and Unusual Items.   Special charges and unusual
items decreased $1.8 million to $0.2 million for the three months ended July 2, 2000 from $2.0 million for the three months ended June 27, 1999. Special charges and unusual items in the three months ended July 2, 2000 included compensation related to the 1998 recapitalization of $0.2 million. Special charges and unusual items in the three months ended June 27, 1999 included costs related to year 2000 system conversion of $0.5 million, compensation related to the 1998 recapitalization of $0.8 million and restructuring of facilities charges of $0.7 million.

         Interest Expense, Net.   Interest expense, net increased $3.7 million
to $25.1 million, including $3.4 million of non-cash interest on our senior discount notes, for the three months ended July 2, 2000 from $21.4 million for the three months ended June 27, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999.

         Other Expense (Income).   Other expense (income) was $0.1 million for
the three months ended July 2, 2000, as compared to $0.0 million for the three months ended June 27, 1999. The higher expense was due primarily to higher foreign exchange losses in the three months ended July 2, 2000 as compared to the three months ended June 27, 1999.

         Net Income (Loss).   Primarily as a result of factors discussed
above, net loss for the three months ended July 2, 2000 was $0.7 million compared to net income of $2.4 million for the three months ended June 27, 1999.

Six Months Ended July 2, 2000 Compared to Six Months Ended June 27, 1999

         Net Sales.   Net sales for the six months ended July 2, 2000
increased $76.9 million to $408.8 million from $331.9 million for the six
months ended June 27, 1999.   The increase in sales was primarily due to a
10.8% increase in resin pounds sold and an increase in resin prices. On a geographic basis, sales for the six months ended July 2, 2000 in North America were up $66.7 million or 26.2% from the six months ended June 27, 1999. The North American sales increase included higher resin pounds sold of 11.8%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $42.4 million, $10.6 million and $13.7 million, respectively, to the increase. Sales for the six months ended July 2, 2000 in Europe were up $5.6 million or 8.3% from the six months ended June 27, 1999, principally in the food and beverage and household and personal care businesses. Overall, European sales reflected a 7.2% increase in resin pounds sold. Sales in Latin America for the six months ended July 2, 2000 were up $4.6 million or 48.4% from the six months ended June 27, 1999, primarily due to the inclusion of our newly-acquired Latin American subsidiary.

         Gross Profit. Gross profit for the six months ended July 2, 2000 increased $7.0 million to $71.9 million from $64.9 million for the six months ended June 27, 1999. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year. Gross profit for the six months ended July 2, 2000 increased $9.5 million in North America, decreased $2.6 million in Europe and increased $0.1 million in Latin America when compared to the six months ended June 27, 1999.

         Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the six months ended July 2, 2000 increased $4.5 million to $25.8 million from $21.3 million for the six months ended June 27, 1999. The increase in 2000 selling, general and administrative expenses is due primarily to the overall growth of the business, principally in North America. As a percent of sales, selling, general and administrative expenses decreased to 6.3% of sales for the six months ended July 2, 2000 from 6.4% for the six months ended June 27, 1999.

         Special Charges and Unusal Items. Special charges and unusual items decreased $2.6 million to $0.6 million for the six months ended July 2, 2000 from $3.2 million for the six months ended June 27, 1999. Special charges and unusual items in the six months ended July 2, 2000 included compensation related to the 1998 recapitalization of $0.6 million. Special charges and unusual items in the six months ended June 27, 1999 included costs related to year 2000 system conversion of $0.7 million, compensation related to the 1998 recapitalization of $1.8 million and restructuring of facilities charges of $0.7 million.

         Interest Expense, Net.   Interest expense, net increased $8.7 million
to $49.5 million, including $6.6 million of non-cash interest on our senior discount notes, for the six months ended July 2, 2000 from $40.8 million for the six months ended June 27, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999.

         Other Expense (Income). Other expense (income) was $0.2 million for the six months ended July 2, 2000 as compared to $(0.1) million for the six
months ended June 27, 1999.   The higher expense was due primarily to higher
foreign exchange losses in the six months ended July 2, 2000 as compared to the six months ended June 27, 1999.

         Net Loss.   Primarily as a result of factors discussed above, net
loss for the six months ended July 2, 2000 was $4.0 million compared to net loss of $1.0 million for the six months ended June 27, 1999.


Effect of Changes in Exchange Rates

         In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on our profitability, and an increase in the value of the dollar relative to these other currencies can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $2.2 million and $2.7 million for the three months ended July 2, 2000 and June 27, 1999, respectively, and decreased comprehensive income by $6.4 million and $19.4 million for the six months ended July 2, 2000 and June 27, 1999, respectively.

Euro Conversion

         On January 1, 1999, eleven of fifteen member countries of the European Economic Union fixed conversion rates between their existing currencies, or legacy currencies, and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation.

         We are actively addressing the many areas involved with the introduction of the euro, including information management, finance, legal and tax. This review includes the conversion of information technology, and business and financial systems, and evaluation of currency risk, as well as the impact on the pricing and distribution of our products.

         One outcome of the introduction of the euro is the trend toward more uniform pricing in all European markets, including those that have not adopted the euro as their common currency. We believe the effect of the introduction of the euro, as well as any related cost of conversion, will not have a material adverse impact on our financial condition and results of operations.


Derivatives

         We enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to our senior credit agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to our senior credit agreement. We also enter into forward exchange contracts, when appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency.


Liquidity and Capital Resources

         In the six month period ended July 2, 2000, we funded, through our various borrowing arrangements and operating activities, $85.3 million of investing activities, including $84.1 million of capital expenditures.

         Our senior credit agreement currently consists of four term loans to our subsidiary, Graham Packaging Company, totaling $570 million and two revolving loan facilities to Graham Packaging Company totaling $255 million. Unused availability under our revolving credit facilities at July 2, 2000 is $88 million, $28 million of which is under our revolving credit facility and $60 million of which is under our growth capital revolving credit facility.

The obligations of Graham Packaging Company under our senior credit agreement are guaranteed by us and by our U.S. subsidiaries. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. We expect to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

         Our senior credit agreement contains certain affirmative and negative covenants as to our operations and financial condition, as well as certain restrictions on the payment of dividends and other distributions to us. Substantially all of our domestic tangible and intangible assets are pledged as collateral pursuant to the terms of our senior credit agreement.

         Our 1998 recapitalization also included the issuance by our subsidiaries, Graham Packaging Company and GPC Capital Corp. I, of $225 million of senior subordinated notes due 2008 and the issuance by us of $169 million aggregate principal amount at maturity of senior discount notes due 2009 which yielded gross proceeds of $100.6 million. At July 2, 2000, the aggregate accreted value of the senior discount notes was $129.7 million.
The senior subordinated notes are unconditionally guaranteed on a senior subordinated basis by us and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The senior discount notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the senior discount notes is 10.75%. At July 2, 2000, our outstanding indebtedness was $1,095 million.

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and non-recurring charges ("Adjusted EBITDA") increased $3.3 million to $42.7 million for the three months ended July 2, 2000 from $39.4 million for the three months ended June 27, 1999. Adjusted EBITDA increased $11.1 million to $79.9 million for the six months ended July 2, 2000 from $68.8 million for the six months ended June 27, 1999. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to our ability to satisfy our debt service, capital expenditure and working capital requirements and because certain covenants in our borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation.

         We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We estimate that the annual capital expenditures required to maintain our current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the six months ended July 2, 2000 were $84.1 million. For the fiscal year 2000, we expect to incur approximately $200 million of capital expenditures. However, total capital expenditures for 2000 will depend on the size and timing of growth related opportunities. Our principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under our senior credit agreement.

         Under our senior credit agreement, we are subject to restrictions on the payment of dividends or other distributions to us, except that our subsidiary, Graham Packaging Company, may pay dividends or other distributions to us:

         - in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;

         - to fund purchases and redemptions of equity interests of our company held by then present or former officers or employees of our company, Graham Packaging Company or its subsidiaries or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and

         - to finance, starting on July 15, 2003, the payment of cash interest payments by us on our senior discount notes.


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

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of Effective Date of FASB Statement No. 133." This Standard defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133." This Standard amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not completed its review of SFAS No. 133, as amended, and has not determined the impact adoption will have on our results of operations or financial position.

         In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

         -       persuasive evidence of an arrangement exists;
         -       delivery has occurred or service has been rendered;
         -       the seller's price to the buyer is fixed or determinable;
                 and
         -       collectibility is reasonably assured.

We use the above criteria to determine whether revenue can be recognized, and therefore believe that the issuance of SAB 101 does not have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II         OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27      Financial Data Schedule


         (b)    Reports on Form 8-K

                No reports on Form 8-K were required to be filed during the quarter ended July 2, 2000.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 2000


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