Form 10-Q
period 2000-10-01
GRAHAM PACKAGING HOLDINGS CO
filed 2000-11-15
CIK 1061507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549-1004

                                FORM 10-Q

(Mark One)
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 1, 2000
                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________________
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

                    GRAHAM PACKAGING HOLDINGS COMPANY
                                  INDEX


                      PART I.  FINANCIAL INFORMATION


                                                        Page Number
Item 1:   Condensed Consolidated Financial Statements:

          CONDENSED CONSOLIDATED BALANCE SHEETS -
             At October 1, 2000 and December 31, 1999......    3

          CONDENSED CONSOLIDATED STATEMENTS OF
            OPERATIONS - For the Three Months and Nine
            Months Ended October 1, 2000 and
            September 26, 1999.............................    5

          CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS'
            CAPITAL (DEFICIT) - For the Year Ended
            December 31, 1999 and Nine Months Ended
            October 1, 2000................................    6

          CONDENSED CONSOLIDATED STATEMENTS OF CASH
            FLOWS - For the Nine Months Ended
            October 1, 2000 and September 26, 1999.........    7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS.....................................    9

Item 2:   Management's Discussion and Analysis
            of Financial  Condition and Results of
            Operations.....................................   24

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk..............................   35

                    PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.................   36

Signature: ................................................   37

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                    GRAHAM PACKAGING HOLDINGS COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                                 October 1,      December 31,
                                                                   2000             1999
                                                                 ----------     -------------
                                                                       (in thousands)

ASSETS

Current assets:

   Cash and cash equivalents..................................   $  3,201         $  5,983
   Accounts receivable, net...................................    128,282          108,766
   Inventories................................................     65,541           52,847
   Prepaid expenses and other current assets..................     15,050           17,138
                                                                 --------         --------
Total current assets..........................................    212,074          184,734
Property, plant and equipment:
   Property, plant and equipment..............................    984,319          888,058
   Less accumulated depreciation..............................    422,438          391,312
                                                                 --------         --------
Property, plant and equipment, net............................    561,881          496,746
Other assets..................................................     54,652           59,769
                                                                 --------         --------
Total assets..................................................   $828,607         $741,249
                                                                 ========         ========












LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses.......................      $179,731        $168,175
   Current portion of long-term debt...........................        26,338          24,370
                                                                     --------        --------
Total current liabilities......................................       206,069         192,545
Long-term debt.................................................     1,045,301         992,730
Other non-current liabilities..................................        13,685          13,327
Minority interest..............................................            50             618
Commitments and contingent liabilities (see Note 10)...........           ---             ---
Partners' capital (deficit):
   Partners' capital (deficit).................................      (400,644)       (439,123)
   Notes receivable for ownership interests....................        (1,147)            ---
   Accumulated other comprehensive income......................       (34,707)        (18,848)
                                                                     --------        --------
Total partners' capital (deficit)..............................      (436,498)       (457,971)
                                                                     --------        --------
Total liabilities and partners' capital (deficit)..............      $828,607        $741,249
                                                                     ========        ========

                         See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                     Three Months Ended                 Nine Months Ended
                                                 -----------------------------     ---------------------------
                                                 October 1,       September 26,    October 1,     September 26,
                                                   2000               1999            2000            1999
                                                 ----------       -------------    ----------     ------------
                                                                        (in thousands)

           Net sales...........................  $209,337           $181,717        $618,116      $513,593
           Cost of goods sold..................   175,542            143,132         512,387       410,138
                                                 --------           --------        --------      --------
           Gross profit........................    33,795             38,585         105,729       103,455
           Selling, general, and
             administrative expenses...........    14,898             11,934          40,683        33,260
           Special charges and unusual
             items.............................       232                625             885         3,872
                                                 --------           --------        --------      --------
           Operating income....................    18,665             26,026          64,161        66,323
           Interest expense, net...............    26,475             22,968          75,977        63,768
           Other (income) expense..............       (18)               (82)            178          (164)
           Minority interest...................        (3)               (32)           (621)          (32)
                                                 --------           --------        --------      --------
           (Loss) income before income
             taxes.............................    (7,789)             3,172         (11,373)        2,751
           Income tax provision................       329                360             742           896
                                                 --------           --------        --------      --------
           Net (loss) income...................  $ (8,118)          $  2,812        $(12,115)     $  1,855
                                                 ========           -=======        ========      ========


                                     See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY
     CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                               (Unaudited)

                                                                     Notes         Accumulated
                                                    Partners'    Receivable for     Other
                                                     Capital        Ownership     Comprehensive
                                                    (Deficit)       Interests      Income             Total
                                                    ---------    --------------   -------------    ------------
                                                                         (in thousands)


           Balance at January 1, 1999.............  $(442,271)         ---        $  3,477          $(438,794)
                                                                                                    ---------
             Net income for the year..............      1,255          ---             ---              1,255
             Cumulative translation adjustment....        ---          ---         (22,325)           (22,325)
                                                                                                    ---------
             Comprehensive income.................                                                    (21,070)
             Recapitalization.....................      1,893          ---             ---              1,893
                                                    ---------        -------      ---------         ---------
           Balance at December 31, 1999...........   (439,123)         ---         (18,848)          (457,971)
                                                                                                    ---------
             Net loss for the period..............    (12,115)         ---             ---            (12,115)
             Cumulative translation adjustment....        ---          ---         (15,859)           (15,859)
                                                                                                    ---------
             Comprehensive income.................                                                    (27,974)
             Capital contribution.................     50,000        (1,147)           ---             48,853
             Recapitalization.....................        594          ---             ---                594
                                                    ---------       --------      ---------         ---------
           Balance at October 1, 2000.............  $(400,644)      $(1,147)      $(34,707)         $(436,498)
                                                    =========       ========      =========         =========

                              See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                         Nine Months Ended
                                                      -----------------------

                                                      October 1,   September 26,
                                                         2000          1999
                                                      ----------   ------------
                                                            (in thousands)

      Operating activities:
       Net (loss) income.............................. $ (12,115)   $   1,855
       Adjustments to reconcile net (loss)
        income to net cash provided by
        operating activities:
        Depreciation and amortization.................    47,836       39,217
        Amortization of debt issuance fees............     3,476        3,198
        Accretion of Senior Discount Notes............    10,053        9,036
        Minority interest.............................      (621)         (32)
        Equity in earnings of joint venture...........       (37)        (135)
        Foreign currency transaction loss.............       273           19
        Other non-cash recapitalization expense.......       594        1,442
        Changes in operating assets and liabilities:
         Accounts receivable..........................   (25,264)     (36,943)
         Inventories..................................   (14,501)     (11,014)
         Prepaid expenses and other current assets....     1,425          (39)
         Other non-current assets and liabilities.....     1,719          ---
         Accounts payable and accrued expenses........    17,401        8,237
                                                       ---------    ---------
       Net cash provided by operating activities......    30,239       14,841

       Investing activities:
         Net purchases of property, plant and
           equipment..................................  (124,627)    (118,537)
         Acquisitions of/investments in businesses....      (109)     (11,531)
         Loans to affiliates..........................    (1,169)         ---



         Other.....................................        (13)          (278)
                                                      ---------      ---------
       Net cash used in investing activities.......   (125,918)      (130,346)

       Financing activities:
         Net proceeds from issuance of long-term
          debt.....................................     45,795         117,927
         Debt issuance fees........................     (1,051)            (87)
         Notes for ownership interests.............     (1,147)            ---

         Capital contributions.....................     50,053             ---
                                                     ---------       ---------
       Net cash provided by financing activities...     93,650         117,840
       Effect of exchange rate changes.............       (753)         (1,462)
      (Decrease) increase in cash and cash             -------       ---------
         equivalents...............................     (2,782)            873
       Cash and cash equivalents at beginning
         of period.................................      5,983           7,476
                                                       -------       ---------
       Cash and cash equivalents at end of period..     $3,201          $8,349
                                                       =======        ========

                         See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three and nine month periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

         As a result of the Recapitalization, the Group incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years from the date of the Recapitalization based upon the terms of the related debt instruments.
In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The Recapitalization also resulted in the write-off of unamortized debt issuance fees, which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $10.4 million had been expensed as of October 1, 2000, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 8.

3.  Debt Arrangements

         Long-term debt consisted of the following:

                                  October 1,         December 31,
                                     2000                1999
                                ------------         ------------
                                         (in thousands)


Term loan ........... .........   $554,375            $561,850
Revolving loan   ..............    133,500              92,500
Revolving credit facilities ...      7,065               8,709
Senior Subordinated Notes .....    225,000             225,000
Senior Discount Notes .........    133,145             123,092
Other .........................     18,554               5,949
                                 ----------          ----------
                                 1,071,639           1,017,100

Less amounts classified as
 current  .....................     26,338              24,370
                                ----------           ---------
                                $1,045,301            $992,730
                                ==========           =========

         On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused portion of the revolving loan facilities at October 1, 2000 was $120 million. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Group's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Group's owners to the Group on September 29, 2000, satisfying Blackstone's obligation under the Amendments. The Group's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the New Credit Agreement and Amendments. The March 30, 2000 Amendment also changes the terms under which the Group can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Interest paid during the nine months ended October 1, 2000 and September 26, 1999, net of amounts capitalized, totaled $66.8 million and $52.5 million, respectively.

4.  Inventories

         Inventories consisted of the following:

                                 October 1,   December 31,
                                    2000         1999
                                 ----------   -----------
                                      (in thousands)


Finished goods................... $40,484     $32,551
Raw materials and parts..........  25,057      20,296
                                  -------     -------
                                  $65,541     $52,847
                                  =======     =======


5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:


                                  October 1,       December 31,
                                    2000               1999
                                  ----------      -------------
                                       (in thousands)


Accounts payable................. $114,558          $ 94,906
Accrued employee compensation
 and benefits....................   18,660            21,116
Accrued interest.................   17,344            21,432
Other............................   29,169            30,721
                                  --------          --------
                                  $179,731          $168,175
                                  ========          ========

         During the third quarter of 2000, the Group incurred management restructuring costs in Europe of $2.3 million, which included the legal liability of severing four employees. These costs are classified within selling, general, and administrative expenses in the condensed consolidated statements of operations. The amount of the management restructuring costs paid and the amount of the remaining accrual as of October 1, 2000 was $0.2 million and $2.1 million, respectively. The remaining accrual as of October 1, 2000 is included within accrued employee compensation and benefits ($1.8 million) and other accrued expenses ($0.3 million), above.

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

7.  Acquisitions

Purchase of Graham Packaging Argentina S.A

         On July 1, 1999 the Group acquired selected companies located in Argentina for a total purchase price (including acquisition-related costs) of $8.6 million, net of liabilities assumed. The total purchase price includes a payment on September 29, 2000 of $0.1 million in settlement of the contingent consideration portion of the purchase price. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired companies are included in the financial statements of the Group beginning on July 1, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


         Current assets.....................    $ 2,831
         Property, plant and equipment......      4,840
         Goodwill...........................      8,408
                                                -------

         Total..............................     16,079
         Less liabilities assumed...........      7,499
                                                -------
         Net cost of acquisition............    $ 8,580
                                                =======


Investment in Limited Partnership of PlasPET Florida, Ltd.

         On April 26, 1999 the Group acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.2 million, net of liabilities assumed. The investment was recorded under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Group beginning on July 6, 1999. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values.
Goodwill is being amortized over 20 years on the straight-line basis.
The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


         Current assets......................    $  443
         Property, plant and equipment.......     4,689
         Other assets........................       132
         Goodwill............................     2,841
                                                 ------

         Total...............................     8,105
         Less liabilities assumed............     6,907
                                                 ------
         Net cost of acquisition.............   $ 1,198
                                                 ======


         On October 31, 2000 the Group committed to the sale of its 51% interest in PlasPET Florida, Ltd. Although the sales price is subject to further negotiation, it is not believed that the sale will result in a loss to the Group. Therefore, there is currently no indication of an impairment of the assets to be sold.

       The following table sets forth unaudited pro forma results of operations assuming that the acquisitions had taken place on January 1, 1999.


                                         Nine Months Ended
                                         September 26, 1999
                                         ------------------
                                           (in thousands)


            Net sales....................... $519,265
            Net income......................      348

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


8.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three month and nine month periods ended October 1, 2000 and September 26, 1999 were as follows:

                                                  Three Months Ended             Nine Months Ended
                                               ---------------------------   -------------------------
                                                October 1,    September 26,   October 1,  September 26,
                                                   2000           1999          2000          1999
                                                ---------     ------------    ---------   ------------
                                                                     (in thousands)

            Systems conversion  ............        $---         $ 44           $---       $  764
            Recapitalization compensation ..         232          581            885        2,421
            Restructuring of facilities ....         ---          ---            ---          733
            Aborted acquisition costs ......         ---          ---            ---          (46)
                                                    ----         ----           ----       ------
                                                    $232         $625           $885       $3,872
                                                    ====         ====           ====       ======

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

         Beginning in 1998, the Group incurred restructuring charges at the Blyes plant in France, including the legal liability of severing 51 employees. Restructuring charges, principally severance costs, of $733,000 were incurred during the second quarter of 1999 relative to the restructuring. The amount of the restructuring charges paid and the amount of the remaining accrual as of October 1, 2000 was $1,749,000 and $116,000, respectively.

9.  Rent Expense

         The Group was a party to various leases involving real property and equipment during the year 2000. Total rent expense for operating leases amounted to $4.9 million and $14.4 million for the three and nine months ending October 1, 2000, respectively.

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


11.  Condensed Operating Company Data

         Condensed financial data for the Operating Company as of October 1, 2000 and December 31, 1999 was as follows:

[CAPTION]
                                  October 1,     December 31,
                                     2000            1999
                                  ----------     ------------
                                        (in thousands)

[S]                               [C]             [C]

Current assets.................   $219,067       $ 191,711
Noncurrent assets..............    611,946         551,638
Total assets...................    831,013         743,349
Current liabilities............    206,069         192,545
Noncurrent liabilities.........    925,891         883,583
Partners' capital (deficit)....   (300,947)       (332,779)

         Condensed financial data for the Operating Company for the three and nine month periods ended October 1, 2000 and September 26, 1999 was as follows:

                                                       Three Months Ended               Nine Months Ended
                                                   ----------------------------    ---------------------------
                                                   October 1,     September 26,    October 1,     September 26,
                                                      2000            1999            2000            1999
                                                   ---------      -------------    ----------     ------------

           Sales..................................  $209,337         $181,717        $618,116       $513,593
           Gross profit...........................    33,795           38,585         105,729        103,455
           Net (loss) income......................    (4,557)           6,058          (1,756)        11,260

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.


12.  Comprehensive Income

         Comprehensive income (loss) for the three and nine month periods ended October 1, 2000 and September 26, 1999 was as follows:


                                                       Three Months Ended              Nine Months Ended
                                                   --------------------------      --------------------------
                                                   October 1,    September 26,     October 1,    September 26,
                                                     2000           1999             2000           1999
                                                   ----------    ------------      ---------    -------------
                                                                         (in thousands)


         Net (loss) income............              $ (8,118)       $2,812           $(12,115)    $   1,855
         Foreign currency.............                (9,451)         (528)           (15,859)      (19,881)
                                                     --------       ------           --------      --------
         Comprehensive income (loss)..              $(17,569)       $2,284           $(27,974)     $(18,026)
                                                    ========        ======           ========      ========


13.  Segment Information

         The Group has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Group is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three and nine month periods ended October 1, 2000 and September 26, 1999 was as follows (in thousands):

                                                      North                        Latin
                                                     America        Europe        America       Total
                                                     -------        ------        -------       -----

Net sales  Three Months Ended October 1, 2000       $168,839       $ 33,107      $ 7,391       $209,337
           Three Months Ended September 26, 1999     141,453         32,875        7,389        181,717

           Nine Months Ended October 1, 2000         490,313        106,294       21,509        618,116
           Nine Months Ended September 26, 1999      396,365        100,357       16,871        513,593

Net (loss)  Three Months Ended October 1, 2000        (2,085)        (5,457)        (576)        (8,118)
income
            Three Months Ended September 26, 1999      3,672         (1,161)         301          2,812

            Nine Months Ended October 1, 2000         (2,415)        (8,724)        (976)       (12,115)
            Nine Months Ended September 26, 1999       2,889         (1,558)         524          1,855


14.  New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 on a global basis for the Group. This team has been globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations, financial position, and cash flows.

         In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

         .       persuasive evidence of an arrangement exists;
         .       delivery has occurred or service has been rendered;
         .       the seller's price to the buyer is fixed or
                 determinable; and
         .       collectibility is reasonably assured.

         The Group uses the above criteria to determine when revenue should be recognized, and therefore, the issuance of SAB 101 is not expected to have a material impact on the Group's financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting requirements for securitizations, transfers and servicing of financial assets and collateral and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not completed its review of SFAS No. 140, and has not determined the impact its adoption will have on the Group's results of operations or financial position.

15.    Subsequent Event

          On November 9, 2000, the Company implemented a reorganization and related reduction in force in the United States which will eliminate approximately 70 corporate and plant salaried positions. The Company expects to incur a one time non-recurring charge of approximately $1.3 million in the fourth quarter of 2000.

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

         We believe that critical success factors to our business are our ability to:

         . serve the complex packaging demands of our customers which include some of the world's largest branded consumer products companies;

         . forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

         . make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

         We believe that the area with the greatest opportunity for growth continues to be in producing containers for the North American food and beverage market because of the continued conversion to plastic packaging, including the demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, we have invested over $215 million in capital expenditures to expand our technology, machinery and plant structure to prepare for what we believed would be the growth in the hot-fill PET area. For the year ended December 31, 1999, our sales of hot-fill PET containers had grown to $198.9 million from $68.2 million in 1996. In this business, we continue to benefit from more experienced plant staff, improved line speeds, higher absorption of selling, general and administrative expenses and fixed overhead costs, and improved resin pricing and material usage.

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

         For the nine months ended October 1, 2000, 76% of our net sales were generated by our top twenty customers, the majority of which are under long-term contracts with terms ranging from two to twelve years; the remainder of which are by customers with which we have been doing business for over 15 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirement contracts that do not obligate the customer to purchase any given amount of product from us.

         Based on industry data, the following table summarizes the average market prices per pound of polyethylene terephthalate, or PET, and high density polyethylene, or HDPE, resins in North America over three and nine month periods:

                Three Months Ended           Nine Months Ended
            --------------------------   --------------------------
            October 1,   September 26,   October 1,   September 26,
              2000           1999           2000          1999
            ----------   ------------    ----------   ------------


    PET      $ 0.67       $ 0.58         $ 0.61        $ 0.53
    HDPE       0.46         0.45           0.45          0.39


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


Results of Operations

         The following tables set forth the major components of our net sales (in millions) and such net sales expressed as a percentage of total revenues:

                                 Three Months Ended                       Nine Months Ended
                         ------------------------------------   --------------------------------------
                         October 1, 2000   September 26, 1999   October 1, 2000    September 26, 1999
                         ---------------   ------------------   ---------------    ------------------


Food & Beverage         $103.9      49.6%  $ 82.9     45.6%     $300.6    48.6%     $229.6      44.7%
Household and             53.2      25.5     44.7     24.6       156.8    25.4       131.6      25.6
  Personal Care
Automotive                52.2      24.9     54.1     29.8       160.7    26.0       152.4      29.7
                        ------     -----   ------    -----      ------   -----      ------     -----
Total Net Sales         $209.3     100.0%  $181.7    100.0%     $618.1   100.0%     $513.6     100.0%
                        ======     =====   ======    =====      ======   =====      ======     =====



                                 Three Months Ended                       Nine Months Ended
                         ------------------------------------   --------------------------------------
                         October 1, 2000   September 26, 1999   October 1, 2000     September 26, 1999
                         ---------------   ------------------   ---------------     ------------------


North America            $168.8      80.7%   $141.4    77.8%     $490.3    79.3%     $396.3    77.2%
Europe                     33.1      15.8      32.9    18.1       106.3    17.2       100.4    19.5
Latin America               7.4       3.5       7.4     4.1        21.5     3.5        16.9     3.3
                         ------     -----    ------   -----      ------   -----      ------   -----
Total Net Sales          $209.3     100.0%   $181.7   100.0%     $618.1   100.0%     $513.6   100.0%
                         ======     =====    ======   =====      ======   =====      ======   =====

Three Months Ended October 1, 2000 Compared to Three Months Ended
September 26, 1999

Net Sales.   Net sales for the three months ended October 1, 2000
increased $27.6 million to $209.3 million from $181.7 million for the
three months ended September 26, 1999.   The increase in sales was
primarily due to a 6.3% increase in resin pounds sold and an increase in resin prices. Units sold increased 17.0% for the three months ended
October 1, 2000 as compared to the three months ended September 26, 1999, primarily due to additional food and beverage business, where units increased by 36.3%. On a geographic basis, sales for the three months ended October 1, 2000 in North America were up $27.4 million or 19.4% from the three months ended September 26, 1999. The North American sales increase included higher resin pounds sold of 9.5% and higher units sold of 19.1%.
North American sales in the food and beverage business and the household and personal care business contributed $20.1 million and $7.5 million, respectively, to the increase, while sales in the automotive business were $0.2 million lower. Units sold in North America increased by 49.2% in food and beverage and 17.9% in household and personal care, but decreased by 7.3% in automotive. Growth in food and beverage sales due to capital invested in recent periods was offset by soft volumes in the base business, primarily multi-serve PET juice. In addition, several new projects have encountered ramp-up delays. Automotive has experienced unusual seasonality in 2000. First quarter 2000 volumes were very strong, but were followed by softer volumes in the second and third quarters when compared to the respective periods in 1999. Sales for the three months ended October 1, 2000 in Europe were up $0.2 million or 0.6% from the three months ended September 26, 1999. Overall, European sales reflected a 5.9% decrease in resin pounds sold due to a shift in the mix of products sold, offset by an increase in resin prices. Units sold for the three months ended October 1, 2000 in Europe increased 15.9% from the three months ended September 26, 1999. The growth in sales due to capital investments made in recent periods was primarily offset by exchange rate changes of approximately $5.1 million for the three months ended October 1, 2000 compared to the three months ended September 26, 1999. Sales in Latin America for both the three months ended October 1, 2000 and the three months ended September 26, 1999 were $7.4 million. Units sold for the three months ended October 1, 2000 in Latin America decreased 4.4% from the three months ended September 26, 1999.

Gross Profit. Gross profit for the three months ended October 1, 2000 decreased $4.8 million to $33.8 million from $38.6 million for the three months ended September 26, 1999. Gross profit for the three months ended October 1, 2000 decreased $1.4 million in North America, decreased $2.9 million in Europe and decreased $0.5 million in Latin America when compared to the three months ended September 26, 1999. The decrease in gross profit resulted primarily from increased plant start-up costs in North America and Europe of approximately $1.4 million and operating issues and unfavorable effects of exchange rate changes in Europe for the three months ended October 1, 2000 compared to the three months ended September 26, 1999.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the three months ended October 1, 2000 increased $3.0 million to $14.9 million from $11.9 million for the three months ended September 26, 1999. The increase in selling, general and administrative expenses is due primarily to non-recurring charges, including costs related to a postponed initial public offering ($1.2 million) and management restructuring costs incurred in Europe ($2.3 million) and Latin America ($0.3 million). As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, decreased to 5.2% of sales for the three months ended October 1, 2000 from 6.6% for the three months ended September 26, 1999.

Special Charges and Unusual Items.   Special charges and unusual items
decreased $0.4 million to $0.2 million for the three months ended October 1, 2000 from $0.6 million for the three months ended September 26, 1999. Special charges and unusual items in the three months ended October 1, 2000 included compensation related to the 1998 recapitalization of $0.2 million. Special charges and unusual items in the three months ended September 26, 1999 included compensation related to the 1998 recapitalization of $0.6 million.

Interest Expense, Net. Interest expense, net increased $3.5 million to $26.5 million, including $3.4 million of non-cash interest on our senior discount notes, for the three months ended October 1, 2000 from $23.0 million for the three months ended September 26, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999.

Other (Income) Expense. Other (income) expense was $0.0 million for the three months ended October 1, 2000 as compared to ($0.1) million for the three months ended September 26, 1999. The decrease was due primarily to lower equity income in the three months ended October 1, 2000 as compared to the three months ended September 26, 1999.

Net (Loss) Income.   Primarily as a result of factors discussed above,
net loss was $8.1 million for the three months ended October 1, 2000 compared to net income of $2.8 million for the three months ended
September 26, 1999.


Nine Months Ended October 1, 2000 Compared to Nine Months Ended September
26, 1999

Net Sales.   Net sales for the nine months ended October 1, 2000
increased $104.5 million to $618.1 million from $513.6 million for the
nine months ended September 26, 1999.   The increase in sales was
primarily due to a 9.2% increase in resin pounds sold and an increase in resin prices. Units sold increased 20.9% for the nine months ended October 1, 2000 as compared to the nine months ended September 26, 1999, primarily due to additional food and beverage business, where units increased by 43.9%.
On a geographic basis, sales for the nine months ended October 1, 2000 in North America were up $94.0 million or 23.7% from the nine months ended September 26, 1999. The North American sales increase included higher resin pounds sold of 11.0% and higher units sold of 19.7%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $62.5 million, $18.0 million and $13.5 million, respectively, to the increase. Units sold in North America increased by 49.0% in food and beverage and 10.6% in household and personal care, but decreased by 0.2% in automotive. Sales for the nine months ended October 1, 2000 in Europe were up $5.9 million or 5.9% from the nine months ended September 26, 1999, principally in the food and beverage and household and personal care businesses. Overall, European sales reflected a 2.7% increase in resin pounds sold and a 24.4% increase in units sold. The growth in sales due to capital investments made in recent periods was primarily offset by exchange rate changes of approximately $14.1 million for the nine months ended October 1, 2000 compared to the nine months ended September 26, 1999. Sales in Latin America for the nine months ended October 1, 2000 were up
$4.6 million or 27.2% from the nine months ended September 26, 1999, primarily due to the inclusion of our newly-acquired Latin American subsidiary. Units sold for the nine months ended October 1, 2000 in Latin America increased 10.6% from the nine months ended September 26, 1999.

Gross Profit. Gross profit for the nine months ended October 1, 2000 increased $2.2 million to $105.7 million from $103.5 million for the nine months ended September 26, 1999. Gross profit for the nine months ended October 1, 2000 increased $8.1 million in North America, decreased $5.5 million in Europe and decreased $0.4 million in Latin America when compared to the nine months ended September 26, 1999. The increase in gross profit resulted primarily from the higher sales volume in North America, partially offset by increased plant start-up costs of $2.4 million in North America and Europe and unfavorable effects of exchange rate changes in Europe for the nine months ended October 1, 2000 compared to the nine months ended September 26, 1999.

Selling, General & Administrative Expenses.   Selling, general and
administrative expenses for the nine months ended October 1, 2000 increased $7.4 million to $40.7 million from $33.3 million for the nine months ended September 26, 1999. The increase in selling, general and administrative expenses is due primarily to non-recurring charges, including costs related to a postponed initial public offering ($1.2 million), management restructuring costs incurred in Europe ($2.3 million) and Latin America ($0.3 million) and other termination benefits ($1.0 million), as well as overall growth of the business, principally in North America. As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, decreased to 5.9% of sales for the nine months ended October 1, 2000 from 6.5% for the nine months ended September 26, 1999.

Special Charges and Unusual Items.   Special charges and unusual items
decreased $3.0 million to $0.9 million for the nine months ended October 1, 2000 from $3.9 million for the nine months ended September 26, 1999. Special charges and unusual items in the nine months ended October 1, 2000 included compensation related to the 1998 recapitalization of $0.9 million. Special charges and unusual items in the nine months ended September 26, 1999 included costs related to year 2000 system conversion of $0.8 million, compensation related to the 1998 recapitalization of $2.4 million and restructuring of facilities charges of $0.7 million.

Interest Expense, Net.   Interest expense, net increased $12.2 million to
$76.0 million, including $10.1 million of non-cash interest on our senior discount notes, for the nine months ended October 1, 2000 from $63.8 million for the nine months ended September 26, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999.

Other Expense (Income). Other expense (income) was $0.2 million for the nine months ended October 1, 2000 as compared to ($0.2) million for the
nine months ended September 26, 1999.   The higher expense was due to
higher foreign exchange losses and lower equity income in the nine months ended October 1, 2000 as compared to the nine months ended September 26, 1999.

Net (Loss) Income.   Primarily as a result of factors discussed above,
net loss was $12.1 million for the nine months ended October 1, 2000 compared to net income of $1.9 million for the nine months ended
September 26, 1999.

Effect of Changes in Exchange Rates

         In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on our profitability, and an increase in the value of the dollar relative to these other currencies can have a negative effect on our profitability. Exchange rate fluctuations decreased comprehensive income by $9.5 million and $0.5 million for the three months ended October 1, 2000 and September 26, 1999, respectively, and decreased comprehensive income by $15.9 million and $19.9 million for the nine months ended October 1, 2000 and September 26, 1999, respectively.


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


Liquidity and Capital Resources

         In the nine month period ended October 1, 2000, we funded, through our various borrowing arrangements, operating activities and a $50.0 million capital contribution from the Group's owners, $125.9 million of investing activities, including $124.6 million of capital expenditures.

         Our senior credit agreement currently consists of four term loans to our subsidiary, Graham Packaging Company, totaling $570 million and two revolving loan facilities to Graham Packaging Company totaling $255 million. Unused availability under our revolving credit facilities at October 1, 2000 is $120 million, $65 million of which is under our revolving credit facility and $55 million of which is under our growth capital revolving credit facility. The obligations of Graham Packaging Company under our senior credit agreement are guaranteed by us and by our U.S. subsidiaries. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. We expect to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

         Our senior credit agreement contains certain affirmative and negative covenants as to our operations and financial condition, as well as certain restrictions on the payment of dividends and other distributions to us. Substantially all of our domestic tangible and intangible assets are pledged as collateral pursuant to the terms of our senior credit agreement.

         Our 1998 recapitalization also included the issuance by our subsidiaries, Graham Packaging Company and GPC Capital Corp. I, of $225 million of senior subordinated notes due 2008 and the issuance by us of $169 million aggregate principal amount at maturity of senior discount notes due 2009 which yielded gross proceeds of $100.6 million. At October 1, 2000, the aggregate accreted value of the senior discount notes was $133.1 million. The senior subordinated notes are unconditionally guaranteed on a senior subordinated basis by us and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The senior discount notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the senior discount notes is 10.75%. At October 1, 2000, our outstanding indebtedness was $1,072 million.

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, fees paid pursuant to the Monitoring Agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain non-recurring charges ("Adjusted EBITDA") decreased $2.5 million to $38.7 million for the three months ended October 1, 2000 from $41.2 million for the three months ended
September 26, 1999. Adjusted EBITDA increased $8.4 million to $118.5 million for the nine months ended October 1, 2000 from $110.1 million for the nine months ended September 26, 1999. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to our ability to satisfy our debt service, capital expenditure and working capital requirements and because certain covenants in our borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily titled captions of other companies due to potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:

                                             Three Months Ended            Nine Months Ended
                                        ---------------------------    --------------------------
                                        October 1,   September 26,     October 1,   September 26,
                                           2000          1999             2000           1999
                                        ----------   ------------      ----------    ------------
                                                            (in millions)

Net (loss) income....................... $(8.1)        $ 2.8             $(12.1)    $  1.9
Interest expense, net...................  26.5          23.0               76.0       63.7
Income tax expense......................   0.3           0.4                0.7        0.9
Depreciation and amortization...........  15.5          14.3               47.8       39.2
Fees paid pursuant to the Blackstone
  monitoring agreement..................   0.2           0.2                0.7        0.7
Equity income in earnings of joint
  venture........................ ......   ---          (0.1)               ---       (0.2)
Special charges and unusual items
  (see Note 8)..........................   0.2           0.6                0.9        3.9
Minority interest.......................   ---           ---               (0.6)       ---
Certain non-recurring charges (1).......   4.1           ---                5.1        ---
                                         -----         -----             ------     ------
Adjusted EBITDA......................... $38.7         $41.2             $118.5     $110.1
                                         =====         =====             ======      =====

(1)      Includes costs related to a postponed initial public offering
         ($1.2 million) and management restructuring costs in Europe
         ($2.3 million) and Latin America ($0.3 million) for the three months ended October 1, 2000, and costs related to a postponed initial public offering ($1.2 million), management restructuring costs in Europe ($2.3 million) and Latin America ($0.3 million) and other termination benefits ($1.0 million) for the nine months ended October 1, 2000, but does not include project startup costs which are treated as non-recurring in accordance with the definition of EBITDA under the Company's senior credit agreement. These startup costs were $1.0 million, ($0.2) million, $4.8 million and $2.4 million for the three months ended October 1, 2000 and September 26, 1999 and the nine months ended October 1, 2000 and September 26, 1999, respectively.


         We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We estimate that the annual capital expenditures required to maintain our current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the nine months ended October 1, 2000 were $124.6 million. For the fiscal year 2000, we expect to incur approximately $180 million of capital expenditures. For the fiscal year 2001, we expect to incur approximately $100 million of capital expenditures. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under our senior credit agreement.

         Under our senior credit agreement, we are subject to restrictions on the payment of dividends or other distributions to us, except that our subsidiary, Graham Packaging Company, may pay dividends or other distributions to us:

         .   in respect of overhead, tax liabilities, legal,
            accounting and other professional fees and expenses;

         .   to fund purchases and redemptions of equity interests of
            our company held by then present or former officers or employees of our company, Graham Packaging Company or its subsidiaries or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and

         .   to finance, starting on July 15, 2003, the payment of
            cash interest payments by us on our senior discount notes.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 on a global basis for the Company. This team has been globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations, financial position, and cash flows.

         In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

         .   persuasive evidence of an arrangement exists;
         .   delivery has occurred or service has been rendered;
         .   the seller's price to the buyer is fixed or
             determinable; and
         .   collectibility is reasonably assured.

We use the above criteria to determine whether revenue can be recognized, and therefore believe that the issuance of SAB 101 does not have a material impact on our financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting requirements for securitizations, transfers and servicing of financial assets and collateral and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not completed its review of SFAS No. 140, and has not determined the impact its adoption will have on the Company's results of operations or financial position.

Subsequent Event

          On November 9, 2000, the Company implemented a reorganization and related reduction in force in the United States which will eliminate approximately 70 corporate and plant salaried positions. The Company expects to incur a one time non-recurring charge of approximately $1.3 million in the fourth quarter of 2000. Annual savings as a result of the reorganization and related reduction in force total approximately
$4.3 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27    Financial Data Schedule


         (b)     Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended October 1, 2000.

                                SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:           November 14, 2000

                                  GRAHAM PACKAGING HOLDINGS COMPANY
                                  (Registrant)

                                  By:  BCP/Graham Holdings L.L.C.,
                                  its General Partner



                                       /s/ John E. Hamilton
                                  By: _________________________________
                                  John E. Hamilton
                                  Vice President, Finance and
                                    Administration
                                    (chief accounting officer and duly
                                    authorized officer)