Form 10-K
period 2000-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2001-03-30
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2001 was $-0-. As of February 28, 2001, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
_______________

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

         Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . .    5

         Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . .   34

         Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .   37

         Item 4.   Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . . . . . . .   37

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters  . . . . . . . . . . . . . . . . .   38

         Item 6.   Selected Financial Data  . . . . . . . . . . . . . . .   39

         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . .   44

         Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk  . . . . . . . . . . . . . . . . . . . . .   57

         Item 8.   Financial Statements and Supplementary Data  . . . . .   60

         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . . .  101

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  101

         Item 10.  Advisory Committee Members, Directors and
                   Executive Officers of the Registrant   . . . . . . . .  101

         Item 11.  Executive Compensation   . . . . . . . . . . . . . . .  105

         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management   . . . . . . . . . . . . . . . . . . .  111

         Item 13.  Certain Relationships and Related Transactions   . . .  113

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  122

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K  . . . . . . . . . . . . . . . . .  122

                                    PART I


Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Senior Credit Agreement (as defined below), the Offerings (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and certain entities controlled by Mr. Graham and his family). Since July 27, 1998, the Company's operations have included the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastik Ambalaj A.S. and Graham Packaging Deutschland GmbH, as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the Company's operations have included the operations of Graham Packaging Argentina S.A. as a result of the acquisition of selected companies in Argentina. Since July 6, 1999 the Company's operations have included the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, competition in the Company's markets, including the impact of possible new technologies, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including the Company's hot-fill PET plastic container business. See "--Certain Risks of the Business." All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


General

         Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a Pennsylvania limited partnership and changed its name to "Graham Packaging Company" on March 28, 1991. The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a Delaware limited partnership. The predecessor to Holdings, controlled by the Continuing Graham Entities, was formed in the mid-1970's as a regional domestic custom plastic container supplier, using the proprietary Graham Rotational Wheel.

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

         The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, Telephone (717) 849-8500.

         The Company is managed in three operating segments: North America, which includes the United States and Canada; Europe; and Latin America. Each operating segment includes three major service lines: Food and Beverage, Household and Personal Care, and Automotive.

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets with 60 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer product companies in each category that the Company expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

         Since the beginning of 1998, the Company has grown its net sales at a compounded annual growth rate of over 16% as a result of its aggressive capital investment and focus on the high growth food and beverage market which is growing rapidly due to the accelerating conversion trend from glass, paper and metal containers to plastic packaging. With leading positions in each of its core businesses, the Company believes it is well positioned to continue to benefit from the plastic conversion trend that is still emerging on a global basis and offers the Company opportunities for attractive margins and returns on investment.

         The Company has an extensive blue-chip customer base that includes many of the world's largest branded consumer products companies. Approximately one-third of its manufacturing plants are located on-site at its customers' manufacturing facilities, which the company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company's sales are made pursuant to long-term customer contracts, which include resin pass-through provisions that mitigate the effect of resin price movements on the Company's profitability. The Company's containers are made from various plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2000, the Company's top 20 customers comprised over 77% of its net sales and have been its customers for an average of 15 years.

         The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to consistently generate strong growth, margins and returns on invested capital.

         Food and Beverage. The Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, isotonics, yogurt and nutritional drinks, soups, toppings, sauces, jellies and jams.
The Company's business focuses on major consumer products companies that emphasize distinctive, high-performance packaging in their selected business lines that are undergoing rapid conversion to plastic from other packaging materials. Management believes, based on internal estimates, that the Company has the leading domestic market position for plastic containers for juice, frozen concentrate, pasta sauce and yogurt drinks and the leading position in Europe for plastic containers for yogurt drinks. Management believes that this leadership position creates significant opportunity for the Company to participate in the anticipated conversion to plastic in the wider nutritional drink market. The Company is one of only three domestic market participants that are leading large-scale product conversions to hot-fill PET containers.

         Over the last three fiscal years, the Company's food and beverage sales have grown at a compound annual growth rate of over 38%, benefiting primarily from the rapid market conversion to plastic containers. As a result of technological innovations, PET containers can be used in "hot-fill" food and beverage applications where the container must withstand filling temperatures of over 180 degrees Fahrenheit in an efficient and cost-effective manner. The Company has been a leader in the conversion of multi-serve juices that has occurred during the last few years, and it helped to initiate the conversion of containers for single-serve juice drinks, frozen juice concentrate and wide-mouth PET containers for sauces, jellies and jams. The highly customized hot-fill PET containers allow for the shipment and display of food and beverage products in a non-refrigerated state, in addition to possessing the structural integrity to withstand extreme filling conditions. The Company's oxygen barrier PET container coating and multi-layer barrier technologies also extend the shelf life and protect the quality and flavor of its customers' products.

         With over $230 million of capital invested in the hot-fill PET food and beverage business since the beginning of 1997, the Company has been a major participant in this rapidly growing area. Given the strength of its existing customer base, recent capital investments and technological and design capabilities, the Company believes it is well positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic. In addition, management believes that significant conversion opportunities exist in hot-fill product lines that have just begun to convert to plastic, and from international conversion opportunities.

         The Company's largest customers in the food and beverage business include Clement-Pappas & Company, Inc. ("Clement-Pappas"), Group Danone ("Danone"), Hershey Foods Corporation ("Hersheys"), Hi-Country Foods Corporation ("Hi-Country"), The Minute Maid Company ("Minute Maid"), Northland Cranberries, Inc. ("Northland Cranberries"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), The Quaker Oats Company ("Quaker Oats"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 1998, 1999 and 2000 the Company generated approximately 37.6%, 45.1% and 48.9%, respectively, of its net sales from the food and beverage business.

         Household and Personal Care. In the household and personal care business, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care, hard-surface cleaners, hair care and body wash. The Company continues to benefit as products such as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increasing share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company also expects rapid growth in demand for household and personal care plastic containers internationally to be a key contributor to its business. The Company's largest customers in this sector include Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), Henkel KGaA ("Henkel"), Johnson & Johnson ("J&J"), L'Oreal S.A. ("L'Oreal"), The Procter and Gamble Company ("Procter & Gamble") and Unilever NV ("Unilever"). For the years ended December 31, 1998, 1999 and 2000 the Company generated approximately 30.3%, 25.9% and 25.3%, respectively, of its net sales from the household and personal care business.

         Automotive. Management believes, based on internal estimates, that the Company is the number one supplier of one quart/one liter HDPE motor oil containers in the United States, Canada, and Brazil, supplying most of the motor oil producers in these countries, with an approximate 74% market share in the United States, based on 2000 unit sales. The Company has been producing motor oil containers since the conversion to plastic began 23 years ago and has expanded its market share and maintained margins by partnering with its customers to improve product quality and reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company's joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

         The Company has expanded operations into portions of Latin America to take advantage of the growth resulting from the ongoing conversion from composite cans to plastic containers for motor oil as well as the increasing number of motor vehicles per person in that region. Management anticipates similar growth opportunities for the Company in other economically developing markets where the use of motorized vehicles is rapidly growing, including
Asia and other regions in Latin America. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluids.

         The Company is a supplier of such containers to many of the top domestic producers of motor oil, including Ashland, Inc. ("Ashland", producer of Valvoline motor oil), Castrol Inc. ("Castrol"), Chevron Corporation ("Chevron"), Equilon Enterprises LLC ("Equilon", an alliance between Texaco Inc., "Texaco", and Shell Oil Company, "Shell"), Pennzoil-Quaker State Company ("Pennzoil-Quaker State", the result of the merger between Pennzoil Products Company, "Pennzoil", and The Quaker State Corporation, "Quaker

State"), and Sun Company, Inc. ("Sun Company"). For the years ended December 31, 1998, 1999, and 2000 the Company generated approximately 32.1%, 29.0% and 25.8%, respectively, of its net sales from the automotive container business.

         Additional information regarding business segments is provided in
Note 20 of the Notes to Financial Statements.


Products and Raw Materials

         PET containers, which are transparent, are utilized for products where glasslike clarity is valued and shelf stability is required, such as carbonated soft drinks, juice, juice drinks and teas. HDPE containers, which are nontransparent, are utilized to package products such as motor oil, fabric care, dish care and personal care products, certain food products, chilled juices and frozen juice concentrates.

         PET and HDPE resins constitute the primary raw materials used to make the Company's products. These materials are available from a number of suppliers, and the Company is not dependent upon any single supplier. The Company maintains, as management believes, an adequate inventory to meet demands, but there is no assurance that this will be true in the future. The Company's gross profit has historically been substantially unaffected by fluctuations in resin prices because industry practice permits substantially all changes in resin prices to be passed through to customers through appropriate changes in product pricing. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.

         Through its wholly owned subsidiary, Graham Recycling Company, L.P., the Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world, and more than 65% of its North American HDPE units produced contain recycled HDPE bottles. The recycling plant is located near the Company's headquarters in York, Pennsylvania.


Customers

         Substantially all of the Company's sales are made to major branded consumer products companies located in the United States and abroad. The Company's customers demand a high degree of packaging design and engineering to accommodate complex container shapes, performance and material requirements and quick and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of one to ten years. A majority of the Company's top 20 customers are under long-term contracts.
The Company's contracts typically contain provisions allowing for price adjustments based on the market price of resins and colorants and the cost of energy and labor, among other factors.

         In many cases, the Company is the sole supplier of its customers' custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2000 the Company's largest customer, Unilever, accounted for 11.4% of the Company's total net sales. On December 4, 2000 PepsiCo, Inc. announced a proposed acquisition of Quaker Oats. The Company currently provides plastic containers to Quaker Oats, PepsiCo and to Tropicana, an existing unit of PepsiCo, Inc. Had the three entities been combined for all of calendar year 2000, they would have accounted for approximately 12% of the Company's total net sales. For the year ended December 31, 2000 the Company's twenty largest customers, who accounted for over 77% of net sales, were, in alphabetical order:

Customer(1)                    Business                      Company Customer
                                                             Since(1)
-----------                    --------                      ----------------
Ashland(2)                     Automotive                    Early 1970's
Castrol                        Automotive                    Late 1960's
Chevron                        Automotive                    Early 1970's
Clement Pappas                 Food and Beverage             Mid 1990's
Colgate-Palmolive              Household and Personal Care   Mid 1980's
Danone                         Food and Beverage             Late 1970's
Dial                           Household and Personal Care   Early 1990's
Equilon                        Automotive                    Early 1970's
Hershey's                      Food and Beverage             Mid 1980's
Hi-Country                     Food and Beverage             Late 1990's
Northland Cranberries          Food and Beverage             Late 1990's
Ocean Spray                    Food and Beverage             Early 1990's
Pennzoil-Quaker State          Automotive                    Early 1970's
Petrobras Distribuidora S.A.   Automotive                    Early 1990's
Procter & Gamble               Household and Personal Care   Early 1980's
Quaker Oats                    Food and Beverage             Late 1990's
Tree Top                       Food and Beverage             Early 1990's
Tropicana                      Food and Beverage             Mid 1980's
Unilever                       Household and Personal Care,  Early 1970's
                               Food and Beverage
Welch's                        Food and Beverage             Early 1990's

(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)      Ashland is the producer of Valvoline motor oil.

International Operations

         The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 26 plants located in countries outside of the United States, including Argentina (2), Belgium (1), Brazil (5), Canada (4), France (4), Germany (2), Hungary (1), Italy (2), Poland (2), Spain (1), Turkey (1), and the United Kingdom (1).

         Argentina, Brazil and Mexico. In Brazil, the Company operates four on-site plants for motor oil packaging, including one for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also operates an off-site plant in Brazil for its motor oil and agricultural and chemical businesses. On April 30, 1997, the Company acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. in Brazil, which is now known as Graham Packaging do Brasil Industria e Comercio S.A. ("Graham Packaging do Brazil"). In February 1998, the Company acquired the residual 20% ownership interest in Graham Packaging do Brasil. In Argentina, the Company purchased 100% of the capital stock of Dodisa, S.A., Amerpack, S.A., Lido Plast, S.A. and Lido Plast San Luis, S.A. In April 2000, Dodisa, S.A., Amerpack, S.A., and Lido Plast, S.A. were dissolved without liquidation and merged into Graham Packaging Argentina, S.A. In June 2000, in order to maximize efficiency, the Company shifted some of the volume from its Argentine operations produced for Brazilian customers to the Company's Brazilian facilities and closed one of the facilities in Argentina. In Mexico, the Company entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America.

         Europe. The Company has on-site plants in Belgium, Germany, Hungary, Poland and Spain and ten off-site plants in France, Germany, Italy, Poland, Turkey and the United Kingdom, for the production of plastic containers for liquid food, household and personal care, automotive and agricultural chemical products. Through Masko Graham Spolka Z.O.O., a 50% owned joint venture in Sulejowek, Poland, HDPE containers are manufactured for household and personal care and liquid food products. On March 30, 2001 the Company purchased an additional 1% interest in Masko Graham Joint Venture.

         Canada. The Company has three off-site facilities and one on-site facility in Canada to service Canadian and northern U.S. customers. Three are near Toronto, Ontario and one is near Montreal, Quebec. The Canadian facilities produce products for all three of the Company's target end-use markets. In the first quarter of 2001 the Company announced the closing of its facility in Anjou, Quebec, Canada where manufacturing operations are expected to cease during the second quarter of 2001.


Competition

         The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company's primary competitors include Owens-Illinois, Inc., Ball Corporation, Crown Cork & Seal Company, Inc., Consolidated Container Company LLC (which was formed in 1999 by combining the former Franklin Plastics and Plastic Containers owned by Suiza Foods Corporation and Reid Plastics), Plastipak, Inc., Silgan Holdings Inc., Schmalbach-Lubeca Plastic Containers USA Inc., Rexham Packaging (who acquired American National Can, Inc. in 2000), Logoplaste S.A. and Alpla Werke Alwin Lehner GmbH. Several of these competitors are larger and have greater financial and other resources than the Company has. Management believes that the Company's long-term success is dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise. Other important competitive factors include rapid delivery of products, production quality and price.


Marketing and Distribution

         The Company's sales are made through its own direct sales force; agents or brokers are not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located in Houston, Texas; Cincinnati, Ohio; Levittown, Pennsylvania; Burlington, Ontario; Mississauga, Ontario; Rancho Cucamonga, California; Paris, France; Buenos Aires, Argentina; Sao Paulo, Brazil; Milan, Italy; and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with its customers' manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers' filling lines.

Superior Product Design and Development Capabilities

         The Company's ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the
Company as a market leader.   The Company has demonstrated significant
success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers' products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company's strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that management believes sets it apart from its competition. Some of the Company's recent design and conversion successes include:

- hot-fill PET 16 ounce containers with oxygen barrier coating for conversion from glass bottles of Tropicana Season's Best brand, Pepsi's Dole brand and Welch's brand juices;

- hot-fill PET wide-mouth jars for Ragu pasta sauce, Seneca applesauce and Welch's jellies and jams;

- HDPE frozen juice container for Welch's in the largely unconverted metal and paper-composite can markets; and

- the debut of single and multi-serve, brand-distinctive, custom plastic beverages packages, such as: Gatorade 10 ounce, Danimals 100 milliliter and 93 milliliter yogurt drinks, Snapple 20 ounce and Tropicana Twister
    1.75 liter containers.

         The Company's innovative designs have been recognized, through various awards, by a number of customers and industry organizations. Management believes the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to the Equipment Sales Agreement, Graham Engineering will continue to provide engineering, consulting and other services and sell to the Company certain proprietary blow molding wheels. Over the past several years the Company has received and has filed for numerous patents. See "--The Recapitalization";"-- Intellectual Property"; and "Certain Relationships and Related Transactions-- Certain Business Relationships--Equipment Sales Agreement" (Item 13).


Manufacturing

         A critical component of the Company's strategy is to locate manufacturing plants on site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements, with approximately one-third of its 60 facilities on site at customer and vendor facilities. Within the 60 plants, the Company operates over 400 production
lines.   The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week.

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

         In the stretch blow molding process used for hot-fill PET applications, resin pellets are fed into a Husky injection molding machine that uses heat and pressure to mold a test tube shaped parison or "preform." The preform is then fed into a Sidel blow molder where it is re-heated to allow it to be formed through a stretch blow molding process into a final container. During this re-heat and blow process, special steps are taken to induce the temperature resistance needed to withstand high temperatures on customer filling lines. Management believes that the Husky injection molders and Sidel blow molders used by the Company are widely recognized as the leading technologies for high speed production of hot-fill PET containers and have replaced less competitive technologies used initially in the manufacture of hot-fill PET containers. Management believes that equipment for the production of cold-fill containers can be refitted to accommodate the production of hot-fill containers. However, such refitting has only been accomplished at a substantial cost and has proven to be substantially less efficient than the Company's equipment for producing hot-fill PET containers.

         The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for its containers. The Company's production lines are equipped with various types of automatic inspection machines that electronically inspect containers. Additionally, product samples are inspected and tested by Company employees on the production line for proper dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as raw materials. The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Quality control laboratories are maintained at each manufacturing facility to test characteristics of the products and compliance with quality standards.

         The Company has highly modernized equipment in its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for custom PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage business. In the past, the Company has achieved substantial cost savings in its manufacturing process by productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic volume requirements for each product's specifications.

         Total capital expenditures, excluding acquisitions, for 1998, 1999 and 2000 were approximately $133.9 million, $171.0 million and $163.4 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

         For the fiscal year 2001, the Company expects to incur approximately $110 million of capital expenditures. However, total capital expenditures for 2001 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement.


The Recapitalization

         Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"),
(i) Holdings, (ii) the Graham Entities, and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P. (together with its affiliates, "Blackstone"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and, together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998.

         On February 2, 1998, as part of the Recapitalization, the Operating Company and GPC Capital Corp. I ("CapCo I" and, together with the Operating Company, the "Company Issuers") consummated an offering (the "Senior Subordinated Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series A (the "Fixed Rate Senior Subordinated Old Notes"), and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series A ("FIRSTS"SM) (the "Floating Rate Senior Subordinated Old Notes" and, together with the Fixed Rate Senior Subordinated Old Notes, the "Senior Subordinated Old Notes"). ("FIRSTS" is a service mark of DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated)).

         On February 2, 1998, as part of the Recapitalization, Holdings and GPC Capital Corp. II ("CapCo II" and, together with Holdings, the "Holdings Issuers", which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering (the "Senior Discount Offering" and, together with the Senior Subordinated Offering, the

"Offerings") pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes" and, together with the Senior Subordinated Old Notes, the "Old Notes").

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

         The other principal components and consequences of the Recapitalization included the following:

      -  A change in the name of Holdings to Graham Packaging Holdings
         Company;
      - The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";
      - The contribution by certain Graham Entities to the Operating Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries (the "Graham Contribution");
      - The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the Senior Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" (Item 7));
      - The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries (approximately $264.9 million);
      - The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Offering (other than amounts necessary to pay certain fees and expenses and payments to Management) which, in aggregate, were approximately $313.7 million;
      - The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million;
      - The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million;
      - The repayment by the Graham Entities of $21.2 million owed to Holdings under certain promissory notes;
      - The recognition of additional compensation expense under the Equity Appreciation Plan;
      - The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level Management;
      -  The execution of various other agreements among the parties; and

      - The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

         Upon the consummation of the Recapitalization, Investor LP owned an 81% limited partnership interest in Holdings, Investor GP owned a 4% general partnership interest in Holdings, and the Continuing Graham Entities retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Upon the consummation of the Recapitalization, Holdings owned a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owned a 1% general partnership interest in the Operating Company. Following the consummation of the Recapitalization, certain members of Management owned an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constitutes approximately a 2.6% interest in Holdings. In addition, an affiliate of DB Alex. Brown LLC and Deutsche Bank AG (which acted as Initial Purchasers of the Old Notes in the Offerings) acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

         CapCo I, a wholly owned subsidiary of the Operating Company, and CapCo II, a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Subordinated Notes and as co-borrower under the Senior Credit Agreement. The sole purpose of CapCo II is to act as co-obligor of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement. CapCo I and CapCo II have only nominal assets, do not conduct any operations and did not receive any proceeds of the Offerings. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

         Pursuant to the Recapitalization Agreement, the Graham Entities have agreed that neither they nor their affiliates will, subject to certain exceptions, for a period of five years from and after the Closing, engage in the manufacture, assembly, design, distribution or marketing for sale of rigid plastic containers for the packaging of consumer products less than ten liters in volume.

         The Recapitalization Agreement contains various representations, warranties, covenants and conditions. The representations and warranties generally did not survive the Closing. The Graham Entities have agreed to indemnify Holdings in respect of any claims by Management with respect to the adequacy of the Management awards and, subject to a limit of $12.5 million on payments by the Graham Entities, 50% of certain specified environmental costs in excess of $5.0 million.

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

                                                                   AMOUNT
                                                                -------------
                                                                (In Millions)
SOURCES OF FUNDS:
Bank Borrowings                                                   $    403.5
Senior Subordinated Notes<FN1>                                         225.0
Senior Discount Notes                                                  100.6
Equity investments and retained equity<FN2>                            245.0
Repayment of Promissory notes                                           21.2
Available cash                                                           1.7
                                                                  ----------

     Total                                                        $    997.0
                                                                  ==========

USES OF FUNDS:
Repayment of existing indebtedness<FN3>                           $    264.9
Redemption by Holdings of existing partnership interests               429.6
Purchase by Equity Investors of existing partnership                   208.3
interests
Partnership interests retained by Continuing Graham                     36.7
Entities
Payments to Management                                                  15.4
Transaction costs and expenses                                          42.1
                                                                  ----------

     Total                                                        $    997.0
                                                                  ==========







  <FN1>  Included $150.0 million of Fixed Rate Senior Subordinated Old Notes and $75.0 million of Floating Rate Senior Subordinated Old Notes.
  <FN2>  Included a $208.3 million equity investment made by Blackstone and
         Management in the Equity Investors and a $36.7 million retained partnership interest of the Continuing Graham Entities. In addition, an affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, two of the Initial Purchasers, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).
  <FN3>  Included $264.5 million of existing indebtedness and $0.4 million of accrued interest.


Employees

         As of December 31, 2000, the Company had approximately 4,000 employees, 2,400 of which were located in the United States. Approximately 79% of the Company's employees are hourly wage employees, 43% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between February, 2001 and April, 2004. During the past three years, the Company's subsidiaries in France, Graham Packaging France, S.A.S. and Graham Emballages Plastiques S.A. have experienced labor stoppages on several occasions, none of which exceeded two days in duration. Management believes that it enjoys good relations with the Company's employees.


Environmental Matters

         The Company's operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Environmental Laws can be complex and may change often, capital and operating expenses to comply can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in certain circumstances, joint and several, liability on responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. Contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Management believes that it is not reasonably possible that losses related to existing environmental liabilities, in aggregate, could be material to the Company's financial position, results of operations and liquidity. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2000 and are not expected to be material in the future.

         A number of governmental authorities both in the U.S. and abroad have considered, are expected to consider, or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise impact the Company's business. Some consumer products companies (including certain customers of the Company) have responded to these governmental initiatives and to perceived environmental concerns of consumers by using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world and more than 65% of its HDPE units produced in North America contain materials from recycled HDPE bottles. The Company believes that to date these initiatives and developments have not materially adversely affected the Company.


Intellectual Property

  The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. There can be no assurance, however, that others will not obtain knowledge of such proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to certain licensing arrangements and other agreements which authorize it to use certain other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company's licenses generally range from 9 to 20 years. In some cases the licenses granted to the Company are perpetual and in other cases the term is related to the life of the patents associated with the licenses. The Company also has licensed or sublicensed certain of its intellectual property rights to third parties. Also see "Certain Relationships and Related Transactions" (Item 13).


Certain Risks of the Business

         Substantial Leverage. Upon the consummation of the Recapitalization, the Operating Company and Holdings became highly leveraged. The Senior
Credit Agreement, as amended by the Amendments (as defined below), includes four term loans to the Operating Company with initial term loans totaling up to $570.0 million, a $155.0 million Revolving Credit Facility, and a $100.0 million Growth Capital Revolving Credit Facility. The Indentures (as defined) permit the Issuers to incur additional indebtedness, subject to certain limitations. The annual debt service requirements for the Company are as follows: 2001--$27.4 million; 2002--$27.2 million; 2003--$29.7 million; 2004--$220.8 million; and 2005--$67.2 million. The Company can incur $75 million in additional indebtedness beyond the amount of the Senior Credit Agreement. The Company does not anticipate that this additional indebtedness would be expressly subordinated to other indebtedness. Accordingly, if incurred at the Operating Company level, such additional indebtedness would be senior to the Operating Company's Senior Subordinated Notes, and the Senior Discount Notes of Holdings would be structurally subordinated to such additional indebtedness.

         The Issuers' high degree of leverage could have important consequences to the holders of the Notes, including, but not limited to, the following: (i) the Issuers' ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Issuers' cash flow from operations must be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available to the Issuers for other purposes, including capital expenditures necessary for maintenance of the Company's facilities and for the growth of its businesses; (iii) certain of the Issuers' borrowings are and will continue to be at variable rates of interest, which exposes the Issuers to the risk of increased interest rates; (iv) the indebtedness outstanding under the Senior Credit Agreement is secured and matures prior to the maturity of the Notes; (v) the Issuers may be substantially more leveraged than certain of their competitors, which may place the Issuers at a competitive disadvantage; and (vi) the Issuers' substantial degree of leverage, as well as the covenants contained in the Indentures and the Senior Credit Agreement, may hinder their ability to adjust rapidly to changing market conditions and could make them more vulnerable in the event of a downturn in general economic conditions or in their business.

         Ability to Service Debt. The Issuers' ability to make scheduled payments or to refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond their control. If the Issuers' cash flow and capital resources are insufficient to fund their respective debt service obligations, they may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. There can be no assurance that the Issuers' operating results, cash flow and capital resources will be sufficient for payment of their indebtedness. In the absence of such operating results and resources, the Issuers could face substantial liquidity problems and might be required to dispose of material assets or operations to meet their respective debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds which the Issuers could realize therefrom. In addition, because the Operating Company's obligations under the Senior Credit Agreement will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Operating Company's ability to meet its debt service obligations. In the future, the Operating Company will be required to make the following scheduled principal payments on the Term Loans under the Senior Credit Agreement: 2001--$20.0 million; 2002--$25.0 million; 2003--$27.5 million; 2004--$93.0 million; 2005-
-$64.9 million; 2006--$242.7 million; and 2007--$74.0 million. The Term Loan Facilities under the Senior Credit Agreement shall be prepaid, subject to certain conditions and exceptions, with (i) 100% of the net proceeds of any incurrence of indebtedness, subject to certain exceptions, by Holdings or its subsidiaries, (ii) 75% of the net proceeds of issuances of equity, subject to certain exceptions, after the Closing by Holdings or any of its subsidiaries,
(iii) 100% of the net proceeds of certain asset dispositions, (iv) 50% of the annual excess cash flow (as such term is defined in the Senior Credit Agreement) of Holdings and its subsidiaries on a consolidated basis and (v) 100% of the net proceeds from any condemnation and insurance recovery events, subject to certain reinvestment rights. Outstanding balances under the Revolving Credit Facility and Growth Capital Revolving Credit Facility are payable in 2004.

         Additionally, if the Issuers were to sustain a decline in their operating results or available cash, they could experience difficulty in complying with the covenants contained in the Senior Credit Agreement, the Indentures or any other agreements governing future indebtedness. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-acceleration and cross-default provisions.

         Holding Company Structure; Structural Subordination of Senior Discount Exchange Notes. Holdings is a holding company which has no significant assets other than its direct and indirect partnership interests in the Operating Company. CapCo II, a wholly owned subsidiary of Holdings, was formed for the purpose of serving as a co-issuer of the Senior Discount Notes and has no operations or assets from which it will be able to repay the Senior Discount Notes. Accordingly, the Holdings Issuers must rely entirely upon distributions from the Operating Company to generate the funds necessary to meet their obligations, including the payment of accreted value or principal and interest on the Senior Discount Notes. The Senior Subordinated Indenture and the Senior Credit Agreement contain significant restrictions on the ability of the Operating Company to distribute funds to Holdings. There can be no assurance that the Senior Subordinated Indenture, the Senior Credit Agreement or any agreement governing indebtedness that refinances such indebtedness or other indebtedness of the Operating Company will permit the Operating Company to distribute funds to Holdings in amounts sufficient to pay the Accreted Value or principal or interest on the Senior Discount Notes when the same become due (whether at maturity, upon acceleration or otherwise).

         The only significant assets of Holdings are its partnership interests in the Operating Company. All such interests are pledged by Holdings as collateral under the Senior Credit Agreement. Therefore, if Holdings were unable to pay the Accreted Value or principal or interest on the Senior Discount Notes, the ability of the holders of the Senior Discount Notes to proceed against the partnership interests of the Operating Company to satisfy such amounts would be subject to the prior satisfaction in full of all amounts owing under the Senior Credit Agreement. Any action to proceed against such partnership interests by or on behalf of the holders of Senior Discount Notes would constitute an event of default under the Senior Credit Agreement entitling the lenders thereunder to declare all amounts owing thereunder to be immediately due and payable, which event would in turn constitute an event of default under the Senior Subordinated Indenture, entitling the holders of the Senior Subordinated Notes to declare the principal and accrued interest on the Senior Subordinated Notes to be immediately due and payable. In addition, as secured creditors, the lenders under the Senior Credit Agreement would control the disposition and sale of the Operating Company partnership interests after an event of default under the Senior Credit Agreement and would not be legally required to take into account the interests of unsecured creditors of Holdings, such as the holders of the Senior Discount Notes, with respect to any such disposition or sale. There can be no assurance that the assets of Holdings after the satisfaction of claims of its secured creditors would be sufficient to satisfy any amounts owing with respect to the Senior Discount Notes.

         The Senior Discount Notes will be effectively subordinated to all existing and future claims of creditors of Holdings' subsidiaries, including the lenders under the Senior Credit Agreement, the holders of the Senior Subordinated Notes and trade creditors. As described above, the rights of the Holdings Issuers and their creditors, including the holders of the Senior Discount Notes, to realize upon the assets of Holdings or any of its subsidiaries upon any such subsidiary's liquidation (and the consequent rights of the holders of the Senior Discount Notes to participate in the realization of those assets) will be subject to the prior claims of the lenders under the Senior Credit Agreement and the creditors of Holdings' subsidiaries including in the case of the Operating Company, the lenders under the Senior Credit Agreement and the holders of the Senior Subordinated Notes. In such event, there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Discount Notes then outstanding. Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

         The Senior Subordinated Notes and all amounts owing under the Senior Credit Agreement will mature prior to the maturity of the Senior Discount Notes. The Senior Discount Indenture requires that any agreements governing indebtedness that refinances the Senior Subordinated Notes or the Senior Credit Agreement not contain restrictions on the ability of the Operating

Company to make distributions to Holdings that are more restrictive than those contained in the Senior Subordinated Indenture or the Senior Credit Agreement, respectively. There can be no assurance that if the Operating Company is required to refinance the Senior Subordinated Notes or any amounts under the Senior Credit Agreement, it will be able to do so upon acceptable terms, if at all.

         Subordination of Senior Subordinated Notes and Holdings Guarantee. The Senior Subordinated Notes are unsecured obligations of the Company Issuers that are subordinated in right of payment to all Senior Indebtedness of the Company Issuers, including all indebtedness under the Senior Credit Agreement. The Indentures and the Senior Credit Agreement will permit the Operating Company to incur additional Senior Indebtedness, provided that certain conditions are met, and the Operating Company expects from time to time to incur additional Senior Indebtedness. In the event of the insolvency, liquidation, reorganization, dissolution or other winding up of the Company Issuers or upon a default in payment with respect to, or the acceleration of, or if a judicial proceeding is pending with respect to any default under, any Senior Indebtedness, the lenders under the Senior Credit Agreement and any other creditors who are holders of Senior Indebtedness must be paid in full before a holder of the Senior Subordinated Notes may be paid. Accordingly, there may be insufficient assets remaining after such payments to pay principal or interest on the Senior Subordinated Notes. In addition, under certain circumstances, no payments may be made with respect to the principal of or interest on the Senior Subordinated Notes if a default exists with respect to certain Senior Indebtedness. CapCo I, a wholly owned subsidiary of the Operating Company, was formed solely for the purpose of serving as a co-issuer of the Senior Subordinated Notes and has no operations or assets from which it will be able to repay the Senior Subordinated Notes. Accordingly, the Company Issuers must rely entirely upon the cash flow and assets of the Operating Company to generate the funds necessary to meet their obligations, including the payment of principal and interest on the Senior Subordinated Notes.

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

         Restrictive Debt Covenants. The Senior Credit Agreement and the Indentures contain a number of significant covenants that, among other things, restrict the ability of the Issuers to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness (including, in the case of the Senior Credit Agreement, the Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restrict the activities of the Issuers. In addition, under the Senior Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with such provisions may be affected by events beyond the Operating Company's control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Senior Credit Agreement. In the event of any such default, depending upon the actions taken by the lenders, the Issuers could be prohibited from making any payments of principal or interest on the Notes. In addition, the lenders could elect to declare all amounts borrowed under the Senior Credit Agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing such indebtedness. If the Senior Indebtedness were to be accelerated, there can be no assurance that the assets of the Operating Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Operating Company.

         Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company's 26 plants outside of the United States are located in Argentina
(2), Belgium (1), Brazil (5), Canada (4), France (4), Germany (2), Hungary
(1), Italy (2), Poland (2), Spain (1), Turkey (1), and the United Kingdom
(1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. To date, the above risks in Europe, North America and Latin America have not had a material impact on the Company's operations, but no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

         Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company depends on large quantities of PET and HDPE resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could
result in a slower pace of conversions to plastic containers.   Historically,
the Company has passed through substantially all increases in the cost of resins to its customers through contractual provisions and standard industry practice; however, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company's operating margins could be affected adversely. Furthermore, if the Company cannot obtain resin from any of its suppliers, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

         Dependence on Significant Customer. All product lines the Company provides to Unilever, the Company's largest customer, collectively accounted for approximately 11.4% of the Company's net sales for the year ended December 31, 2000. Unilever's termination of its relationship with the Company could have a material adverse effect upon the Company's business, financial position or results of operations. On December 4, 2000 PepsiCo, Inc. announced a proposed acquisition of Quaker Oats. The Company currently provides plastic containers to Quaker Oats, PepsiCo and to Tropicana, an existing unit of PepsiCo, Inc. Had the three entities been combined for all of calendar year 2000, they would have accounted for approximately 12% of the Company's total net sales. Additionally, in 2000 the Company's top 20 customers comprised over 77% of its net sales. The Company's existing customers' purchase orders and contracts typically vary from one to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, despite the existence of supply contracts with its customers, the Company faces the risk that customers will not purchase the amounts that the Company expects pursuant to its customers' supply contracts.

         Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company's ability to operate its business and implement its strategies effectively. In particular, the loss of the services provided by G. Robinson Beeson, Scott G. Booth, John A. Buttermore, John E. Hamilton, Roger M. Prevot, Ashok Sudan and Philip R. Yates, among others, could have a material adverse effect on the

Company. The Company does not maintain "key" person insurance on any of its executive officers.

         Relationship with Graham Affiliates. The relationship of the Company with Graham Engineering and Graham Capital Corporation ("Graham Capital"), or their successors or assigns, is material to the business of the Company. To date, certain affiliates of the Graham Entities have provided important equipment, technology and services to Holdings and its subsidiaries. Upon the Recapitalization, Holdings entered into the Equipment Sales Agreement (as defined) with Graham Engineering, pursuant to which Graham Engineering will provide the Company with the Graham Wheel and related technical support, and the Consulting Agreement (as defined in Item 13) with Graham Capital, pursuant to which Graham Capital will provide the Company with certain consulting services. The obligations of Holdings to make payments to the Graham affiliates under the Equipment Sales Agreement and the Consulting Agreement would be unsubordinated obligations of Holdings. Accordingly, such obligations would be pari passu with the Senior Discount Notes and would be structurally subordinated to the Senior Subordinated Notes. If any such agreements were terminated prior to their scheduled terms or if the relevant Graham affiliate fails to comply with any such agreement, the business, financial condition and results of operations of the Company could be materially and adversely affected.

         Fraudulent Conveyance. In connection with the Recapitalization, the Operating Company made a distribution to Holdings of $313.7 million of the net proceeds of the Senior Subordinated Offering and the Bank Borrowings, and Holdings redeemed certain partnership interests held by the Graham Entities for $429.6 million (without giving effect to payment by the Graham Entities of $21.2 million owed to Holdings under certain promissory notes). If a court in a lawsuit brought by an unpaid creditor of one of the Issuers or a representative of such creditor, such as a trustee in bankruptcy, or one of the Issuers as a debtor-in-possession, were to find under relevant federal and state fraudulent conveyance statutes that such Issuer had (a) actual intent to defraud or (b) did not receive fair consideration or reasonably equivalent value for the distribution from the Operating Company to Holdings or for incurring the debt, including the Notes, in connection with the financing of the Recapitalization, and that, at the time of such incurrence, such Issuer (i) was insolvent, (ii) was rendered insolvent by reason of such incurrence, (iii) was engaged in a business or transaction for which the assets remaining with such Issuer constituted unreasonably small capital or
(iv) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, such court could void such Issuer's obligations under the Notes, subordinate the Notes to other indebtedness of such Issuer or take other action detrimental to the holders of the Notes.

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

         Risks Associated with Possible Future Acquisitions. The Company's future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisition, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face certain operational risks, such as, failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company's ongoing business, dissipating the Company's limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, in order to finance acquisitions, the Company would likely incur additional indebtedness, as permitted under the Senior Credit Agreement and the Indentures, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.


Item 2.  Properties

         The Company currently owns or leases 60 plants located in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Spain, Turkey, the United Kingdom and the United States. Twenty-one of the Company's plants are located on site at customer and vendor facilities. The Company's operation in Sulejowek, Poland during 2000 was pursuant to a joint venture arrangement in which the Company owns a 50% interest. In 1999, the Company consolidated and relocated its corporate headquarters to a facility located in York, Pennsylvania. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally are expected to provide sufficient capacity to meet the Company's requirements for the foreseeable future.

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

                                                On Site                                      Size
Location                                      Or Off Site       Leased/Owned               (Sq. ft.)
--------                                      -----------       ------------               ---------
U.S. Packaging Facilities <FN1>
  1.  York, Pennsylvania <FN8>                  Off Site            Owned                   395,554
  2.  Maryland Heights, Missouri                Off Site            Owned                   308,961
  3.  Holland, Michigan                         Off Site            Leased                  218,128
  4.  York, Pennsylvania                        Off Site            Leased                  210,370
  5.  Selah, Washington                         On Site             Owned                   170,553
  6.  Atlanta, Georgia                          On Site             Leased                  165,000
  7.  Montgomery, Alabama                       Off Site            Leased                  150,143
  8.  Emigsville, Pennsylvania                  Off Site            Leased                  148,300
  9.  Levittown, Pennsylvania                   Off Site            Leased                  148,000
 10.  Rancho Cucamonga, California              Off Site            Leased                  143,063
 11.  Santa Ana, California                     Off Site            Owned                   127,680
 12.  Muskogee, Oklahoma                        Off Site            Leased                  125,000
 13.  Woodridge, Illinois                       Off Site            Leased                  124,137
 14.  Atlanta, Georgia                          Off Site            Leased                  112,400
 15.  Cincinnati, Ohio                          Off Site            Leased                  111,669
 16.  Bradford, Pennsylvania                    Off Site            Leased                   90,350
 17.  Berkeley, Missouri <FN8>                  Off Site            Owned                    75,000
 18.  Jefferson, Louisiana                      Off Site            Leased                   58,799
 19.  Cambridge, Ohio                           On Site             Leased                   57,000
 20.  Port Allen, Louisiana                     On Site             Leased                   56,721
 21.  Shreveport, Louisiana                     On Site             Leased                   56,400
 22.  Richmond, California                      Off Site            Leased                   54,985
 23.  Houston, Texas                            Off Site            Owned                    52,500
 24.  Lakeland, Florida <FN2>                   Off Site            Leased                   49,000
 25.  New Kensington, Pennsylvania              On Site             Leased                   48,000
 26.  N. Charleston, South Carolina             On Site             Leased                   45,000
 27.  Darlington, South Carolina                On Site             Leased                   43,200
 28.  Bradenton, Florida                        On Site             Leased                   33,605
 29.  Vicksburg, Mississippi                    On Site             Leased                   31,200
 30.  Bordentown, New Jersey                    On Site             Leased                   30,000
 31.  Tulsa, Oklahoma                           On Site             Leased                   28,500
 32.  Wapato, Washington                        Off Site            Leased                   20,300
 33.  Rancho Cucamonga, California <FN2>        Off Site            Leased                   17,179









Canadian Packaging Facilities
 34.  Burlington, Ontario, Canada <FN8>         Off Site            Owned                   145,200
 35.  Mississauga, Ontario, Canada <FN8>        Off Site            Owned                    78,416
 36.  Anjou, Quebec, Canada <FN3> <FN8>         Off Site            Owned                    44,875
 37.  Toronto, Ontario, Canada                  On Site              <FN6>                    5,000

European Packaging Facilities
 38.  Assevent, France                          Off Site            Owned                   186,000
 39.  Noeux les Mines, France                   Off Site            Owned                   120,000
 40.  Wrexham, United Kingdom                   Off Site            Owned                   120,000
 41.  Campochiaro, Italy                        Off Site            Owned                    93,200
 42.  Blyes, France                             Off Site            Owned                    89,000
 43.  Sulejowek, Poland <FN4>                   Off Site            Owned                    83,700
 44.  Bad Bevensen, Germany                     Off Site       Owned/Leased <FN7>            80,000
 45.  Meaux, France                             Off Site            Owned                    80,000
 46.  Aldaia, Spain <FN5>                       On Site             Leased                   75,350
 47.  Sovico (Milan), Italy                     Off Site            Leased                   74,500
 48.  Istanbul, Turkey                          Off Site            Owned                    50,000
 49.  Rotselaar, Belgium                        On Site             Leased                   15,070
 50.  Bierun, Poland                            On Site             Leased                   10,652
 51.  Genthin, Germany                          On Site             Leased                    6,738
 52.  Nyirbator, Hungary                        On Site             Leased                    5,000

Latin American Packaging Facilities
 53.  Sao Paulo, Brazil                         Off Site            Leased                   66,092
 54.  Buenos Aires, Argentina                   Off Site            Owned                    33,524
 55.  Rio de Janeiro, Brazil                    On Site        Owned/Leased <FN7>            22,604
 56.  Rio de Janeiro, Brazil                    On Site             Leased                   16,685
 57.  Rio de Janeiro, Brazil                    On Site              <FN6>                   11,000
 58.  San Luis, Argentina                       Off Site            Owned                     8,070
 59.  Santos, Brazil                            On Site             Leased                    5,800

Graham Recycling
 60.  York, Pennsylvania <FN8>                  Off Site            Owned                    44,416

Administrative Facilities
   -  York, Pennsylvania                          N/A               Leased                   70,071
   -  Burlington, Ontario, Canada <FN8>           N/A               Owned                     4,800
   -  Rueil, Paris, France                        N/A               Leased                    4,300
   -  Sao Paulo, Brazil                           N/A               Leased                    3,800









<FN1>  Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Senior Credit Agreement and Amendments
<FN2>  This facility is leased by PlasPET Florida, Ltd., in which the Company holds a 51% interest
<FN3>  The Company expects to close this facility during the second quarter of
       2001
<FN4>  This facility was owned by the Masko Graham Joint Venture during 2000, in which the Company holds a 50% interest
<FN5>  Currently under construction
<FN6>  These on-site facilities are operated without leasing the space occupied
<FN7>  The building is owned; land is leased
<FN8>  Contributed to the Operating Company as part of the Graham Contribution.
       With respect to the Berkeley, Missouri facility (location 17 in the table above), a manufacturing warehouse and parcel of land, the latter two of which are not listed in the table above, were contributed to the Operating Company as part of the Graham Contribution.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Holdings has made distributions to its partners totaling the amounts set forth in the Statements of Partners' Capital (Deficit) included in
Item 8 of this Report, during the periods indicated therein.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

         As indicated under Item 1, "Business---The Recapitalization", upon the Closing of the Recapitalization, (i) certain limited and general partnership interests in Holdings held by the Graham Entities were redeemed by Holdings for $429.6 million, and (ii) certain limited and general partnership interests in Holdings held by the Graham Entities were purchased by the Equity Investors for $208.3 million.

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

Item 6.  Selected Financial Data

         The following table sets forth certain selected historical financial data for the Company for and at the end of each of the years in the five-year period ended December 31, 2000 and are derived from the Company's audited financial statements. The combined financial statements as of December 31, 1996 and 1997 and for each of the two years in the period ended December 31, 1997 have been restated for the change in accounting for inventory costs as described in note (7) to the following table. The combined financial statements of the Company (as defined in Note 1 to the Financial Statements (Item 8)) have been prepared for periods prior to the Recapitalization to include Holdings and its subsidiaries on a combined basis and for periods subsequent to the Recapitalization, on a consolidated basis. The following table should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements of the Company, including the related notes thereto, included under Item 8.

                                                                  Year Ended December 31,
                                                    1996      1997        1998      1999      2000
                                                    ----      ----        ----      ----      ----
                                                                       (In millions)
INCOME STATEMENT DATA
Net sales <FN1>                                   $459.7     $521.7    $588.1     $716.1     $824.6
Gross profit <FN1>                                  77.0       84.7     115.4      142.7      135.1
Selling, general and administrative expenses        35.5       34.9      37.8       48.0       56.8
Impairment charges <FN2>                             ---        ---       ---        ---       21.1
Special charges and unusual items <FN3>              7.0       24.4      24.2        4.6        1.1
                                                  ------     ------    ------     ------     ------
Operating income                                    34.5       25.4      53.4       90.1       56.1
Recapitalization expenses <FN4>                      ---        ---      11.8        ---        ---
Interest expense, net                               14.5       13.4      68.0       87.5      101.7
Other (income) expense, net <FN5>                  (1.0)        0.7     (0.2)      (0.7)        0.2
Minority interest                                    ---        0.2       ---      (0.5)      (0.6)
Income tax provision  <FN5>                          ---        0.6       1.1        2.5        0.4
Extraordinary loss <FN6>                             ---        ---       0.7        ---        ---
                                                  ------     ------    ------     ------     ------
Net income (loss) <FN7> <FN8>                     $ 21.0     $ 10.5   $(28.0)    $   1.3    $(45.6)
                                                  ======     ======    ======     ======     ======

OTHER DATA:
Cash flows from:
  Operating activities                             $68.0      $66.9     $41.8     $ 55.5    $  90.9
  Investing activities                            (32.8)     (72.3)   (181.2)    (181.8)    (164.7)
  Financing activities                            (34.6)        9.5     139.7      126.2       78.4
Adjusted EBITDA <FN9>                               90.4       90.1     117.7      149.1      153.7
Capital expenditures (excluding                     31.3       53.2     133.9      171.0      163.4
acquisitions)
Investments (including acquisitions) <FN10>          1.2       19.0      45.2       10.3        0.1
Depreciation and amortization <FN11>                48.2       41.0      39.3       53.2       66.2
Ratio of earnings to fixed charges <FN12>           2.2x       1.6x       ---       1.0x        ---

BALANCE SHEET DATA:
Working capital (deficit) <FN13>                 $  18.7    $   4.4   $ (5.5)     $ 10.6    $(23.5)
Total assets                                       340.5      387.5     596.7      741.2      821.3
Total debt                                         240.5      268.5     875.4    1,017.1    1,060.2
Partners' capital (deficit)                         18.5        2.3   (438.8)    (458.0)    (464.4)

<FN1>  Net sales increase or decrease based on fluctuations in resin prices as industry practice and the Company's agreements with its customers permit substantially all price changes to be passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit is substantially unaffected by fluctuations in resin prices. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.

<FN2>  Includes impairment charges recorded on certain long-lived assets ($16.3 million) and goodwill ($4.8 million) (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" (Item 7) for a further discussion).

<FN3>  Includes compensation costs related to the Company's 1998 recapitalization, restructuring, systems conversion, aborted acquisition and legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.

<FN4>  See "Management's Discussion and Analysis of Financial Condition and
       Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.

<FN5>  As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes are assessed to Holdings' partners based on the income of Holdings. Holdings made tax distributions to its partners to reimburse them for such tax liabilities. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.

<FN6>  Represents cost incurred, including the write-off of unamortized debt issuance fees, in connection with the early extinguishment of debt.

<FN7>  Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the LIFO method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the costs related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change decreased net income for the year ended December 31, 1996 by $0.2 million, increased net income for the year ended December 31, 1997 by $0.3 million and increased net loss for the year ended December 31, 1998 by $2.0 million.

<FN8>  In April 1997, the Company acquired 80% of certain assets and assumed
       80% of certain liabilities of Rheem-Graham Embalagens Ltda. for $20.3 million (excluding direct costs of the acquisition). The remaining 20% was purchased in February 1998. In July 1998, the Company acquired selected plastic container manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for $38.9 million (excluding direct costs of the acquisition), net of liabilities assumed. On April 26, 1999, the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for $1.1 million (excluding direct costs of the acquisition), net of liabilities assumed. On July 1, 1999, the Company acquired selected companies located in Argentina for $8.1 million (excluding direct costs of the acquisition), net of liabilities assumed. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the dates of acquisition.

<FN9>  Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is defined in the Company's two existing indentures as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, recapitalization expenses, special charges and unusual items and non-recurring charges.
       Adjusted EBITDA is included in this Report to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar measures are frequently used as a measure of operations and the ability to meet debt service requirement, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial







       Statements and Supplementary Data (Item 8), including the related notes thereto.

       Adjusted EBITDA is calculated as follows:


                                                                                Year Ended December 31,
                                                                     ---------------------------------------------
                                                                     1996      1997      1998      1999       2000
                                                                     ----      ----      ----      ----       ----
                                                                                   (In millions)

Income (loss) before extraordinary item                               $ 21.0   $ 10.5  $(27.3)  $   1.3    $(45.6)
Interest expense, net                                                   14.5     13.4     68.0     87.5      101.7
Income tax expense                                                        --      0.6      1.1      2.5        0.4
Depreciation and amortization                                           48.2     41.0     39.3     53.2       66.2
Impairment charges                                                         -       -        -         -       21.1
Fees paid pursuant to the Blackstone monitoring agreement                 --       --      1.0      1.0        1.0
Equity income in earnings of joint venture                              (0.3)    (0.2)    (0.3)    (0.3)      (0.1)
Non-cash compensation                                                     --      0.2       --       --         --
Special charges and unusual items/certain non-recurring charges (A)      7.0     24.4     24.2      4.6        9.6
Recapitalization expenses                                                 --       --     11.8    (0.2)         --
Minority interest                                                         --      0.2       --    (0.5)      (0.6)
                                                                      ------   ------  -------   ------     ------


Adjusted EBITDA (B)                                                   $ 90.4   $ 90.1  $ 117.8   $149.1    $ 153.7
                                                                      ======   ======  =======   ======     ======

      (A) For the year ended December 31, 2000 includes special charges and unusual items related to compensation costs related to the Company's 1998 recapitalization ($1.1 million) and certain non-recurring charges including costs related to a postponed initial public offering ($1.5 million), global restructuring costs ($6.0 million) and other costs ($1.0 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.

      (B) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Company's Senior Credit Agreement. These startup costs were $8.4 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively.

<FN10> Investments include the acquisitions made by the Company in the United
       States, France, the United Kingdom, Brazil, Argentina, Germany and
       Turkey described in note (8) above.   Amounts shown under this caption
       represent cash paid, net of cash acquired in the acquisitions.

<FN11> Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, net.

<FN12> For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest and extraordinary items, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $26.3 million for the year ended December 31, 1998 and by $45.8 million for the year ended December 31, 2000.

<FN13> Working capital is defined as current assets, less cash and cash equivalents, minus current liabilities, less current maturities of long-term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets with 60 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

         Management believes that critical success factors to the Company's business are its ability to:

    - serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies;

    - forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

    - make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the North American food and beverage market because of the continued conversion to plastic packaging, including the demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, the Company has invested over $230 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2000 the Company's sales of hot-fill PET containers has grown to $246.6 million from $68.2 million in 1996. In this business, the Company continues to benefit from more experienced plant staff, improved line speeds, higher absorption of selling, general and administrative expenses and fixed overhead costs, and improved resin pricing and material usage.

         The Company's household and personal care business continues to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increased share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company has upgraded its proprietary machinery in the United States to new larger blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

         The Company's North American one-quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one-quart motor oil industry decreased in 2000 as compared to 1999, in addition to an average annual volume decline of 1% to 2% in prior years. Management believes the decline in the domestic one-quart motor oil business will continue for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America. On April 30, 1997, the Company acquired 80% of certain assets and 80% of certain liabilities of Rheem-Graham Embalagens Ltda., a leading supplier of containers to the motor oil industry in Brazil, and on February 17, 1998, the Company purchased the residual 20% ownership interest. Since that acquisition, the Company has signed agreements to operate two additional plants in Brazil, both of which are now in production.

        Consistent with its strategy to expand in selected international areas, the Company currently operates 26 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Spain, Turkey and the United Kingdom. During the latter portion of 2000, the Company experienced a decline in its operations in the United Kingdom. This reduction in business was the result of the loss of a key customer in that location. Also, the Company experienced a downturn in financial performance in certain plants in France. Although management is addressing these issues, some of these performance declines are considered to be other than temporary. (See "--Results of Operations" for a discussion of impairment charges). In addition, given the recent troubled economy in Latin America, Management closely monitors its operations and investment there. In the first quarter of 2001 the Company announced the closing of its facility in Anjou, Quebec, Canada. Manufacturing operations are expected to cease during the second quarter of 2001. The Company believes the effect of the closing will not have a material adverse impact on its financial condition and results of operations. On March 30, 2001 the Company purchased an additional 1% interest in Masko Graham Joint Venture.

         For the year ended December 31, 2000, 77% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms ranging from two to twelve years; the remainder of which were generated by customers with whom the Company has been doing business for over 17 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

         Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in North America over the years ending December 31, 2000, 1999 and 1998:


<CAPTION
                                             Year Ended December 31,
                                         ------------------------------
                                          2000         1999        1998
                                         -----        -----       -----
     PET                                 $0.62        $0.54        $0.53

     HDPE                                 0.44         0.41         0.37

         In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit substantially all price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that cost of goods sold, as well as certain other expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.

         The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of its partners. The Company may make tax distributions to its partners to reimburse them for such tax obligations, if any. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.


Results of Operations

         The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total revenues:

                                                              Year Ended December 31,
                                                                   (In Millions)
                                              2000                      1999                     1998

Food and Beverage                         $402.9      48.9%        $323.1      45.1%         $221.1      37.6%
Household and Personal Care                208.7      25.3%         185.3      25.9%          178.3      30.3%
Automotive                                 213.0      25.8%         207.7      29.0%          188.7      32.1%
                                          ------     ------        ------     ------         ------     ------

Total Net Sales                           $824.6     100.0%        $716.1     100.0%         $558.1     100.0%
                                          ======     ======        ======     ======         ======     ======

                                                              Year Ended December 31,
                                                                   (In Millions)
                                              2000                      1999                     1998
North America                             $656.6      79.6%        $555.0      77.5%         $465.3      79.1%
Europe                                     138.9      16.9%         136.7      19.1%          100.8      17.2%
Latin America                               29.1       3.5%          24.4       3.4%           22.0       3.7%
                                          ------     ------        ------     ------         ------     ------


Total Net Sales                           $824.6     100.0%        $716.1     100.0%         $588.1     100.0%
                                          ======     ======        ======     ======         ======     ======


2000 Compared to 1999

         Net Sales. Net sales for the year ended December 31, 2000 increased $108.5 million to $824.6 million from $716.1 million for the year ended December 31, 1999. The increase in sales was primarily due to increases in resin prices and units sold. Units sold increased by 18.0% for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily due to additional North American food and beverage business, where units increased by 45.1%. On a geographic basis, sales for the year ended
December 31, 2000 in North America were up $101.6 million or 18.3% from the year ended December 31, 1999. The North American sales increase included higher sold of 17.1%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $71.5 million, $18.8 million and $11.3 million, respectively, to the increase. Units sold in North America increased by 45.1% in food and beverage and 7.8% in household and personal care, but decreased by 2.6% in automotive. Sales for the year ended December 31, 2000 in Europe were up
$2.2 million or 1.6%, net of a $5.1 million decrease in the United Kingdom, from the year ended December 31, 1999, principally in the food and beverage business. Overall, European sales reflected a 20.9% increase in units sold. The growth in sales due to capital investments made in recent periods was primarily offset by exchange rate changes of approximately $20.5 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Sales in Latin America for the year ended December 31, 2000 were up $4.7 million or 19.3% from the year ended December 31, 1999, primarily due to the inclusion of the Company's newly-acquired Latin American subsidiary. Overall, Latin American sales reflected a 7.4% increase in units sold.

         Gross Profit. Gross profit for the year ended December 31, 2000 decreased $7.6 million to $135.1 million from $142.7 million for the year ended December 31, 1999. Gross profit for the year ended December 31, 2000 increased $1.1 million in North America, decreased $8.4 million in Europe and decreased $0.3 million in Latin America when compared to the year ended December 31, 1999. The decrease in gross profit resulted primarily from increased plant start-up costs of $4.0 million in North America and Europe, non-recurring charges of $1.8 million in North America, Europe and Latin America and increased costs associated with expanding capacity in anticipation of product demand from certain key customers, partially offset by the higher sales volume in North America for the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased $8.8 million to $56.8 million from $48.0 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses is due primarily to non-recurring charges, including costs related to a postponed initial public offering ($1.5 million) and restructuring costs incurred in North America ($0.8 million), Europe ($3.3 million) and Latin America ($0.4 million). As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, decreased to 6.1% of sales in 2000 from 6.7% in 1999.

         Impairment Charges. Due to operating losses experienced and projected in the Company's United Kingdom operations and certain Canadian and French operations, and an inability to utilize certain assets in the Company's Brazilian operations, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in an impairment charge of $16.3 million for the year ended December 31, 2000. Similarly, the Company evaluated the recoverability of its goodwill in these locations, and consequently recorded an impairment charge of $4.8 million for the year ended December 31, 2000. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the enterprise to projected discounted future cash flows of the enterprise.

         Special Charges and Unusual Items. In 2000, special charges and unusual items included $1.1 million related to compensation costs related to the Company's 1998 recapitalization (see "Business -- The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation). In 1999, special charges and unusual items included $2.7 million related to compensation costs related to the Company's 1998 recapitalization, $0.6 million of restructuring charges relating to operations in Europe, and $1.3 million in costs related to year 2000 system conversion.

         Interest Expense, Net. Interest expense, net increased $14.2 million to $101.7 million for the year ended December 31, 2000 from $87.5 million for the year ended December 31, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999. Interest expense, net includes $13.6 million and $12.4 million of non-cash interest on the Company's Senior Discount Notes for the years ended December 31, 2000 and 1999, respectively.

         Other Expense (Income). Other expense (income) was $0.3 million for the year ended December 31, 2000 as compared to $(0.7) million for the year ended December 31, 1999. The higher loss was due primarily to higher foreign exchange loss in the year ended December 31, 2000 as compared to the year ended December 31, 1999.

         Net (Loss) Income. Primarily as a result of factors discussed above, net loss for the year ended December 31, 2000 was $45.6 million compared to net income of $1.3 million for the year ended December 31, 1999.

         Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6) in 2000 increased 3.1% to $153.7 million from $149.1 million in 1999.


1999 Compared to 1998

         Net Sales. Net sales for the year ended December 31, 1999 increased $128.0 million to $716.1 million from $588.1 million for the year ended December 31, 1998. The increase in sales was primarily due to a 32.5% increase in units sold. On a geographic basis, sales for the year ended December 31, 1999 in North America were up $89.7 million or 19.3% from the year ended December 31, 1998. The North American sales increase included higher units sold of 16.9%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $76.0 million, $4.2 million and $9.5 million, respectively, to the increase. Sales for the year ended December 31, 1999 in

Europe were up $35.9 million or 35.6% from the year ended December 31, 1998, principally in the food and beverage business, primarily due to a full year of the Company's new European subsidiaries which were acquired in July 1998. Overall, European sales reflected a 66.3% increase in units sold. Additionally, sales in Latin America for the year ended December 31, 1999 were up $2.4 million.

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

         Special Charges and Unusual Items. In 1999, special charges and unusual items included $2.7 million related to compensation costs related to the Company's 1998 recapitalization (see "Business -- The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation), $0.6 million of restructuring charges relating to the operations in Europe, and $1.3 million in costs related to year 2000 system conversion. In 1998, special charges and unusual items included $20.6 million related to compensation costs related to the Company's 1998 recapitalization, $1.9 million of restructuring charges relating to the operations in Europe ($1.2 million) and in North America ($0.7 million), $1.0 million in costs related to year 2000 system conversion, $0.4 million of aborted acquisition cost, and $0.3 million of legal fees.

         Recapitalization Expenses. Recapitalization expenses in the year ended December 31, 1998 of $11.8 million related to the Company's 1998 recapitalization and also include transaction fees and costs associated with the termination of interest rate collar and swap agreements.

         Interest Expense, Net. Interest expense, net increased $19.5 million to $87.5 million for the year ended December 31, 1999 from $68.0 million for the year ended December 31, 1998. The increase was primarily related to increased debt levels in 1999 compared to 1998. Interest expense, net includes $12.4 million and $10.1 million of non-cash interest on the Company's Senior Discount Notes for the years ended December 31, 1999 and 1998, respectively,

         Other Expense (Income). Other expense (income) was $(0.7) million for the year ended December 31, 1999 as compared to $(0.1) million for the year ended December 31, 1998. The higher income was due primarily to higher foreign exchange gain in the year ended December 31, 1999 as compared to the year ended December 31, 1998.

         Net (Loss) Income. Primarily as a result of factors discussed above, net income for the year ended December 31, 1999 was $1.3 million compared to net loss of $28.0 million for the year ended December 31, 1998.

         Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6) in 1999 increased 26.7% to $149.1 million from $117.7 million in 1998.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations (decreased)/increased comprehensive income by $(10.4) million, $(22.3) million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.


Euro Conversion

         On January 1, 1999, eleven of fifteen member countries of the European Economic Union fixed conversion rates between their existing currencies, legacy currencies, and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation.

         The Company is actively addressing the many areas involved with the introduction of the euro, including information management, finance, legal and tax. This review includes the conversion of information technology, and business and financial systems, and evaluation of currency risk, as well as the impact on the pricing and distribution of the Company's products.

         One outcome of the introduction of the euro is the trend toward more uniform pricing in all European markets, including those that have not adopted the euro as their common currency. The Company believes the effect of the introduction of the euro, as well as any related cost of conversion, will not have a material adverse impact on its financial condition and results of operations.


Derivatives

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. The Company also enters into forward exchange contracts, when appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. The Company does not expect the amount to be recognized in earnings in 2001 to be material. SFAS

133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. On January 1, 2001, in connection with the adoption of the new Statement, the Company will record $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.


Liquidity and Capital Resources

         In 2000, 1999 and 1998 the Company generated $188.2 million of cash from operations, $751.8 million from increased indebtedness and $48.9 million from capital contributions, net of notes for ownership interests. This $988.9 million was primarily used to fund $468.3 million of capital expenditures, $55.6 million of investments, make distributions of $6.9 million to the Company's partners, make a $409.3 million recapitalization cash distribution to owners, net of owner note repayments, make $40.3 million of debt issuance fee payments and for $8.5 million of other net uses.

         The Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at December 31, 2000 is $128.3 million, $78.3 million of which is under the revolving credit facility and $50.0 million of which is under the growth capital revolving credit facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Company expects to fund scheduled dept repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

         The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         The Company's 1998 recapitalization also included the issuance of $225 million of senior subordinated notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At December 31, 2000, the aggregate accreted value of the Senior Discount Notes was $136.7 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At December 31, 2000, the Company's outstanding indebtedness was $1,060.2 million.

         Unused lines of credit at December 31, 2000 and 1999 were $134.8 million and $168.3 million, respectively. Substantially all unused lines of credit have no major restrictions, except as described in Item 13, and are provided under notes between the Company and the lending institution.

           An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Senior Credit Agreement and Capital Call Agreement. As part of the Second Amendment to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone has agreed to make an additional equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above the specified levels at June 30, 2001 or thereafter is not an event of default under the Senior Credit Agreement. An additional equity contribution of $50 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1999, as amended on March 29, 2000, for all future test periods. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans.

         Total capital expenditures, excluding acquisitions, for 2000, 1999 and 1998 were approximately $163.4 million, $171.0 million and $133.9 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

         For the fiscal year 2001, the Company expects to incur approximately $110 million of capital expenditures. However, total capital expenditures for 2001 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $28.9 million at December 31, 2000.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating
Company may pay dividends or other distributions to Holdings:
         - in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
         - to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
         - to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.


New Accounting Pronouncements Not Yet Adopted

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting requirements for securitizations, transfers and servicing of financial assets and collateral and extinguishments of liabilities. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has determined that no recognition and reclassification of collateral nor disclosures relating to securitization transactions and collateral are required for the year ending December 31, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not believe that adoption of SFAS No. 140 with respect to the transfers and servicing of financial assets and extinguishments of liabilities will have a significant impact on the Company's results of operations or financial position.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         As a result of the Company's 1998 recapitalization, the Company has significant long and short-term debt commitments outstanding as of December 31, 2000. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments, including off-balance sheet derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2000. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2000 for the receive rate. Note 9 of the Notes to Financial Statements should be read in conjunction with the table below.

                          Expected Maturity Date of Long-Term Debt (Including Current Portion) and       Fair Value
                              Interest Rate Swap Agreements at December 31, 2000 (In thousands)           December
                                                                                                          31, 2000
                          ----------------------------------------------------------------------------
                            2001        2002       2003       2004        2005    Thereafter   Total

Interest rate
sensitive
liabilities:
Variable rate
  borrowings,               27,359     27,160     29,714     220,825      67,163    401,278    773,499     773,499
  including short-
  term amounts
  Average interest
   rate                      9.43%      9.37%      9.35%       9.50%       9.78%      10.1%
Fixed rate borrowings           --         --         --          --          --    286,680    286,680     140,700







  Average interest
   rate                         --         --         --          --          --       9.7%
                            27,359     27,160     29,714     220,825      67,163    687,958  1,060,179     914,199
                           =======    =======    =======     =======     =======    =======  =========     =======
Derivatives matched
  against
  liabilities:             150,000    200,000    100,000                      --         --    450,000         392
Pay fixed swaps
  Pay rate                   5.51%      5.81%      5.77%          --          --         --         --          --
  Receive rate               6.73%      6.73%      6.73%          --          --         --         --          --


                           Expected Maturity Date of Long-Term Debt (Including Current Portion) and         Fair Value
                              Interest Rate Swap Agreements at December 31, 1999 (In thousands)            December 31,
                           ---------------------------------------------------------------------------         1999
                            2000        2001       2002       2003        2004     Thereafter  Total

Interest rate
sensitive
liabilities:
Variable rate
  borrowings,               24,369     21,133     25,729      28,149    186,101     458,524      744,005     744,005
  including short-
  term amounts
  Average interest
   rate                      7.18%      9.38%      7.88%       7.84%      8.28%       8.67%
Fixed rate borrowings           --         --         --          --         --     273,092      273,092     256,670
  Average interest
   rate                         --         --         --          --         --       9.60%
                            24,369     21,133     25,729      28,149    186,101     731,616    1,017,097   1,000,675
                           =======    =======    =======     =======    =======     =======    =========   =========

Derivatives matched
  against
  liabilities:                  --    150,000    200,000     100,000         --          --      450,000       9,283
Pay fixed swaps
  Pay rate                      --      5.51%      5.81%       5.77%         --          --           --          --
  Receive rate                  --      6.47%      6.47%       6.47%         --          --           --          --

                                                                                                   December 31, 2000
                                                                                               Expected        Fair Value
                                                                                             Maturity Date    December 31,
                                                                                                 2001             2000
                                                                                             -------------    ------------
                                                                                                    (US$ Equivalent)
                US$ Functional Currency:
                  Forward Exchange Agreements
                    (Receive FF/Pay US$):
                      Contract Amount:                                                        $ 2,239,000      $ 2,382,000
                      Weighted Average Contractual Exchange Rate:                                    7.40               --


All of the forward exchange contracts outstanding as of December 31, 2000 matured in the first quarter of 2001. There were no forward exchange contracts outstanding as of December 31, 1999. These forward exchange contracts are accounted for as fair value hedges, and therefore, their maturities had no effect on operations.

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS
                                                                       Page
                                                                      Number

Report of Independent Auditors                                          61

Audited Financial Statements                                            62

    Consolidated Balance Sheets at December 31, 2000 and 1999           62

    Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998                                  64

    Statements of Partners' Capital/Owners' Equity (Deficit) for
      the years ended December 31, 2000, 1999 and 1998                  65
    2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                                  67

    Notes to Financial Statements                                       69

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Graham Packaging Holdings Company

         We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included financial statement schedules I and II listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 29, 2001

                       GRAHAM PACKAGING HOLDINGS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             December 31,
                                                                       2000               1999
                           ASSETS
Current assets:
  Cash and cash equivalents                                        $    9,844          $   5,983
  Accounts receivable, net                                            112,329            108,766
  Inventories                                                          65,401             52,847
  Prepaid expenses and other current assets                            12,572             17,138
                                                                   ----------         ----------

Total current assets                                                  200,146            184,734
Property, plant and equipment:
  Machinery and equipment                                             807,086            663,001
  Land, buildings and leasehold improvements                          108,245             95,636
  Construction in progress                                             97,249            129,421
                                                                   ----------         ----------

                                                                    1,012,580            888,058
  Less accumulated depreciation and amortization                      440,787            391,312
                                                                   ----------         ----------

                                                                      571,793            496,746
Other assets                                                           49,360             59,769
                                                                   ----------         ----------
Total assets                                                         $821,299          $ 741,249
                                                                   ==========         ==========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                   $146,659        $    94,906
  Accrued expenses                                                     67,160             73,269
  Current portion of long-term debt                                    27,359             24,370
                                                                   ----------         ----------

Total current liabilities                                             241,178            192,545
Long-term debt                                                      1,032,820            992,730
Other non-current liabilities                                          11,618             13,327
Minority interest                                                          62                618
Commitments and contingent liabilities (see Notes 18 and 19)               --                 --
Partners' capital (deficit):
  Partners' capital (deficit)                                       (433,997)          (439,123)







  Notes receivable for ownership interests                            (1,147)                 --
  Accumulated other comprehensive income                             (29,235)           (18,848)
                                                                   ----------         ----------
Total partners' capital (deficit)                                   (464,379)          (457,971)
                                                                   ----------         ----------

Total liabilities and partners' capital (deficit)                    $821,299         $  741,249
                                                                   ==========         ==========


                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)


                                                                                     Year Ended December 31,
                                                                        2000                  1999                1998


Net sales                                                             $824,628              $716,084            $588,131
Cost of goods sold                                                     689,567               573,431             472,731
                                                                     ---------              --------           ---------

Gross profit                                                           135,061               142,653             115,400
Selling, general, and administrative expenses                           56,747                48,016              37,765
Impairment charges                                                      21,056                    --                  --
Special charges and unusual items                                        1,118                 4,553              24,244
                                                                     ---------              --------           ---------

Operating income                                                        56,140                90,084              53,391
Recapitalization expenses                                                   --                    --              11,769
Interest expense                                                       102,202                88,260              68,379
Interest income                                                          (509)                 (786)               (371)
Other expense (income)                                                     265                 (729)               (122)
Minority interest                                                        (623)                 (442)                  --
                                                                     ---------              --------           ---------

(Loss) income before income taxes and extraordinary item              (45,195)                 3,781            (26,264)
Income tax provision                                                       442                 2,526               1,092
                                                                     ---------              --------           ---------

(Loss) income before extraordinary item                               (45,637)                 1,255            (27,356)
Extraordinary loss from early extinguishment of debt                        --                    --                 675
                                                                     ---------              --------           ---------

Net (loss) income                                                    $(45,637)              $  1,255           $(28,031)
                                                                     =========              ========           =========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                (In thousands)


                                                                       Notes       Accumulated
                                                       Partners'    Receivable         Other           Total
                                                        Capital    for Ownership   Comprehensive
                                                       (Deficit)     Interests        Income
Combined balance at January 1, 1998                     $ 22,352     $ (20,240)      $       194     $    2,306

  Net loss for the year                                 (28,031)             --               --       (28,031)
  Cumulative translation adjustment                           --             --            3,283          3,283
                                                      ----------      ---------        ---------     ----------

  Comprehensive income                                                                                 (24,748)

  Cash distributions to owners                           (6,852)             --               --        (6,852)

  Recapitalization                                     (429,740)         20,240               --      (409,500)
                                                      ----------      ---------        ---------     ----------

Consolidated balance at December 31, 1998              (442,271)             --            3,477      (438,794)

  Net income for the year                                  1,255             --               --          1,255
  Cumulative translation adjustment                           --             --         (22,325)       (22,325)


  Comprehensive income                                                                                 (21,070)

  Recapitalization                                         1,893             --               --          1,893
                                                      ----------      ---------        ---------     ----------

Consolidated balance at December 31, 1999              (439,123)             --         (18,848)      (457,971)
                                                                             --

  Net loss for the year                                 (45,637)             --               --       (45,637)
  Cumulative translation adjustment                           --             --         (10,387)       (10,387)

  Comprehensive income                                                                                 (56,024)

  Capital Contribution                                    50,000        (1,147)               --         48,853








  Recapitalization                                           763             --               --            763
                                                      ----------      ---------        ---------     ----------

Consolidated balance at December 31, 2000             $(433,997)       $(1,147)        $(29,235)     $(464,379)
                                                      ==========      =========        =========     ==========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                             Year Ended December 31,
                                                                        2000            1999            1998

Operating activities:
  Net (loss) income                                                  $(45,637)       $   1,255      $ (28,031)
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization                                      66,200          53,247          39,281
     Impairment charges                                                 21,056               -              --
     Amortization of debt issuance fees                                  4,658           4,749           3,823
     Accretion of Senior Discount Notes                                 13,588          12,395          10,085
     Extraordinary loss                                                     --              --             675
     Write-off of license fees                                              --              --           1,436
     Minority interest                                                   (623)           (442)              --
     Equity in earnings of joint venture                                  (63)           (231)           (274)
     Foreign currency transaction loss (gain)                              292            (11)              43
     Other non-cash recapitalization expense                               763           1,865           3,419
   Changes in operating assets and liabilities, net of
     acquisitions of businesses:
     Accounts receivable                                               (6,898)        (25,262)         (1,565)
     Inventories                                                      (13,753)        (12,315)           (801)
     Prepaid expenses and other current assets                           4,191         (2,955)         (4,025)
     Other non-current assets and liabilities                          (1,406)           1,099             450
     Accounts payable and accrued expenses                              48,523          22,131          17,291
                                                                     ---------       ---------      ----------
Net cash provided by operating activities                               90,891          55,525          41,807

Investing activities:
   Net purchases of property, plant and equipment                    (163,429)       (170,972)       (133,912)
   Acquisitions of/investments in businesses, net of cash                (109)        (10,284)        (45,152)
   acquired
   Other                                                               (1,145)           (500)         (2,130)
                                                                     ---------       ---------      ----------
Net cash used in investing activities                                (164,683)       (181,756)       (181,194)

Financing activities:
   Proceeds from issuance of long-term debt                            443,496         480,462       1,130,411
   Payment of long-term debt                                         (412,986)       (354,152)       (271,068)
   Recapitalization debt repayments                                         --              --       (264,410)
   Recapitalization owner note repayments                                   --              --          20,240







   Recapitalization cash distributions to owners                            --              --       (429,566)
   Other cash distributions to owners                                       --              --         (6,852)
   Notes for ownership interests                                       (1,147)              --              --
   Capital contributions                                                50,000              --              --
   Contributions from minority shareholders                                 68              --              --
   Debt issuance fees                                                  (1,038)           (123)        (39,100)
                                                                     ---------       ---------      ----------
Net cash provided by financing activities                               78,393         126,187         139,655

Effect of exchange rate changes                                          (740)         (1,449)            (10)
                                                                     ---------       ---------      ----------
Increase (decrease) in cash and cash equivalents                         3,861         (1,493)             258
Cash and cash equivalents at beginning of year                           5,983           7,476           7,218
                                                                     ---------       ---------      ----------
Cash and cash equivalents at end of year                              $  9,844       $   5,983      $    7,476
                                                                     =========       =========      ==========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



1.  Summary of Significant Accounting Policies

Principles of Consolidation and Combination

         The consolidated and combined financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Company (as defined below). Prior to February 2, 1998, these operations of the Company were under common control by virtue of ownership by the Donald C. Graham family. In addition, the 2000, 1999, and 1998 consolidated financial statements of the Company include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the Senior Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the Senior Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 27, 1998 the consolidated financial statements of the Company include the operations of Graham Emballages Plastiques S.A.; Graham Packaging U.K. Ltd.; Graham Plastpak Plastik Ambalaj A.S.; and Graham Packaging Deutschland GmbH as a result of the acquisition of selected plants of Crown Cork & Seal. Since July 1, 1999 the consolidated financial statements of the Company include the operations of Graham Packaging Argentina S.A. as a result of the acquisition of companies in Argentina. Since July 6, 1999 the consolidated financial statements of the Company include the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. (Refer to Note 3 for a discussion of each of these investments). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the "Company"). With respect to the periods subsequent to the Recapitalization that occurred on February 2, 1998 (see Note 2), the financial statements and references to the "Company" relate to Holdings and its subsidiaries on a consolidated basis and for the period prior to the Recapitalization, to the "Company" on a combined basis. The combined financial statements include the accounts and results of operations of the Company for all periods that the operations were under common control. All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

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

Description of Business

         The Company sells plastic packaging products principally to large, multinational companies in the food and beverage, household and personal care and automotive industries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Spain, Turkey, the United Kingdom and the United States.

Investment in Joint Venture

         The Company accounts for its investment in a joint venture in Sulejowek, Poland under the equity method of accounting.

Revenue Recognition

         Sales are recognized as products are shipped and upon passage of title to the customer.

Cash and Cash Equivalents

         The Company considers cash and investments with a maturity of three months or less when purchased to be cash and cash equivalents.

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

Other Assets

         Other assets include debt issuance fees, goodwill, and other intangible assets. Debt issuance fees totaled $24.0 million and $27.6 million as of December 31, 2000 and 1999, respectively. These amounts are net of accumulated amortization of $13.2 million and $8.5 million as of December 31, 2000 and 1999, respectively. Amortization is computed by the effective interest method over the term of the related debt for debt issuance fees and by the straight-line method for goodwill, license fees and other intangible assets. The term used in computing amortization for goodwill is twenty years, and for license fees and other intangible assets, from two to ten years. Goodwill was $17.6 million and $25.1 million as of December 31, 2000 and 1999, respectively. These amounts are net of accumulated amortization of $2.6 million and $1.9 million as of December 31, 2000 and 1999, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. See
Note 6.

Long-Lived Assets

         Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk involved. Enterprise goodwill not associated with assets being tested for impairment under Statement of Financial Accounting Standards No. 121 is evaluated based on a comparison of discounted future cash flows of the enterprise compared to the related net book value of the enterprise.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. The Company does not expect the amount to be recognized in earnings in 2001 to be material. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. On January 1, 2001, in connection with the adoption of the new Statement, the Company will record $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

Foreign Currency Translation

         The Company uses the local currency as the functional currency for all foreign operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners' capital (deficit).

Comprehensive Income

         Foreign currency translation adjustments are included in other comprehensive income and added with net income to determine total comprehensive income which is displayed in the Statements of Partners' Capital (Deficit).

Income Taxes

         The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Management Option Plan

         The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123,
"Accounting For Stock Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The Company has elected to remain on its current method of accounting as described above and has adopted the disclosure requirements of SFAS No. 123.

Postemployment Benefits

         The Company maintains a Supplemental Income Plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $1.0 million and $0.7 million as of December 31, 2000 and 1999, respectively, were included in other non-current liabilities.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain Reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

New Accounting Pronouncements Not Yet Adopted

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting requirements for securitizations, transfers and servicing of financial assets and collateral and extinguishments of liabilities. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has determined that no recognition and reclassification of collateral nor disclosures relating to securitization transactions and collateral are required for the year ending December 31, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not believe that adoption of SFAS No. 140 with respect to the transfers and servicing of financial assets and extinguishments of liabilities will have a significant impact on the Company's results of operations or financial position.

2.   Recapitalization

         Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"),
(i) Holdings, (ii) the owners of the Company  (the "Graham Entities") and
(iii) BMP/Graham Holdings Corporation, a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P. ("Investor LP"), and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998.

         The principal components and consequences of the Recapitalization included the following:

      -  A change in the name of Holdings to Graham Packaging Holdings
         Company;

      - The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";

      - The contribution by certain Graham Entities to the Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;

      - The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the Senior Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;

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

      - The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million;

      - The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million;

      - The repayment by the Graham Entities of amounts owed to Holdings under the $20.2 million promissory notes;

      - The recognition of additional compensation expense under the Equity Appreciation Plan;

      - The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management;

      -  The execution of various other agreements among the parties; and

      - The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

         As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings, and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Entities or affiliates thereof or other entities controlled by Donald C. Graham and his family, have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

         As a result of the Recapitalization, the Company incurred charges of approximately $32 million related to the issuance of debt which will be recognized as interest expense over 6 to 11 years based upon the terms of the related debt instruments. In addition, Recapitalization expenses of approximately $25 million, which related to transaction fees, expenses, compensation, unamortized licensing fees and costs associated with the termination of the interest rate collar and swap agreements were incurred. The portion of these costs related to financing activities have been classified as Recapitalization expenses on the 1998 consolidated statement of operations. The compensation related costs are included in special charges and unusual items. The Recapitalization also resulted in the write-off of unamortized debt issuance fees, which is reflected as an extraordinary loss in the financial statements. Compensation expense totaling $10.7 million, of which $10.6 million had been expensed as of December 31, 2000, related to stay bonuses and the granting of certain ownership interests to management which will be recognized over a period up to three years from the date of the Recapitalization. See Note 15.


3.   Acquisitions

Purchase of Certain Plants of Crown, Cork & Seal:

         On July 27, 1998 the Company acquired selected plastic bottle manufacturing operations of Crown, Cork & Seal located in France, Germany, the United Kingdom and Turkey for a total purchase price (including acquisition-related costs) of $41.4 million, net of liabilities assumed. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Company beginning on July 27, 1998. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


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
                                                                 =======

 Purchase of Rheem-Graham Embalagens, Ltda:

         On April 30, 1997, Graham Packaging do Brasil Industria e Comercio S.A., then a wholly owned subsidiary of Holdings with no operations, and owners of Holdings, acquired 80% of the operating assets of Rheem-Graham Embalagens Ltda., which manufactures and sells plastic packaging products, from Rheem Empreendimentos Industrialis e Comerciais. Rheem Empreendimentos Industrialis e Comerciais contributed the remaining 20% of the operating assets of Rheem-Graham Embalagens Ltda. in exchange for a 20% minority interest in Graham Packaging do Brasil Industria e Comercio S.A. The purchase price related to the 80% of the operating assets of Rheem-Graham Embalagens Ltda. was approximately $21.1 million, which was funded through borrowings under the Company's bank facilities. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the business acquired by Graham Packaging do Brasil Industria e Comercio S.A. are included in the financial statements of the Company beginning on April 30, 1997, less a minority interest amount equal to 20% of Graham Packaging do Brasil Industria e Comercio S.A. owned by the unaffiliated entity. The purchase price has been allocated to assets acquired and liabilities assumed based upon fair values on the date of acquisition. The fair value of assets and liabilities acquired and contributed to Graham Packaging do Brasil Industria e Comercio S.A. is summarized as follows (in thousands):


    Net working capital                                           $2,451
    Property, plant and equipment                                 23,679
                                                                 -------
                                                                 $26,130
                                                                 =======

In February 1998, the Company acquired the remaining 20% minority interest of $5.0 million in Graham Packaging do Brasil Industria e Comercio S.A. from Rheem Empreendimentos Industrialis e Comerciais for $3.0 million. The difference of $2.0 million has been recorded as a reduction of the carrying amount of property, plant & equipment.


Purchase of Graham Packaging Argentina S.A.

         On July 1, 1999 the Company acquired selected companies located in Argentina for a total purchase price (including acquisition-related costs) of $8.6 million, net of liabilities assumed. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Company beginning on July 1, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


              Current Assets . . . . . . . . . . .     $  2,831
              Property, plant and equipment  . . .        4,840
              Goodwill . . . . . . . . . . . . . .        9,153
                                                       --------

              Total  . . . . . . . . . . . . . . .       16,824
              Less liabilities assumed . . . . . .        8,244
                                                       --------

              Net cost of acquisition  . . . . . .     $  8,580
                                                       ========



Investment in Limited Partnership of PlasPET Florida, Ltd.

         On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, for a total purchase price (including acquisition-related costs) of $1.2 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Company beginning on July 6, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


              Current Assets . . . . . . . . . . .       $  443
              Property, plant and equipment  . . .        4,689
              Other Assets . . . . . . . . . . . .          132
              Goodwill . . . . . . . . . . . . . .        2,841
                                                         ------

              Total  . . . . . . . . . . . . . . .        8,105
              Less liabilities assumed . . . . . .        6,907
                                                         ------

              Net cost of acquisition  . . . . . .       $1,198
                                                         ======

Even though the Company reported in the Report on Form 10-Q for the quarterly period ended October 1, 2000 that it had committed to the sale of its 51% interest in PlasPET Florida, Ltd., the sale was not completed as of the date of this filing.

Pro Forma Information

         The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at
the beginning of each period presented:                                  .


                                          Year Ended December 31,
                                         -------------------------
                                           1999             1998
                                           ----             ----
                                              (In thousands)
          Net sales                      $721,756         $645,578
          Net loss                          (142)         (29,334)

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


4.   Accounts Receivable

         Accounts receivable are presented net of an allowance for doubtful accounts of $1.2 million and $1.8 million at December 31, 2000 and 1999, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

         The Company's sales to one customer, which exceeded 10% of total sales in each of the past three years, were 11.4%, 10.2% and 12.0% for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, approximately 63%, 32% and 45% of the sales to this customer were made in the United States, Europe and Canada, respectively.

5.   Inventories

         Inventories consisted of the following:

                                                     December 31,
                                                     ------------
                                                   2000        1999
                                                   ----        ----
                                                    (In thousands)
        Finished goods                           $43,085      $32,551
        Raw materials and parts                   22,316       20,296
                                                 -------      -------
                                                 $65,401      $52,847
                                                 =======      =======


6.   Impairment Charges

         Due to operating losses experienced and projected in the Company's United Kingdom operations and certain Canadian and French operations, and an inability to utilize certain assets in the Company's Brazilian operations, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in an impairment charge of $16.3 million. Similarly, the Company evaluated the recoverability of its goodwill in these locations, and consequently recorded an impairment charge of $4.8 million. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the enterprise to projected discounted future cash flows of the enterprise.

          In the first quarter of 2001, the Company announced the closing of its facility in Anjou, Quebec, Canada. Manufacturing operations are expected to cease during the second quarter of 2001. The Company believes the effect of the closing will not have a material adverse impact on its financial condition and results of operations.

7.   Accrued Expenses

         Accrued expenses consisted of the following:

                                                          December 31,
                                                          ------------
                                                       2000         1999
                                                       ----         ----
                                                         (In thousands)

   Accrued employee compensation and benefits         $22,800      $21,116
   Accrued interest                                    14,962       21,432
   Other                                               29,398       30,721
                                                      -------      -------
                                                      $67,160      $73,269
                                                      =======      =======

         For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. These costs are classified within selling, general, and administrative expenses ($3.9 million) and cost of goods sold ($0.6 million) in the consolidated statement of operations. The amount of the reorganization costs paid and the amount of the remaining accrual as of December 31, 2000 was $0.9 million and $3.6 million, respectively. The remaining accrual as of December 31, 2000 is included within accrued employee compensation and benefits ($3.5 million) and other accrued expenses ($0.1 million), above.


  8.   Debt Arrangements

         Long-term debt consisted of the following:

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----
                                                             (In thousands)
   Term loan                                           $  546,900   $  561,850
   Revolving loan                                         125,500       92,500
   Revolving credit facilities                              5,805        8,709
   Senior Subordinated Notes                              225,000      225,000
   Senior Discount Notes                                  136,680      123,092
   Other                                                   20,294        5,949
                                                       ----------   ----------
                                                        1,060,179    1,017,100







      Less amounts classified as current                   27,359       24,370
                                                       ----------   ----------
                                                       $1,032,820   $  992,730
                                                       ==========   ==========

On February 2, 1998, as discussed in Note 2 to the Financial Statements, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior Credit
Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused availability of the revolving credit facilities at December 31, 2000 and 1999 was $128.3 million and $160.5 million, respectively. The obligations of the Operating Company under the Senior Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The revolving loan facilities expire on January 31, 2004. Interest is payable at
(a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.25%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provides for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1999, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior
Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On December 31, 2000 the Company was in compliance with the covenants.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement and Amendment.

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

         At December 31, 2000, the Operating Company had entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $450 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $150 million through September 10, 2001 at 5.5075%.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating
Company may pay dividends or other distributions to Holdings:
         - in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
         - to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
         - to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

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

          The Company's effective rate on the outstanding borrowings under the term loan and revolving loan was 9.77% and 8.40% at December 31, 2000 and 1999, respectively.

         The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, French Francs and Italian Lira, with aggregate available borrowings at December 31, 2000 equivalent to $6.7 million. The Company's average effective rate on borrowings of $5.8 million on these credit facilities at December 31, 2000 was 9.53%. The Company's average effective rate on borrowings of $8.7 million on these credit facilities at December 31, 1999 was 8.53%.

         Interest paid during 2000, 1999 and 1998, net of amounts capitalized of $4.2 million, $3.7 million and $2.6 million, respectively, totaled $90.6 million, $66.2 million and $42.0 million, respectively.

         The annual debt service requirements of the Company for the succeeding five years are as follows: 2001--$27.4 million; 2002--$27.2 million; 2003--$29.7 million; 2004--$220.8 million and 2005--$67.2 million.


9.  Fair Value of Financial Instruments and Derivatives

         The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

         The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

         The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information and was estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Other long-term debt includes the Senior Discount Notes and $150 million of Senior Subordinated Notes and totaled approximately $286.7 million and $273.1 million at December 31, 2000 and 1999, respectively. The fair value of this long-term debt, including the current portion, was approximately $140.7 million and $256.7 million at December 31, 2000 and 1999, respectively.

Derivatives

         The Company is exposed to market risk from changes in interest rates and currency exchange rates. The Company manages these exposures on a consolidated basis and enters into various derivative transactions for selected exposure areas. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

          Interest rate swap agreements are used to hedge exposure to interest rates associated with the Company's Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the interest rate swap agreements.

         The following table presents information for all interest rate instruments. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore is not a direct measure of the Company's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts. The carrying value, which represents accrued interest due to counterparties under swap agreements, was not significant.


 (in thousands)                               2000                      1999
                                              ----                      ----
 Notional amount                          $450,000                  $450,000
 Fair value                                    392                     9,283

         Although derivatives are an important component of the Company's interest rate management program, their incremental effect on interest expense for 2000, 1999 and 1998 was not significant.

         The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company utilizes foreign currency hedging activities to protect against volatility associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. The terms of these contracts are generally less than one year.

         Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are deferred in other current assets and are included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. At December 31, 2000 the Company had foreign currency forward exchange contracts totaling
$2.2 million with a fair value of $2.4 million. The deferred gains and losses on these instruments were not significant. There were no currency forward contracts outstanding at December 31, 1999.

         Credit risk arising from the inability of a counterparty to meet the terms of the Company's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. It is the Company's policy to enter into financial instruments with a diversity of creditworthy counterparties.

Therefore, the Company does not expect to incur material credit losses on its risk management or other financial instruments.


10.   Lease Commitments

         The Company was a party to various leases involving real property and equipment during 2000, 1999 and 1998. Total rent expense for operating leases amounted to $17.3 million in 2000, $13.5 million in 1999 and $10.6 million in 1998. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2000, are as follows: 2001--$12.7 million; 2002--$11.6 million; 2003--$10.5 million; 2004--$7.9 million; 2005--$5.6 million and thereafter--$25.1 million.


11.   Transactions with Affiliates

         Transactions with entities affiliated through common ownership included the following:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                2000        1999         1998
                                                                ----        ----         ----
                                                                       (In thousands)
Equipment purchases from affiliates                            $8,451      $20,367      $22,045


Management services provided by affiliates, including
  management, legal, tax, accounting, insurance,
  treasury, and employee benefits administration               $2,020      $ 2,028      $ 2,071
  services

Management services provided and sales to Graham
  Engineering Corporation, including engineering
  services and raw materials                                   $   51      $ 2,453      $ 1,414

Loans to Management for equity contribution                    $1,147      $    --      $    --

Interest income on notes receivable from owners                $   --      $    --      $   103


         Account balances with affiliates include the following:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                           2000             1999
                                                                           ----             ----
                                                                               (In thousands)
Accounts receivable                                                         $95            $ 529
Accounts payable                                                           $270            $ 513


         Certain land and buildings included in the accompanying financial statements were leased by the Company from the control group of owners under operating leases until the assets were contributed to the Company as part of the Recapitalizaton and the related leases were terminated. The depreciation and operating expenses related to the land and buildings are included in the operations of the Company.


12.   Pension Plans

         Substantially all employees of the Company participate in noncontributory, defined benefit or defined contribution pension plans.

         The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company's policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over a period of ten years. U.S. Plan assets consist of a diversified portfolio including U.S. Government securities, certificates of deposit issued by commercial banks, and domestic common stocks and bonds.

         Prior to the Recapitalization, the Company participated in a plan sponsored by an affiliated company. As part of the Recapitalization, the Company's portion of pension obligations and related plan assets were spun off into a newly established plan. The transactions resulted in a one-time allocation of additional plan assets.

         The following table sets forth the change in the Company's benefit obligation and pension plan assets at market value for the years ended December 31, 2000 and 1999:

                                                                       2000             1999
                                                                       ----             ----
                                                                            (In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                              $(33,375)        $(23,568)
Service cost                                                           (2,731)          (2,739)
Interest cost                                                          (2,319)          (1,975)
Benefits paid                                                              592              599
Employee Contribution                                                    (230)            (239)
Change in benefit payments due to experience                              (89)             (10)
Effect of exchange rate changes                                            754            (194)
Acquisitions                                                                --          (6,511)
Decrease in benefit obligation due to change in discount rate            1,607            2,149
Increase in benefit obligation due to plan experience                    (949)            (540)
Increase in benefit obligation due to plan change                        (866)            (347)
                                                                     ---------        ---------
Benefit obligation at end of year                                    $(37,606)        $(33,375)

Change in plan assets:
Plan assets at market value at beginning of year                       $32,051          $20,263
Actual return on plan assets                                             (573)            3,782
Foreign currency exchange rate changes                                   (704)              182
Employer contribution                                                    3,084            2,343
Employee Contribution                                                      230              239
Benefits paid                                                            (590)            (599)
Acquisitions                                                                --            5,841
                                                                     ---------        ---------
Plan assets at market value at end of year                             $33,498           32,051

Funded status                                                          (4,108)          (1,324)
Unrecognized net actuarial loss                                          (391)          (3,299)
Unrecognized prior service cost                                          1,851            1,244
                                                                     ---------        ---------
Accrued pension expense                                               $(2,648)         $(3,379)
                                                                     =========        =========


     The accrued pension expense of $2.6 million at December 31, 2000 consists of $2.1 million accrued pension expense for the U.S. Plan, $0.2 million accrued pension expense for the U.K. Plan, $0.8 million accrued pension expense for the German Plan and $0.5 million prepaid pension asset for the Canadian Plan. The accrued pension expense of $3.4 million at December 31, 1999 consists of $2.8 million accrued pension expense for the U.S. Plan, $0.1 million accrued pension expense for the U.K. Plan, $0.8 million accrued pension expense for the German Plan and $0.3 million prepaid pension asset for the Canadian Plan.

     The projected benefit obligations for these plans were determined using discount rates of 7.75 percent as of December 31, 2000 and 7.5 percent as of December 31, 1999 in the United States, 5.5 percent as of December 31, 2000 and 1999 in the U.K., 6.0 percent as of December 31, 2000 and 1999 in Germany and 7.0 percent as of December 31, 2000 and 1999 in Canada. The assumed long-term rate of return on United States plan assets was 9.0 percent for 2000 and 8.0 percent for 1999, for U.K. plan assets was 7.75% for 2000 and 8.0% for 1999, and for Canadian plan assets was 8.0 percent for 2000 and 1999. The weighted average rate of increase used for future compensation levels was 5.0 percent for 2000, 1999 and 1998 in the United States, 4.0 percent for 2000 and 4.25 percent for 1999 in the U.K., 3.0 percent for 2000 in Germany, and 5.0 percent for 2000 and 1999 and 6.5 percent for 1998 in Canada.

         The Company's net pension cost for its defined benefit pension plans includes the following components:

                                                  Year Ended December 31,
                                                  -----------------------
                                                 2000      1999       1998
                                                 ----      ----       ----
                                                     (In thousands)
Service cost                                 $  2,731    $  2,739   $  1,738
Interest cost                                   2,319       1,975      1,356
Net investment return on plan assets            (153)     (3,293)    (2,167)
Net amortization and deferral                 (2,497)       1,365      1,032
                                             --------    --------   --------

Net periodic pension costs                   $  2,400    $  2,786   $  1,959
                                             ========    ========   ========


         The Company sponsors a defined contribution plan under Internal Revenue Code Section 401(k) which covers all hourly and salaried employees other than employees represented by a collective bargaining unit. The Company also sponsored other defined contribution plans under collective bargaining agreements. The Company's contributions are determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for these plans for 2000, 1999, and 1998 were $1.0 million, $0.9 million and $0.8 million, respectively.


13.   Partners' Capital

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

         At December 31, 1999, Holdings owned a 99% direct limited partnership interest in the Operating Company. The remaining 1% interest in the Operating Company is owned as a general partnership interest by GPC Opco GP LLC, which is 100% owned by Holdings. The Operating Company in turn owns a 99% interest and, through its 100% owned subsidiary GP Sub GP, LLC, a 1% general partnership interest in the various entities and operations included in the financial statements, as described in Note 1, except for Graham Packaging Argentina S.A., Graham Packaging Canada, Ltd., GPC Capital Corp. I, and Graham Plastpak Plastik Ambalaj A.S., where the Operating Company owns 100% of the capital stock of these subsidiaries and PlasPET Florida, Ltd., where the Operating Company (through GP Sub GP, LLC) owns a 51% general partnership interest. In addition, Holdings owns 100% of the capital stock of GPC Capital Corp. II.

         At December 31, 2000, Holdings owned a 99% direct limited partnership interest in the Operating Company. The remaining 1% interest in the Operating Company is owned as a general partnership interest by GPC Opco GP LLC, which is 100% owned by Holdings. The Operating Company in turn owns a 99% interest and, through its 100% owned subsidiary GP Sub GP, LLC, a 1% general partnership interest in the various entities and operations included in the financial statements, as described in Note 1, except for Graham Packaging Argentina S.A., Graham Packaging Belgium S.A., Graham Packaging Canada, Ltd., Graham Packaging Iberica, S.L., GPC Capital Corp. I, and Graham Plastpak Plastik Ambalaj A.S., where the Operating Company owns 100% of the capital stock of these subsidiaries, PlasPET Florida, Ltd., where the Operating Company (through GP Sub GP, LLC) owns a 51% general partnership interest and Graham Innopack De Mexico S. de R.L. de C.V., where the Operating Company (through Graham Packaging Latin America, LLC) owns a 51% membership interest. In addition, Holdings owns 100% of the capital stock of GPC Capital Corp. II.

14.   Management Option Plan

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

         A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. As of December 31, 1998, 399.1 Unit Options were granted at an exercise price of $25,789 per unit. No options were vested, forfeited, canceled or exercised as of December 31, 1998. During 1999, 22.8 Unit Options were forfeited and 123.7 were granted. During 2000,
13.8 Unit Options were forfeited and none were granted. As of December 31, 2000, 486.2 Unit Options were outstanding at an exercise price of $25,789 per unit and 227.8 of the outstanding options were vested.

         The Company applies APB 25 in accounting for the Option Plan. The exercise price of the Unit equals the fair market value of the 0.01% interest on the date of the grant and, accordingly no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income (loss) for 2000, 1999 and 1998 would have been reflected as follows (in thousands):

                             2000               1999                1998
                             ----               ----                ----
   As reported           $ (45,637)           $ 1,255           $ (28,031)
   Pro forma               (46,150)               727             (28,452)


         The fair value of each option Unit is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 1999: pay out yield
0%, expected volatility of 0%, risk free interest rate of 4.57%, and expected life of 3.6 years; and in 1998: pay out yield 0%, expected volatility of 0%, risk free interest rate of 5.558%, and expected life of 4.6 years.


15.   Special Charges and Unusual Items

         The special charges and unusual items were as follows:


                                                Year Ended December 31,
                                                -----------------------
                                             2000         1999        1998
                                             ----         ----        ----
                                                     (In thousands)
 Restructuring of facilities                $   --       $  552     $ 1,960
 System conversion                              --        1,304         963
 Litigation                                     --           --         285
 Recapitalization compensation               1,118        2,669      20,609
 Aborted acquisition costs                      --           28         427
                                            ------       ------     -------

                                            $1,118       $4,553     $24,244
                                            ======       ======     =======

         In 1998, the Company incurred restructuring charges of $2.0 million related to the decision to close a plant in Whiting, Indiana and to restructure a plant in Blyes, France. Included in the $2.0 million is $1.2 million related to the legal liability of severing 51 employees at the Blyes plant in France and $0.3 million related to the severing of 26 employees at the Whiting, Indiana plant. In 1999, the Company incurred an additional $0.6 million related to the plant closure in Whiting, Indiana and the facility restructuring in Blyes, France. The amount of the charges paid as of December 31, 2000 related to the restructuring of the facility in Blyes,

France that began in 1998 was $1.8 million. The remaining accrual for this restructuring as of December 31, 2000 is $0.02 million.

         The system conversion expenses relate to costs incurred by the Company as part of a multi-year project to ensure that its information systems and related hardware would be year 2000 compliant. The Company engaged outside consultants beginning in 1997 to assist with the evaluation and assessment of its information systems requirements and the selection and implementation of enterprise resource planning software.

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


16.   Other Expense (Income)

         Other expense (income) consisted of the following:


                                                             Year Ended December 31,
                                                             -----------------------
                                                       2000           1999          1998
                                                       ----           ----          ----
                                                                 (In Thousands)
Foreign exchange loss (gain)                           $240         $ (333)       $  196
Equity income in earnings of joint ventures            (63)           (231)         (274)
Other                                                    88           (165)          (44)
                                                       ----         -------       -------
                                                       $265         $ (729)       $ (122)
                                                       ====         =======       =======


17.   Income Taxes

         Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $347.5 million at December 31, 2000 and $426.4 million at December 31, 1999.

         Income of certain legal entities related principally to the foreign operations of the Company is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:

                                                                                                December 31,
                                                                                                ------------
                                                                                            2000            1999
                                                                                            ----            ----
                                                                                               (In thousands)
Deferred tax assets:
  Net operating loss carryforwards                                                       $  27,541       $  24,672
  Fixed assets, principally due to differences in depreciation and assigned values           2,567           1,165
  Accrued retirement indemnities                                                               991           1,184
  Inventories                                                                                  766             670
  Accruals and reserves                                                                        810             223
  Capital leases                                                                               501             638
  Other items                                                                                  102              80
                                                                                         ---------       ---------
Gross deferred tax assets                                                                   33,278          28,632
Valuation allowance                                                                        (26,729)        (14,545)
                                                                                         ---------       ---------
Net deferred tax assets                                                                      6,549          14,087

Deferred tax liabilities:
  Fixed assets, principally due to differences in depreciation and assigned values           8,049          11,966
  Goodwill                                                                                      93           2,807
  Other items                                                                                   --              57
                                                                                         ---------       ---------

Gross deferred tax liabilities                                                               8,142          14,830
                                                                                         ---------       ---------

Net deferred tax (assets) liabilities                                                    $   1,593       $     743
                                                                                         =========       =========

        Current deferred tax assets of $0.05 million in 2000 and $0.07 million in 1999 are included in prepaid expenses and other current assets. Non-current deferred tax assets of none in 2000 and $1.2 million in 1999 are included in other assets. Current deferred tax liabilities of $0.3 million in 2000 and none in 1999 are included in accrued expenses. Non-current deferred tax liabilities of $1.3 million in 2000 and $2.0 million in 1999 are included in other non-current liabilities.


         The valuation allowance reduces the Company's deferred tax assets to an amount that Management believes is more likely than not to be realized.

         The 2000 provision for income taxes is comprised of $0.1 million of current provision and $0.3 million of deferred. The amounts relate entirely to the Company's foreign legal entities.

         The difference between the 2000 actual income tax provision and an amount computed by applying the U.S. federal statutory rate to earnings before income taxes is attributable to the following:



                                                                          Year Ended December 31,
                                                               2000                 1999                1998
                                                                               (In thousands)

Taxes at U.S. federal statutory rate                             $(15,818)              $ 1,323            $ (9,504)
Partnership income not subject to federal income                     4,146              (1,178)                7,531
taxes
Foreign loss without current tax benefit                            11,926                2,050                2,617
Other                                                                  188                  331                  448
                                                              $        442              $ 2,526              $ 1,092

         At December 31, 2000, the Company's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $75.6 million, for which no benefit has been recognized. Of this amount, $25.7 million related to carryforwards that will expire, if unused, at various dates ranging from 2001 to 2006 and the remaining carryforwards have no expiration date.

         At December 31, 2000, the unremitted earnings of non-U.S. subsidiaries totaling $10.1 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $0.3 million of withholdings taxes would apply.


18.   Commitments

         In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $28.9 million at December 31, 2000.


19.   Contingencies and Legal Proceedings

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

20.   Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. The accounting policies of the segments are consistent with those described in Note 1. The Company's measure of profit or loss is operating income (loss).


                                                             (In thousands)

                                                         North                      Latin
                                             Year       America       Europe       America    Eliminations       Total


Net sales                                    2000        $656,797      $138,880      $29,082        $(131)      $824,628
                                             1999         554,967       136,748       24,369                     716,084
                                             1998         465,317       100,835       21,979                     588,131

Special charges and unusual items            2000          $1,118           $--          $--                      $1,118
                                             1999           3,750           848         (45)                       4,553
                                             1998          22,245         1,572          427                      24,244

Operating income (loss)                      2000         $90,296     $(32,009)     $(2,147)                     $56,140
                                             1999          92,962       (4,250)        1,372                      90,084
                                             1998          59,922       (7,010)          479                      53,391

Depreciation and amortization                2000         $56,518       $10,959       $3,381                     $70,858
                                             1999          44,023        11,294        2,679                      57,996
                                             1998          31,384         9,405        2,315                      43,104

Impairment charges                           2000            $461       $18,539       $2,056                     $21,056
                                             1999              --            --           --                          --
                                             1998              --            --            -                           -

Interest expense (income), net               2000        $100,667          $878         $148                    $101,693
                                             1999          88,142         (629)         (39)                      87,474
                                             1998          68,331         (496)          173                      68,008

Income tax expense (benefit)                 2000             $53          $542       $(153)                        $442
                                             1999             521           859        1,146                       2,526
                                             1998              --           311          781                       1,092

Identifiable assets                          2000        $843,908      $170,939      $39,763    $(233,311)      $821,299
                                             1999         724,985       169,028       43,545     (196,309)       741,249
                                             1998         569,521       172,553       38,783     (184,110)       596,747

Capital expenditures, excluding              2000        $128,370       $32,729       $2,330                    $163,429
acquisitions






                                             1999         137,825        31,381        1,766                     170,972
                                             1998         114,048        13,243        6,621                     133,912

Extraordinary loss from early
  extinguishment of debt                     2000             $--           $--          $--                         $--
                                             1999              --            --           --                          --
                                             1998             675            --           --                         675


Product Net Sales Information

The following is supplemental information on net sales by product category (in millions):


                  Food and      Household and
                  Beverage      Personal Care     Automotive          Total

     2000            $402.9              $208.7         $213.0        $824.6
     1999             323.1               185.3          207.7         716.1
     1998             221.1               178.3          188.7         588.1


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                   PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

           The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and their respective ages and positions at December 31, 2000 are set forth in the table below. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."


Name                       Age     Position

Philip R. Yates            53      Chief Executive Officer
Roger M. Prevot            42      President and Chief Operating Officer
John E. Hamilton           42      Chief Financial Officer
G. Robinson Beeson         53      Senior Vice President and General Manager,
                                   Automotive and Latin America
Scott G. Booth             44      Senior Vice President and General Manager,
                                   Household & Personal Care and Canada
John A. Buttermore         54      Vice President and General Manager, Food &
                                   Beverage
Ashok Sudan                47      Vice President and General Manager, Europe
George M. Lane             57      Senior Vice President, Global People
                                     Resources
Jay W. Hereford            50      Vice President, Finance and Administration
Donald C. Graham           68      Chairman, Advisory Board
William H. Kerlin, Jr.     49      Vice Chairman, Advisory Board
Chinh E. Chu               34      Member, Advisory Board
Howard A. Lipson           37      Member, Advisory Board
David A. Stonehill         32      Member, Advisory Board


         Philip R. Yates has served as Chief Executive Officer since February 2000. From February 1998 until February 2000 Mr. Yates served as the Chief Executive Officer and President of Graham Packaging Company. Prior to February 1998, Mr. Yates served as President and Chief Operating Officer.

           Roger M. Prevot has served as President and Chief Operating Officer of Graham Packaging Company since February 2000. From February 1998 to February 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage of Graham Packaging Company. Prior to February 1998, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage.

           John E. Hamilton has served as Chief Financial Officer since January 1999. From February 1998 to January 1999, Mr. Hamilton served as Senior Vice President or Vice President, Finance and Administration. Prior to February 1998, Mr. Hamilton served as Vice President, Finance and Administration, North America.

           G. Robinson Beeson has served as Senior Vice President and General Manager, Automotive and Latin America, Senior Vice President and General Manager, Automotive or Vice President and General Manager, Automotive of Graham Packaging Company since February 1998. Prior to February 1998, Mr. Beeson served as Vice President and General Manager, U.S. Automotive.

           Scott G. Booth has served as Senior Vice President and General Manager, Household and Personal Care and Canada, Senior Vice President and General Manager, Household and Personal Care or Vice President and General Manager, Household and Personal Care since February 1998. Prior to February 1998, Mr. Booth served as Vice President and General Manager, U.S. Household and Personal Care.

           John A. Buttermore has served as Vice President and General Manager, Food & Beverage since February 2000. From November 1998 until February 2000, Mr. Buttermore served as Vice President, Market Development. Prior to joining the Company in November 1998, Mr. Buttermore served as Category Manager, Food Products at Plastipak Packaging Co.

           Ashok Sudan has served as Vice President and General Manager, Europe since September 1, 2000. Prior to September 1, 2000, Mr. Sudan served as Vice President Operations, Food & Beverage; a position he entered in 1997. Prior to that, Mr. Sudan held various management positions in manufacturing. Mr. Sudan has been with the Company and predecessor companies since 1977.

           George M. Lane has served as Senior Vice President, Global People Resources since September 1998. Prior to September 1998, Mr. Lane served as Vice President, Human Resources.

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

  Donald C. Graham has served as Chairman of the Advisory Committee since February 1998. Prior to February 1998, Mr. Graham served as Chairman.

  William H. Kerlin, Jr. has served as Vice Chairman of the Advisory Committee since February 1998. From 1996 until February 1998, Mr. Kerlin served as Vice Chairman and Chief Executive Officer. Prior to 1996, Mr. Kerlin served as Vice President and Vice Chairman.

           Chinh E. Chu is a Senior Managing Director of The Blackstone Group, L.P., which he joined in 1990. Mr. Chu has served as a member of the Advisory Committee since the Recapitalization. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon
Brothers Inc. from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Rose Hills Co. and Haynes International, Inc.

           Howard A. Lipson is a Senior Managing Director of The Blackstone Group L.P., which he joined in 1988. Mr. Lipson has served as a member of the Advisory Committee since the Recapitalization. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Boards of Directors of Allied Waste Industries, Inc., Volume Services America, AMF Group Inc., Ritvik Holdings Inc., Prime Succession Inc., Rose Hills Co. and Universal Orlando.

           David A. Stonehill is a Principal of The Blackstone Group L.P., which he joined in May 2000. Mr. Stonehill has served as a Member of the Advisory Committee since July 2000. Prior to joining Blackstone,
Mr. Stonehill was a Senior Vice President at Chartwell Investments Inc where he worked from September 1996 to May 2000.

           The Boards of Directors of CapCo I and CapCo II are comprised of Philip R. Yates, John E. Hamilton, Chinh E. Chu and David A. Stonehill. The Board of Directors of Investor LP is comprised of Howard A. Lipson, Chinh E. Chu and David A. Stonehill.

           Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which that person was elected or appointed as a director or executive officer.

Item 11.   Executive Compensation

           The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 1998, 1999 and 2000, and their respective titles at December 31, 2000. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain
 and motivate all employees.   From time to time, the compensation committee
will review the Company's compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2000, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company's compensation structure.


                                                  Summary Compensation Table

                                                 Annual Compensation                      Long-Term Compensation
                                                                                    Awards                    Payouts
                                                          <F(1)>                                               <F(2)>        <F(3)>
                                                                    Other     Restricted   Securities                  All
                                                                    Annual      Stock      Underlying       LTIP      Other
   Name and Principal Position     Year      Salary      Bonus      Comp.       Awards       Options      Payouts      Comp.
                                               $           $          $           $             #            $           $

Philip R. Yates                    2000       397,070     315,000    -0-              -0-          -0-          -0-     4,258
Chief Executive Officer            1999       310,978     300,000    -0-              -0-         13.6          -0-     4,417
                                   1998       300,019     100,474    -0-        3,866,000         63.8    2,225,000     4,800

Roger M. Prevot                    2000       285,427     205,000    -0-              -0-          -0-          -0-     3,843
President and Chief Operating      1999       202,999     196,500    -0-              -0-          9.3          -0-     3,606
Officer <F(4)>                     1998       194,404     164,169    -0-        1,933,000         43.4      750,000     3,554

John E. Hamilton                   2000       201,966     175,000    -0-              -0-          -0-          -0-     3,752
Chief Financial Officer            1999       171,098     160,500    -0-              -0-         18.7          -0-     3,553
                                   1998       158,520     132,864    -0-          688,000         29.8      400,000     3,586

G. Robinson Beeson                 2000       192,176     175,000    -0-              -0-          -0-          -0-     3,964
Senior Vice President and          1999       173,214     125,066    -0-              -0-          6.4          -0-     3,879
General Manager, Automative        1998       164,719     138,273    -0-        1,074,000         29.8      500,000     4,194
and Latin America

Scott G. Booth                     2000       190,110     150,000    -0-              -0-          -0-          -0-     3,737
Senior Vice President and          1999       171,518     120,089    -0-              -0-          6.4          -0-     3,557
General
Manager, Household and Personal    1998       158,104     132,489    -0-        1,074,000         29.8      500,000     3,625
Care and Canada

[FN]
1) Represents bonus paid in the current year, but accrued in the prior year under the Company's annual discretionary bonus plan.

2) Represents cash payments to the named executive officers which were used by the recipients to purchase shares of restricted common stock of Investor LP, the value of a grant of the same number of additional restricted shares as the shares purchased and taxes payable in respect of these awards (see Management Awards).
3) Represents contributions to the Company's 401(k) plan and amounts attributable to group term life insurance.
4) Roger M. Prevot has served as President and Chief Operating Officer of the Operating Company and Opco GP since February 8, 2000. Prior to February 8, 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food & Beverage of the Operating Company.


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

         Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings made additional cash payments to approximately 15 senior level managers equal to approximately $5.0 million, which represented additional cash bonuses and the taxes payable by such managers in respect of the awards described in this paragraph. In addition, (a) Holdings made additional cash payments to such managers equal to approximately $3.1 million, which were used by the recipients to purchase shares of restricted common stock of Investor LP and (b) each such recipient was granted the same number of additional restricted shares as the shares purchased pursuant to clause (a). Such restricted shares vest over a period of three years, and one-third of any forfeited shares will increase the Graham Entities' ownership interests in Holdings.

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


Supplemental Income Plan

         Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the "SIP"). Upon the Closing, the Operating Company assumed Graham Engineering's obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit (although such benefit would not begin until Mr. Yates attained age 65). In the event that Mr. Yates were to retire prior to attaining age 55 (the benefit would still commence at age 65), then the annuity payments would be reduced. In the event the Company terminates Mr. Yates' employment without "just cause" (as defined in the SIP), then upon attaining age 65, he would receive the entire annuity. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.


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

         A committee (the "Committee") has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. No suspension, termination or amendment of or to the Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.

           During 2000 no Unit Options were granted. The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 2000.


                       TOTAL OPTION GRANTS AT DECEMBER 31, 2000

                        Number of
                        Securities
                        Underlying        Value of
                       Unexercised       Unexercised      Options at End
                      Options at End     In the Money  of Fiscal Year
        Name          of Fiscal Year       Options        Exercisable


Philip R. Yates            77.4             $  0             36.0
Chief Executive
Officer

Roger M. Prevot            52.7             $  0             24.5
President and Chief
Operating Officer


John E. Hamilton           48.5             $  0             21.5
Chief Financial
Officer

G. Robinson Beeson         36.2             $  0             16.8
Senior Vice
President and General
Manager, Automative and
Latin America

Scott G. Booth             36.2             $  0             16.8
Senior Vice
President and
General Manager,
Household and
Personal Care and
Canada


Pension Plans

         In the year ended December 31, 2000, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 12 of the Notes to Financial Statements for each of the three years in the period ended December 31, 2000.

         The following table shows estimated annual benefits upon retirement under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:


                              Pension Plan Table

                                            Years of Service


Remuneration       15           20          25           30           35

 $ 125,000        $26,841      $35,788      $44,735      $53,682     $55,245
   150,000         32,841       43,788       54,735       65,682      67,557
   175,000         38,841       51,788       64,735       77,682      79,870
   200,000         44,841       59,788       74,735       89,682      92,182
   225,000         50,841       67,788       84,735      101,682     104,495
   250,000         56,841       75,788       94,735      113,682     116,807
   300,000         68,841       91,788      114,735      137,682     141,432
   400,000         92,841      123,788      154,735      185,682     190,682
   450,000        104,841      139,788      174,735      209,682     215,307
   500,000        116,841      155,788      194,735      233,682     239,932


         Note: The amounts shown are based on 2000 covered compensation of $35,100 for an individual born in 1935. In addition, these figures do not reflect the salary limit of $170,000 and benefit limit under the plan's normal form of $135,000 in 2000.

         The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2000 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 29 years; John E. Hamilton, 17 years; G. Robinson Beeson, 26 years; Scott G. Booth, 13 years; and Roger M. Prevot, 13 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the Pension Table are not subject to deduction for Social Security or other offset amounts.

         The Recapitalization Agreement provided that assets of the Graham Engineering defined benefit plan related to employees not covered by collective bargaining agreements will be transferred to a new non-contributory defined benefit plan sponsored by the Company for such employees. Such was completed in 1999.


401(k) Plan

         During 2000 the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 2000, 1999, and 1998 were $1,009,000, $875,000, and $804,000, respectively. See Note 12 of the Notes to Financial Statements for each of the three years in the period ended December 31, 2000.

         Pursuant to the Recapitalization Agreement, assets of this plan related to Company employees were transferred to a new plan sponsored by the Company following the Closing of the Recapitalization.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the limited partnership and general partnership interests in the Issuers, as of the date hereof, by (i) each person who is known by the Issuers to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings and each of the executive officers of the Operating Company and (iii) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company as a group. For a more detailed discussion of certain ownership interests following the Recapitalization, see " Business-- The Recapitalization" (Item 1) and "Certain Relationships and Related Party Transactions" (Item 13).


                                               Name and Address                  Type of         Percentage
Issuer                                         of Beneficial Owner               Interest         Interest

Graham Packaging Company, L.P.                 Holdings                          Limited             99%
                                                                                 Partnership
                                               Opco GP<F(1)>                     General             1%
                                                                                 Partnership
GPC Capital Corp. I                            Operating Company                 Common Stock       100%
Graham Packaging Holdings Company              Investor LP<F(2)>                 Limited             81%
                                                                                 Partnership
                                               Investor GP<F(2)>                 General             4%
                                                                                 Partnership
                                               GPC Holdings, L.P. <F(3)>         Limited             14%
                                                                                 Partnership
                                               Graham Packaging Corporation<F(3)>General             1%
                                                                                 Partnership
GPC Capital Corp. II                           Holdings                          Common Stock       100%

[FN]
(1) Opco GP is a wholly owned subsidiary of Holdings.
(2) Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone, Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter
    G. Peterson, Stephen A. Schwarzman and Howard A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Management--Management Awards." In addition, an affiliate of DB Alex. Brown LLC and Deutsche Bank AG, two of the Initial

    Purchasers of the Old Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.
(3) GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham family. The address of both is c/o Graham Capital Company, 1420 Sixth Avenue, York, Pennsylvania 17403.


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


Transactions with Graham Entities and Others

           At the time of the Recapitalization, Donald C. Graham and Jean Rubie were each one-third owners of Techne Technipack Engineering Italia S.p.A. ("Techne"). Techne supplies shuttle blow-molders to many of the Company's non-U.S. facilities. The Company paid Techne approximately $5.2 million for such equipment for the year ended December 31, 1998. Prior to the Recapitalization, Mr. Rubie served as General Manager, Europe, of the Company. During 1998 and subsequent to the Recapitalization, Mr. Graham sold his ownership interest in Techne.

           Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $8.5 million, $20.4 million, and $16.8 million for such services and equipment for the years ended December 31, 2000, 1999 and 1998, respectively.

           The Company has provided certain services to Graham Engineering. Graham Engineering paid the Company approximately $.05 million, $2.5 million and $1.4 million for such services for the years ended December 31, 2000, 1999 and 1998, respectively.

           Graham Family Growth Partnership and Graham Partners, Inc. have supplied management services to the Company since the Recapitalization. The Company paid Graham Family Growth Partnership and Graham Partners, Inc.

approximately $1.0 million, $1.0 million and $1.1 million for such services for the years ended December 31, 2000, 1999 and 1998, respectively.

           Blackstone has supplied management services to the Company since the Recapitalization. The Company paid Blackstone approximately $1.0 million for such services for each of the three years ended December 31, 2000, 1999, and 1998.

           The Company has entered into an Airplane Time-Sharing Agreement with Graham Capital Company in conjunction with the Recapitalization. Other parties to the agreement were Graham Architectural Products Corporation, Graham Partners, Inc., Western Industries, Inc. and Graham Engineering Corporation. The Company paid $20,000, $18,000 and $3,500 for the years ended December 31, 2000, 1999 and 1998, respectively, pursuant to such agreement.

           An affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership." Bankers Trust Company, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the Senior Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

           An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Senior Credit Agreement and Capital Call Agreement. Ownership percentage interests in Holdings as set forth in Item 12 were unchanged following the equity increase. The Company loaned Management the funds required (approximately $1.1 million) to cover Management's portion of the equity contribution.

           As part of the Second Amendment to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above the specified levels at June 30, 2001 or thereafter is not an event of default under the Senior Credit Agreement. An equity contribution of $50 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation for all future test periods.

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

           The partnership and the general partners shall be advised by a committee (the "Advisory Committee") comprised of five individuals, three of whom shall be appointed from time to time by Investor GP and, for so long as the Continuing Graham Entities and their affiliates do not sell more than two-thirds of their partnership interests owned at the Closing, two of whom shall be appointed from time to time by the other general partners. Such committee shall serve solely in an advisory role and shall not have any power to act for or bind Holdings.

           Annual Fee. The Holdings Partnership Agreement provides that, so long as the Continuing Graham Entities and their affiliates do not sell more than two-thirds of their partnership interests owned at the Closing, Holdings will pay to Graham Family Growth Partnership an annual fee of $1.0 million.

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

           If any Continuing Graham Partner wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Entities may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Entities shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

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


Partners Registration Rights Agreement

           Pursuant to the Recapitalization Agreement, upon the Closing, Holdings, CapCo II, the Continuing Graham Entities, the Equity Investors and Blackstone entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Continuing Graham Entities and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless Blackstone and its affiliates are selling their shares in such offering) and (ii) to the Equity Investors, Blackstone and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Continuing Graham Entities, the Equity Investors, Blackstone and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See "The Partnership Agreements--Holdings Partnership Agreement."


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

          Consulting Agreement. Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Capital entered into a Consulting Agreement (the "Consulting Agreement"), pursuant to which Graham Capital provided Holdings with general business, operational and financial consulting services at mutually agreed retainer or hourly rates (ranging from $200 to $750 per hour). The Consulting Agreement terminated on February 2, 2000, the second anniversary of the Closing.


Promissory Notes of Graham Entities

           From 1994 through the Closing, there was outstanding $20.2 million principal amount of promissory notes owed by the Graham Entities to Holdings, which had been contributed by the Graham Entities as capital in Holdings. Such promissory notes (including accrued interest) were repaid in full in connection with the Recapitalization.


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

4.8       -  Form of 10 3/4% Senior Discount Note Due 2009, Series A
             (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.9       -  Form of 10 3/4% Senior Discount Note Due 2009, Series B
             (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

4.10      -  Registration Rights Agreement dated as of February 2, 1998 among
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
10.13     -
             Second Amendment to Credit Agreement dated as of March 29, 2000 (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K dated as of April 18, 2000 (File No. 333-53603-03)).

18        -  Letter re Change in Accounting Principles (incorporated herein by reference to Exhibit 18 to the Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999 (File No. 333-
             53603-03)).

21.1      -  Subsidiaries of Graham Packaging Holdings Company.

24        -  Power of Attorney--Page II of Form 10-K.

99.1      -  Form of Fixed Rate Senior Subordinated Letter of Transmittal
             (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.2      -  Form of Fixed Rate Senior Subordinated Notice of Guaranteed
             Delivery (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.3      -  Form of Floating Rate Senior Subordinated Letter of Transmittal
             (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.4      -  Form of Floating Rate Senior Subordinated Notice of Guaranteed
             Delivery (incorporated herein by reference to Exhibit 99.4 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.5      -  Form of Senior Discount Letter of Transmittal (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

99.6      -  Form of Senior Discount Notice of Guaranteed Delivery
             (incorporated herein by reference to Exhibit 99.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).


(c) Reports on Form 8-K

           No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2000.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

Dated:  March 30, 2001


                              GRAHAM PACKAGING HOLDINGS COMPANY
                                        (Registrant)

                              By: BCP /Graham Holdings L.L.C.,its General
                                    Partner



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

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 30th day of March, 2001 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:


        Signature                                  Title

   /s/ Howard A. Lipson        President, Treasurer and Assistant Secretary
       Howard A. Lipson        (Principal Executive Officer) of BCP /Graham
                               Holdings L.L.C.

   /s/ John E. Hamilton        Vice President, Finance and Administration
       John E. Hamilton        (Principal Financial Officer and Principal
                               Accounting Officer) of BCP / Graham Holdings
                               L.L.C.

   /s/ Howard A. Lipson        Director of BMP/Graham Holdings Corporation
       Howard A. Lipson

     /s/ Chinh E. Chu          Director of BMP/Graham Holdings Corporation
         Chinh E. Chu

    /s/  David A. Stonehill    Director of BMP/Graham Holdings Corporation
         David A. Stonehill







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


                                                                    SCHEDULE I
                       GRAHAM PACKAGING HOLDINGS COMPANY
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                (In thousands)


 BALANCE SHEET                                        December 31, 2000      December 31, 1999
Assets
Current assets                                             $           --         $            --
Intangible assets, net                                              4,494                   4,877
     Total assets                                              $    4,494             $     4,877
Liabilities and partners' capital
Current liabilities                                           $     6,993             $     6,977
Long-term debt                                                    136,680                 123,092
Investment in subsidiary                                          325,200                 332,779
     Total liabilities                                            468,873                 462,848
     Partners' capital                                          (464,379)               (457,971)
     Total liabilities and partners' capital                  $     4,494             $     4,877



                                                         Year Ended             Year Ended              Year Ended
STATEMENTS OF OPERATIONS                              December 31, 2000      December 31, 1999       December 31, 1998

Equity in earnings of subsidiaries                              $(31,650)              $   13,825               $(16,485)
Recapitalization expenses                                              --                      --                 (1,000)
Interest expense                                                 (13,971)                (12,565)                (10,546)
Other                                                                (16)                     (5)                     --
     Net (loss) income                                          $(45,637)              $    1,255               $(28,031)





















                                                         Year Ended             Year Ended              Year Ended
STATEMENTS OF CASH FLOWS                              December 31, 2000      December 31, 1999       December 31, 1998

Operating activities:
Net (loss) income                                               $(45,637)           $       1,255               $(28,031)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
     Amortization of debt issuance costs                              383                     170                     462
     Accretion of Senior Discount Notes                            13,588                  12,395                  10,085
     Changes in current liabilities                                    16                       5                   6,972
     Equity  loss (income) in subsidiaries                         31,650                (13,825)                  16,485
     Net cash provided by operating activities                         --                      --                   5,973


Investing activities:
     Investments in a business                                    (48,853)                     --                 314,477
     Net cash (used in) provided by investing                     (48,853)                      -                 314,477
activities
Financing activities:
     Borrowings on long-term debt                                      --                      --                 100,612
     Cash distributions from (to) partners                             --                      --               (415,554)
     Debt issuance fees                                                --                      --                 (5,508)
     Notes for ownership interests                                (1,147)                      --                      --
     Capital contributions                                         50,000                      --                      --
     Net cash provided by (used in) financing                      48,853                      --               (320,450)
activities

Increase in cash and cash equivalents                                  --                      --                      --
Cash and cash equivalents at beginning of period                       --                      --                      --
Cash and cash equivalents at end of period                  $           -         $                         $          --
Supplemental cash flow information:
     Cash paid for interest                                 $          --         $            --           $          --

See footnotes to consolidated financial statements of Graham Packaging
Holdings Company.

                                                                   SCHEDULE II

                       GRAHAM PACKAGING HOLDINGS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


   Year ended December 31, 2000         Balance @                                                    Balance @
                                       Beginning of      Additions     Deductions     Other <F(1)>  end of year
                                           year
Allowance for Doubtful Accounts                $1,791           $319            $942        $--             $1,168
Allowance for Inventory Losses                  1,283          1,127           1,124         --              1,286

   Year ended December 31, 1999

Allowance for Doubtful Accounts                $1,435           $420             $97        $33             $1,791
Allowance for Inventory Losses                  1,447            297             461         --              1,283

   Year ended December 31, 1998

Allowance for Doubtful Accounts                $1,635            $32            $395       $163             $1,435
Allowance for Inventory Losses                    566            514             220        587              1,447

[FN]
(1) Represents allowance attributable to entities acquired during 1999 and 1998.