Form 10-Q
period 2001-04-01
GRAHAM PACKAGING HOLDINGS CO
filed 2001-05-15
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001
                                    OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _______________
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


                         PART I. FINANCIAL INFORMATION


                                                                   Page Number
Item  1:   Condensed Consolidated Financial Statements:

           CONDENSED CONSOLIDATED BALANCE SHEETS -
            At April 1, 2001 and December 31, 2000.......................  3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
            Three Months Ended April 1, 2001 and April 2, 2000...........  4

           CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            (DEFICIT) - For the Year Ended December 31, 2000 and
            Three Months Ended April 1, 2001.............................  5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
            Three Months Ended April 1, 2001 and April 2, 2000...........  6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........  7

Item 2:    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 18

                          PART II. OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K.............................. 19

Signature:............................................................... 20

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                 April 1,            December 31,
                                                                  2001                  2000
                                                            -----------------     -----------------
                                                                        (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents.............................   $      5,352          $      9,844
   Accounts receivable, net..............................        125,358               112,329
   Inventories...........................................         65,104                65,401
   Prepaid expenses and other current assets.............         11,687                12,572
                                                            ------------          ------------
Total current assets.....................................        207,501               200,146
Property, plant and equipment:
   Property, plant and equipment.........................      1,024,880             1,012,580
   Less accumulated depreciation.........................        445,377               440,787
                                                             -----------           -----------
Property, plant and equipment, net.......................        579,503               571,793
Other assets.............................................         45,030                49,360
                                                            ------------          ------------
Total assets.............................................     $  832,034            $  821,299
                                                              ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses.................     $  178,724            $  213,819
   Current portion of long-term debt.....................         26,237                27,359
                                                            ------------          ------------
Total current liabilities.................................       204,961               241,178
Long-term debt............................................     1,051,058             1,032,820
Other non-current liabilities.............................        11,077                11,618
Minority interest.........................................         1,996                    62
Commitments and contingent liabilities (see Note 10)......           ---                   ---
Partners' capital (deficit):
   Partners' capital (deficit)............................      (390,153)             (433,997)
   Notes receivable for ownership interests...............        (2,293)               (1,147)
   Accumulated other comprehensive income.................       (44,612)              (29,235)
                                                            -------------         -------------
Total partners' capital (deficit).........................      (437,058)             (464,379)
                                                             ------------          ------------
Total liabilities and partners' capital (deficit).........   $   832,034           $   821,299
                                                              ===========           ===========

                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                         Three Months Ended
                                                              --------------------------------------
                                                                 April 1, 2001        April 2, 2000
                                                               -------------------   ----------------
                                                                         (in thousands)

Net sales...................................................   $  230,184             $  204,988
Cost of goods sold..........................................      195,546                170,046
                                                               ----------             ----------
Gross profit................................................       34,638                 34,942
Selling, general, and administrative expenses...............       14,131                 13,418
Special charges and unusual items...........................          147                    420
                                                               ----------              ---------
Operating income............................................       20,360                 21,104
Interest expense, net.......................................       26,007                 24,435
Other expense...............................................          551                     63
Minority interest...........................................          ---                   (278)
                                                               ----------              ---------
Loss before income taxes....................................       (6,198)                (3,116)
Income tax provision........................................           14                    148
                                                                ---------              ----------
Net loss...................................................... $   (6,212)            $   (3,264)
                                                               ===========            ===========

                            See accompanying notes.

                        GRAHAM PACKAGING HOLDINGS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                                                                           Notes        Accumulated
                                                                      Partners'       Receivable for      Other
                                                                       Capital           Ownership     Comprehensive
                                                                      (Deficit)          Interests         Income         Total
                                                                  ------------------ ------------------ -------------- ----------
                                                                                                (in thousands)

Balance at January 1, 2000..................................      $ (439,123)         $    ---          $  (18,848)    $ (457,971)
  Net loss for the year.....................................         (45,637)              ---                 ---        (45,637)
  Cumulative translation adjustment.........................             ---               ---             (10,387)       (10,387)
                                                                                                                        -----------
  Comprehensive income......................................                                                              (56,024)
  Capital contribution......................................          50,000            (1,147)                ---         48,853
  Recapitalization..........................................             763               ---                 ---            763
                                                                 -----------        ----------          -----------     -----------
Balance at December 31, 2000................................        (433,997)           (1,147)            (29,235)      (464,379)
  Net loss for the period...................................          (6,212)               ---                ---         (6,212)
  Cumulative effect of change in accounting for derivatives.             ---                ---                392            392
  Changes in fair value of derivatives......................             ---                ---             (5,821)        (5,821)
  Cumulative translation adjustment.........................             ---                ---             (9,948)        (9,948)
                                                                                                                        -----------
  Comprehensive income......................................                                                              (21,589)
  Capital contribution......................................           50,000            (1,146)               ---         48,854
  Recapitalization..........................................               56               ---                ---             56
                                                                 ------------        -----------        ----------    -------------
Balance at April 1, 2001....................................       $ (390,153)      $     (2,293)       $  (44,612)    $ (437,058)
                                                                 =============      =============       ===========   =============


                            See accompanying notes.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Three Months Ended
                                                            ------------------------------------
                                                             April 1, 2001       April 2, 2000
                                                            -----------------    ---------------
                                                                        (in thousands)


Operating activities:
  Net loss...............................................      $ (6,212)          $   (3,264)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization........................        18,374               15,206
    Amortization of debt issuance fees...................         1,165                1,112
    Accretion of Senior Discount Notes...................         3,540                3,262
    Minority interest....................................           ---                 (278)
    Equity in earnings of joint venture..................           246                   (5)
    Foreign currency transaction loss....................           238                   97
    Other non-cash recapitalization expense..............            56                  254
    Changes in operating assets and liabilities:
      Accounts receivable................................       (14,472)             (20,316)
      Inventories........................................           291               (3,108)
      Prepaid expenses and other current assets..........         1,076                 (458)
      Other non-current assets and liabilities...........          (118)                 162
      Accounts payable and accrued expenses..............       (41,276)               5,835
                                                               ---------           ----------
Net cash used in operating activities....................       (37,092)              (1,501)

Investing activities:
      Net purchases of property, plant and equipment.....       (25,627)             (37,971)
      Loan to affiliate..................................        (2,606)                 ---
      Acquisition of/investment in a business............           453                  ---
      Other..............................................           (28)                 (48)
                                                            ------------          -----------
Net cash used in investing activities....................       (27,808)             (38,019)


Financing activities:
      Net proceeds from issuance of long-term debt.......        11,833               39,928
      Debt issuance fees.................................           ---               (1,050)
      Notes for ownership interests......................        (1,146)                 ---
      Capital contributions..............................        50,000                  ---
                                                                --------           ----------
Net cash provided by financing activities................        60,687               38,878
Effect of exchange rate changes..........................          (279)                 (97)
                                                                --------           ----------
Decrease in cash and cash equivalents....................        (4,492)                (739)
Cash and cash equivalents at beginning of period.........         9,844                5,983
                                                                --------           ----------
Cash and cash equivalents at end of period...............     $   5,352            $   5,244
                                                                ========            =========

                            See accompanying notes.

                    GRAHAM PACKAGING HOLDINGS COMPANY
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three month period ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

         All entities and assets owned by Holdings are referred to collectively as the "Company".

Derivatives

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. In connection with the adoption of the new Statement, the Company recorded $0.4 million in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $5.8 million for the three months ended April 1, 2001. Hedge ineffectiveness is recorded as a component of net income. There was no hedge ineffectiveness for the three months ended April 1, 2001. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS 133. Certain issues currently under consideration by the Derivatives Implementation Group ("DIG") may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the three months ended April 1, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges.

2.  Debt Arrangements

         Long-term debt consisted of the following:


                                                                  April 1,           December 31,
                                                                    2001                 2000
                                                               ----------------     ----------------
                                                                          (in thousands)


                   Term loans...............................   $  541,912            $  546,900
                   Revolving loans..........................      145,500               125,500
                   Revolving credit facilities..............        4,549                 5,805
                   Senior Subordinated Notes................      225,000               225,000
                   Senior Discount Notes....................      140,220               136,680
                   Other....................................       20,114                20,294
                                                              -----------            ----------
                                                                1,077,295             1,060,179
                   Less amounts classified as current........      26,237                27,359
                                                             ------------            ----------
                                                             $  1,051,058            $1,032,820
                                                             ============            ==========

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the 1998 recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused availability of the revolving loan facilities at April 1, 2001 was $108.3 million. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On April 1, 2001 the Company was in compliance with all covenants.

         Interest paid during the three months ended April 1, 2001 and April 2, 2000, net of amounts capitalized, totaled $21.8 million and $24.0 million, respectively.

3.  Inventories

         Inventories consisted of the following:

                                                                  April 1,           December 31,
                                                                    2001                 2000
                                                               ----------------     ----------------
                                                                          (in thousands)


          Finished goods....................................    $  45,010            $   43,085
          Raw materials and parts ..........................       20,094                22,316
                                                               ----------            -----------
                                                                $  65,104            $   65,401
                                                               ==========            ===========

4.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:


                                                                  April 1,           December 31,
                                                                    2001                 2000
                                                               ----------------     ----------------
                                                                          (in thousands)

          Accounts payable..................................       $ 114,985          $   146,659
          Accrued employee compensation and benefits........          18,938               22,800
          Accrued interest..................................          14,660               14,962
          Other.............................................          30,141               29,398
                                                                   ---------          -----------
                                                                   $ 178,724          $   213,819
                                                                   =========          ===========

         For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. For the three months ended April 1, 2001 the Company incurred an additional $0.1 million. The amount of the reorganization costs paid and the amount of the remaining accrual as of April 1, 2001 were $3.0 million and $1.6 million, respectively. The remaining accrual as of April 1, 2001 is included within accrued employee compensation and benefits, above.


5.  Income Taxes

         The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 2001 and 2000, some of the Company's various taxable entities incurred additional net operating losses for which no carryforward benefit has been recognized.


6.  Acquisitions

Purchase of additional 1% interest in Masko Graham Joint Venture

         On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a total interest of 51%. The total purchase price (including acquisition-related costs) for the entire 51% interest in the operating assets was $1.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 under the purchase method of accounting and accordingly, the results of operations of Masko Graham are consolidated in the financial statements of the Company beginning on March 30, 2001. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):



                   Current assets.....................      $ 3,743
                   Property, plant and equipment......        8,210
                   Goodwill...........................          954
                                                           --------

                   Total..............................       12,907
                   Less liabilities assumed...........       11,474
                                                           ---------

                   Net cost of acquisition..............    $ 1,433
                                                           =========


Pro Forma Information

         The following table sets forth unaudited pro forma results of operations assuming that the acquisition had taken place on January 1, 2000.


                                                               Three Months Ended
                                                      ---------------------------------------
                                                         April 1, 2001         April 2, 2000
                                                      -----------------     -----------------
                                                                  (in thousands)


                 Net sales..........................     $ 232,898             $ 207,147
                 Net loss...........................        (6,149)               (3,253)


         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2000, or of future results of operations of the entities.


7.  Special Charges and Unusual Items

         The special charges and unusual items recorded in the three months ended April 1, 2001 and April 2, 2000 related to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the 1998 recapitalization. These expenses have been fully recognized over the three years from the date of the 1998 recapitalization.


8.  Rent Expense

         The Company was a party to various leases involving real property and equipment during the three months ended April 1, 2001. Total rent expense for operating leases amounted to $5.4 million for the three months ended April 1, 2001.


9.  Contingencies

         The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such ultimate liability will not be material to the business, financial condition or results of operations of the Company.


10.  Condensed Operating Company Data

         Condensed financial data for the Operating Company as of April 1, 2001 and December 31, 2000 was as follows:


                                                                  April 1,         December 31,
                                                                    2001               2000
                                                               ---------------    ---------------
                                                                        (in thousands)

Current assets..........................................         $  214,494           $  207,139
Noncurrent assets.......................................            620,146              616,659
Total assets............................................            834,640              823,798
Current liabilities.....................................            204,961              241,178
Noncurrent liabilities..................................            923,911              907,820
Partners' capital (deficit).............................           (294,232)            (325,200)


     Condensed financial data for the Operating Company for the three months ended April 1, 2001 and April 2, 2000 was as follows:


                                                                       Three Months Ended
                                                                ----------------------------------
                                                                April 1, 2001      April 2, 2000
                                                                ---------------   ----------------
                                                                         (in thousands)

Sales........................................................      $ 230,184          $ 204,988
Gross profit.................................................         34,638             34,942
Net (loss) income............................................         (2,565)               116


     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

11.  Comprehensive Income

         Comprehensive income (loss) for the three months ended April 1, 2001 and April 2, 2000 was as follows:



                                                                        Three Months Ended
                                                                 ----------------------------------
                                                                 April 1, 2001     April 2, 2000
                                                                 ---------------   ----------------
                                                                          (in thousands)

Net loss..............................................              $ (6,212)        $  (3,264)
Changes in fair value of derivatives..................                (5,429)              ---
Foreign currency......................................                (9,948)           (4,197)
                                                                   ----------       -----------
Comprehensive income (loss)............................             $(21,589)        $  (7,461)
                                                                   ==========       ===========


12.  Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three months ended April 1, 2001 and April 2, 2000 was as follows (in thousands):


                                                   North                Latin
                                                  America    Europe    America     Total
                                                  -------    -------   -------     -----


Net sales    Three Months Ended April 1, 2001   $  185,053  $ 38,295  $ 6,836  $  230,184
             Three Months Ended April 2, 2000      161,050    36,563    7,375     204,988


Net loss     Three Months Ended April 1, 2001       (3,962)   (2,176)     (74)     (6,212)
             Three Months Ended April 2, 2000       (1,367)   (1,761)    (136)     (3,264)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the Company's future financial position, economic performance and results of operations, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I,
Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the issuers' expectations include, without limitation, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, competition in the Company's markets, including the impact of possible new technologies, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including its hot-fill PET plastic container business. See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


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

         Management believes that critical success factors to the Company's business are its ability to:

         o serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies;

         o forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

         o make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to and growing consumer demand for plastic packaging. This has included a significant growth in demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, the Company has invested over $250 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2000, the Company's sales of hot-fill PET containers had grown to $246.6 million from $68.2 million in 1996. The Company has also experienced significant growth in containers for drinkable yogurts as these single-serve products increase in popularity globally, particularly due to the market leadership of Graham's key customer Danone.

         The Company's household and personal care net sales continue to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increased share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company has upgraded its proprietary machinery in the United States to new larger blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

         The Company's North American one-quart motor oil container product line is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the domestic one-quart motor oil industry has continued to decline at an average annual rate of 1% to 2% for the past several years. Management believes that this decline will continue for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America.

         Consistent with its strategy to expand in selected international areas, the Company currently operates 25 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Poland, Spain, Turkey and the United Kingdom. During the latter portion of 2000, the Company experienced a decline in its operations in the United Kingdom. This reduction in business was the result of the loss of a key customer in that location. Also, the Company experienced a downturn in financial performance in certain plants in France. Although Management is addressing these issues, some of these performance declines are considered to be other than temporary. In addition, given the recent troubled economy in Latin America, Management closely monitors its operations and investment there.

         For the three months ended April 1, 2001, 85% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms ranging from two to twelve years; the remainder of which were generated by customers with whom the Company has been doing business for over 16 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the following three month periods:

                              Three Months Ended
                       ------------------------------------
                       April 1, 2001          April 2, 2000
                       ----------------    ----------------

      PET..........         $  0.64            $  0.57
      HDPE.........            0.47               0.42


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

Results of Operations

                  The following tables set forth the operating segments and product categories for the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:

                                                            Three Months Ended
                                              ---------------------------------------------
                                                   April 1, 2001           April 2, 2000
                                              --------------------- -----------------------


         North America.................        $ 185.1    80.4%     $    161.0     78.5%
         Europe........................           38.3    16.6            36.6     17.9
         Latin America.................            6.8     3.0             7.4      3.6
                                               -------  -------         -------   ------
         Total Net Sales...............        $ 230.2  $100.0%     $    205.0    100.0%
                                               =======  =======         =======   ======

                                                            Three Months Ended
                                              ---------------------------------------------
                                                 April 1, 2001            April 2, 2000
                                              --------------------- -----------------------


         Food & Beverage..................    125.1           54.4%  $ 99.0         48.3%
         Household and Personal Care......     53.5           23.2     52.5         25.6
         Automotive.......................     51.6           22.4     53.5         26.1
                                              -----        -------   ------       ------
         Total Net Sales .................   $230.2          100.0% $ 205.0        100.0%
                                             ======        =======   ======       ======

Three Months Ended April 1, 2001 Compared to Three Months Ended April 2, 2000

Net Sales. Net sales for the three months ended April 1, 2001 increased $25.2 million to $230.2 million from $205.0 million for the three months ended April 2, 2000. The increase in sales was primarily due to a 21.3% increase in units sold, principally due to additional food and beverage business where units increased by 42.9%, and an increase in resin prices. On a geographic basis, sales for the three months ended April 1, 2001 in North America were up $24.1 million or 15.0% from the three months ended April 2, 2000. The North American sales increase included higher units sold of 19.8%. North American sales in the food and beverage business and the household and personal care business contributed $23.2 million and $2.3 million, respectively, to the increase, while sales in the automotive business were $1.4 million lower. Units sold in North America increased by 49.8% in food and beverage and 3.3% in household and personal care, but decreased by 6.3% in automotive. Sales for the three months ended April 1, 2001 in Europe were up $1.7 million or 4.6% from the three months ended April 2, 2000. The European sales increase included higher units sold of 25.3%. The growth in sales due to capital investments made in recent periods was offset by exchange rate changes of approximately $2.7 million for the three months ended April 1, 2001 compared to the three months ended April 2, 2000. Sales for the three months ended April 1, 2001 in Latin America were down $0.6 million or 8.1% from the three months ended April 2, 2000. The decrease in the Latin American sales was primarily due to exchange rate changes of approximately $0.8 million, offset by a 4.3% increase in units sold.

Gross Profit. Gross profit for the three months ended April 1, 2001 decreased $0.3 million to $34.6 million from $34.9 million for the three months ended April 2, 2000. Gross profit for the three months ended April 1, 2001 remained the same in North America, decreased $0.2 million in Europe and decreased $0.1 million in Latin America when compared to the three months ended April 2, 2000. Gross profit for the three months ended April 1, 2001 includes plant start-up costs of $2.8 million, an increase of approximately $1.5 million as compared to the three months ended April 2, 2000. The majority of the startup costs in 2001 were in the plants producing the Company's new 16 oz. hot-fill PET bottles.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended April 1, 2001 increased $0.7 million to $14.1 million from $13.4 million for the three months ended

April 2, 2000. The increase in 2001 selling, general and administrative expenses is due primarily to the overall growth of the business, principally in North America. As a percent of sales, selling, general and administrative expenses decreased to 6.1% of sales for the three months ended April 1, 2001 from 6.5% for the three months ended April 2, 2000.

Special Charges and Unusual Items. Special charges and unusual items decreased $0.3 million to $0.1 million for the three months ended April 1, 2001 from $0.4 million for the three months ended April 2, 2000. Special charges and unusual items in the three months ended April 1, 2001 and in the three months ended April 2, 2000 related to compensation costs incurred in connection with the 1998 recapitalization.

Interest Expense, Net. Interest expense, net increased $1.6 million to $26.0 million, including $3.5 million of non-cash interest on the Company's Senior Discount Notes, for the three months ended April 1, 2001 from $24.4 million for the three months ended April 2, 2000. The increase was primarily related to increased debt levels in 2001 compared to 2000.

Other Expense. Other expense was $0.6 million for the three months ended April 1, 2001 as compared to $0.1 million for the three months ended April 2, 2000. The increase was due primarily to higher foreign exchange loss and an equity loss in the three months ended April 1, 2001 as compared to the three months ended April 2, 2000.

Net Loss. Primarily as a result of factors discussed above, net loss was $6.2 million for the three months ended April 1, 2001 compared to net loss of $3.3 million for the three months ended April 2, 2000.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $9.9 million and $4.2 million for the three months ended April 1, 2001 and April 2, 2000, respectively.


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


Derivatives

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. In connection with the adoption of the new Statement, the Company recorded $0.4 million in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $5.8 million for the three months ended April 1, 2001. Hedge ineffectiveness is recorded as a component of net income. There was no hedge ineffectiveness for the three months ended April 1, 2001. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS 133. Certain issues currently under consideration by the Derivatives Implementation Group ("DIG") may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the three months ended April 1, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges.


Liquidity and Capital Resources

         In the three months ended April 1, 2001, the Company funded, through its various borrowing arrangements and a $50.0 million capital contribution from the Company's owners, $37.1 million of operating activities and $27.8 million of investing activities, including $25.6 million of capital expenditures.

         The Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at April 1, 2001 is $108.3 million. The growth capital revolving credit facility was fully drawn at April 1, 2001. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

         The Company's 1998 recapitalization included the issuance of $225 million of Senior Subordinated Notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At April 1, 2001, the aggregate accreted value of the Senior Discount Notes was $140.2 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At April 1, 2001, the Company's outstanding indebtedness was $1,077.3 million.

         An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Senior Credit Agreement and Capital Call Agreement. As part of the Second Amendment to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone has agreed to make an additional equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above the specified levels at June 30, 2001 or thereafter is not an event of default under the Senior Credit Agreement. An additional equity contribution of $50 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000, for all future test periods. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans.

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, recapitalization expenses, special charges and unusual items and certain non-recurring charges ("Adjusted EBITDA") increased $2.1 million to $39.3 million for the three months ended April 1, 2001 from $37.2 million for the three months ended April 2, 2000. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar measures are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:

                                                            Three Months Ended
                                                    ------------------------------------
                                                      April 1, 2001      April 2, 2000
                                                    ----------------   -----------------
                                                               (in millions)

Net loss..........................................    $    (6.2)         $    (3.3)
Interest expense, net.............................         26.0               24.4
Income tax expense................................          ---                0.1
Depreciation and amortization.....................         18.4               15.2
Fees paid pursuant to the Blackstone monitoring
  agreement.......................................          0.3                0.3
Equity income in earnings of joint venture........          0.2                ---
Minority interest.................................          ---               (0.3)
Special charges and unusual items/certain
  non-recurring charges (1).......................          0.6                0.8
                                                    -----------        -----------
Adjusted EBITDA (2)...............................   $     39.3         $     37.2
                                                    ===========         ==========

(1) For the three months ended April 1, 2001 includes special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.1 million) and global restructuring costs ($0.5 million). For the three months ended April
         2, 2000 includes special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.4 million) and global restructuring costs ($0.4 million).
(2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Company's Senior Credit Agreement. These startup costs were $2.8 million and $1.3 million for the three months ended April 1, 2001 and April 2, 2000, respectively.


         Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the three months ended April 1, 2001 were $25.6 million. For the fiscal year 2001, the Company expects to incur approximately $110 million of capital expenditures. However, total capital expenditures for 2001 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

         o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
         o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
         o to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of April 1, 2001 for financial instruments that have experienced material changes in fair value since December 31, 2000.



                                                                                                            Fair Value
                             Expected Maturity Date of Interest Rate Swap Agreements at April 1, 2001        April 1,
                                                          (In thousands)                                       2001
                         -----------------------------------------------------------------------------------
                               2001      2002        2003         2004        2005   Thereafter   Total

Derivatives matched
  against liabilities:        150,000    200,000     100,000                   --         --    450,000      (5,429)
Pay fixed swaps
  Pay rate                      5.51%      5.81%       5.77%       --          --         --         --           --
  Receive rate                  5.26%      5.26%       5.26%       --          --         --         --           --


         On March 29, 2001 the Company entered into two new pay fixed swaps totaling $200 million with an effective date of September 10, 2001 and a two year term. Fair value of the new swaps at April 1, 2001 is not material. The effective date of the new swaps coincides with the expiration of an existing $150 million swap.

PART II           OTHER INFORMATION


Item 6.                Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       None

              (b)      Reports on Form 8-K

                       No reports on Form 8-K were required to be filed during the quarter ended April 1, 2001.

                                   SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:            May 15, 2001

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