Form 10-Q
period 2001-07-01
GRAHAM PACKAGING HOLDINGS CO
filed 2001-08-15
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)
      [  x  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 1, 2001

                                       OR

      [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________
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


                         PART I. FINANCIAL INFORMATION


                                                                   Page Number
                                                                   -----------
Item 1: Condensed Consolidated Financial Statements:

        CONDENSED CONSOLIDATED BALANCE SHEETS -
           At July 1, 2001 and December 31, 2000....................    3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
           For the Three Months and Six Months Ended
           July 1, 2001 and July 2, 2000...........................     4

        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           (DEFICIT) - For the Year Ended December 31, 2000 and
           Six Months Ended July 1, 2001...........................     5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
            Six Months Ended July 1, 2001 and July 2, 2000.........     6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......     7

Item 2: Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................     13

Item 3: Quantitative and Qualitative Disclosures
            About Market Risk.....................................      21

                          PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..........................      22

Signature:........................................................      23

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                          July 1,       December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                               (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents .......................   $     5,145    $     9,844
   Accounts receivable, net ........................       120,545        112,329
   Inventories .....................................        67,155         65,401
   Prepaid expenses and other current assets .......        11,790         12,572
                                                       -----------    -----------
Total current assets ...............................       204,635        200,146
Property, plant and equipment:
   Property, plant and equipment ...................     1,042,897      1,012,580
   Less accumulated depreciation ...................       461,411        440,787
                                                       -----------    -----------
Property, plant and equipment, net .................       581,486        571,793
Other assets .......................................        40,399         49,360
                                                       -----------    -----------
Total assets .......................................   $   826,520    $   821,299
                                                       ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses ...........   $   185,331    $   213,819
   Current portion of long-term debt ...............        27,522         27,359
                                                       -----------    -----------
Total current liabilities ..........................       212,853        241,178
Long-term debt .....................................     1,042,957      1,032,820
Other non-current liabilities ......................        10,951         11,618
Minority interest ..................................         2,052             62
Commitments and contingent liabilities (see Note 10)          --             --
Partners' capital (deficit):
   Partners' capital (deficit) .....................      (391,327)      (433,997)
   Notes receivable for ownership interests ........        (2,293)        (1,147)
   Accumulated other comprehensive income (loss) ...       (48,673)       (29,235)
                                                       -----------    -----------
Total partners' capital (deficit) ..................      (442,293)      (464,379)
                                                       -----------    -----------
Total liabilities and partners' capital (deficit) ..   $   826,520    $   821,299
                                                       ===========    ===========

              See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               Three Months Ended            Six Months Ended
                                                               ------------------            ----------------
                                                          July 1, 2001   July 2, 2000   July 1, 2001  July 2, 2000
                                                          ------------   ------------   ------------  ------------
                                                                               (in thousands)
Net sales ..............................................   $ 241,438      $ 203,790      $ 471,621     $ 408,778
Cost of goods sold .....................................     198,988        166,799        394,533       336,845
                                                           ---------      ---------      ---------     ---------
Gross profit ...........................................      42,450         36,991         77,088        71,933
Selling, general, and administrative expenses ..........      14,823         12,367         28,954        25,785
Impairment charges .....................................       3,696           --            3,696          --
Special charges and unusual items ......................        --              232            147           652
                                                           ---------      ---------      ---------     ---------
Operating income .......................................      23,931         24,392         44,291        45,496
Interest expense, net ..................................      25,199         25,066         51,206        49,501
Other (income) expense .................................        (115)           133            436           196
Minority interest ......................................          57           (340)            57          (618)
                                                           ---------      ---------      ---------     ---------
Loss before income taxes ...............................      (1,210)          (467)        (7,408)       (3,583)
Income tax (benefit) provision .........................         (36)           266            (22)          414
                                                           ---------      ---------      ---------     ---------
Net loss ...............................................    $ (1,174)     $    (733)     $  (7,386)    $  (3,997)
                                                           =========      =========      =========     =========

              See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                                                                  Notes      Accumulated
                                                                   Partners'  Receivable for    Other
                                                                    Capital     Ownership    Comprehensive
                                                                   (Deficit)    Interests    Income (Loss)   Total
                                                                   ---------    ---------    ------------ ----------
                                                                                     (in thousands)
Balance at January 1, 2000 ......................................  $(439,123)   $    --      $ (18,848)   $(457,971)
  Net loss for the year .........................................    (45,637)        --           --        (45,637)
  Cumulative translation adjustment .............................       --           --        (10,387)     (10,387)
                                                                                                          ---------
  Comprehensive income (loss) ...................................                                           (56,024)
  Capital contribution ..........................................     50,000       (1,147)        --         48,853
  Recapitalization ..............................................        763         --           --            763
                                                                   ---------    ---------    ---------    ---------
Balance at December 31, 2000 ....................................   (433,997)      (1,147)     (29,235)    (464,379)
  Net loss for the period .......................................     (7,386)        --           --         (7,386)
  Cumulative effect of change in accounting for derivatives .....       --           --            392          392
  Changes in fair value of derivatives ..........................       --           --         (6,420)      (6,420)
  Cumulative translation adjustment .............................       --           --        (13,410)     (13,410)
                                                                                                          ---------
  Comprehensive income (loss) ...................................                                           (26,824)
  Capital contribution ..........................................     50,000       (1,146)        --         48,854
  Recapitalization ..............................................         56         --           --             56
                                                                   ---------    ---------    ---------    ---------
Balance at July 1, 2001 .........................................  $(391,327)   $  (2,293)   $ (48,673)   $(442,293)
                                                                   =========    =========    =========    =========

             See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                    July 1,     July 2,
                                                                                     2001        2000
                                                                                  ----------   ---------
                                                                                    (in thousands)
Operating activities:
  Net loss ....................................................................   $ (7,386)   $ (3,997)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization .............................................     35,985      32,363
    Impairment charges ........................................................      3,696        --
    Amortization of debt issuance fees ........................................      2,331       2,264
    Accretion of Senior Discount Notes ........................................      7,265       6,616
    Minority interest .........................................................         57        (618)
    Equity in earnings of joint venture .......................................        246         (39)
    Foreign currency transaction loss .........................................        110         269
    Other non-cash recapitalization expense ...................................         56         423
    Changes in operating assets and liabilities:
      Accounts receivable .....................................................    (10,847)    (19,956)
      Inventories .............................................................     (1,887)    (13,177)
      Prepaid expenses and other current assets ...............................        846        (695)
      Other non-current assets and liabilities ................................       (413)        956
      Accounts payable and accrued expenses ...................................    (34,248)     11,993
                                                                                  --------    --------
Net cash (used in) provided by operating activities ...........................     (4,189)     16,402

Investing activities:
      Net purchases of property, plant and equipment ..........................    (47,980)    (84,092)
      Loan to affiliate .......................................................     (2,606)     (1,136)
      Acquisition of/investment in a business, net of cash acquired............        453        --
      Other ...................................................................        (44)        (52)
                                                                                  --------    --------
Net cash used in investing activities .........................................    (50,177)    (85,280)


Financing activities:
      Net proceeds from issuance of long-term debt ............................      1,334      72,194
      Debt issuance fees ......................................................       --        (1,050)
      Notes for ownership interests ...........................................     (1,146)       --
      Capital contributions ...................................................     50,000        --
                                                                                  --------    --------
Net cash provided by financing activities .....................................     50,188      71,144
Effect of exchange rate changes ...............................................       (521)       (513)
                                                                                  --------    --------
(Decrease) increase in cash and cash equivalents ..............................     (4,699)      1,753
Cash and cash equivalents at beginning of period ..............................      9,844       5,983
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $  5,145    $  7,736
                                                                                  ========    ========

              See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three and six months ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

     The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $6.4 million for the six months ended July 1, 2001. Hedge ineffectiveness, if any, is recorded as a component of net income. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS 133. Certain issues currently under consideration by the Financial Accounting Standards Board may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income.

     The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the six months ended July 1, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of July 1, 2001.


2.  Debt Arrangements

         Long-term debt consisted of the following:

                                                 July 1,     December 31,
                                                  2001          2000
                                               ---------     ---------
                                                    (in thousands)
         Term loans........................   $  536,925   $  546,900
         Revolving loans ..................      140,500      125,500
         Revolving credit facilities ......        4,563        5,805
         Senior Subordinated Notes ........      225,000      225,000
         Senior Discount Notes ............      143,944      136,680
         Other.............................       19,547       20,294
                                               ----------   ----------
                                               1,070,479    1,060,179
         Less amounts classified as current       27,522       27,359
                                               ---------    ---------
                                              $1,042,957   $1,032,820
                                              ==========   ==========

                      GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the 1998 recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused availability of the revolving loan facilities at July 1, 2001 was $113.3 million. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On July 1, 2001 the Company was in compliance with all covenants.

     Interest paid during the six months ended July 1, 2001 and July 2, 2000, net of amounts capitalized, totaled $37.0 million and $39.7 million, respectively.


3.  Inventories

         Inventories consisted of the following:

                                               July 1,           December 31,
                                                 2001                2000
                                           ---------------      ---------------
                                                      (in thousands)
         Finished goods.................    $     47,881         $     43,085
         Raw materials and parts........          19,274               22,316
                                           -------------        -------------

                                            $     67,155         $     65,401
                                            ============         ============


4.  Impairment Charges

     Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $3.7 million, which includes $3.1 million of goodwill associated with these assets.

                      GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses included the following:

                                                  July 1,        December 31,
                                                   2001             2000
                                             --------------    --------------
                                                        (in thousands)
Accounts payable............................  $   111,780      $   146,659
Accrued employee compensation and benefits..       20,454           22,800
Accrued interest............................       19,896           14,962
Other.......................................       33,201           29,398
                                              ------------      -----------
                                              $    185,331      $   213,819
                                              ============      ===========

     For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. For the six months ended July 1, 2001 the Company incurred additional costs of $0.1 million. The amount of the reorganization costs paid and the amount of the remaining accrual as of July 1, 2001 were $3.3 million and $1.3 million, respectively. The remaining accrual as of July 1, 2001 is included within accrued employee compensation and benefits, above.


6.  Income Taxes

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


          Current assets...............................       $     3,743
          Property, plant and equipment................             8,210
          Goodwill.....................................               954
                                                              -----------

          Total........................................            12,907
          Less liabilities assumed.....................            11,474
                                                              -----------
          Net cost of acquisition......................       $     1,433
                                                              ===========

                      GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro Forma Information

     The following table sets forth unaudited pro forma results of operations assuming that the acquisition had taken place on January 1, 2000.


                 Three Months Ended                  Six Months Ended
           --------------------------------   --------------------------------
            July 1, 2001    July 2, 2000       July 1, 2001    July 2, 2000
           --------------------------------   --------------- ----------------
                                      (in thousands)
Net sales   $ 241,438        $ 206,009          $ 474,335       $ 413,156
Net loss       (1,174)            (729)            (7,382)         (3,990)

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


8.  Special Charges and Unusual Items

     The special charges and unusual items recorded in the three and six months ended July 1, 2001 and July 2, 2000 related to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the 1998 recapitalization. These expenses have been fully recognized over the three years from the date of the 1998 recapitalization.


9.  Rent Expense

     The Company was a party to various leases involving real property and equipment during the six months ended July 1, 2001. Total rent expense for operating leases amounted to $5.3 million and $10.7 million for the three and six months ended July 1, 2001, respectively.


10.  Contingencies

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


11.  Condensed Operating Company Data

     Condensed financial data for the Operating Company as of July 1, 2001 and December 31, 2000 was as follows:

                                   July 1,     December 31,
                                    2001          2000
                                 ----------    ----------
                                        (in thousands)

Current assets ............      $ 211,629    $ 207,139
Noncurrent assets .........        617,604      616,659
Total assets ..............        829,233      823,798
Current liabilities .......        212,853      241,178
Noncurrent liabilities ....        912,016      907,820
Partners' capital (deficit)       (295,636)    (325,200)

                      GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Condensed financial data for the Operating Company for the three and six months ended July 1, 2001 and July 2, 2000 was as follows:

                 Three Months Ended                 Six Months Ended
           --------------------------------  --------------------------------
            July 1, 2001    July 2, 2000      July 1, 2001     July 2, 2000
           --------------------------------  ---------------- ---------------
                                       (in thousands)
Net sales ..   $241,438         $203,790           $471,621        $408,778
Gross profit     42,450           36,991             77,088          71,933
Net income..      2,657            2,685                 93           2,801


     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.


12.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and six months ended July 1, 2001 and July 2, 2000 was as follows:


                                                   Three Months Ended                 Six Months Ended
                                             --------------------------------  --------------------------------
                                              July 1, 2001    July 2, 2000      July 1, 2001     July 2, 2000
                                             --------------------------------  ---------------- ---------------
                                                                       (in thousands)
Net loss.....................................   $ (1,174)       $   (733)         $ (7,386)        $ (3,997)
Cumulative effect of change in accounting
for derivatives..............................       --              --                 392             --
Changes in fair value of derivatives.........       (599)           --              (6,420)            --
Foreign currency.............................     (3,462)         (2,211)          (13,410)          (6,408)
                                                 --------        --------          --------         --------
Comprehensive income (loss)..................   $ (5,235)       $ (2,944)         $(26,824)       $ (10,405)
                                                ========         ========          ========         ========

13.  Segment Information

     The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three and six months ended July 1, 2001 and July 2, 2000 was as follows (in thousands):


                                                                           North                         Latin
                                                                          America        Europe         America         Total
                                                                         ---------      --------       ---------       ------
Net sales              Three Months Ended July 1, 2001                 $  196,499       $ 38,739       $ 6,200      $  241,438
                       Three Months Ended July 2, 2000                    160,554         36,493         6,743         203,790


                       Six Months Ended July 1, 2001                      381,552         77,033        13,036         471,621
                       Six Months Ended July 2, 2000                      321,604         73,055        14,119         408,778


Net income (loss)      Three Months Ended July 1, 2001                      5,944         (3,291)       (3,827)         (1,174)
                       Three Months Ended July 2, 2000                      1,038         (1,506)         (265)           (733)


                       Six Months Ended July 1, 2001                        1,982         (5,467)       (3,901)         (7,386)
                       Six Months Ended July 2, 2000                         (329)        (3,268)         (400)         (3,997)

                      GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  New Accounting Pronouncements

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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


Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets with 61 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

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

     The Company's North American one-quart motor oil container product line is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the domestic one-quart motor oil industry has continued to decline at an average annual rate of 1% to 2% for the past several years. Management believes this decline will continue for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America.

     Consistent with its strategy to expand in selected international areas, the Company currently operates 26 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Mexico, Poland, Spain, Turkey and the United Kingdom. During the latter portion of 2000, the Company experienced a decline in its operations in the United Kingdom. This reduction in business was the result of the loss of a key customer in that location. Also in 2000, the Company experienced a downturn in financial performance in certain plants in France and in 2001, in Argentina. Although Management is addressing these issues, some of these performance declines are considered to be other than temporary. Given the recent troubled economy in Latin America, Management closely monitors its operations and investment there.

     For the six months ended July 1, 2001, 82% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms ranging from three to twelve years; the remainder of which were generated by customers with whom the Company has been doing business for over 16 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the following three and six month periods:

                                               Three Months Ended                  Six Months Ended
                                         --------------------------------   --------------------------------
                                          July 1, 2001     July 2, 2000      July 1, 2001    July 2, 2000
                                         ---------------- ---------------   --------------- ----------------

PET..................................       $  0.70          $ 0.62                $  0.67         $  0.59
HDPE.................................          0.47            0.47                   0.47            0.45


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

Results of Operations

     The following tables set forth the operating segments and product categories for the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:


                                                Three Months Ended                         Six Months Ended
                                     ----------------------------------------- ------------------------------------------
                                        July 1, 2001         July 2, 2000         July 1, 2001          July 2, 2000

                                     -------------------- -------------------- -------------------- ---------------------

North America....................    $   196.5     81.4%  $   160.6     78.8%  $   381.6     80.9%  $   321.6     78.7%
Europe...........................         38.7     16.0        36.5     17.9        77.0     16.3        73.1     17.9
Latin America....................          6.2      2.6         6.7      3.3        13.0      2.8        14.1      3.4
                                      --------    -----    --------    -----    --------    -----    --------    -----
Total Net Sales..................    $   241.4    100.0%  $   203.8    100.0%  $   471.6    100.0%  $   408.8    100.0%
                                     =========    =====   =========    =====   =========    =====   =========    =====



                                                Three Months Ended                         Six Months Ended
                                     ----------------------------------------- ------------------------------------------
                                        July 1, 2001         July 2, 2000         July 1, 2001          July 2, 2000

                                     -------------------- -------------------- -------------------- ---------------------

Food & Beverage..................    $   135.8     56.2%  $  97.7       47.9%  $   260.9     55.3%  $   196.7     48.1%
Household and Personal Care......         52.3     21.7      51.1       25.1       105.8     22.5       103.6     25.3
Automotive.......................         53.3     22.1      55.0       27.0       104.9     22.2       108.5     26.6
                                       -------    ------  -------      -----     -------    -----    --------    -----
Total Net Sales..................    $   241.4    100.0%  $ 203.8      100.0%  $   471.6    100.0%  $   408.8    100.0%
                                     =========    =====   =========    =====   =========    =====   =========    =====



Three Months Ended July 1, 2001 Compared to Three Months Ended July 2, 2000

Net Sales. Net sales for the three months ended July 1, 2001 increased $37.6 million or 18.4% to $241.4 million from $203.8 million for the three months ended July 2, 2000. The increase in sales was primarily due to a 26.8% increase in units sold, principally due to additional food and beverage business where units increased by 52.2%, and an increase in resin prices. On a geographic basis, sales for the three months ended July 1, 2001 in North America were up $35.9 million or 22.4% from the three months ended July 2, 2000. The North American sales increase included higher units sold of 26.9%. North American sales in the food and beverage business and the household and personal care business contributed $34.6 million and $1.9 million, respectively, to the increase, while sales in the automotive business were $0.6 million lower. Units sold in North America increased by 64.0% in food and beverage, but decreased by 0.4% in household and personal care and 1.8% in automotive. Sales for the three months ended July 1, 2001 in Europe were up $2.2 million or 6.0% from the three months ended July 2, 2000. The European sales increase included higher units sold of 28.6%. The growth in sales due to capital investments made in recent periods was offset by exchange rate changes of approximately $2.4 million for the three months ended July 1, 2001 compared to the three months ended July 2, 2000. Sales for the three months ended July 1, 2001 in Latin America were down $0.5 million or 7.5% from the three months ended July 2, 2000. The decrease in the Latin American sales was primarily due to exchange rate changes of approximately $1.4 million, offset by a 2.0% increase in units sold.

Gross Profit. Gross profit for the three months ended July 1, 2001 increased $5.5 million to $42.5 million from $37.0 million for the three months ended July 2, 2000. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year. Gross profit for the three months ended July 1, 2001 increased $5.0 million in North America, $0.4 million in Europe and $0.1 million in Latin America when compared to the three months ended July 2, 2000.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended July 1, 2001 increased $2.4 million to $14.8 million from $12.4 million for the three months ended July 2, 2000. The increase in 2001 selling, general and administrative expenses is due primarily to global reorganization charges and overall growth of the business. As a percent of sales, selling, general and administrative expenses remained at 6.1% of sales for each of the three months ended July 1, 2001 and the three months ended July 2, 2000.

Impairment Charges. Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $3.7 million for the three months ended July 1, 2001, which includes $3.1 million of goodwill associated with these assets.

Special Charges and Unusual Items. No special charges and unusual items were incurred during the three months ended July 1, 2001. Special charges and unusual items of $0.2 million in the three months ended July 2, 2000 related to compensation costs incurred in connection with the 1998 recapitalization.

Interest Expense, Net. Interest expense, net increased $0.1 million to $25.2 million, including $3.7 million of non-cash interest on the Company's Senior Discount Notes, for the three months ended July 1, 2001 from $25.1 million, including $3.4 million of non-cash interest on the Company's Senior Discount Notes, for the three months ended July 2, 2000.

Other (Income) Expense. Other (income) expense was $(0.1) million for the three months ended July 1, 2001 as compared to $0.1 million for the three months ended July 2, 2000. The higher income was due primarily to higher foreign exchange gains in the three months ended July 1, 2001 as compared to the three months ended July 2, 2000.

Net Loss. Primarily as a result of factors discussed above, net loss was $1.2 million for the three months ended July 1, 2001 compared to net loss of $0.7 million for the three months ended July 2, 2000.


Six Months Ended July 1, 2001 Compared to Six Months Ended July 2, 2000

Net Sales. Net sales for the six months ended July 1, 2001 increased $62.8 million or 15.4% to $471.6 million from $408.8 million for the six months ended July 2, 2000. The increase in sales was primarily due to a 24.1% increase in units sold, principally due to additional food and beverage business where units increased by 47.7%, and an increase in resin prices. On a geographic basis, sales for the six months ended July 1, 2001 in North America were up $60.0 million or 18.7% from the six months ended July 2, 2000. The North American sales increase included higher units sold of 23.4%. North American sales in the food and beverage business and the household and personal care business contributed $57.7 million and $4.3 million, respectively, to the increase, while sales in the automotive business were $2.0 million lower. Units sold in North America increased by 56.9% in food and beverage and 1.5% in household and personal care, but decreased by 4.0% in automotive. Sales for the six months ended July 1, 2001 in Europe were up $3.9 million or 5.3% from the six months ended July 2, 2000. The European sales increase included higher units sold of 27.0%. The growth in sales due to capital investments made in recent periods was offset by exchange rate changes of approximately $5.2 million for the six months ended July 1, 2001 compared to the six months ended July 2, 2000. Sales for the six months ended July 1, 2001 in Latin America were down $1.1 million or 7.8% from the six months ended July 2, 2000. The decrease in the Latin American sales was primarily due to exchange rate changes of approximately $2.2 million, offset by a 3.1% increase in units sold.

Gross Profit. Gross profit for the six months ended July 1, 2001 increased $5.2 million to $77.1 million from $71.9 million for the six months ended July 2, 2000. The increase in gross profit resulted primarily from the higher sales volume as compared to the prior year. Gross profit for the six months ended July 1, 2001 increased by $5.0 million in North America, $0.2 million in Europe and remained the same in Latin America when compared to the six months ended July 2, 2000.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended July 1, 2001 increased $3.2 million to $29.0 million from $25.8 million for the six months ended July 2, 2000. The increase in 2001 selling, general and administrative expenses is due primarily to global reorganization charges and overall growth of the business. As a percent of sales, selling, general and administrative expenses decreased to 6.1% of sales for the six months ended July 1, 2001 from 6.3% for the six months ended July 2, 2000.

Impairment Charges. Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $3.7 million for the six months ended July 1, 2001, which includes $3.1 million of goodwill associated with these assets.

Special Charges and Unusual Items. Special charges and unusual items decreased $0.6 million to $0.1 million for the six months ended July 1, 2001 from $0.7 million for the six months ended July 2, 2000. Special charges and unusual items in the six months ended July 1, 2001 and in the six months ended July 2, 2000 related to compensation costs incurred in connection with the 1998 recapitalization.

Interest Expense, Net. Interest expense, net increased $1.7 million to $51.2 million, including $7.3 million of non-cash interest on the Company's Senior Discount Notes, for the six months ended July 1, 2001 from $49.5 million, including $6.6 million of non-cash interest on the Company's Senior Discount Notes, for the six months ended July 2, 2000. The increase was primarily related to increased debt levels in 2001 compared to 2000.

Other (Income) Expense. Other (income) expense was $0.4 million for the six months ended July 1, 2001 as compared to $0.2 million for the six months ended July 2, 2000. The higher expense was due primarily to a higher equity loss in the six months ended July 1, 2001 as compared to the six months ended July 2, 2000.

Net Loss. Primarily as a result of factors discussed above, net loss was $7.4 million for the six months ended July 1, 2001 compared to net loss of $4.0 million for the six months ended July 2, 2000.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased other comprehensive income (loss) by $3.5 million and $2.2 million for the three months ended July 1, 2001 and July 2, 2000, respectively, and decreased other comprehensive income (loss) by $13.4 million and $6.4 million for the six months ended July 1, 2001 and July 2, 2000, respectively.


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

     The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit

Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $6.4 million for the six months ended July 1, 2001. Hedge ineffectiveness, if any, is recorded as a component of net income. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS 133. Certain issues currently under consideration by the Financial Accounting Standards Board may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income.

     The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the six months ended July 1, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of July 1, 2001.


Liquidity and Capital Resources

     In the six months ended July 1, 2001, the Company funded, through its various borrowing arrangements and a $50.0 million capital contribution from the Company's owners, $4.2 million of operating activities and $50.2 million of investing activities, including $48.0 million of capital expenditures.

     The Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at July 1, 2001 is $113.3 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

     The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

     The Company's 1998 recapitalization included the issuance of $225 million of Senior Subordinated Notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At July 1, 2001, the aggregate accreted value of the Senior Discount Notes was $143.9 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At July 1, 2001, the Company's outstanding indebtedness was $1,070.5 million.

     An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Senior Credit Agreement and Capital Call Agreement. As part of the Second Amendment to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone agreed to make an additional equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above the specified levels at June 30, 2001 or thereafter is not an event of default under the Senior Credit Agreement. An additional equity contribution of $50 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000, for all future test periods. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans.

     Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, recapitalization expenses, special charges and unusual items and certain non-recurring charges ("Adjusted EBITDA") increased $4.4 million or 10.3% to $47.1 million for the three months ended July 1, 2001 from $42.7 million for the three months ended July 2, 2000. Adjusted EBITDA increased $6.5 million or 8.1% to $86.4 million for the six months ended July 1, 2001 from $79.9 million for the six months ended July 2, 2000. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar measures are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:


                                                                         Three Months Ended                Six Months Ended

                                                                   -------------------------------- --------------------------------
                                                                    July 1, 2001    July 2, 2000     July 1, 2001    July 2, 2000
                                                                   --------------- ---------------- --------------- ----------------
                                                                                            (in millions)

Net loss.........................................................   $     (1.2)    $      (0.7)     $      (7.4)    $      (4.0)
Interest expense, net............................................         25.2            25.1             51.2            49.5
Income tax expense...............................................          0.0             0.3              0.0             0.4
Depreciation and amortization....................................         17.6            17.1             36.0            32.4
Impairment charges...............................................          3.7             0.0              3.7             0.0
Fees paid pursuant to the Blackstone monitoring agreement........          0.2             0.2              0.5             0.5
Equity income in earnings of joint venture.......................          0.0             0.0              0.2             0.0
Minority interest................................................          0.1            (0.3)             0.1            (0.6)
Special charges and unusual items/certain non-recurring
  charges (1)(2).................................................          1.5             1.0              2.1             1.7
                                                                     ---------      ----------       ----------      ----------
Adjusted EBITDA .................................................   $     47.1     $      42.7      $      86.4     $      79.9
                                                                     =========      ==========       ==========      ==========


(1) For the three and six months ended July 1, 2001 includes special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.0 million and $0.1 million, respectively), global reorganization costs ($1.4 million and $1.8 million, respectively) and other costs ($0.1 million and $0.2 million, respectively). For the three and six months ended July 2, 2000 includes special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.2 million and $0.7 million, respectively) and global reorganization costs ($0.8 million and $1.0 million, respectively).
(2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Company's Senior Credit Agreement. These startup costs were $0.1 million and $1.5 million for the three months ended July 1, 2001 and July 2, 2000, respectively, and $2.9 million and $2.8 million for the six months ended July 1, 2001 and July 2, 2000, respectively.

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the six months ended July 1, 2001 were $48.0 million. For the fiscal year 2001, the Company expects to incur approximately $110 million of capital expenditures. However, total capital expenditures for 2001 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement.

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

New Accounting Pronouncements

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of July 1, 2001 for financial instruments that have experienced material changes in fair value since December 31, 2000.


                              Expected Maturity Date of Interest Rate Swap Agreements at July 1, 2001
                                                          (In thousands)
                         ---------------------------------------------------------------------------------   Fair Value
                                2001      2002        2003         2004         2005   Thereafter   Total   July 1, 2001

Derivatives matched
  against liabilities:        150,000    200,000     300,000        --           --       --        650,000    (6,028)
Pay fixed swaps
  Pay rate                      5.51%      5.81%       5.25%        --           --       --             --        --
  Receive rate                  3.82%      4.04%       4.86%        --           --       --             --        --


     On March 29, 2001 the Company entered into two new pay fixed swaps totaling $200 million with an effective date of September 10, 2001 and a two-year term. The effective date of the new swaps coincides with the expiration of an existing $150 million swap, thereby increasing total pay fixed swaps in effect to $500 million.

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          None

(b)       Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended July 1, 2001.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:          August 14, 2001


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