Form 10-Q
period 2001-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2001-11-14
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                      OR

         [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to
_______________________

                     Commission file number: 333-53603-03

                       GRAHAM PACKAGING HOLDINGS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-2553000
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                           2401 Pleasant Valley Road
                              York, Pennsylvania
                   ----------------------------------------
                   (Address of principal executive offices)

                                     17402
                                  ----------
                                  (zip code)

                                (717) 849-8500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

         CONDENSED CONSOLIDATED BALANCE SHEETS -
            At September 30, 2001 and December 31, 2000.................. 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
            Three Months and Nine Months ended September 30, 2001 and
            October 1, 2000.............................................. 4

         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            (DEFICIT) - For the Year Ended December 31, 2000 and Nine
            Months ended September 30, 2001.............................. 5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
             Nine Months ended September 30, 2001 and October 1, 2000.... 6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............ 7

Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 21

                          PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K................................ 22

Signature:............................................................... 23

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                  September 30,          December 31,
                                                                                       2001                  2000
                                                                                  -------------          ------------
                                                                                             (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents...................................................    $     4,407           $     9,844
   Accounts receivable, net....................................................        119,012               112,329
   Inventories.................................................................         65,386                65,401
   Prepaid expenses and other current assets...................................         16,500                12,572
                                                                                   -----------           -----------

Total current assets...........................................................        205,305               200,146
Property, plant and equipment:
   Property, plant and equipment...............................................      1,063,443             1,012,580
   Less accumulated depreciation...............................................        481,239               440,787
                                                                                   -----------           -----------
Property, plant and equipment, net.............................................        582,204               571,793
Other assets...................................................................         39,241                49,360
                                                                                   -----------           -----------
Total assets...................................................................    $   826,750           $   821,299
                                                                                   ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses.......................................    $   168,558           $   213,819
   Current portion of long-term debt...........................................         28,253                27,359
                                                                                   -----------           -----------
Total current liabilities......................................................        196,811               241,178
Long-term debt.................................................................      1,056,478             1,032,820
Other non-current liabilities..................................................         17,469                11,618
Minority interest..............................................................          2,248                    62
Commitments and contingent liabilities (see Note 10)...........................            ---                   ---
Partners' capital (deficit):
   Partners' capital (deficit).................................................       (391,589)             (433,997)
   Notes receivable for ownership interests....................................         (2,293)               (1,147)
   Accumulated other comprehensive income (loss)...............................        (52,374)              (29,235)
                                                                                   -----------           -----------
Total partners' capital (deficit)..............................................       (446,256)             (464,379)
                                                                                   -----------           -----------
Total liabilities and partners' capital (deficit)..............................    $   826,750           $   821,299
                                                                                   ===========           ===========

              See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three Months Ended                   Nine Months Ended
                                                             ---------------------------------    --------------------------------
                                                              September 30,      October 1,        September 30,      October 1,
                                                                   2001             2000                2001             2000
                                                             ---------------  ----------------    ----------------  --------------
                                                                                         (in thousands)
Net sales....................................................  $  226,384       $  209,222          $  697,525        $  617,771
Cost of goods sold...........................................     186,436          175,427             580,968           512,042
                                                               ----------       ----------          ----------        ----------
Gross profit.................................................      39,948           33,795             116,557           105,729
Selling, general, and administrative expenses................      14,032           14,898              42,507            40,683
Impairment charges ..........................................       1,391              ---               5,088               ---
Special charges and unusual items............................         ---              232                 147               885
                                                               ----------       ----------          ----------        ----------
Operating income.............................................      24,525           18,665              68,815            64,161
Interest expense, net........................................      24,363           26,475              75,569            75,977
Other expense (income) ......................................           8              (18)                443               178
Minority interest............................................         210               (3)                267              (621)
                                                               ----------       ----------          ----------        ----------
Loss before income taxes.....................................         (56)          (7,789)             (7,464)          (11,373)
Income tax provision.........................................         206              329                 184               742
                                                               ----------       ----------          ----------        ----------
Net loss.....................................................  $     (262)      $   (8,118)         $   (7,648)       $  (12,115)
                                                               ==========       ==========          ==========        ==========

             See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                                                                         Notes        Accumulated
                                                                       Partners'     Receivable for      Other
                                                                        Capital        Ownership     Comprehensive
                                                                       (Deficit)       Interests     Income (Loss)       Total
                                                                     ------------    ------------    -------------    ----------
                                                                                           (in thousands)
Balance at January 1, 2000........................................    $ (439,123)     $      ---      $  (18,848)     $ (457,971)
  Net loss for the year...........................................       (45,637)            ---             ---         (45,637)
  Cumulative translation adjustment...............................           ---             ---         (10,387)        (10,387)
                                                                                                                      ----------
  Comprehensive income (loss).....................................                                                       (56,024)
  Capital contribution............................................        50,000          (1,147)            ---          48,853
  Recapitalization................................................           763             ---             ---             763
                                                                      ----------      ----------      ----------      ----------
Balance at December 31, 2000......................................      (433,997)         (1,147)        (29,235)       (464,379)
  Net loss for the period.........................................        (7,648)            ---             ---          (7,648)
  Cumulative effect of change in accounting for derivatives.......           ---             ---             392             392
  Changes in fair value of derivatives............................           ---             ---         (14,697)        (14,697)
  Cumulative translation adjustment...............................           ---             ---          (8,834)         (8,834)
                                                                                                                      ----------
  Comprehensive income (loss).....................................                                                       (30,787)
  Capital contribution............................................        50,000          (1,146)            ---          48,854
  Recapitalization................................................            56             ---             ---              56
                                                                      ----------      ----------      ----------      ----------
Balance at September 30, 2001.....................................    $ (391,589)     $   (2,293)     $  (52,374)     $ (446,256)
                                                                      ==========      ==========      ==========      ==========

             See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                          ------------------------------------
                                                                                           September 30,        October 1,
                                                                                               2001                2000
                                                                                          ----------------    ----------------
                                                                                                    (in thousands)
Operating activities:
  Net loss................................................................................  $    (7,648)        $   (12,115)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization.........................................................       52,914              47,836
    Impairment charges....................................................................        5,088                 ---
    Amortization of debt issuance fees....................................................        3,475               3,476
    Accretion of Senior Discount Notes....................................................       11,120              10,053
    Minority interest.....................................................................          267                (621)
    Equity in earnings of joint venture...................................................          246                 (37)
    Foreign currency transaction loss.....................................................          210                 273
    Other non-cash recapitalization expense...............................................           56                 594
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................       (7,349)            (25,264)
      Inventories.........................................................................          207             (14,501)
      Prepaid expenses and other current assets...........................................       (3,648)              1,425
      Other non-current assets and liabilities............................................         (559)              1,719
      Accounts payable and accrued expenses...............................................      (55,115)             17,401
                                                                                            -----------         -----------
Net cash (used in) provided by operating activities.......................................         (736)             30,239

Investing activities:
      Net purchases of property, plant and equipment......................................      (62,544)           (124,627)
      Loan to affiliate...................................................................       (2,606)             (1,169)
      Acquisitions of/investments in businesses, net of cash acquired.....................          453                (109)
      Other...............................................................................         (191)                (13)
                                                                                            -----------         -----------
Net cash used in investing activities.....................................................      (64,888)           (125,918)
Financing activities:
      Net proceeds from issuance of long-term debt........................................       11,636              45,795
      Notes for ownership interests.......................................................       (1,146)             (1,147)
      Capital contributions...............................................................       49,984              50,053
      Debt issuance fees and other........................................................          106              (1,051)
                                                                                            -----------         -----------
Net cash provided by financing activities.................................................       60,580              93,650
Effect of exchange rate changes...........................................................         (393)               (753)
                                                                                            -----------         -----------
Decrease in cash and cash equivalents.....................................................       (5,437)             (2,782)
Cash and cash equivalents at beginning of period..........................................        9,844               5,983
                                                                                            -----------         -----------
Cash and cash equivalents at end of period................................................  $     4,407         $     3,201
                                                                                            ===========         ===========

             See accompanying notes to the financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

         All entities and assets owned by Holdings are referred to collectively as the "Company".

Derivatives

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. In connection with the adoption of the new Statement, the Company recorded $0.4 million in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $14.7 million for the nine months ended September 30, 2001. As a result of monthly and quarterly swap settlements, approximately one-half of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Hedge ineffectiveness, if any, is recorded as a component of net income. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS No. 133. Certain issues currently under consideration by the Financial Accounting Standards Board may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income as they occur rather than as a component of OCI.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the nine months ended September 30, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of September 30, 2001.

Reclassifications

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.  Debt Arrangements

         Long-term debt consisted of the following:

                                              September 30,      December 31,
                                                  2001               2000
                                              --------------    -------------
                                                       (in thousands)
Term loans..................................  $  531,938        $  546,900
Revolving loans.............................     155,000           125,500
Revolving credit facilities.................       6,132             5,805
Senior Subordinated Notes...................     225,000           225,000
Senior Discount Notes.......................     147,800           136,680
Other.......................................      18,861            20,294
                                              ----------        ----------
                                               1,084,731         1,060,179
Less amounts classified as current..........      28,253            27,359
                                              ----------        ----------
                                              $1,056,478        $1,032,820
                                              ==========        ==========

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the 1998 recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The unused availability of the revolving loan facilities at September 30, 2001 was $98.8 million. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On September 30, 2001 the Company was in compliance with all covenants.

         Interest paid during the nine months ended September 30, 2001 and October 1, 2000, net of amounts capitalized, totaled $68.2 million and $66.8 million, respectively.

3.  Inventories

         Inventories consisted of the following:

                                       September 30,         December 31,
                                            2001                2000
                                       --------------       --------------
                                                 (in thousands)
Finished goods........................  $   46,903          $   43,085
Raw materials and parts...............      18,483              22,316
                                        ----------          ----------
                                        $   65,386          $   65,401
                                        ==========          ==========


4.  Impairment Charges

         Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, and the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $3.7 million related to the Argentine operations, which includes $3.1 million of goodwill associated with these assets, and $1.4 million related to the Sovico, Italy plant. These impairment charges totaled $1.4 million and $5.1 million for the three and nine months ended September 30, 2001, respectively.

5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                              September 30,      December 31,
                                                   2001              2000
                                              -------------     --------------
                                                        (in thousands)
Accounts payable..............................$   97,639          $  146,659
Accrued employee compensation and benefits....    22,155              22,800
Accrued interest..............................     8,262              14,962
Other.........................................    40,502              29,398
                                              ----------          ----------
                                              $  168,558          $  213,819
                                              ==========          ==========

         For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. For the nine months ended September 30, 2001 the Company incurred additional costs of $0.1 million. The amount of the reorganization costs paid and the amount of the remaining accrual as of September 30, 2001 were $3.5 million and $1.1 million, respectively. The remaining accrual as of September 30, 2001 is included within accrued employee compensation and benefits, above.


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


Current assets............................... $  3,743
Property, plant and equipment................    8,210
Goodwill.....................................      954
                                              --------

Total........................................   12,907
Less liabilities assumed.....................   11,474
                                              --------

Net cost of acquisition...................... $  1,433
                                              ========

Pro Forma Information

         The following table sets forth unaudited pro forma results of operations assuming that the acquisition had taken place on January 1, 2000.

                                    Three Months Ended                   Nine Months Ended
                             ----------------------------------  ----------------------------------
                              September 30,      October 1,       September 30,      October 1,
                                   2001             2000               2001             2000
                             ----------------  ----------------  ----------------  ----------------
                                                        (in thousands)
Net sales....................  $  226,384       $  211,681         $  700,239       $  624,607
Net loss.....................        (262)          (8,113)            (7,644)         (12,103)

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


8.  Special Charges and Unusual Items

         The special charges and unusual items relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the 1998 recapitalization. These expenses have been fully recognized over the three years from the date of the 1998 recapitalization.


9.  Rent Expense

         The Company was a party to various leases involving real property and equipment during 2001 and 2000. Total rent expense for operating leases amounted to $5.6 million and $16.3 million for the three and nine months ended September 30, 2001, respectively, and $4.9 million and $14.4 million for the three and nine months ended October 1, 2000, respectively.

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


11.  Condensed Operating Company Data

         Condensed financial data for the Operating Company as of September 30, 2001 and December 31, 2000 was as follows:

                                                             September 30,          December 31,
                                                                  2001                  2000
                                                            -----------------     -----------------
                                                                        (in thousands)
Current assets..........................................     $   212,299            $    207,139
Noncurrent assets.......................................         617,271                 616,659
Total assets............................................         829,570                 823,798
Current liabilities.....................................         196,811                 241,178
Noncurrent liabilities..................................         928,396                 907,820
Partners'capital (deficit)..............................        (295,637)               (325,200)

          Condensed financial data for the Operating Company for the three and nine months ended September 30, 2001 and October 1, 2000 was as follows:

                                                      Three Months Ended                   Nine Months Ended
                                               ----------------------------------  ----------------------------------
                                                September 30,      October 1,       September 30,      October 1,
                                                     2001             2000               2001             2000
                                               ----------------- ----------------  ----------------- ----------------
                                                                          (in thousands)
Net sales......................................  $  226,384        $  209,222        $  697,525        $  617,771
Gross profit...................................      39,948            33,795           116,557           105,729
Net income (loss)..............................       3,700            (4,557)            3,792            (1,756)


          Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.


12.  Comprehensive Income (Loss)

          Comprehensive income (loss) for the three and nine months ended September 30, 2001 and October 1, 2000 was as follows:

                                                                    Three Months Ended                  Nine Months Ended
                                                            ----------------------------------- ----------------------------------
                                                             September 30,      October 1,       September 30,      October 1,
                                                                  2001             2000               2001             2000
                                                            ---------------  ------------------ ----------------  ----------------
                                                                                       (in thousands)
Net loss.................................................      $    (262)       $   (8,118)       $  (7,648)        $ (12,115)
Cumulative effect of change in accounting for
derivatives..............................................            ---               ---              392               ---
Changes in fair value of derivatives.....................         (8,277)              ---          (14,697)              ---
Foreign currency.........................................          4,576            (9,451)          (8,834)          (15,859)
                                                               ---------        ----------        ---------         ---------
Comprehensive income (loss)..............................      $  (3,963)       $  (17,569)       $ (30,787)        $ (27,974)
                                                               =========        ==========        =========         =========

13.  Segment Information

          The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three and nine months ended September 30, 2001 and October 1, 2000 was as follows (in thousands):

                                                                   North                         Latin
                                                                  America         Europe        America        Total
                                                                  -------         ------        -------        -----
Net sales            Three Months Ended September 30, 2001      $  183,947       $ 35,952       $ 6,485      $  226,384
                     Three Months Ended October 1, 2000            168,724         33,107         7,391         209,222

                     Nine Months Ended September 30, 2001          565,019        112,985        19,521         697,525
                     Nine Months Ended October 1, 2000             489,968        106,294        21,509         617,771

Net income (loss)    Three Months Ended September 30, 2001           2,948         (2,903)         (307)           (262)
                     Three Months Ended October 1, 2000             (2,085)        (5,457)         (576)         (8,118)

                     Nine Months Ended September 30, 2001            4,931         (8,371)       (4,208)         (7,648)
                     Nine Months Ended October 1, 2000              (2,415)        (8,724)         (976)        (12,115)


14.  New Accounting Pronouncements

          On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 for any acquisition initiated on or after July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

          On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002 and it has not determined the impact, if any, this statement will have on its consolidated financial position or results of operations.


15.  Subsequent Event

          On November 8, 2001, the Company announced the closing of its facility in Burlington, Ontario, Canada. Manufacturing operations are expected to cease during the first quarter of 2002. The Company expects to incur a one time non-recurring charge over the next six months of approximately $3.7 million. Not included in these costs is an expected gain on the eventual sale of the land and building.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to and growing consumer demand for plastic packaging. This has included a significant growth in demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, the Company has invested over $260 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2000, the Company's sales of hot-fill PET containers had grown to $246.6 million from $68.2 million in 1996. The Company has also experienced significant growth in containers for drinkable yogurts as these single-serve products increase in popularity globally, particularly due to the market leadership of one of Graham's key customers.

         The Company's household and personal care net sales have grown in recent years, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increased share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company has upgraded its proprietary machinery in the United States to new larger blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

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

         Consistent with its strategy to expand in selected international areas, the Company currently operates 25 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany,
Hungary, Italy, Mexico, Poland, Spain, Turkey and the United Kingdom. During the latter portion of 2000, the Company experienced a decline in its operations in the United Kingdom. This reduction in business was the result of the loss of a key customer in that location. Also in 2000, the Company experienced a downturn in financial performance in certain plants in France and in 2001, in Argentina. Also in 2001, the Company experienced a loss or reduction of business at its Sovico, Italy plant. Although Management is addressing these issues, some of these performance declines are considered to be other than temporary. Given the recent troubled economy in Latin America, Management closely monitors its operations and investment there.

         For the nine months ended September 30, 2001, 82% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms ranging from three to twelve years; the remainder of which were generated by customers with whom the Company has been doing business for over 17 years on average. Prices under these arrangements are typically related to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the following three and nine month periods:

                                               Three Months Ended                   Nine Months Ended
                                       -----------------------------------  -----------------------------------
                                         September 30,      October 1,        September 30,      October 1,
                                             2001              2000               2001              2000
                                       ------------------ ----------------  -----------------  ----------------

PET....................................    $  0.68            $  0.67          $  0.67           $  0.61
HDPE...................................       0.40               0.46             0.45              0.45


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


Results of Operations

         The following tables set forth the operating segments and product categories for the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:


                                                Three Months Ended                         Nine Months Ended
                                     ----------------------------------------- ------------------------------------------
                                        September 30,         October 1,          September 30,          October 1,
                                            2001                 2000                 2001                  2000
                                     -------------------- -------------------- -------------------- ---------------------
North America........................ $  183.9     81.2%   $  168.7     80.7%    $  565.0    81.0%   $  490.0    79.3%
Europe...............................     36.0     15.9        33.1     15.8        113.0    16.2       106.3    17.2
Latin America........................      6.5      2.9         7.4      3.5         19.5     2.8        21.5     3.5
                                      --------    -----    --------    -----     --------   -----    --------   -----
Total Net Sales...................... $  226.4    100.0%   $  209.2    100.0%    $  697.5   100.0%   $  617.8   100.0%
                                      ========    =====    ========    =====     ========   =====    ========   =====

                                                Three Months Ended                         Nine Months Ended
                                     ----------------------------------------- ------------------------------------------
                                        September 30,         October 1,          September 30,          October 1,
                                            2001                 2000                 2001                  2000
                                     -------------------- -------------------- -------------------- ---------------------
Food & Beverage                      $  124.1     54.8%   $  103.8     49.6%    $  384.6     55.1%   $  300.5     48.7%
Household and Personal Care.........     51.5     22.8        53.2     25.4        157.2     22.6       156.6     25.3
Automotive..........................     50.8     22.4        52.2     25.0        155.7     22.3       160.7     26.0
                                     --------    -----    --------    -----     --------    -----    --------    -----
Total Net Sales                      $  226.4    100.0%   $  209.2    100.0%    $  697.5    100.0%   $  617.8    100.0%
                                     ========    =====    ========    =====     ========    =====    ========    =====

Three Months Ended September 30, 2001 Compared to Three Months Ended October 1, 2000

Net Sales. Net sales for the three months ended September 30, 2001 increased $17.2 million or 8.2% to $226.4 million from $209.2 million for the three months ended October 1, 2000. The increase in sales was primarily due to an 18.8% increase in units sold, principally due to additional food and beverage business where units increased by 36.2%. On a geographic basis, sales for the three months ended September 30, 2001 in North America were up $15.2 million or 9.0% from the three months ended October 1, 2000. The North American sales increase included higher units sold of 13.8%. North American sales in the food and beverage business contributed $18.1 million to the increase, while sales in the automotive business remained approximately the same and sales in the household and personal care business were $2.9 million lower. Units sold in North America increased 33.2% in the food and beverage business and 0.4% in the automotive business, but decreased 7.4% in the household and personal care business. Sales for the three months ended September 30, 2001 in Europe were up $2.9 million or 8.8% from the three months ended October 1, 2000. The European sales increase included higher units sold of 30.4%. The growth in sales due to capital investments made in recent periods was offset by exchange rate changes of approximately $0.6 million for the three months ended September 30, 2001 compared to the three months ended October 1, 2000. Sales for the three months ended September 30, 2001 in Latin America were down $0.9 million or 12.2% from the three months ended October 1, 2000. The decrease in the Latin American sales was primarily due to exchange rate changes of approximately $2.0 million, offset by a 0.1% increase in units sold.

Gross Profit. Gross profit for the three months ended September 30, 2001 increased $6.1 million to $39.9 million from $33.8 million for the three months ended October 1, 2000. The increase in gross profit resulted primarily from the higher sales volume in North America and Europe and improved operating performance in Europe as compared to the prior year. Gross profit for the three months ended September 30, 2001 increased $2.4 million in North America and $4.0 million in Europe, while decreasing $0.3 million in Latin America when compared to the three months ended October 1, 2000.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $0.9 million to $14.0 million from $14.9 million for the three months ended

October 1, 2000. The decrease in 2001 selling, general and administrative expenses is due primarily to non-recurring charges incurred for the three months ended October 1, 2000, including costs related to a postponed initial public offering and global reorganization charges, offset by overall growth of the business. As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, increased to 6.1% of sales for the three months ended September 30, 2001 from 5.2% for the three months ended October 1, 2000.

Impairment Charges. Due to the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $1.4 million for the three months ended September 30, 2001.

Special Charges and Unusual Items. No special charges and unusual items were incurred during the three months ended September 30, 2001. Special charges and unusual items of $0.2 million in the three months ended October 1, 2000 related to compensation costs incurred in connection with the 1998 recapitalization.

Interest Expense, Net. Interest expense, net decreased $2.1 million to $24.4 million, including $3.9 million of non-cash interest on the Company's Senior Discount Notes, for the three months ended September 30, 2001 from $26.5 million, including $3.4 million of non-cash interest on the Company's Senior Discount Notes, for the three months ended October 1, 2000. The decrease was primarily related to lower interest rates for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000.

Net Loss. Primarily as a result of factors discussed above, net loss was $0.3 million for the three months ended September 30, 2001 compared to net loss of $8.1 million for the three months ended October 1, 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended
October 1, 2000

Net Sales. Net sales for the nine months ended September 30, 2001 increased $79.7 million or 12.9% to $697.5 million from $617.8 million for the nine months ended October 1, 2000. The increase in sales was primarily due to a 22.4% increase in units sold, principally due to additional food and beverage business where units increased by 43.9%, and an increase in resin prices. On a geographic basis, sales for the nine months ended September 30, 2001 in North America were up $75.0 million or 15.3% from the nine months ended October 1, 2000. The North American sales increase included higher units sold of 20.1%. North American sales in the food and beverage business and the household and personal care business contributed $75.6 million and $1.4 million, respectively, to the increase, while sales in the automotive business were $2.0 million lower. Units sold in North America increased 48.5% in the food and beverage business, but decreased 1.6% and 2.6% in the household and personal care and the automotive businesses, respectively. Sales for the nine months ended September 30, 2001 in Europe were up $6.7 million or 6.3% from the nine months ended October 1, 2000. The European sales increase included higher units sold of 28.1%. The growth in sales due to capital investments made in recent periods was offset by exchange rate changes of approximately $5.7 million for the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000. Sales for the nine months ended September 30, 2001 in Latin America were down $2.0 million or 9.3% from the nine months ended October 1, 2000. The decrease in the Latin American sales was primarily due to exchange rate changes of approximately $4.2 million, offset by a 2.1% increase in units sold.

Gross Profit. Gross profit for the nine months ended September 30, 2001 increased $10.9 million to $116.6 million from $105.7 million for the nine months ended October 1, 2000. The increase in gross profit resulted primarily from the higher sales volume in North America and Europe and improved operating performance in Europe as compared to the prior year. Gross profit for the nine months ended September 30, 2001 increased $7.0 million in North America and $4.2 million in Europe, while decreasing $0.3 million in Latin America when compared to the nine months ended October 1, 2000.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $1.8 million to $42.5 million from $40.7 million for the nine months ended October 1, 2000. The increase in 2001 selling, general and administrative expenses is due primarily to overall growth of the business, offset by non-recurring charges incurred for the nine months ended October 1, 2000, including costs related to a postponed initial public offering and global reorganization charges. As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, remained at 5.9% of sales for each of the nine months ended September 30, 2001 and the nine months ended October 1, 2000.

Impairment Charges. Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, and the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $3.7 million related to the Argentine operations, which includes $3.1 million of goodwill associated with these assets, and $1.4 million related to the Sovico, Italy plant for the nine months ended September 30, 2001.

Special Charges and Unusual Items. Special charges and unusual items decreased $0.8 million to $0.1 million for the nine months ended September 30, 2001 from $0.9 million for the nine months ended October 1, 2000. Special charges and unusual items in the nine months ended September 30, 2001 and in the nine months ended October 1, 2000 related to compensation costs incurred in connection with the 1998 recapitalization.

Interest Expense, Net. Interest expense, net decreased $0.4 million to $75.6 million, including $11.1 million of non-cash interest on the Company's Senior Discount Notes, for the nine months ended September 30, 2001 from $76.0 million, including $10.1 million of non-cash interest on the Company's Senior Discount Notes, for the nine months ended October 1, 2000. The decrease was primarily related to lower interest rates for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000.

Other Expense (Income). Other expense (income) was $0.4 million for the nine months ended September 30, 2001 as compared to $0.2 million for the nine months ended October 1, 2000. The higher expense was due primarily to a higher equity loss in the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000.

Net Loss. Primarily as a result of factors discussed above, net loss was $7.6 million for the nine months ended September 30, 2001 compared to net loss of $12.1 million for the nine months ended October 1, 2000.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased other comprehensive loss by $4.6 million for the three months ended September 30, 2001, increased other comprehensive loss by $9.5 million for the three months ended October 1, 2000 and increased other comprehensive loss by $8.8 million and $15.9 million for the nine months ended September 30, 2001 and October 1, 2000, respectively.


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

Derivatives

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. In connection with the adoption of the new Statement, the Company recorded $0.4 million in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow-type hedges prior to adopting SFAS No. 133.

         The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in the fair value of the interest rate swaps is recorded within OCI, $14.7 million for the nine months ended September 30, 2001. As a result of monthly and quarterly swap settlements, approximately one-half of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Hedge ineffectiveness, if any, is recorded as a component of net income. These interest rate swap agreements expire at various points through 2003. Treatment of these interest rate swaps as cash flow hedges is based on Management's best interpretation of SFAS No. 133. Certain issues currently under consideration by the Financial Accounting Standards Board may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income as they occur rather than as a component of OCI.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the nine months ended September 30, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of September 30, 2001.


Liquidity and Capital Resources

         In the nine months ended September 30, 2001, the Company funded, through its various borrowing arrangements and a $50.0 million capital contribution from the Company's owners, $0.7 million of operating activities and $64.9 million of investing activities, including $62.5 million of capital expenditures.

         The Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at September 30, 2001 is $98.8 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

         The Company's 1998 recapitalization included the issuance of $225 million of Senior Subordinated Notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At September 30, 2001, the aggregate accreted value of the Senior Discount Notes was $147.8 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At September 30, 2001, the Company's outstanding indebtedness was $1,084.7 million.

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

         As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Banking
Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company in privately negotiated or open market transactions, by tender offer or otherwise.

         Earnings before minority interest, extraordinary items, interest, income taxes, depreciation and amortization expense, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, recapitalization expenses, special charges and unusual items and certain non-recurring charges ("Adjusted EBITDA") increased $5.1 million or 13.2% to $43.8 million for the three months ended September 30, 2001 from $38.7 million for the three months ended October 1, 2000. Adjusted EBITDA increased $11.7 million or 9.9% to $130.2 million for the nine months ended September 30, 2001 from $118.5 million for the nine months ended October 1, 2000. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is included in this Form 10-Q to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar measures are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:

                                                                   Three Months Ended                Nine Months Ended
                                                             --------------------------------  ------------------------------
                                                              September 30,      October 1,     September 30,    October 1,
                                                                   2001             2000            2001            2000
                                                             ---------------  ---------------  --------------  -------------
                                                                                        (in millions)
Net loss....................................................      $  (0.3)         $  (8.1)       $   (7.6)      $  (12.1)
Interest expense, net.......................................         24.4             26.5            75.6           76.0
Income tax expense..........................................          0.2              0.3             0.2            0.7
Depreciation and amortization...............................         17.0             15.5            52.9           47.8
Impairment charges..........................................          1.4              ---             5.1            ---
Fees paid pursuant to the Blackstone monitoring agreement...          0.2              0.2             0.7            0.7
Equity income in earnings of joint venture..................          ---              ---             0.2            ---
Minority interest...........................................          0.2              ---             0.3           (0.6)
Special charges and unusual items/certain non-recurring
charges (1)(2)..............................................          0.7              4.3             2.8            6.0
                                                                  -------          -------        --------       --------
Adjusted EBITDA ............................................      $  43.8           $ 38.7        $  130.2       $  118.5
                                                                  =======           ======        ========       ========

(1) The three and nine months ended September 30, 2001 include special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.0 million and $0.1 million, respectively), global reorganization costs ($0.7 million and $2.5 million, respectively) and other costs ($0.0 million and $0.2 million, respectively). The three and nine months ended October 1, 2000 include special charges and unusual items related to compensation costs incurred in connection with the 1998 recapitalization ($0.2 million and $0.9 million, respectively), global reorganization costs ($2.6 million and $3.6 million, respectively), costs related to a postponed initial public offering ($1.2 million and $1.2 million, respectively) and other costs ($0.3 million and $0.3 million, respectively).

(2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Company's Senior Credit Agreement. These startup costs were $0.8 million and $2.0 million for the three months ended September 30, 2001 and October 1, 2000, respectively, and $3.7 million and $4.8 million for the nine months ended September 30, 2001 and October 1, 2000, respectively.

         Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the nine months ended September 30, 2001 were $62.5 million. For each of the fiscal years 2001 and 2002, the Company expects to incur approximately $100 million of capital expenditures. However, total capital expenditures will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement.

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


New Accounting Pronouncements

         On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 for any acquisition initiated on or after July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

         On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002 and it has not determined the impact, if any, this statement will have on its consolidated financial position or results of operations.

Subsequent Event

          On November 8, 2001, the Company announced the closing of its facility in Burlington, Ontario, Canada. Manufacturing operations are expected to cease during the first quarter of 2002. The Company expects to incur a one time non-recurring charge over the next six months of approximately $3.7 million. Not included in these costs is an expected gain on the eventual sale of the land and building.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of September 30, 2001 for financial instruments that have experienced material changes in fair value since December 31, 2000.


                           Expected Maturity Date of Interest Rate Swap Agreements at
                                           September 30, 2001
                                            (In thousands)                                                    Fair Value
                           -----------------------------------------------------------------------------     September 30,
                               2001      2002         2003        2004        2005   Thereafter   Total          2001
                               ----      ----         ----        ----        ----   ----------   -----          ----
Derivatives matched
  against liabilities:
Pay fixed swaps                 --     $200,000     $300,000        --          --         --    $500,000     $(14,305)
  Pay rate                      --        5.81%       5.25%         --          --         --          --           --
  Receive rate                  --        2.37%       3.21%         --          --         --          --           --

PART II  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              None

     (b)      Reports on Form 8-K

              No reports on Form 8-K were required to be filed during the quarter ended September 30, 2001.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2001


                        GRAHAM PACKAGING HOLDINGS COMPANY
                        (Registrant)

                        By: BCP/Graham Holdings L.L.C.,
                              its General Partner


                        By: /s/ John E. Hamilton
                            ------------------------------------------
                            John E. Hamilton
                            Vice President, Finance and Administration
                            (chief accounting officer and duly authorized
                             officer)