Form 10-K
period 2001-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2002-03-28
CIK 1061507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

                     Commission File Number: 333-53603-03

                       GRAHAM PACKAGING HOLDINGS COMPANY
            (Exact name of registrant as specified in its charter)


        Pennsylvania                                  23-2553000
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2002 was $-0-. As of February 28, 2002, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
---------------

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                                     INDEX

                                                                         Page
                                                                        Number
PART I

  Item 1.  Business..........................................................3

  Item 2.  Properties.......................................................18

  Item 3.  Legal Proceedings................................................20

  Item 4.  Submission of Matters to a Vote of Security Holders..............21

PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................21

  Item 6.  Selected Financial Data..........................................22

  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................24

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......33

  Item 8.  Financial Statements and Supplementary Data......................35

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................61

PART III

  Item 10. Advisory Committee Members, Directors and Executive
            Officers of the Registrant......................................61

  Item 11. Executive Compensation...........................................62

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management......................................................67

  Item 13. Certain Relationships and Related Transactions...................68

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K........................................................73

                                    PART I


Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Senior Credit Agreement (as defined below), the Offerings (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. Since July 1, 1999 the Company's operations have included the operations of Graham Packaging Argentina S.A. as a result of the acquisition of selected companies in Argentina. Since July 6, 1999 the Company's operations have included the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. Since March 30, 2001 the Company's operations have included the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a total interest of 51%, in a joint venture. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, competition in the Company's markets, including the impact of possible new technologies, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, a decline in the domestic motor oil container business, risks associated with the Company's international operations, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions, and the possibility that the Company may not be able to achieve success in developing and expanding its business, including the Company's hot-fill PET plastic container business. See "--Certain Risks of the Business." All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets with 59 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer product companies in each category that the Company expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on site manufacturing facilities.

         Since the beginning of 1998, the Company has grown its net sales at a compounded annual growth rate of over 14% as a result of its aggressive capital investment and focus on the high growth food and beverage market, which is growing rapidly due to the accelerating conversion trend from glass, paper and metal containers to plastic packaging. With leading positions in each of its core businesses, the Company believes it is well positioned to continue to benefit from the plastic conversion trend that is still emerging on a global basis and offers the Company opportunities for attractive margins and returns on investment.

         The Company has an extensive blue-chip customer base that includes many of the world's largest branded consumer products companies. Over one-third of its manufacturing plants are located on site at its customers' manufacturing facilities, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company's sales are made pursuant to long-term customer contracts, which include resin pass-through provisions that mitigate the effect of resin price movements on the Company's profitability. The Company's containers are made from various plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2001, the Company's top 20 customers comprised over 81% of its net sales and have been its customers for an average of 16 years.

         The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on site facilities, has enabled the Company to consistently generate strong growth, margins and returns on invested capital.

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

          Over the last three fiscal years, the Company's food and beverage container sales have grown at a compound annual growth rate of over 30%, benefiting primarily from the rapid market conversion to plastic containers. As a result of technological innovations, PET containers can be used in "hot-fill" food and beverage applications where the container must withstand filling temperatures of over 180 degrees Fahrenheit in an efficient and cost-effective manner. The Company has been a leader in the conversion of multi-serve juices that has occurred during the last few years, and it helped to initiate the conversion of containers for single-serve juice drinks, frozen juice concentrate and wide-mouth PET containers for sauces, jellies and jams. The highly customized hot-fill PET containers allow for the shipment and display of food and beverage products in a non-refrigerated state, in addition to possessing the structural integrity to withstand extreme filling conditions. The Company's oxygen barrier PET container coating and multi-layer barrier technologies also extend the shelf life and protect the quality and flavor of its customers' products.

          With over $260 million of capital invested in the hot-fill PET food and beverage container business since the beginning of 1997, the Company has been a major participant in this rapidly growing area. Given the strength of its existing customer base, recent capital investments and technological and design capabilities, the Company believes it is well positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic. In addition, management believes that significant conversion opportunities exist in hot-fill product lines that have just begun to convert to plastic, and from international conversion opportunities.

          The Company's largest customers in the food and beverage business include, in alphabetical order, Clement-Pappas & Company, Inc. ("Clement-Pappas"), Group Danone ("Danone"), Hershey Foods Corporation ("Hersheys"), Hi-Country Foods Corporation ("Hi-Country"), The Minute Maid Company ("Minute Maid"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), PepsiCo, Inc. ("PepsiCo"), The Quaker Oats Company ("Quaker Oats"), Sunsweet Growers, Inc. ("Sunsweet"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 1999, 2000 and 2001 the Company generated approximately 45.6%, 49.4% and 55.4%, respectively, of its net sales from the food and beverage container business.

          Household and Personal Care. In the household and personal care container business, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care, hard-surface cleaners, hair care and body wash. The Company continues to benefit as products such as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increasing share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company also expects growth in demand for household and personal care plastic containers internationally to be a contributor to its business. The Company's largest customers in this sector include, in alphabetical order, Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), Henkel KGaA ("Henkel"), The Procter and Gamble Company ("Procter & Gamble") and Unilever NV ("Unilever"). For the years ended December 31, 1999, 2000 and 2001 the Company generated approximately 25.6%, 25.0% and 22.6%, respectively, of its net sales from the household and personal care container business.

          Automotive. Management believes, based on internal estimates, that the Company is the number one supplier of one-quart/one liter HDPE motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries, with an approximate 73% market share in the United States, based on 2001 unit sales. The Company has been producing motor oil containers since the conversion to plastic began 24 years ago and has expanded its market share and maintained margins by partnering with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company's joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

          The Company has expanded operations into portions of Latin America to take advantage of the growth resulting from the ongoing conversion from composite cans to plastic containers for motor oil as well as the increasing number of motor vehicles per person in that region. Management anticipates similar growth opportunities for the Company in other economically developing markets where the use of motorized vehicles is rapidly growing. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluids.

          The Company is a supplier of such containers to many of the top domestic producers of motor oil, including, in alphabetical order, Ashland, Inc. ("Ashland", producer of Valvoline motor oil), Castrol Consumer N.A. ("Castrol", an affiliated company of BP plc), Chevron Texaco Corporation ("ChevronTexaco"), Pennzoil-Quaker State Company ("Pennzoil-Quaker State", the result of the merger between Pennzoil Products Company, "Pennzoil", and The Quaker State Corporation, "Quaker State") and Shell Oil Products US ("Shell"). For the years ended December 31, 1999, 2000, and 2001 the Company generated approximately 28.8%, 25.6% and 22.0%, respectively, of its net sales from the automotive container business.

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

          PET and HDPE resins constitute the primary raw materials used to make the Company's products. These materials are available from a number of suppliers, and the Company is not dependent upon any single supplier. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance that this will be true in the future. The Company's gross profit has historically been substantially unaffected by fluctuations in resin prices because industry practice permits substantially all changes in resin prices to be passed through to customers through appropriate changes in product pricing. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.

          Through its wholly owned subsidiary, Graham Recycling Company, L.P., the Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world, and more than 63% of its North American HDPE units produced contain recycled HDPE bottles. The recycling plant is located near the Company's headquarters in York, Pennsylvania.


Customers

          Substantially all of the Company's sales are made to major branded consumer products companies located in the United States and abroad. The Company's customers demand a high degree of packaging design and engineering to accommodate complex container shapes, performance and material requirements and quick and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of up to ten years. A majority of the Company's top 20 customers are under long-term contracts. The Company's contracts typically contain provisions allowing for price adjustments based on the market price of resins and colorants and the cost of energy and labor, among other factors.

          In many cases, the Company is the sole supplier of its customers' custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2001 the Company's largest customer, PepsiCo, accounted for 17.4% of the Company's total net sales. For the year ended December 31, 2001 the Company's twenty largest customers, who accounted for over 81% of net sales, were, in alphabetical order:

                                                                  Company
Customer (1)                    Business                     Customer Since (1)
------------                    --------                     ------------------
Ashland (2)                     Automotive                      Early 1970's
Castrol                         Automotive                      Late 1960's
ChevronTexaco                   Automotive                      Early 1970's
Clement-Pappas                  Food and Beverage               Mid 1990's
Colgate-Palmolive               Household and Personal Care     Mid 1980's
Danone                          Food and Beverage               Late 1970's
Dial                            Household and Personal Care     Early 1990's
Hershey's                       Food and Beverage               Mid 1980's
Hi-Country                      Food and Beverage               Late 1990's
Minute Maid                     Food and Beverage               Late 1990's
Ocean Spray                     Food and Beverage               Early 1990's
Pennzoil-Quaker State           Automotive                      Early 1970's
PepsiCo (3)                     Food and Beverage               Early 2000's
  Quaker Oats                   Food and Beverage               Late 1990's
  Tropicana                     Food and Beverage               Mid 1980's
Petrobras Distribuidora S.A.    Automotive                      Early 1990's
Procter & Gamble                Household and Personal Care     Early 1980's
Shell                           Automotive                      Early 1970's
Sunsweet                        Food and Beverage               Late 1990's
Tree Top                        Food and Beverage               Early 1990's
Unilever                        Household and Personal Care,    Early 1970's
                                Food and Beverage
Welch's                         Food and Beverage               Early 1990's

(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)      Ashland is the producer of Valvoline motor oil.
(3)      PepsiCo includes Quaker Oats and Tropicana


International Operations

          The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 25 plants located in countries outside of the United States, including Argentina (2), Belgium (1), Brazil (4), Canada (3), France (4), Germany (2), Hungary (1), Italy (2), Mexico (1), Poland (2), Spain
(1), Turkey (1) and the United Kingdom (1).

          Argentina, Brazil and Mexico. In Brazil, the Company operates three on site plants for motor oil packaging, including one for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also operates an off site plant in Brazil for its motor oil and agricultural and chemical container businesses. On April 30, 1997, the Company acquired 80% of certain assets and assumed 80% of certain liabilities of Rheem-Graham Embalagens Ltda. in Brazil, which is now known as Graham Packaging do Brasil Industria e Comercio S.A. ("Graham Packaging do Brazil"). In February 1998, the Company acquired the residual 20% ownership interest in Graham Packaging do Brasil. In Argentina, the Company purchased 100% of the capital stock of Dodisa, S.A., Amerpack, S.A., Lido Plast, S.A. and Lido Plast San Luis, S.A. In April 2000, Dodisa, S.A., Amerpack, S.A., and Lido Plast, S.A. were dissolved without liquidation and merged into Graham Packaging Argentina, S.A. In June 2000, in order to maximize efficiency, the Company shifted some of the volume produced for Brazilian customers from its Argentine operations to the Company's Brazilian facilities and closed one of the facilities in Argentina. In December 1999, the Company entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America.

          Europe. The Company has on site plants in Belgium, Germany, Hungary, Poland and Spain and ten off site plants in France, Germany, Italy, Poland, Turkey and the United Kingdom, for the production of plastic containers for liquid food, household and personal care, automotive and agricultural chemical products. Through Masko

Graham Spolka Z.O.O., a 51% owned joint venture in Poland, HDPE containers are manufactured for household and personal care and liquid food products. In late 2001 the Company committed to a plan to sell or close certain locations in Italy, France, Germany and the United Kingdom. In early 2002 the Company announced a second quarter closing of its operation located in Wrexham, Wales, United Kingdom and the sale of its Italian operations.

          Canada. The Company has two off site facilities and one on site facility in Canada to service Canadian and northern U.S. customers. All are near Toronto, Ontario. The Canadian facilities produce products for all three of the Company's target end-use markets. In early 2001 the Company closed its operations at a facility near Montreal, Quebec and in early 2002 announced the closing of its operations at an off site facility in Burlington, Ontario.

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) for a discussion of impairment charges.


Competition

          The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company's primary competitors include Owens-Illinois, Inc., Ball Corporation, Crown Cork & Seal Company, Inc., Consolidated Container Company LLC, Plastipak, Inc., Silgan Holdings Inc., Schmalbach-Lubeca Plastic Containers USA Inc., Pechiney Plastics Packaging, Logoplaste S.A. and Alpla Werke Alwin Lehner GmbH. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company's long-term success is dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise. Other important competitive factors include rapid delivery of products, production quality and price.


Marketing and Distribution

          The Company's sales are made through its own direct sales force; agents or brokers are not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located in Houston, Texas; Levittown, Pennsylvania; Maryland Heights, Missouri; Mississauga, Ontario; Rancho Cucamonga, California; Paris, France; Buenos Aires, Argentina; Sao Paulo, Brazil; Milan, Italy; and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet customers' just-in-time delivery requirements, except in the case of on site operations. In many cases, the Company's on site operations are integrated with its customers' manufacturing operations so that deliveries are made as needed, by direct conveyance to the customers' filling lines.


Superior Product Design and Development Capabilities

          The Company's ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers' products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company's strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that management believes sets it apart from its competition. Some of the Company's design and conversion successes over the past few years include:

          o hot-fill PET 16 ounce containers with oxygen barrier coating for conversion from glass bottles of Tropicana Season's Best brand, Pepsi's Dole brand and Welch's brand juices;


          o hot-fill PET wide-mouth jars for Ragu pasta sauce, Seneca applesauce and Welch's jellies and jams;

          o HDPE frozen juice container for Welch's in the largely unconverted metal and paper-composite can markets; and

          o the debut of single and multi-serve, brand-distinctive, custom plastic beverages packages, such as: Gatorade 10 ounce, Danimals 100 milliliter and 93 milliliter yogurt drinks, Snapple 20 ounce and Tropicana Twister 1.75 liter containers.

          The Company's innovative designs have been recognized, through various awards, by a number of customers and industry organizations. Management believes the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to an agreement (the "Equipment Sales Agreement"), Graham Engineering provides engineering, consulting and other services and sells to the Company certain proprietary blow molding wheels. Over the past several years the Company has received and has filed for numerous patents. See "--The Recapitalization";"--Intellectual Property"; and "Certain Relationships and Related Transactions--Certain Business Relationships--Equipment Sales Agreement" (Item 13).


Manufacturing

          A critical component of the Company's strategy is to locate manufacturing plants on site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on site manufacturing arrangements, with over one-third of its 59 facilities on site at customer and vendor facilities. Within the 59 plants, the Company operates over 400 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week.

          In the blow molding process used for HDPE applications, resin pellets are blended with colorants or other necessary additives and fed into the extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds mounted radially on a wheel capture the parison as it leaves the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. In the 1970s, the Company introduced the Graham Wheel. The Graham Wheel is a single parison, electro-mechanical rotary blow molding technology designed for its speed, reliability and ability to use virgin resins, high barrier resins and recycled resins simultaneously without difficulty. The Company has achieved very low production costs, particularly in plants housing Graham Wheels. While certain of the Company's competitors also use wheel technology in their production lines, the Company has developed a number of proprietary improvements which Management believes permit the Company's wheels to operate at higher speeds and with greater efficiency in the manufacture of containers with one or more special features, such as multiple layers and in-mold labeling.

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

          The Company has highly modernized equipment in its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for custom PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage container business. In the past, the Company has achieved substantial cost savings in its manufacturing process by productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic volume requirements for each product's specifications.

          Total capital expenditures, excluding acquisitions, for 1999, 2000 and 2001 were approximately $171.0 million, $163.4 million and $74.3 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

          For the fiscal year 2002, the Company expects to incur approximately $120 million of capital expenditures. However, total capital expenditures for 2002 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement, as hereinafter defined.


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

          On February 2, 1998, as part of the Recapitalization, the Operating Company and GPC Capital Corp. I ("CapCo I" and, together with the Operating Company, the "Company Issuers") consummated an offering (the "Senior Subordinated Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of their Senior Subordinated Notes Due 2008, consisting of $150.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series A (the "Fixed Rate Senior Subordinated Old Notes"), and $75.0 million aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series A ("FIRSTS"SM) (the "Floating Rate Senior Subordinated Old Notes" and, together with the Fixed Rate Senior Subordinated Old Notes, the "Senior Subordinated Old Notes"). ("FIRSTS" is a service mark of DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated)).

          On February 2, 1998, as part of the Recapitalization, Holdings and GPC Capital Corp. II ("CapCo II" and, together with Holdings, the "Holdings Issuers", which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering (the "Senior Discount Offering" and, together with the Senior Subordinated Offering, the "Offerings") pursuant to Rule 144A under the Securities Act of $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes" and, together with the Senior Subordinated Old Notes, the "Old Notes").

          In connection with the Recapitalization, the Issuers entered into registration rights agreements with the initial purchasers of the Old Notes, pursuant to which the Issuers agreed to exchange the respective issues of Old Notes for notes having the same terms but registered under the Securities Act and not containing the restrictions on transfer that are applicable to the Old Notes ("Registration Rights Agreements").

          Pursuant to the related Registration Rights Agreement, on September 8, 1998, the Company Issuers consummated exchange offers (the "Senior Subordinated Exchange Offers"), pursuant to which the Company Issuers issued $150.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B (the "Fixed Rate Senior Subordinated Exchange Notes"), and $75.0 million aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series B (the "Floating Rate Senior Subordinated Exchange Notes" and, together with the Fixed Rate Senior Subordinated Exchange Notes, the "Senior Subordinated Exchange Notes"), which were registered under the Securities Act, in exchange for equal principal amounts of Fixed

Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. The Senior Subordinated Old Notes and the Senior Subordinated Exchange Notes are herein collectively referred to as the "Senior Subordinated Notes." Pursuant to the applicable Registration Rights Agreement, on September 8, 1998, the Holdings Issuers consummated an exchange offer (the "Senior Discount Exchange Offer"), pursuant to which the Holdings Issuers issued $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes" and, together with the Senior Discount Old Notes, the "Senior Discount Notes"), which were registered under the Securities Act, in exchange for an equal principal amount at maturity of Senior Discount Old Notes.

          The Senior Subordinated Notes were issued under an Indenture dated as of February 2, 1998 (the "Senior Subordinated Indenture") between the Company Issuers, Holdings, as guarantor, and United States Trust Company of New York, as Trustee. The Senior Discount Notes (together with the Senior Subordinated Notes, the "Notes") were issued under an Indenture dated as of February 2, 1998 (the "Senior Discount Indenture" and together with the Senior Subordinated Indenture, the "Indentures") between the Holdings Issuers and The Bank of New York, as Trustee. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

          The other principal components and consequences of the Recapitalization included the following:

          o     A change in the name of Holdings to Graham Packaging
                Holdings Company;

          o The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";

          o The contribution by certain Graham Entities to the Operating Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries (the "Graham Contribution");

          o The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with a new senior credit agreement (the "Senior Credit Agreement") entered into by and among the Operating Company, Holdings and a syndicate of lenders (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" (Item 7));

          o The repayment by the Operating Company of substantially all of the then existing indebtedness and accrued interest of Holdings and its subsidiaries (approximately $264.9 million);

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

          o The repayment by the Graham Entities of $21.2 million owed to Holdings under certain promissory notes;

          o The recognition of additional compensation expense under an equity appreciation plan;

          o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level Management;

          o The execution of various other agreements among the parties; and

          o The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

          Upon the consummation of the Recapitalization, Investor LP owned an 81% limited partnership interest in Holdings, Investor GP owned a 4% general partnership interest in Holdings and the Continuing Graham Entities retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Upon the consummation of the Recapitalization, Holdings owned a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owned a 1% general partnership interest in the Operating Company. Following the consummation of the Recapitalization, certain members of Management owned an aggregate of approximately 3% of the outstanding common stock of Investor

          LP, which constitutes approximately a 2.6% interest in Holdings. In addition, an affiliate of DB Alex. Brown LLC and its affiliate (which acted as two of the initial purchasers of the Old Notes in the Offerings) acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

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

          Pursuant to the Recapitalization Agreement, the Graham Entities have agreed that neither they nor their affiliates will, subject to certain exceptions, for a period of five years from and after the date of the Recapitalization (the "Closing"), engage in the manufacture, assembly, design, distribution or marketing for sale of rigid plastic containers for the packaging of consumer products less than ten liters in volume.

          The Recapitalization Agreement contains various representations, warranties, covenants and conditions. The representations and warranties generally did not survive the Closing. The Graham Entities have agreed to indemnify Holdings in respect of any claims by Management with respect to the adequacy of the Management awards.

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

                                                                       AMOUNT
                                                                       ------
                                                                   (In Millions)
SOURCES OF FUNDS:
Bank Borrowings                                                       $  403.5
Senior Subordinated Notes (1)                                            225.0
Senior Discount Notes                                                    100.6
Equity investments and retained equity (2)                               245.0
Repayment of Promissory notes                                             21.2
Available cash                                                             1.7
                                                                      --------
     Total                                                            $  997.0
                                                                      ========


USES OF FUNDS:
Repayment of existing indebtedness (3)                                $  264.9
Redemption by Holdings of existing partnership interests                 429.6
Purchase by Equity Investors of existing partnership interests           208.3
Partnership interests retained by Continuing Graham Entities              36.7
Payments to Management                                                    15.4
Transaction costs and expenses                                            42.1
                                                                      --------
     Total                                                            $  997.0
                                                                      ========


(1) Included $150.0 million of Fixed Rate Senior Subordinated Old Notes and $75.0 million of Floating Rate Senior Subordinated Old Notes.

(2) Included a $208.3 million equity investment made by Blackstone and Management in the Equity Investors and a $36.7 million retained partnership interest of the Continuing Graham Entities. In addition, an affiliate of DB Alex. Brown LLC and its affiliates, two of the Initial Purchasers, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

(3) Included $264.5 million of existing indebtedness and $0.4 million of accrued interest.

Employees

          As of December 31, 2001, the Company had approximately 4,100 employees, 2,400 of whom were located in the United States. Approximately 81% of the Company's employees are hourly wage employees, 49% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between May 2002 and September 2006. Management believes that it enjoys good relations with the Company's employees.


Environmental Matters

          The Company's operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and certain damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. Environmental laws can be complex and may change often, capital and operating expenses to comply can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund", in the United States, impose strict, and in certain circumstances, joint and several, liability on responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. Contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Management believes that it is not reasonably possible that losses related to existing environmental liabilities, in aggregate, could be material to the Company's financial position, results of operations and liquidity. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2001 and are not expected to be material in the future.

          A number of governmental authorities both in the U.S. and abroad have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company's business. Some consumer products companies (including certain customers of the Company) have responded to these governmental initiatives and to perceived environmental concerns of consumers by using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world and more than 63% of its HDPE units produced in North America contain materials from recycled HDPE bottles. The Company believes that to date these initiatives and developments have not materially adversely affected the Company.


Intellectual Property

          The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. There can be no assurance, however, that others will not obtain knowledge of such proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to certain licensing arrangements and other agreements which authorize it to use certain other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company's licenses generally ranges from 9 to 20 years. In some cases the licenses granted to the Company are perpetual and in other cases the term is related to the life of the patents associated with the licenses. The Company also has licensed or sublicensed certain of its intellectual property rights to third parties. See also "Certain Relationships and Related Transactions" (Item 13).


Certain Risks of the Business

          Substantial Leverage. Upon the consummation of the Recapitalization, the Operating Company and Holdings became highly leveraged. The Senior Credit Agreement, as amended by the Amendments (as defined below), includes four term loans to the Operating Company with initial term loans totaling up to $570.0 million (the "Term Loans" or "Term Loan Facilities"), a $155.0 million credit facility (the "Revolving Credit Facility") and a $100.0 million credit facility (the "Growth Capital Revolving Credit Facility" and, together with the Revolving Credit Facility, the "Revolving Credit Loans"). The Indentures (as defined) permit the Issuers to incur additional indebtedness, subject to certain limitations. The annual debt service requirements for the Company are as follows: 2002--$30.6 million; 2003--$31.6 million; 2004--$220.1 million;
2005--$67.5 million; and 2006--$245.0 million. The Company can incur $75 million in additional indebtedness beyond the amount of the Senior Credit Agreement. The Company does not anticipate that this additional indebtedness would be expressly subordinated to other indebtedness. Accordingly, if incurred at the Operating Company level, such additional indebtedness would be senior to the Operating Company's Senior Subordinated Notes, and the Senior Discount Notes of Holdings would be structurally subordinated to such additional indebtedness.

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

          Ability to Service Debt. The Issuers' ability to make scheduled payments or to refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond their control. If the Issuers' cash flow and capital resources are insufficient to fund their respective debt service obligations, they may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. There can be no assurance that the Issuers' operating results, cash flow and capital resources will be sufficient for payment of their indebtedness. In the absence of such operating results and resources, the Issuers could face substantial liquidity problems and might be required to dispose of material assets or operations to meet their respective debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds, which the Issuers could realize therefrom. In addition, because the Operating Company's obligations under the Senior Credit Agreement bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Operating Company's ability to meet its debt service obligations. In the future, the Operating Company will be required to make the following scheduled principal payments on the Term Loans under the Senior Credit Agreement: 2002--$25.0 million; 2003--$27.5 million; 2004--$93.0 million; 2005--$64.9 million; 2006--$242.7 million; and 2007--$74.0 million.
The Term Loan Facilities under the Senior Credit Agreement shall be prepaid, subject to certain conditions and exceptions, with (i) 100% of the net proceeds of any incurrence of indebtedness, subject to certain exceptions, by Holdings or its subsidiaries, (ii) 75% of the net proceeds of issuances of equity, subject to certain exceptions, after the closing by Holdings or any of its subsidiaries, (iii) 100% of the net proceeds of certain asset dispositions, (iv) 50% of the annual excess cash flow (as such term is defined in the Senior Credit Agreement) of Holdings and its subsidiaries on a consolidated basis and (v) 100% of the net proceeds from any condemnation and insurance recovery events, subject to certain reinvestment rights. Outstanding balances under the Revolving Credit Facility and Growth Capital Revolving Credit Facility are payable in 2004.

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

          The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis (the "Holdings Guarantee"). The Holdings Guarantee is subordinated to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including but not limited to trade payables) of Holdings' subsidiaries. Because the Holdings Guarantee will be subordinated in right of payment to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including trade payables) of Holdings' subsidiaries (including the Operating Company), investors should not rely on the Holdings Guarantee in evaluating an investment in the Senior Subordinated Exchange Notes.

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

          Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company's 25 plants outside of the United States are located in Argentina (2), Belgium
(1), Brazil (4), Canada (3), France (4), Germany (2), Hungary (1), Italy (2), Mexico (1), Poland (2), Spain (1), Turkey (1) and the United Kingdom (1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. To date, the above risks in Europe, North America and Latin America have not had a material impact on the Company's operations, but no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

          Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company depends on large quantities of PET, HDPE and other resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers. Historically, the Company has passed through substantially all increases in the cost of resins to its customers through contractual provisions and standard industry practice; however, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company's operating margins could be affected adversely. Furthermore, if the Company cannot obtain resin from any of its suppliers, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

          Dependence on Significant Customer. All product lines the Company provides to PepsiCo, the Company's largest customer, collectively accounted for approximately 17.4% of the Company's net sales for the year ended December 31, 2001. PepsiCo's termination of its relationship with the Company could have a material adverse effect upon the Company's business, financial position or results of operations. Additionally, in 2001 the Company's top 20 customers comprised over 81% of its net sales. The Company's existing customers' purchase orders and contracts typically vary from two to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts generally are requirements contracts, which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, despite the existence of supply contracts with its customers, the Company faces the risk that customers will not purchase the amounts that the Company expects pursuant to its customers' supply contracts.

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

          Relationship with Graham Affiliates. The relationship of the Company with Graham Engineering and Graham Capital Corporation ("Graham Capital"), or their successors or assigns, is significant to the business of the Company. To date, certain affiliates of the Graham Entities have provided equipment, technology and services to Holdings and its subsidiaries. Upon the Recapitalization, Holdings entered into the Equipment Sales Agreement (as defined) with Graham Engineering, pursuant to which Graham Engineering will provide the Company with the Graham Wheel and related technical support. The obligations of Holdings to make payments to the Graham affiliates under the Equipment Sales Agreement would be unsubordinated obligations of Holdings. Accordingly, such obligations would be pari passu with the Senior Discount Notes and would be structurally subordinated to the Senior Subordinated Notes. If any such agreements were terminated prior to their scheduled terms or if the relevant Graham affiliate fails to comply with any such agreement, the business, financial condition and results of operations of the Company could be materially and adversely affected.

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

          The Issuers believe that the indebtedness represented by the Notes was incurred for proper purposes and in good faith without any intent to hinder, delay or defraud creditors, that the Issuers received reasonably equivalent value or fair consideration for incurring such indebtedness, that the Issuers were prior to the issuance of the Notes and, after giving effect to the issuance of the Notes and the use of proceeds in connection with the Recapitalization, continued to be, solvent under the applicable standards (notwithstanding the negative net worth and insufficiency of earnings to cover fixed charges for accounting purposes that have resulted from the Recapitalization) and that the Issuers have and will have sufficient capital for carrying on their businesses and are and will be able to pay their debts as they mature. There can be no assurance, however, as to what standard a court would apply in order to evaluate the parties' intent or to determine whether the Issuers were insolvent at the time, or rendered insolvent upon consummation, of the Recapitalization or the sale of the Notes or that, regardless of the method of valuation, a court would not determine that an Issuer was insolvent at the time, or rendered insolvent upon consummation, of the Recapitalization.

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


Item 2.  Properties

          The Company currently owns or leases 59 plants which are located in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Mexico, Poland, Spain, Turkey, the United Kingdom and the United States. Twenty-one of the Company's plants are located on site at customer and vendor facilities. The Company's operations in Poland and Mexico are pursuant to joint venture arrangements in which the Company owns slightly more than a 50% interest. In 1999, the Company consolidated and relocated its corporate headquarters to a facility located in York, Pennsylvania. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally are expected to provide sufficient capacity to meet the Company's requirements for the foreseeable future.

          The following table sets forth the location of the Company's plants and administrative facilities, whether on site or off site, whether leased or owned, and approximate square footage.


                                                                On Site                                      Size
Location                                                      Or Off Site       Leased/Owned               (Sq. ft.)
--------                                                      -----------       ------------               ---------

U.S. Packaging Facilities (a)
-----------------------------

     1.  York, Pennsylvania                                    Off Site             Owned                    395,554
     2.  Maryland Heights, Missouri                            Off Site             Owned                    308,961
     3.  Holland, Michigan                                     Off Site            Leased                    218,128
     4.  York, Pennsylvania                                    Off Site            Leased                    210,370
     5.  Selah, Washington                                      On Site             Owned                    170,553
     6.  Atlanta, Georgia                                       On Site            Leased                    165,000
     7.  Montgomery, Alabama                                   Off Site            Leased                    150,143
     8.  Emigsville, Pennsylvania                              Off Site            Leased                    148,300
     9.  Levittown, Pennsylvania                               Off Site            Leased                    148,000
    10.  Evansville, Indiana (b)                               Off Site            Leased                    146,720
    11.  Rancho Cucamonga, California                          Off Site            Leased                    143,063
    12.  Santa Ana, California                                 Off Site             Owned                    127,680
    13.  Muskogee, Oklahoma                                    Off Site            Leased                    125,000
    14.  Woodridge, Illinois                                   Off Site            Leased                    124,137
    15.  Atlanta, Georgia                                      Off Site            Leased                    112,400
    16.  Cincinnati, Ohio                                      Off Site            Leased                    111,669
    17.  Bradford, Pennsylvania                                Off Site            Leased                     90,350
    18.  Berkeley, Missouri                                    Off Site             Owned                     75,000
    19.  Jefferson, Louisiana                                  Off Site            Leased                     58,799
    20.  Cambridge, Ohio                                        On Site            Leased                     57,000
    21.  Port Allen, Louisiana                                  On Site            Leased                     56,721
    22.  Shreveport, Louisiana                                  On Site            Leased                     56,400
    23.  Richmond, California                                  Off Site            Leased                     54,985
    24.  Houston, Texas                                        Off Site             Owned                     52,500
    25.  Lakeland, Florida                                     Off Site            Leased                     49,000
    26.  New Kensington, Pennsylvania                           On Site            Leased                     48,000
    27.  N. Charleston, South Carolina                          On Site            Leased                     45,000
    28.  Darlington, South Carolina                             On Site            Leased                     43,200
    29.  Bradenton, Florida                                     On Site            Leased                     33,605
    30.  Vicksburg, Mississippi                                 On Site            Leased                     31,200
    31.  Bordentown, New Jersey                                 On Site            Leased                     30,000
    32.  West Jordan, Utah                                      On Site            Leased                     25,573
    33.  Wapato, Washington                                    Off Site            Leased                     20,300

Canadian Packaging Facilities
-----------------------------

    34.  Burlington, Ontario (c)                               Off Site             Owned                    145,200
    35.  Mississauga, Ontario                                  Off Site             Owned                     78,416
    36.  Toronto, Ontario                                       On Site              (d)                       5,000

European Packaging Facilities
-----------------------------

    37.  Assevent, France                                      Off Site             Owned                    186,000
    38.  Noeux les Mines, France                               Off Site             Owned                    120,000
    39.  Wrexham, United Kingdom (c)                           Off Site             Owned                    120,000
    40.  Campochiaro, Italy (e)                                Off Site             Owned                     93,200


    41.  Blyes, France                                         Off Site             Owned                     89,000
    42.  Sulejowek, Poland (f)                                 Off Site             Owned                     83,700
    43.  Bad Bevensen, Germany                                 Off Site       Owned/Leased (g)                80,000
    44.  Meaux, France                                         Off Site             Owned                     80,000
    45.  Aldaia, Spain                                          On Site            Leased                     75,350
    46.  Sovico (Milan), Italy (e)                             Off Site            Leased                     74,500
    47.  Istanbul, Turkey                                      Off Site             Owned                     50,000
    48.  Bierun, Poland (f)                                     On Site            Leased                     10,652
    49.  Rotselaar, Belgium                                     On Site            Leased                     15,070
    50.  Genthin, Germany                                       On Site            Leased                      6,738
    51.  Nyirbator, Hungary                                     On Site            Leased                      5,000

Latin American Packaging Facilities
-----------------------------------

    52.  Sao Paulo, Brazil                                     Off Site            Leased                     66,092
    53.  Buenos Aires, Argentina                               Off Site             Owned                     33,524
    54.  Leon, Mexico (h)                                      Off Site            Leased                     24,000
    55.  Rio de Janeiro, Brazil                                 On Site       Owned/Leased (g)                22,604
    56.  Rio de Janeiro, Brazil                                 On Site            Leased                     16,685
    57.  Rio de Janeiro, Brazil                                 On Site              (d)                      11,000
    58.  San Luis, Argentina                                   Off Site             Owned                      8,070

Graham Recycling
----------------

    59.  York, Pennsylvania                                    Off Site             Owned                     44,416

Administrative Facilities
-------------------------

      o  York, Pennsylvania                                       N/A              Leased                     70,071
      o  Burlington, Ontario, Canada                              N/A               Owned                      4,800
      o  Rueil, Paris, France                                     N/A              Leased                      4,300
      o  Sao Paulo, Brazil                                        N/A              Leased                      3,800



(a) Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the senior credit agreement
(b)      Currently under construction
(c) Closure of operations announced; real property in the process of being disposed of
(d) These on site facilities are operated without leasing the space occupied
(e)      Sale of operations announced
(f) This facility is owned by Masko Graham, in which the Company, through Graham Packaging Poland, L.P., holds a 51% interest
(g)      The building is owned; land is leased
(h) This facility is leased by Industrias Graham Innopack S. de R.L. de C.V., in which the Company, through Graham Packaging Latin America, LLC, holds a 50% interest


Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2001.


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

          Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          As indicated under Item 1, "Business - The Recapitalization", upon the Closing of the Recapitalization, (i) certain limited and general partnership interests in Holdings held by the Graham Entities were redeemed by Holdings for $429.6 million, and (ii) certain limited and general partnership interests in Holdings held by the Graham Entities were purchased by the Equity Investors for $208.3 million.

          As indicated under Item 1, "Business - The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Company Issuers consummated an offering pursuant to Rule 144A under the Securities Act of their Senior Subordinated Notes Due 2008, consisting of $150.0 million aggregate principal amount of their Fixed Rate Senior Subordinated Old Notes and $75.0 million aggregate principal amount of their Floating Rate Senior Subordinated Old Notes. On February 2, 1998, as part of the Recapitalization, the Holdings Issuers also consummated an offering pursuant to Rule 144A under the Securities Act of $169.0 million aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the initial purchasers, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6.75 million. Pursuant to the Purchase Agreement, the initial purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3.99 million. Pursuant to the Purchase Agreement, the Issuers also reimbursed the initial purchasers for certain expenses. Pursuant to the Senior Subordinated Exchange Offers, on September 8, 1998, the Company Issuers exchanged $150.0 million aggregate principal amount of their Fixed Rate Senior Subordinated Exchange Notes and $75.0 million aggregate principal amount of their Floating Rate Senior Subordinated Exchange Notes for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers exchanged $169.0 million aggregate principal amount at maturity of their Senior Discount Exchange Notes for an equal principal amount of Senior Discount Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

Item 6.  Selected Financial Data

          The following table sets forth certain selected historical financial data for the Company for and at the end of each of the years in the five-year period ended December 31, 2001 and are derived from the Company's audited financial statements. The combined financial statements of the Company have been prepared for periods prior to the Recapitalization to include Holdings and its subsidiaries on a combined basis and for periods subsequent to the Recapitalization, on a consolidated basis. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements of the Company, including the related notes thereto, included under
Item 8.



                                                                      Year Ended December 31,
                                                                      -----------------------
                                                      2001        2000          1999         1998         1997
                                                      ----        -----         -----        -----        ----
                                                                           (In millions)
INCOME STATEMENT DATA
Net sales (1)                                        $923.1       $842.6        $731.6        $602.4        $532.6
Gross profit (1)                                      151.9        134.5         142.7         115.4          84.7
Selling, general and administrative expenses           58.3         56.2          48.0          37.8          34.9
Impairment charges (2)                                 38.0         21.1           ---           ---           ---
Special charges and unusual items (3)                   0.1          1.1           4.6          24.2          24.4
                                                        ---          ---           ---          ----          ----
Operating income                                       55.5         56.1          90.1          53.4          25.4
Recapitalization expenses (4)                           ---          ---           ---          11.8           ---
Interest expense, net                                  98.5        101.7          87.5          68.0          13.4
Other expense (income)                                  0.2          0.2          (0.7)         (0.2)          0.7
Minority interest                                       0.5         (0.6)         (0.5)          ---           0.2
Income tax provision  (5)                               0.3          0.4           2.5           1.1           0.6
Extraordinary loss (6)                                  ---          ---           ---           0.7           ---
                                                        ---          ---           ---           ---           ---
Net (loss) income (7) (8)                            $(44.0)      $(45.6)        $ 1.3        $(28.0)       $ 10.5
                                                     =======      =======        =====        =======       ======

OTHER DATA:
Cash flows from:
  Operating activities                                $52.6        $90.9        $ 55.5        $ 41.8        $ 66.9
  Investing activities                                (77.2)      (164.7)       (181.8)       (181.2)        (72.3)
  Financing activities                                 24.1         78.4         126.2         139.7           9.5
Adjusted EBITDA (9)                                   171.5        153.7         149.1         117.8          90.1
Capital expenditures (excluding acquisitions)          74.3        163.4         171.0         133.9          53.2
Investments (including acquisitions) (10)               0.2          0.1          10.3          45.2          19.0
Depreciation and amortization (11)                     71.7         66.2          53.2          39.3          41.0
Ratio of earnings to fixed charges (12)                 ---          ---           1.0x          ---           1.6x

BALANCE SHEET DATA:
Working capital (deficit) (13)                      $ (10.4)      $(23.5)       $ 10.6        $ (5.5)        $ 4.4
Total assets                                          758.6        821.3         741.2         596.7         387.5
Total debt                                          1,052.4      1,060.2       1,017.1         875.4         268.5
Partners' capital (deficit)                          (485.1)      (464.4)       (458.0)       (438.8)          2.3


(1) Net sales increase or decrease based on fluctuations in resin prices as industry practice and the Company's agreements with its customers permit substantially all price changes to be passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit is substantially unaffected by fluctuations in resin prices. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.
(2) Includes impairment charges recorded on certain long-lived assets ($28.9 million and $16.3 million in the years ending December 31, 2001 and 2000, respectively) and goodwill ($9.1 million and $4.8 million for the years ending December 31, 2001 and 2000, respectively) (see "Management's


      Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations" (Item 7) for a further discussion).
(3) Includes compensation costs related to the Recapitalization, restructuring, systems conversion, aborted acquisition and legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.
(4) Includes transaction fees, expenses and costs associated with the termination of the interest rate collar and swap agreements as a result of the Recapitalization.
(5) As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes are assessed to Holdings' partners based on the income of Holdings. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.
(6) Represents cost incurred, including the write-off of unamortized debt issuance fees, in connection with the early extinguishment of debt.
(7) Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the last-in, first-out ("LIFO") method to the first in, first-out ("FIFO") method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the costs related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased net loss for the year ended December 31, 1998 by $2.0 million and increased net income for the year ended December 31, 1997 by $0.3 million.
(8)   In April 1997, the Company acquired 80% of certain assets and assumed
      80% of certain liabilities of Rheem-Graham Embalagens Ltda. for $20.3 million (excluding direct costs of the acquisition). The remaining 20% was purchased in February 1998. In July 1998, the Company acquired selected plastic container manufacturing operations of Crown Cork & Seal located in France, Germany, the United Kingdom and Turkey for $38.9 million (excluding direct costs of the acquisition), net of liabilities assumed. On April 26, 1999, the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%; the total purchase price for the entire 100% interest (excluding direct costs of the acquisition), net of liabilities assumed, was $3.1 million. On July 1, 1999, the Company acquired selected companies located in Argentina for $8.1 million (excluding direct costs of the acquisition), net of liabilities assumed. On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham for a total interest of 51%; the total purchase price for the entire 51% interest (excluding direct costs of the acquisition), net of liabilities assumed, was $1.3 million. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the respective dates of the acquisitions.
(9) Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is defined in the Company's Indentures as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain non-recurring charges. Adjusted EBITDA is included to provide additional information with respect to the ability of Holdings and the Operating Company to satisfy their debt service, capital expenditure expenditure and working capital requirements and because certain covenants in Holdings' and the Operating Company's borrowing arrangements are tied to similar measures. While Adjusted EBITDA and similar measures are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.

          Adjusted EBITDA is calculated as follows:

                                                                                      Year Ended December 31,
                                                                                      -----------------------

                                                                             2001       2000      1999       1998      1997
                                                                             ----       ----      ----       ----      ----
                                                                                          (In millions)

(Loss) income before extraordinary item                                   $ (44.0)   $ (45.6)    $ 1.3    $ (27.3)    $10.5
Interest expense, net                                                        98.5      101.7      87.5       68.0      13.4
Income tax expense                                                            0.3        0.4       2.5        1.1       0.6
Depreciation and amortization                                                71.7       66.2      53.2       39.3      41.0
Impairment charges                                                           38.0       21.1        --         --        --
Fees paid pursuant to the Blackstone monitoring agreement                     1.0        1.0       1.0        1.0        --
Equity in loss/(earnings) of joint venture                                    0.2       (0.1)     (0.3)      (0.3)     (0.2)
Non-cash compensation                                                          --         --        --         --       0.2
Special charges and unusual items/certain non-recurring charges (a) (b)       5.3        9.6       4.6       24.2      24.4
Recapitalization expenses                                                      --         --      (0.2)      11.8        --
Minority interest                                                             0.5       (0.6)     (0.5)        --       0.2
                                                                           ------     -------    ------     -----     -----

Adjusted EBITDA                                                           $ 171.5    $ 153.7   $ 149.1    $ 117.8     $90.1
                                                                          =======    =======   =======    =======   = =====


(a) The year ended December 31, 2001 includes special charges and unusual items related to compensation costs related to the Recapitalization ($0.1 million) and certain non-recurring charges including global restructuring costs ($4.9 million) and other costs ($0.3 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.
(b) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Company's Senior Credit Agreement. These startup costs were $4.2 million and $8.4 million for the years ended December 31, 2001 and 2000, respectively.

(10) Investments include the acquisitions made by the Company in the United States, France, the United Kingdom, Brazil, Argentina, Germany, Poland and Turkey described in note (8) above. Amounts shown under this caption represent cash paid, net of cash acquired in the acquisitions.
(11) Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, net, and impairment charges.
(12) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest and extraordinary items, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $43.1 million for the year ended December 31, 2001, by $45.8 million for the year ended December 31, 2000 and by $26.3 million for the year ended December 31, 1998.
(13) Working capital is defined as current assets, less cash and cash equivalents, minus current liabilities, less current maturities of long-term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets, with 59 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on site manufacturing facilities.

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

          Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the North American food and beverage market because of the continued conversion to plastic packaging, including the demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, the Company has invested over $260 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2001 the Company's sales of hot-fill PET containers has grown to $328.2 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the drinkable yogurt market where the Company manufactures containers using HDPE.

          The Company's household and personal care container business continues to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, hard-surface cleaners and liquid automatic dishwashing detergents, which are packaged in plastic containers, capture an increased share from powdered detergents and cleaners, which are predominantly packaged in paper-based containers. The Company has upgraded its proprietary machinery in the United States to new larger blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

          The Company's North American one-quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one-quart motor oil industry decreased 3% in 2001 as compared to 2000; annual volumes declined an average of 1% to 2% in prior years. Management believes the decline in the domestic one-quart motor oil container business will continue for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America. The Company was recently awarded 100% of Pennzoil-Quaker State's U.S. one-quart volume requirements. This award includes supplying from a facility on site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company 100% of its one-quart volume requirements for one of its U.S. filling plants, located in Port Allen, Louisiana. ExxonMobil was not a U.S. customer prior to this award.

          Following its strategy to expand while at the same time restructure the business in selected international areas, the Company currently operates 25 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Mexico, Poland, Spain, Turkey and the United Kingdom. In 2000, the Company experienced a decline in its operations in the United Kingdom. This reduction in business was the result of the loss of a key customer in that location. Also in 2000, the Company experienced a downturn in financial performance in certain plants in France. In the first half of 2001, the Company experienced a downturn in financial performance in its operations in Argentina and later in 2001, the Company's operations in Argentina were subjected to the severe downturn in the Argentine economy. In the third quarter of 2001, the Company experienced a loss or reduction of business at its plant in Sovico, Italy. In early 2001 the Company closed its facility in Anjou, Quebec, Canada and in early 2002 announced the closing of another plant in Burlington, Ontario. During the latter portion of 2001, the Company committed to plans to sell or close certain plants in Europe, including plants in France, Germany, Italy and the United Kingdom. (See "--Results of Operations" for a discussion of impairment charges.) On March 30, 2001 the Company purchased an additional 1% interest in Masko Graham.

          For the year ended December 31, 2001, 81% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms ranging from three to ten years; the remainder of which are customers with whom the Company has been doing business for over 17 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

          Based on industry data, the following table summarizes 12 month average market prices per pound of PET and HDPE resins in North America over the years ending December 31, 2001, 2000 and 1999:

                                            Year Ended December 31,
                                            -----------------------
                                        2001          2000         1999
                                        ----          ----         ----

PET                                    $0.65         $0.62        $0.54

HDPE                                   $0.43         $0.44        $0.41


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


Results of Operations

          The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total revenues:

                                                                Year Ended December 31,
                                                                -----------------------
                                              2001                       2000                       1999
                                              ----                       ----                       ----
                                                                     (In Millions)
North America                            $742.5      80.4%          $667.2       79.2%         $566.2       77.4%
Europe                                    154.3      16.7%           146.2       17.3%          140.9       19.3%
Latin America                              26.3       2.9%            29.2        3.5%           24.5        3.3%
                                         ------      ----            -----       ----           -----       ----

                                         $923.1     100.0%          $842.6      100.0%         $731.6      100.0%
                                         ======     ======          ======      ======         ======      ======

                                                                Year Ended December 31,
                                                                -----------------------
                                              2001                       2000                       1999
                                              ----                       ----                       ----
                                                                     (In Millions)

Food & Beverage                          $511.6      55.4%          $416.2       49.4%         $333.4      $45.6%
Household and Personal Care               208.5      22.6%           210.6       25.0%          187.5       25.6%
Automotive                                203.0      22.0%           215.8       25.6%          210.7       28.8%
                                          -----      -----           -----       -----          -----       -----

                                         $923.1     100.0%          $842.6      100.0%         $731.6      100.0%
                                         ======     ======          ======      ======         ======      ======

2001 Compared to 2000

          Net Sales. Net sales for the year ended December 31, 2001 increased $80.5 million to $923.1 million from $842.6 million for the year ended December 31, 2000. The increase in sales was primarily due to an increase in units sold. Units sold increased by 18.7% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to additional North American food and beverage business, where units sold increased by 38.0%. On a geographic basis, sales for the year ended December 31, 2001 in North America were up $75.3 million or 11.3% from the year ended December 31, 2000. The North American sales increase included higher units sold of 15.6%. North American sales in the food and beverage business and the household and personal care business contributed $83.2 million and $0.9 million, respectively, to the increase, while sales in the automotive business were $8.8 million lower. Units sold in North America increased by 38.0% in the food and beverage business, but decreased by 0.8% in the household and personal care business and by 3.8% in the automotive business. Sales for the year ended December 31, 2001 in Europe were up $8.1 million or 5.5% from the year ended December 31, 2000, principally in the food and beverage business. Overall, European sales reflected a 25.6% increase in units sold. The growth in sales due to capital investments made in recent periods was primarily offset by exchange rate changes of approximately $5.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Sales in Latin America for the year ended December 31, 2001 were down $2.9 million or 9.9% from the year ended December 31, 2000, primarily due to exchange rate changes of approximately $5.9 million, offset by a 3.1% increase in units sold.

          Gross Profit. Gross profit for the year ended December 31, 2001 increased $17.4 million to $151.9 million from $134.5 million for the year ended December 31, 2000. Gross profit for the year ended December 31, 2001 increased $9.5 million in North America, increased $8.7 million in Europe and decreased $0.8 million in Latin America when compared to the year ended December 31, 2000. The increase in gross profit resulted primarily from higher sales volume in North America and Europe, along with restructuring and customer consolidation in Europe. The continued economic uncertainties in Argentina and exchange rate changes in Brazil were contributing factors to the decrease in the Latin American gross profit.

          Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased $2.1 million to $58.3 million from $56.2 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses is due primarily to overall growth in the business, offset by lower non-recurring charges for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, increased to 6.2% of sales in 2001 from 5.9% in 2000.

          Impairment Charges. During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Argentina (Latin America) - operating losses and cash flow deficits experienced, the loss or reduction of business and the severe downturn in the Argentine economy

o Italy (Europe) - operating losses and reduction of business, as well as the Company's commitment to a plan to sell these locations

o Certain plants in France (Europe) - the Company's commitment to a plan to sell or close these locations

o Bad Bevensen, Germany (Europe) - the Company's commitment to a plan to sell or close this location

o United Kingdom (Europe) - the Company's commitment to a plan to close this location

o Burlington, Canada (North America) - the Company's commitment to a plan to close this location

o Turkey (Europe) - a significant change in the ability to utilize certain assets

          During 2000, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o         United Kingdom (Europe) - operating losses experienced and projected

o Certain plants in France (Europe) - operating losses experienced and projected

o Anjou, Canada (North America) - operating losses experienced and projected

o Brazil (Latin America) - a significant change in the ability to utilize certain assets

          For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $4.1 million and $15.8 million for the years ended December 31, 2001 and 2000, respectively. For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $24.8 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively. These assets have a remaining carrying amount as of December 31, 2001 of $0.1 million. Similarly, the Company evaluated the recoverability of its enterprise goodwill, and consequently recorded impairment charges of $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the enterprise to projected discounted future cash flows of the enterprise.

          As of December 31, 2001, all of the assets in Italy and certain assets in France, Germany, the United Kingdom and Canada were held for disposal. Operating (loss) income for the United Kingdom for each of the three years ended December 31, 2001, 2000 and 1999 was $(3.7) million, $(9.1) million and $1.7 million, respectively. Operating loss for Italy for each of the three years ended December 31, 2001, 2000 and 1999 was $7.8 million, $1.5 million and $1.8 million, respectively. Discrete financial information is not available for the other locations whose assets are held for disposal.

          Special Charges and Unusual Items. In 2001 and 2000, special charges and unusual items related to compensation costs related to the Recapitalizaion (see "Business -- The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation).

          Interest Expense, Net. Interest expense, net decreased $3.2 million to $98.5 million for the year ended December 31, 2001 from $101.7 million for the year ended December 31, 2000. The decrease was primarily related to lower interest rates in 2001 compared to 2000. Interest expense, net includes $15.0 million and $13.6 million of non-cash interest on the Senior Discount Notes for the years ended December 31, 2001 and 2000, respectively.

          Other Expense (Income). Other expense (income) was $0.2 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000. The lower loss was due primarily to a higher foreign exchange gain in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

          Net Loss. Primarily as a result of factors discussed above, net loss for the year ended December 31, 2001 was $44.0 million compared to net loss of $45.6 million for the year ended December 31, 2000.

          Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6 "Selected Financial Data") in 2001 increased 11.6% to $171.5 million from $153.7 million in 2000.


2000 Compared to 1999

          Net Sales. Net sales for the year ended December 31, 2000 increased $111.0 million to $842.6 million from $731.6 million for the year ended December 31, 1999. The increase in sales was primarily due to increases in resin prices and units sold. Units sold increased by 18.0% for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily due to additional North American food and beverage business, where units sold increased by 45.1%. On a geographic basis, sales for the year ended December 31, 2000 in North America were up $101.0 million or 17.8% from the year ended December 31, 1999. The North American sales increase included higher units sold of 17.1%. North American sales in the food and beverage business, the household and personal care business and the automotive business contributed $71.2 million, $18.5 million and $11.3 million, respectively, to the increase. Units sold in North America increased by 45.1% in food and beverage and 7.8% in household and personal care, but decreased by 2.6% in automotive. Sales for the year ended December 31, 2000 in Europe were up $5.3 million or 3.8%, net of a $4.4 million decrease in the United Kingdom, from the year ended December 31, 1999, principally in the food and beverage business. Overall, European sales reflected a 20.9% increase in units sold. The growth in sales due to capital investments made in recent periods was primarily offset by exchange rate changes of approximately $21.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Sales in Latin America for the year ended December 31, 2000 were up $4.7 million or 19.2% from the year ended December 31, 1999, primarily due to the inclusion of the Argentine subsidiary. Overall, Latin American sales reflected a 7.4% increase in units sold.

          Gross Profit. Gross profit for the year ended December 31, 2000 decreased $8.2 million to $134.5 million from $142.7 million for the year ended December 31, 1999. Gross profit for the year ended December 31, 2000 increased $0.5 million in North America, decreased $8.4 million in Europe and decreased $0.3 million in Latin America when compared to the year ended December 31, 1999. The decrease in gross profit resulted primarily from increased plant start-up costs of $4.0 million in North America and Europe, non-recurring charges of $1.8 million in North America, Europe and Latin America and increased costs associated with expanding capacity in anticipation of product demand from certain key customers, partially offset by the higher sales volume in North America for the year ended December 31, 2000 compared to the year ended December 31, 1999.

          Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased $8.2 million to $56.2 million from $48.0 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses is due primarily to non-recurring charges, including costs related to a postponed initial public offering ($1.5 million) and restructuring costs incurred in North America ($0.8 million), Europe ($3.3 million) and Latin America ($0.4 million). As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, decreased to 5.9% of sales in 2000 from 6.6% in 1999.

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

          Special Charges and Unusual Items. In 2000, special charges and unusual items included $1.1 million related to compensation costs related to the Recapitalization (see "Business -- The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation). In 1999, special charges and unusual items included $2.7 million related to compensation costs related to the Recapitalization, $0.6 million of restructuring charges relating to operations in Europe and $1.3 million in costs related to year 2000 system conversion.

          Interest Expense, Net. Interest expense, net increased $14.2 million to $101.7 million for the year ended December 31, 2000 from $87.5 million for the year ended December 31, 1999. The increase was primarily related to increased debt levels in 2000 compared to 1999. Interest expense, net includes $13.6 million and $12.4 million of non-cash interest on the Senior Discount Notes for the years ended December 31, 2000 and 1999, respectively.

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

          Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6 "Selected Financial Data") in 2000 increased 3.1% to $153.7 million from $149.1 million in 1999.


Effect of Changes in Exchange Rates

          In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $10.4 million, $10.4 million and $22.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Euro Conversion

          On January 1, 1999, eleven of fifteen member countries of the European Economic Union fixed conversion rates between their existing currencies, legacy currencies, and one common currency, the euro. Conversion to the euro eliminated currency exchange rate risk between the member countries. Beginning on January 1, 2002, new euro-denominated bills and coins were issued and during 2002 legacy currencies will be withdrawn from circulation.

          The Company continues to address the many areas involved with the introduction of the euro, including information management, finance, legal and tax. The Company has converted its information technology, and business and financial systems, to accept the euro currency. While the Company will continue to evaluate the impact of the euro, the Company believes the effect of the introduction of the euro, including any related cost of conversion, will not have a material adverse impact on its financial condition and results of operations.


Liquidity and Capital Resources

          In 2001, 2000 and 1999 the Company generated a total of $199.1 million of cash from operations, $132.2 million from increased indebtedness and $97.6 million from capital contributions. This $428.9 million was primarily used to fund $408.7 million of capital expenditures, $10.6 million of investments, make $1.1 million of debt issuance fee payments and for $8.5 million of other net uses.

          The Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at December 31, 2001 is $129.5 million, $119.5 million of which is under the Revolving Credit Facility and $10.0 million of which is under the Growth Capital Revolving Credit Facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

          The Recapitalization also included the issuance of $225 million of senior subordinated notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At December 31, 2001, the aggregate accreted value of the Senior Discount Notes was $151.6 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At December 31, 2001, the Company's total indebtedness was $1,052.4 million.

          Unused lines of credit at December 31, 2001 and 2000 were $132.9 million and $134.8 million, respectively. Substantially all unused lines of credit have no major restrictions, except as described in Item 13 ("Certain Relationships and Related Transactions"), and are provided under notes between the Company and the lending institution.

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

          Total capital expenditures, excluding acquisitions, for 2001, 2000 and 1999 were approximately $74.3 million, $163.4 million and $171.0 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

          For the fiscal year 2002, the Company expects to incur approximately $120 million of capital expenditures. However, total capital expenditures for 2002 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under its Senior Credit Agreement. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $26.8 million at December 31, 2001.

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


Contractual Obligations and Commitments

          The following table sets forth the Company's contractual obligations and commitments, in millions:

                                                                      Payments Due by Period
                                                                      ----------------------

                                                                  Less than                              After 5
       Contractual Obligations                        Total         1 year     1-3 years    4-5 years     years
       -----------------------                        -----        --------     ---------    ---------    -------

       Long-Term Debt                               $1,036.4        $28.9       $248.0       $308.2      $451.3
       Capital Lease Obligations                        16.0          1.7          3.8          4.2         6.3
       Operating Leases                                 76.0         15.4         25.5         11.5        23.6
       Capital Expenditures                             26.8         26.8           --           --          --
                                                    --------        -----       ------       ------      ------
       Total Contractual Cash Obligations           $1,155.2        $72.8       $277.3       $323.9      $481.2
                                                    ========        =====       ======       ======      ======


Transactions with Affiliates

          The relationship of the Company with Graham Engineering is significant to the business of the Company. To date, Graham Engineering has provided equipment, technology and services to Holdings and its subsidiaries. Holdings is a party to the Equipment Sales Agreement (as defined) with Graham Engineering, pursuant to which Graham Engineering will provide the Company with the Graham Wheel and related technical support. The Company paid Graham Engineering approximately $10.3 million, $8.5 million and $20.4 million for such services and equipment for the years ended December 31, 2001, 2000 and 1999, respectively.

          Graham Family Growth Partnership has supplied management services to the Company since 1998. The Company paid Graham Family Growth Partnership approximately $1.0 million for such services for each of the three years ended December 31, 2001, 2000 and 1999.

          Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.0 million for such services for each of the three years ended December 31, 2001, 2000 and 1999.


Critical Accounting Policies and Estimates

Long-Lived Assets

          Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk involved. Enterprise goodwill not associated with assets being tested for impairment under SFAS 121 is evaluated based on a comparison of discounted future cash flows of the enterprise compared to the related net book value of the enterprise. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of such analysis are possible due to the significant estimates involved in such evaluations.

Derivatives

          On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was $13.5 million for the year ended December 31, 2001. Approximately 73% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on Management's adherence to this accounting policy. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the $13.5M recorded in OCI as of December 31, 2001. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

          The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the year ended December 31, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2001.

          For disclosure of all of the Company's significant accounting policies see Note 1 to Financial Statements.

New Accounting Pronouncements Not Yet Adopted

          On June 29, 2001, SFAS 142, "Goodwill and Other Intangible Assets", was approved by the Financial Accounting Standards Boards ("FASB"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. The Company is required to implement SFAS 142 on January 1, 2002. Management does not believe that adoption of SFAS 142 will have a significant impact on the Company's results of operations or financial position.

          On October 3, 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was approved by the FASB. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to implement SFAS 144 on January 1, 2002. Management does not believe that adoption of SFAS 144 will have a significant impact on the Company's results of operations or financial position.


Subsequent Events

          During the first quarter of 2002, the Company accepted an offer to sell the land and building at its plant in Burlington, Canada. The resulting gain is expected to be approximately $3.2 million. Also during the first quarter of 2002, the Company announced a second quarter closing of its operation located in Wrexham, Wales, United Kingdom and the sale of its Italian operations. The resulting gains or losses are not expected to be significant.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          As a result of the Recapitalization, the Company has significant long and short-term debt commitments outstanding as of December 31, 2001. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

          To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2001. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2001 for the receive rate. Note 9 of the Notes to Financial Statements should be read in conjunction with the table below.

                                      Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest
                                                           Rate Swap Agreements at December 31, 2001
                                                                        (In thousands)


                                                                                                            Fair Value
                             2002       2003        2004         2005       2006     Thereafter    Total    December 31, 2001
                             ----       ----        ----         ----       ----     ----------    -----    -----------------
Interest rate sensitive
  liabilities:
Variable rate
  borrowings,
  including short-term
  amounts                    $30,585    $31,610    $220,147     $67,476    $245,041   $155,894    $750,753    $750,753
  Average interest rate         5.65%      4.74%       4.65%       4.78%       4.87%      6.26%       5.11%
Fixed rate borrowings             --         --          --          --          --   $301,638    $301,638    $247,490
  Average interest rate           --         --          --          --          --       9.76%       9.76%
                             $30,585    $31,610    $220,147     $67,476    $245,041   $457,532  $1,052,391    $998,243
                             =======    =======    ========     =======    ========   ========  ==========    ========
Derivatives matched
  against liabilities:
Pay fixed swaps             $200,000   $300,000          --          --          --         --    $500,000    $(13,145)
  Pay rate                      5.81%       5.25%        --          --          --         --        5.47%
  Receive rate                  1.94%       2.99%        --          --          --         --        2.57%


                          Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest
                                      Rate Swap Agreements at December 31, 2000 (In thousands)
                                                                                                              Fair Value
                                                                                                               December
                               2001      2002        2003         2004        2005    Thereafter    Total      31, 2000
                               ----      ----        ----         ----        ----    ----------    -----      --------
Interest rate sensitive
liabilities:
  Variable rate
    borrowings,
    including
    short-term amounts       $27,359    $27,160     $29,714     $220,825     $67,163   $401,278    $773,499    $773,499

  Average interest rate        9.43%      9.37%       9.35%        9.50%       9.78%      10.10%       9.82%
Fixed rate borrowings             --         --          --           --          --   $286,680    $286,680    $140,700
  Average interest rate           --         --          --           --          --       9.70%       9.70%
                             $27,359    $27,160     $29,714     $220,825     $67,163   $687,958  $1,060,179    $914,199
                             =======    =======     =======     ========     =======   ========  ==========    ========
Derivatives matched
  against liabilities:
Pay fixed swaps             $150,000   $200,000    $100,000           --          --         --    $450,000        $392
  Pay rate                     5.51%      5.81%       5.77%           --          --         --        5.70%
  Receive rate                 6.73%      6.73%       6.73%           --          --         --        6.73%



As of December 31, 2000 the Company had forward exchange agreements to purchase French Francs with U.S. dollars in the amount of $2,239,000. The fair value of these agreements as of December 31, 2000 was $2,382,000, with a weighted average exchange rate of 7.40 French Francs:$1. There were no forward exchange contracts outstanding as of December 31, 2001. These forward exchange contracts are accounted for as fair value hedges, and therefore, their maturities had no effect on operations.

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
                                                                   Page Number

Report of Independent Auditors                                          36

Audited Financial Statements                                            37

       Consolidated Balance Sheets at
         December 31, 2001 and 2000                                     37

       Consolidated Statements of Operations
         for the years ended December 31, 2001, 2000 and 1999           38

       Statements of Partners' Capital (Deficit) for the
         years ended December 31, 2001, 2000 and 1999                   39

       Consolidated Statements of Cash Flows for the years
         ended December 31, 2001, 2000 and 1999                         40

       Notes to Financial Statements                                    41

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Graham Packaging Holdings Company

          We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included financial statement schedules I and II listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 19, 2002

                       GRAHAM PACKAGING HOLDINGS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                              December 31,
                                                                                              ------------
                                                                                        2001               2000
                                                                                        ----               ----
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 9,032            $ 9,844
  Accounts receivable, net                                                              90,182            112,329
  Inventories                                                                           60,476             65,401
  Prepaid expenses and other current assets                                             14,054             12,572
                                                                                        ------             ------

Total current assets                                                                   173,744            200,146
Property, plant and equipment:
  Machinery and equipment                                                              883,692            807,086
  Land, buildings and leasehold improvements                                            97,578            108,245
  Construction in progress                                                              39,689             97,249
                                                                                        ------             ------

                                                                                     1,020,959          1,012,580
  Less accumulated depreciation and amortization                                       471,374            440,787
                                                                                     ---------          ---------

                                                                                       549,585            571,793
Other assets                                                                            35,232             49,360
                                                                                       -------            -------
Total assets                                                                         $ 758,561          $ 821,299
                                                                                     =========          =========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                                     $95,749           $146,659
  Accrued expenses                                                                      79,381             67,160
  Current portion of long-term debt                                                     30,585             27,359
                                                                                        ------             ------

Total current liabilities                                                              205,715            241,178
Long-term debt                                                                       1,021,806          1,032,820
Other non-current liabilities                                                           13,582             11,618
Minority interest                                                                        2,512                 62
Commitments and contingent liabilities (see Notes 18 and 19)                                --                 --
Partners' capital (deficit):
  Partners' capital (deficit)                                                        (427,911)          (433,997)
  Notes and interest receivable for ownership interests                                (2,443)            (1,147)
  Accumulated other comprehensive income                                              (54,700)           (29,235)
                                                                                     ---------          ---------
Total partners' capital (deficit)                                                    (485,054)          (464,379)
                                                                                     ---------          ---------

Total liabilities and partners' capital (deficit)                                    $ 758,561          $ 821,299
                                                                                     =========          =========


               See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                 2001                  2000                  1999
                                                                 ----                  ----                  ----
Net sales                                                      $923,068              $842,551              $731,586
Cost of goods sold                                              771,201               708,037               588,933
                                                                -------               -------               -------

Gross profit                                                    151,867               134,514               142,653
Selling, general, and administrative expenses                    58,230                56,200                48,016
Impairment charges                                               37,988                21,056                    --
Special charges and unusual items                                   147                 1,118                 4,553
                                                                -------               -------               -------

Operating income                                                 55,502                56,140                90,084
Interest expense                                                 99,052               102,202                88,260
Interest income                                                    (612)                 (509)                 (786)
Other expense (income)                                              199                   265                  (729)
Minority interest                                                   530                  (623)                 (442)
                                                                 ------               -------                ------

(Loss) income before income taxes                               (43,667)              (45,195)                3,781
Income tax provision                                                303                   442                 2,526
                                                                 ------                ------                 -----

Net (loss) income                                             $ (43,970)            $ (45,637)              $ 1,255
                                                              ==========            ==========              ========

               See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                (In thousands)

                                                                              Notes and
                                                                               Interest          Accumulated
                                                              Partners'     Receivable for          Other
                                                               Capital        Ownership         Comprehensive
                                                              (Deficit)       Interests            Income         Total
                                                              ---------       ---------            ------         -----
Consolidated balance at January 1, 1999                       (442,271)             --              3,477       (438,794)

  Net income for the year                                        1,255              --                --           1,255
  Cumulative translation adjustment                                 --              --            (22,325)       (22,325)
                                                                                                                --------
  Comprehensive income (loss)                                                                                    (21,070)

  Recapitalization                                               1,893              --                --           1,893
                                                                 ------          -------          -------       --------

Consolidated balance at December 31, 1999                     (439,123)             --            (18,848)      (457,971)

  Net loss for the year                                        (45,637)             --                --         (45,637)
  Cumulative translation adjustment                                 --              --            (10,387)       (10,387)
                                                                                                                 -------
  Comprehensive income (loss)                                                                                    (56,024)

  Capital contribution                                          50,000           (1,147)              --          48,853

  Recapitalization                                                 763              --                --             763
                                                                ------            ------           ------        -------

Consolidated balance at December 31, 2000                     (433,997)          (1,147)         (29,235)       (464,379)

  Net loss for the year                                        (43,970)             --               --          (43,970)
  Cumulative effect of change in accounting for
    derivatives                                                     --              --               392             392
  Changes in fair value of derivatives                              --              --           (13,537)        (13,537)
  Additional minimum pension liability                              --              --            (1,937)         (1,937)
  Cumulative translation adjustment                                 --              --           (10,383)        (10,383)
                                                                                                                 --------

  Comprehensive income (loss)                                                                                    (69,435)

  Capital contribution                                          50,000           (1,296)             --           48,704

  Recapitalization                                                  56              --               --               56
                                                              --------          --------        ---------      ----------

Consolidated balance at December 31, 2001                    $(427,911)         $(2,443)        $(54,700)      $(485,054)
                                                             ==========         ========        =========      ==========



               See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Year Ended December 31,
                                                                                -----------------------

                                                                        2001               2000            1999
                                                                        ----               ----            ----
Operating activities:
  Net (loss) income                                                     $(43,970)       $(45,637)         $ 1,255
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization                                        71,707          66,200           53,247
     Impairment charges                                                   37,988          21,056               --
     Amortization of debt issuance fees                                    4,637           4,658            4,749
     Accretion of Senior Discount Notes                                   14,959          13,588           12,395
     Minority interest                                                       530            (623)            (442)
     Equity in loss (earnings) of joint venture                              246             (63)            (231)
     Foreign currency transaction loss (gain)                                219             292              (11)
     Other non-cash Recapitalization expense                                  56             763            1,865
   Changes in operating assets and liabilities, net of
     acquisitions of businesses:
     Accounts receivable                                                  21,029          (6,898)         (25,262)
     Inventories                                                           4,020         (13,753)         (12,315)
     Prepaid expenses and other current assets                            (2,151)          4,191           (2,955)
     Other non-current assets and liabilities                             (7,180)         (1,406)           1,099
     Accounts payable and accrued expenses                               (49,453)         48,523           22,131
                                                                        --------        --------          -------
Net cash provided by operating activities                                 52,637          90,891           55,525

Investing activities:
    Net purchases of property, plant and equipment                       (74,315)       (163,429)        (170,972)
    Acquisitions of/investments in businesses, net of cash                  (163)           (109)         (10,284)
      acquired
    Other                                                                 (2,680)         (1,145)            (500)
                                                                         --------        ---------        ---------
Net cash used in investing activities                                    (77,158)       (164,683)        (181,756)

Financing activities:
    Proceeds from issuance of long-term debt                             708,542         443,496          480,462
    Payment of long-term debt                                           (733,202)       (412,986)        (354,152)
    Notes and interest for ownership interests                            (1,296)         (1,147)              --
    Capital contributions                                                 50,000          50,000               --
    Contributions (to) from minority shareholders                            (15)             68               --
    Debt issuance fees and other                                             106          (1,038)            (123)
                                                                         -------         -------          -------
Net cash provided by financing activities                                 24,135          78,393          126,187

Effect of exchange rate changes                                             (426)           (740)          (1,449)
                                                                         -------         -------          -------
(Decrease) increase in cash and cash equivalents                            (812)          3,861           (1,493)
Cash and cash equivalents at beginning of year                             9,844           5,983            7,476
                                                                         -------         -------          -------
Cash and cash equivalents at end of year                                 $ 9,032         $ 9,844          $ 5,983
                                                                         =======         =======          =======

               See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


1.       Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; Graham Packaging U.K. Ltd.; Graham Plastik Ambalaj A.S.; Graham Packaging Deutschland GmbH; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Company (as defined below). In addition, the consolidated financial statements of the Company include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the Senior Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the Senior Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Furthermore, since July 1, 1999 the consolidated financial statements of the Company include the operations of Graham Packaging Argentina S.A. as a result of the acquisition of companies in Argentina. Since July 6, 1999 the consolidated financial statements of the Company include the operations of PlasPET Florida, Ltd. as a result of an investment made in a limited partnership. Since March 30, 2001 the consolidated financial statements of the Company include the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a total of 51% interest, in a joint venture. (Refer to Note 3 for a discussion of each of these investments). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the "Company"). All amounts in the financial statements are those reported in the historic financial statements of the individual operations. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          Since the Recapitalization (as herein defined - see Note 2), Holdings has had no assets, liabilities or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II, having only nominal assets and not conducting any independent operations, and the Senior Discount Notes and related unamortized issuance costs. Holdings has fully and unconditionally guaranteed the Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis. Holdings is jointly and severally liable with GPC Capital Corp. II with respect to all obligations on the Senior Discount Notes (as herein defined) and GPC Capital Corp. II.

Description of Business

          The Company sells plastic packaging products principally to large, multinational companies in the food and beverage, household and personal care and automotive lubricants industries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Italy, Mexico, Poland, Spain, Turkey, the United Kingdom and the United States.

Revenue Recognition

          Sales are recognized as products are shipped and upon passage of title to the customer.

Cash and Cash Equivalents

          The Company considers cash and investments with a maturity of three months or less when purchased to be cash and cash equivalents.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


Inventories

          Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out ("FIFO") method (see Note 5).

Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Lease amortization is included in depreciation expense. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets.

Other Assets

          Other assets include debt issuance fees, goodwill, and other intangible assets. Debt issuance fees totaled $19.3 million and $24.0 million as of December 31, 2001 and 2000, respectively. These amounts are net of accumulated amortization of $17.8 million and $13.2 million as of December 31, 2001 and 2000, respectively. Amortization is computed by the effective interest method over the term of the related debt for debt issuance fees and by the straight-line method for goodwill, license fees and other intangible assets. The term used in computing amortization for goodwill is twenty years, and for license fees and other intangible assets, from three to ten years. Goodwill was $6.4 million and $17.6 million as of December 31, 2001 and 2000, respectively. These amounts are net of accumulated amortization of $3.5 million and $2.6 million as of December 31, 2001 and 2000, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. See Note 6.

Long-Lived Assets

          Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk involved. Enterprise goodwill not associated with assets being tested for impairment under SFAS 121 is evaluated based on a comparison of discounted future cash flows of the enterprise compared to the related net book value of the enterprise.

Derivatives

          On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was $13.5 million for the year ended December 31, 2001. Approximately 73% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. SFAS 133 defines new requirements for designation and documentation of hedging

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

          The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the year ended December 31, 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2001.

Foreign Currency Translation

          The Company uses the local currency as the functional currency for principally all foreign operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners' capital (deficit).

Comprehensive Income

          Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Statements of Partners' Capital (Deficit).

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

Management Option Plan

          The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees". SFAS 123, "Accounting For Stock Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The Company has elected to remain on its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123.

Postemployment Benefits

          The Company maintains a supplemental income plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $1.1 million and $1.0 million as of December 31, 2001 and 2000, respectively, were included in other non-current liabilities.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

          Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


New Accounting Pronouncements Not Yet Adopted

          On June 29, 2001, SFAS 142, "Goodwill and Other Intangible Assets", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. The Company is required to implement SFAS 142 on January 1, 2002. Management does not believe that adoption of SFAS 142 will have a significant impact on the Company's results of operations or financial position.

          On October 3, 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was approved by the FASB. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to implement SFAS 144 on January 1, 2002. Management does not believe that adoption of SFAS 144 will have a significant impact on the Company's results of operations or financial position.


2.       Recapitalization

          Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), (i) Holdings, (ii) the then owners of the Company (the "Graham Entities") and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP" and together with Investor LP, the "Equity Investors") agreed to a recapitalization of Holdings (the "Recapitalization"). Closing under the Recapitalization Agreement occurred on February 2, 1998 ("Closing").

          The principal components and consequences of the Recapitalization included the following:

o        A change in the name of Holdings to Graham Packaging Holdings Company;
o The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed
         "Graham Packaging Company, L.P.";
o The contribution by certain Graham Entities to the Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;
o        The initial borrowing by the Operating Company of $403.5 million
         (the "Bank Borrowings") in connection with the Senior Credit
         Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;
o The issuance of $225.0 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169.0 million aggregate principal amount at maturity) Senior Discount
         Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of notes;
o The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries;
o The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management);
o The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million;
o The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million;
o The repayment by the Graham Entities of amounts owed to Holdings under the $20.2 million promissory notes;
o The recognition of additional compensation expense under am equity appreciation plan;

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management;
o        The execution of various other agreements among the parties; and
o The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

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


3.       Acquisitions

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

       Current assets..............................    $2,831
       Property, plant and equipment...............     4,840
       Goodwill....................................     9,153
                                                        -----

       Total.......................................    16,824
       Less liabilities assumed....................     8,244
                                                       ------

       Net cost of acquisition.....................    $8,580
                                                       ======


Investment in Limited Partnership of PlasPET Florida, Ltd.

          On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%, for a total purchase price (including acquisition-related costs) of $3.3 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The original acquisition was recorded on July 6, 1999 under the purchase method of accounting and accordingly, the results of operations of the acquired operations are included in the financial statements of the Company beginning on July 6, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

       Current assets..............................    $  479
       Property, plant and equipment...............     4,689
       Other assets................................     1,052
       Goodwill....................................     4,032
                                                       ------

       Total.......................................    10,252
       Less liabilities assumed....................     6,906
                                                       ------

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


       Net cost of acquisition.....................    $3,346
                                                       ======

Purchase of additional 1% interest in Masko Graham

         On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham for a total interest of 51%. The total purchase price (including acquisition-related costs) for the entire 51% interest in the operating assets was $1.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 under the purchase method of accounting and accordingly, the results of operations of Masko Graham are consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. Goodwill is being amortized over 20 years on the straight-line basis. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

       Current assets..............................    $3,743
       Property, plant and equipment...............     8,210
       Goodwill....................................       954
                                                        -----

       Total.......................................    12,907
       Less liabilities assumed....................    11,474
                                                       ------

       Net cost of acquisition.....................   $ 1,433
                                                      =======


Pro Forma Information

          The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

                                    Year Ended December 31,
                                  ---------------------------
                            2001             2000              1999
                            ----             ----              ----
                                        (In thousands)
Net sales                 $925,782         $851,946          $746,808
Net loss                   (44,102)         (46,415)           (1,106)


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


4.       Accounts Receivable

          Accounts receivable are presented net of an allowance for doubtful accounts of $2.4 million and $1.2 million at December 31, 2001 and 2000, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

          The Company had sales to two customers which exceeded 10% of total sales in any of the past three years. The Company's sales to one customer were 17.4%, 11.7% and 8.7% for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, approximately 100% of the sales to this customer were made in North America. The Company's sales to another customer were 9.4%, 11.4% and 10.2% for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, approximately 66%, 32% and 2% of the sales to this customer were made in North America, Europe and Latin America, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001

5.       Inventories

          Inventories consisted of the following:

                                                  December 31,
                                                  ------------
                                               2001         2000
                                               ----         ----
                                                 (In thousands)
             Finished goods                  $43,403      $43,085
             Raw materials and parts          17,073       22,316
                                              ------       ------
                                             $60,476      $65,401
                                             =======      =======

6.       Impairment Charges

          During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Argentina (Latin America) - operating losses and cash flow deficits experienced, the loss or reduction of business and the severe downturn in the Argentine economy

o Italy (Europe) - operating losses and reduction of business, as well as the Company's commitment to a plan to sell these locations

o Certain plants in France (Europe) - the Company's commitment to a plan to sell or close these locations

o Bad Bevensen, Germany (Europe) - the Company's commitment to a plan to sell or close this location

o United Kingdom (Europe) - the Company's commitment to a plan to close this location

o Burlington, Canada (North America) - the Company's commitment to a plan to close this location

o Turkey (Europe) - a significant change in the ability to utilize certain assets

          During 2000, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o         United Kingdom (Europe) - operating losses experienced and projected

o Certain plants in France (Europe) - operating losses experienced and projected

o Anjou, Canada (North America) - operating losses experienced and projected

o Brazil (Latin America) - a significant change in the ability to utilize certain assets

          For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $4.1 million and $15.8 million for the years ended December 31, 2001 and 2000, respectively. For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $24.8 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively. These assets have a remaining carrying amount as of December 31, 2001 of $0.1 million. Similarly, the Company evaluated the recoverability of its enterprise goodwill, and consequently recorded impairment charges of $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the enterprise to projected discounted future cash flows of the enterprise.

          As of December 31, 2001, all of the assets in Italy and certain assets in France, Germany, the United Kingdom and Canada were held for disposal. Operating (loss) income for the United Kingdom for the three years ended December 31, 2001, 2000 and 1999 was $(3.7) million, $(9.1) million and $1.7 million, respectively. Operating loss for Italy for each of the three years ended December 31, 2001, 2000 and 1999 was $7.8 million, $1.5 million and $1.8 million, respectively. Discrete financial information is not available for the other locations whose assets are held for disposal.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


7.       Accrued Expenses

          Accrued expenses consisted of the following:

                                                         December 31,
                                                         ------------
                                                      2001         2000
                                                      ----         ----
                                                        (In thousands)

Accrued employee compensation and benefits           $23,930      $22,800
Accrued interest                                      12,361       14,962
Other                                                 43,090       29,398
                                                      ------      -------
                                                     $79,381      $67,160
                                                     =======      =======

          For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. For the year ended December 31, 2001, the Company incurred costs of employee termination benefits in Burlington, Canada of $0.9 million, which included the legal liability of severing 139 employees, in the United Kingdom of $0.6 million, which included the legal liability of severing 26 employees and in Bad Bevensen, Germany of $0.6 million, which included the legal liability of severing 22 employees. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits, (in thousands):


                                         Europe &
                                           North                        United
                                          America      Burlington,      Kingdom       Germany
                                         Reduction       Canada        Reduction     Reduction
                                          in Force      Shutdown       in Force       in Force        Total
                                         ---------      --------       ---------     ---------        -----

Reserves at December 31, 1999             $   --         $  --          $  --         $  --         $   --
Increase in reserves                       4,513            --             --            --          4,513
Cash payments                               (908)           --             --            --           (908)
                                           -----         -----          -----         -----          -----
Reserves at December 31, 2000              3,605            --             --            --          3,605
(Decrease) increase in reserves             (442)          895            595           564          1,612
Cash payments                             (2,756)           --           (595)           --         (3,351)
                                          ------         -----          -----         -----         ------
Reserves at December 31, 2001              $ 407         $ 895          $  --         $ 564         $1,866
                                          ======         =====          =====         =====         ======


8.       Debt Arrangements

          Long-term debt consisted of the following:

                                                      December 31,
                                                      ------------
                                                   2001          2000
                                                   ----          ----
                                                     (In thousands)

     Term loan                                  $ 526,950    $ 546,900
     Revolving loan                               125,000      125,500
     Revolving credit facilities                    5,111        5,805
     Senior Subordinated Notes                    225,000      225,000
     Senior Discount Notes                        151,638      136,680
     Capital leases                                16,041       17,849
     Other                                          2,651        2,445
                                                ---------    ---------
                                                1,052,391    1,060,179
     Less amounts classified as current            30,585       27,359
                                                ---------    ---------
                                               $1,021,806   $1,032,820
                                                =========    =========

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


          On February 2, 1998, as discussed in Note 2, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional term loan borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million (the "Term Loans" or "Term Loan Facilities"), a $155 million revolving credit facility (the "Revolving Credit Facility") and a $100 million growth capital revolving credit facility (the "Growth Capital Revolving Credit Facility" and, together with the Revolving Credit Facility, the "Revolving Credit Loans"). The unused availability of the revolving credit facilities under the Senior Credit Agreement and the Amendments at December 31, 2001 and 2000 was $129.5 million and $128.3 million, respectively. The obligations of the Operating Company under the Senior Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006.
The Revolving Credit Loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.25%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 amendment changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On December 31, 2001 the Company was in compliance with all covenants.

          Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement and Amendments.

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

          At December 31, 2001, the Operating Company had entered into three U.S. Dollar interest rate swap agreements that effectively fix the Eurocurrency Rate on $500 million of the term loans, on $200 million through April 9, 2002 at 5.8075%, on $100 million through April 9, 2003 at 5.77% and on $200 million through September 10, 2003 at 4.99%.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


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

          On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Senior Discount Old Notes") and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes"), and the Operating Company and GPC Capital Corp. I consummated exchange offers for all of their outstanding Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Senior Subordinated Old Notes" and, together with the Senior Discount Old Notes, the "Old Notes") and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Senior Subordinated Exchange Notes" and, together with the Senior Discount Exchange Notes, the "Exchange Notes"). Each issue of Exchange Notes has the same terms as the corresponding issue of Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and do not include the restrictions on transfer applicable to the Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

          The Company's weighted average effective rate on the outstanding borrowings under the Term Loans and Revolving Credit Loans was 4.70% and 9.77% at December 31, 2001 and 2000, respectively, excluding the effect of interest rate swaps.

          The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, French Francs and Italian Lira, with aggregate available borrowings at December 31, 2001 equivalent to $3.5 million. The Company's average effective rate on borrowings of $5.1 million on these credit facilities at December 31, 2001 was 11.64%. The Company's average effective rate on borrowings of $5.8 million on these credit facilities at December 31, 2000 was 9.53%.

          Interest paid during 2001, 2000 and 1999, net of amounts capitalized of $2.6 million, $4.2 million and $3.7 million, respectively, totaled $81.9 million, $90.6 million and $66.2 million, respectively.

          The annual debt service requirements of the Company for the succeeding five years are as follows: 2002--$30.6 million; 2003--$31.6 million; 2004--$220.1 million; 2005--$67.5 million; and 2006--$245.0 million.


9.       Fair Value of Financial Instruments and Derivatives

          The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

          The fair values of these financial instruments approximate their carrying amounts.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


Long-Term Debt

          The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes the Senior Discount Notes and $150 million of Senior Subordinated Notes and totaled approximately $301.6 million and $286.7 million at December 31, 2001 and 2000, respectively. The fair value of this long-term debt, including the current portion, was approximately $247.5 million and $140.7 million at December 31, 2001 and 2000, respectively.

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

          Interest rate swap agreements are used to hedge exposure to interest rates associated with the Company's Senior Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swaps are recorded on the balance sheet in accrued expenses and other non-current liabilities at fair value. The effective portion of cash flow hedges are recorded in OCI.

          The following table presents information for all interest rate swaps. The notional amount does not necessarily represent amounts exchanged by the parties and, therefore is not a direct measure of the Company's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

                                                     December 31,
                                                     ------------
                                                  2001          2000
                                                  ----          ----
                                                    (in thousands)
Notional amount                                 $500,000      $450,000
Fair value - (liability)/asset                   (13,145)          392

          Derivatives are an important component of the Company's interest rate management program, leading to acceptable levels of variable interest rate risk. Due to sharply declining interest rates in 2001, the effect of derivatives was to increase interest expense by $7.0 million compared to an entirely unhedged variable rate debt portfolio. Their incremental effect on interest expense for 2000 and 1999 was not significant.

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

          Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2001. At December 31, 2000 the Company had foreign currency forward exchange contracts totaling $2.2 million with a fair value of $2.4 million.

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


10.      Lease Commitments

          The Company was a party to various leases involving real property and equipment during 2001, 2000 and 1999. Total rent expense for operating leases amounted to $24.0 million in 2001, $19.9 million in 2000 and $15.6 million in 1999. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2001 are as follows: 2002--$15.4 million; 2003--$14.1 million; 2004--$11.4 million; 2005--$6.2 million;
2006--$5.3 million; and thereafter--$23.6 million. Minimum future lease obligations on capital leases in effect at December 31, 2001 are as follows:
2002--$1.7 million; 2003--$1.9 million; 2004--$1.9 million; 2005--$2.2 million; 2006--$2.0 million; and thereafter--$6.3 million. The gross amount of assets under capital leases was $20.3 million and $20.5 million as of December 31, 2001 and 2000, respectively.


11.      Transactions with Affiliates

          Transactions with entities affiliated through common ownership included the following:


                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    2001         2000         1999
                                                                    ----         ----         ----
                                                                            (In thousands)

Equipment purchases from affiliates                               $10,269       $ 8,451      $20,367

Goods purchased from affiliates                                   $ 1,066       $   --       $    --

Management services provided by affiliates, including
  management, legal, tax, accounting, insurance, treasury
  and employee benefits administration services                   $ 2,034       $ 2,020      $ 2,028

Management services provided and sales to Graham
  Engineering Corporation, including engineering services
  and raw materials                                               $     2       $    51      $ 2,453

Loans to Management for equity contribution                       $ 1,146       $ 1,147      $    --

Interest income on notes receivable from owners                   $   150       $    --      $    --


           Account balances with affiliates include the following:


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                               2001       2000
                                                                               ----       ----
                                                                                (In thousands)

Accounts receivable                                                          $   --     $   95
Accounts payable                                                             $1,964     $  270
Notes and interest receivable for ownership interests                        $2,443     $1,147


12.      Pension Plans

          Substantially all employees of the Company participate in noncontributory, defined benefit or defined contribution pension plans.

          The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company's policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


prior service costs over a period of ten years. U.S. plan assets consist of a diversified portfolio including U.S. Government securities, certificates of deposit issued by commercial banks and domestic common stocks and bonds.

          The following table sets forth the change in the Company's benefit obligation and pension plan assets at market value for the years ended December 31, 2001 and 2000:

                                                                                 2001               2000
                                                                                 ----               ----
Change in benefit obligation:                                                        (In thousands)
-----------------------------
Benefit obligation at beginning of year                                       $(37,606)         $(33,375)
Service cost                                                                    (2,804)           (2,731)
Interest cost                                                                   (2,668)           (2,319)
Benefits paid                                                                      812               592
Employee contributions                                                            (167)             (230)
Change in benefit payments due to experience                                      (414)              (89)
Effect of exchange rate changes                                                    497               754
Curtailments                                                                       123                --
(Increase) decrease in benefit obligation due to change in discount             (2,668)            1,607
  rate
Decrease (increase) in benefit obligation due to plan experience                 1,365              (949)
Increase in benefit obligation due to plan change                                 (238)             (866)
                                                                               -------           -------
Benefit obligation at end of year                                              (43,768)          (37,606)

Change in plan assets:
----------------------
Plan assets at market value at beginning of year                                33,498            32,051
Actual return on plan assets                                                    (2,599)             (573)
Foreign currency exchange rate changes                                            (426)             (704)
Employer contribution                                                            3,783             3,084
Employee contribution                                                              167               230
Benefits paid                                                                     (807)             (590)
                                                                                ------            ------
Plan assets at market value at end of year                                      33,616            33,498

Funded status                                                                  (10,152)           (4,108)
Unrecognized net actuarial gain (loss)                                           6,571              (391)
Unrecognized prior service cost                                                  1,701             1,851
                                                                               -------           -------
Net amount recognized                                                          $(1,880)         $ (2,648)
                                                                              ========          ========

Amounts recognized in the statement of financial position consist of:
   Prepaid benefit cost                                                        $    --          $    497
   Accrued benefit liability                                                    (4,888)           (3,145)
   Intangible asset                                                              1,071                --
   Accumulated other comprehensive income                                        1,937                --
                                                                              --------           -------
Net amount recognized                                                          $(1,880)          $(2,648)
                                                                              ========           =======

          The net amount recognized of $1.9 million at December 31, 2001 consists of $3.4 million accrued pension expense, $1.0 million intangible asset, and $1.2 million accumulated other comprehensive income for the United States plan, $0.6 million accrued pension expense, $0.1 million intangible assets and $0.7 million accumulated other comprehensive income for the Canadian plan, $0.1 million accrued pension expense for the United Kingdom plan, and $0.8 million accrued pension expense for the German plan. The net amount recognized of $2.6 million at December 31, 2000 consists of $2.1 million accrued pension expense for the U.S. plan, $0.2 million accrued pension expense for the United Kingdom plan, $0.8 million accrued pension expense for the German plan and $0.5 million prepaid pension asset for the Canadian plan.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001

                                                                      Actuarial Assumptions
                                                                      ---------------------

                                                                                     United
                                                       U.S.           Canada         Kingdom       Germany
                                                       ----           ------         -------       -------
Discount rate  - 2001                                  7.25%          6.50%           5.50%         6.00%
               - 2000                                  7.75%          7.00%           5.50%         6.00%
               - 1999                                  7.50%          7.00%           5.50%         6.00%

Long-term rate of return on plan assets - 2001         9.00%          8.00%           7.75%          N/A
                                        - 2000         9.00%          8.00%           7.75%          N/A
                                        - 1999         8.00%          8.00%           8.00%          N/A

Weighted average rate of increase for future
  Compensation levels  - 2001                          4.75%          5.00%           4.00%         3.00%
                       - 2000                          5.00%          5.00%           4.00%         3.00%
                       - 1999                          5.00%          5.00%           4.25%         3.00%


          The Company's net pension cost for its defined benefit pension plans includes the following components:


                                                      Year Ended December 31,
                                                      -----------------------
                                                   2001         2000        1999
                                                   ----         ----        ----
                                                           (In thousands)
Service cost                                    $ 2,804       $ 2,731     $ 2,739
Interest cost                                     2,668         2,319       1,975
Net investment return on plan assets                318          (153)     (3,293)
Curtailment loss                                    310            --          --
Net amortization and deferral                    (3,054)       (2,497)      1,365
                                                 -------      -------       -----

Net periodic pension costs                      $ 3,046       $ 2,400     $ 2,786
                                                =======       =======     =======


          The Company sponsors a defined contribution plan under Internal Revenue Code Section 401(k) which covers all hourly and salaried employees other than employees represented by a collective bargaining unit. The Company also sponsored other defined contribution plans under collective bargaining agreements. The Company's contributions are determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for these plans for 2001, 2000 and 1999 were $1.1 million, $1.0 million and $0.9 million, respectively.


13.      Partners' Capital

          Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to "Graham Packaging Company." Upon the Closing of the Recapitalization, the name of Holdings was changed to "Graham Packaging Holdings Company." Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined below).

          As contemplated by the Recapitalization Agreement, upon the Closing, Graham Capital and its successors or assigns, Graham Family Growth Partnership, Graham Packaging Corporation ("Graham GP Corp"), Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the "Holdings Partnership Agreement"). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. ("Graham LP") and Investor LP.

          Capital Accounts. A capital account is maintained for each partner on the books of the Company. The Holdings Partnership Agreement provides that at no time during the term of the partnership or upon dissolution and

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


liquidation thereof shall a limited partner with a negative balance in its capital account have any obligation to Holdings or the other partners to restore such negative balance. Items of partnership income or loss are allocated to the partners' capital accounts in accordance with their percentage interests except as provided in Section 704(c) of the Internal Revenue Code with respect to contributed property where the allocations are made in accordance with the U.S. Treasury regulations thereunder.

          Distributions. The Holdings Partnership Agreement requires certain tax distributions to be made if and when the Company has taxable income. Other distributions shall be made in proportion to the partners' respective percentage interests.

          Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, in connection with an IPO Reorganization (as defined below) and the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

          If either Graham GP Corp. and/or Graham LP (individually "Continuing Graham Partner" and collectively the "Continuing Graham Partners") wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Partners shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

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

          IPO Reorganization. "IPO Reorganization" means the transfer of all or substantially all of Holdings' assets and liabilities to GPC Capital Corporation II ("CapCo II") in contemplation of an initial public offering of the shares of common stock of CapCo II. The Holdings Partnership Agreement provides that, without the approval of each general partner, the IPO Reorganization may not be effected through any entity other than CapCo II.


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

          The exercise price per Unit shall be at or above the fair market value of the 0.01% interest of Holdings on the date of the grant. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


Plan is intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

          A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. During 1999, 22.8 Unit Options were forfeited and 123.7 were granted. During 2000, 13.8 Unit Options were forfeited and none were granted. During 2001 51.1 Unit Options were forfeited and 46.0 were granted. As of December 31, 2001, 481.1 Unit Options were outstanding at an exercise price of $25,789 per unit and 245.6 of the Options outstanding were vested.

          The Company applies APB 25 in accounting for the Option Plan. The exercise price of the Unit was equal to or greater than the fair market value of the 0.01% interest of Holdings on the date of the grant and, accordingly no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income (loss) for 2001, 2000 and 1999 would have been reflected as follows (in thousands):


                                                                 Year Ended December 31,
                                                                 -----------------------

                                                       2001                 2000                1999
                                                       ----                 ----                ----
   As reported                                     $ (43,970)           $ (45,637)            $ 1,255
   Pro forma                                         (44,223)             (46,150)                727


          The fair value of each Unit Option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 2001: pay out yield 0%, expected volatility of 0%, risk free interest rate of 4.22%, and expected life of 4.5 years; and in 1999: pay out yield 0%, expected volatility of 0%, risk free interest rate of 4.57%, and expected life of 3.6 years.


15.      Special Charges and Unusual Items

          The special charges and unusual items were as follows:

                                                             Year Ended December 31,
                                                             -----------------------

                                                         2001           2000         1999
                                                         ----           ----         ----
                                                                 (In thousands)

Restructuring of facilities                               $  --       $   --       $  552
System conversion                                            --           --        1,304
Recapitalization compensation                               147        1,118        2,669
Aborted acquisition costs                                    --           --           28
                                                          -----       ------       ------
                                                          $ 147       $1,118       $4,553
                                                          =====       ======       ======

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

          Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2). These expenses have been fully recognized over the three years from the date of the Recapitalization.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


16.      Other Expense (Income)

          Other expense (income) consisted of the following:


                                                            Year Ended December 31,
                                                    2001            2000           1999
                                                    ----            ----           ----
                                                               (In thousands)
Foreign exchange (gain) loss                       $(176)           $240         $(333)
Equity in loss (earnings) of joint ventures          246             (63)         (231)
Other                                                129              88          (165)
                                                    ----            ----         ------
                                                    $199            $265         $(729)
                                                    ====            ====         ======


17.      Income Taxes

          Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $271.7 million at December 31, 2001 and $347.5 million at December 31, 2000.

          Income of certain legal entities related principally to the foreign operations of the Company is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:


                                                                                           December 31,
                                                                                           ------------
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                          (In thousands)
Deferred tax assets:
  Net operating loss carryforwards                                                    $ 31,867         $ 27,541
  Fixed assets, principally due to differences in depreciation and assigned
    values                                                                               7,703            2,567
  Accrued retirement indemnities                                                         1,069              991
  Inventories                                                                              434              766
  Accruals and reserves                                                                    383              810
  Capital leases                                                                           431              501
  Other items                                                                              300              102
                                                                                      --------         --------
Gross deferred tax assets                                                               42,187           33,278
Valuation allowance                                                                    (34,565)         (26,729)
                                                                                      --------         --------
Net deferred tax assets                                                                  7,622            6,549

Deferred tax liabilities:
  Fixed assets, principally due to differences in depreciation and assigned
    values                                                                               8,025            8,049
  Goodwill                                                                                  --               93
  Other items                                                                              143               --
                                                                                       -------         --------

Gross deferred tax liabilities                                                           8,168            8,142
                                                                                       -------         --------

Net deferred tax liabilities                                                           $   546         $  1,593
                                                                                       =======         ========

          Current deferred tax assets of $0.3 million in 2001 and $0.05 million in 2000 are included in prepaid expenses and other current assets. Non-current deferred tax assets of $0.2 million in 2001 and none in 2000 are included in other assets. Current deferred tax liabilities of $0.1 million in 2001 and $0.3 million in 2000 are included in accrued expenses. Non-current deferred tax liabilities of $1.0 million in 2001 and $1.3 million in 2000 are included in other non-current liabilities.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


          The valuation allowance reduces the Company's deferred tax assets to an amount that Management believes is more likely than not to be realized.

          The 2001 provision for income taxes is comprised of $1.2 million of current provision and $0.9 million of deferred benefit. The amounts relate entirely to the Company's foreign legal entities.

          The difference between the 2001 actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                 2001               2000              1999
                                                                 ----               ----              ----
                                                                               (In thousands)

Taxes at U.S. federal statutory rate                          $(15,284)          $(15,818)           $1,323
Partnership income not subject to federal income                   281              4,146            (1,178)
  taxes
Foreign loss without current tax benefit                        15,260             11,926             2,050
Other                                                               46                188               331
                                                              --------           --------            ------
                                                              $    303           $    442            $2,526
                                                              ========           ========            ======

          At December 31, 2001, the Company's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $87.6 million, for which no benefit has been recognized. Of this amount, $17.2 million related to carryforwards that will expire, if unused, at various dates ranging from 2002 to 2006 and the remaining carryforwards have no expiration date.

          At December 31, 2001, the unremitted earnings of non-U.S. subsidiaries totaling $8.2 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $0.4 million of withholding taxes would apply.


18.      Commitments

          In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $26.8 million at December 31, 2001.


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


20.       Segment Information

          The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. The accounting policies of the segments are consistent with those described in Note 1. The Company's measure of profit or loss is operating income (loss).


                                                                          (In thousands)

                                                         North                     Latin
                                               Year     America      Europe       America     Eliminations    Total
                                               ----     -------      ------       -------     ------------    -----

Net sales                                      2001     $742,450     $154,268      $26,350                   $923,068
                                               2000      667,301      146,189       29,192         (131)      842,551
                                               1999      566,202      140,892       24,492                    731,586

Special charges and unusual items              2001         $147          $--          $--                       $147
                                               2000        1,118           --           --                      1,118
                                               1999        3,750          848         (45)                      4,553

Operating income (loss)                        2001      $98,756    $(37,707)     $(5,547)                    $55,502
                                               2000       90,296     (32,009)      (2,147)                     56,140
                                               1999       92,962      (4,250)        1,372                     90,084

Depreciation and amortization                  2001      $62,584      $10,800       $2,960                    $76,344
                                               2000       56,518       10,959        3,381                     70,858
                                               1999       44,023       11,294        2,679                     57,996

Impairment charges                             2001       $1,135      $31,274       $5,579                    $37,988
                                               2000          461       18,539        2,056                     21,056
                                               1999           --           --           --                         --

Interest expense (income), net                 2001      $96,639       $1,326         $475                    $98,440
                                               2000      100,667          878          148                    101,693
                                               1999       88,142        (629)         (39)                     87,474

Income tax (benefit) expense                   2001       $(998)         $586         $715                       $303
                                               2000           53          542        (153)                        442
                                               1999          521          859        1,146                      2,526

Identifiable assets                            2001     $842,888     $144,106      $27,935    $(256,368)     $758,561
                                               2000      843,908      170,939       39,763     (233,311)      821,299
                                               1999      724,985      169,028       43,545     (196,309)      741,249

Capital expenditures, excluding acquisitions   2001      $46,242      $23,683       $4,390                    $74,315
                                               2000      128,370       32,729        2,330                    163,429
                                               1999      137,825       31,381        1,766                    170,972

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  NOTES TO FINANCIAL STATEMENTS - Continued
                               DECEMBER 31, 2001


Product Net Sales Information

          The following is supplemental information on net sales by product category (in millions):

                        Food and        Household and
                        Beverage        Personal Care       Automotive        Total
                        --------        -------------       ----------        -----


        2001             $511.6             $208.5             $203.0        $923.1
        2000              416.2              210.6              215.8         842.6
        1999              333.4              187.5              210.7         731.6


21.      Subsequent Events

          During the first quarter of 2002, the Company accepted an offer to sell the land and building at its plant in Burlington, Canada. The resulting gain is expected to be approximately $3.2 million. Also during the first quarter of 2002, the Company announced a second quarter closing of its operation located in Wrexham, Wales, United Kingdom and the sale of its Italian operations. The resulting gains or losses are not expected to be significant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


                                   PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

          The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and Holdings and their respective ages and positions at December 31, 2001 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are to positions with the Operating Company. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."



Name                        Age             Position
----                        ---             --------

Philip R. Yates             54    Chief Executive Officer
Roger M. Prevot             43    President and Chief Operating Officer
John E. Hamilton            43    Chief Financial Officer of the Operating
                                    Company; Chief Financial Officer, Assistant
                                    Treasurer and Assistant Secretary of
                                    Holdings
G. Robinson Beeson          54    Senior Vice President and General Manager,
                                    Automotive and Latin America
Scott G. Booth              45    Senior Vice President and General Manager,
                                    Household & Personal Care and Canada
John A. Buttermore          55    Vice President and General Manager, Food &
                                    Beverage
George M. Lane              58    Senior Vice President, Global People
                                    Resources
Ashok Sudan                 49    Vice President and General Manager, Europe
Jay W. Hereford             51    Vice President, Finance and Administration of
                                    the Operating Company; Assistant Treasurer
                                    and Assistant Secretary of Holdings
Donald C. Graham            69    Chairman, Advisory Committee of Holdings
William H. Kerlin, Jr.      51    Vice Chairman, Advisory Committee of Holdings
Chinh E. Chu                35    Member, Advisory Committee of Holdings; Vice
                                    President, Secretary and Assistant
                                    Treasurer of Holdings
Howard A. Lipson            38    Member, Advisory Committee of Holdings;
                                    President, Treasurer and Assistant
                                    Secretary of Holdings
David A. Stonehill          33    Member, Advisory Committee of Holdings; Vice
                                    President, Assistant Treasurer and
                                    Assistant Secretary of Holdings

          Philip R. Yates has served as Chief Executive Officer since February 2000. From February 1998 until February 2000 Mr. Yates served as the Chief Executive Officer and President. Prior to February 1998, Mr. Yates served as President and Chief Operating Officer.

          Roger M. Prevot has served as President and Chief Operating Officer since February 2000. From February 1998 to February 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage. Prior to February 1998, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage.

          John E. Hamilton has served as Chief Financial Officer since January 1999. From February 1998 to January 1999, Mr. Hamilton served as Senior Vice President or Vice President, Finance and Administration. Prior to February 1998, Mr. Hamilton served as Vice President, Finance and Administration, North America. Since the Recapitalization, Mr. Hamilton has served as Chief Financial Officer, Assistant Treasurer and Assistant Secretary of Holdings.

          G. Robinson Beeson has served as Senior Vice President or Senior Vice President and General Manager, Automotive and Latin America, Senior Vice President and General Manager, Automotive or Vice President and General Manager, Automotive since February 1998. Prior to February 1998, Mr. Beeson served as Vice President and General Manager, U.S. Automotive.

          Scott G. Booth has served as Senior Vice President and General Manager, Household and Personal Care since February 1998. Prior to February 1998, Mr. Booth served as Vice President and General Manager, U.S. Household and Personal Care.

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

          Ashok Sudan has served as Vice President and General Manager, Europe since September 1, 2000. Prior to September 1, 2000, Mr. Sudan served as Vice President Operations, Food & Beverage/PET; a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing. Mr. Sudan has been with the Company and predecessor companies since 1977.

          Jay W. Hereford has served as Vice President, Finance and Administration since November 1998. Prior to joining the Company, Mr. Hereford served as Vice President, Treasurer and Chief Financial Officer of Continental Plastic Containers, Inc. from 1992 to November 1998. Since November 1998, Mr. Hereford has served as Assistant Treasurer and Assistant Secretary of Holdings.

          Donald C. Graham has served as Chairman of the Advisory Committee since February 1998. Prior to February 1998, Mr. Graham served as Chairman.

          William H. Kerlin, Jr. has served as Vice Chairman of the Advisory Committee since February 1998. Prior to February 1998, Mr. Kerlin served in several positions, including Vice Chairman and Chief Executive Officer.

          Chinh E. Chu is a Senior Managing Director of Blackstone, which he joined in 1990. Mr. Chu has served as a member of the Advisory Committee since the Recapitalization. Mr. Chu currently serves on the Boards of Directors of Prime Succession Inc., Rose Hills Co. and Haynes International, Inc. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Holdings.

          Howard A. Lipson is a Senior Managing Director of Blackstone. Since joining Blackstone in 1988, Mr. Lipson has been responsible for and involved in the execution of Blackstone's purchase of Six Flags (a joint venture with TimeWarner), the acquisition of Graham Packaging Company, and Blackstone's investments in Universal Orlando, Allied Waste Industries, Volume Services America, Ritvik Toys, UCAR, US Radio and Transtar among others. He currently serves as Director of AMF, Allied Waste Industries, Volume Services America, Rose Hills, Prime Succession, Ritvik Toys and Universal Orlando. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. Mr. Lipson graduated with honors from the Wharton School of the University of Pennsylvania. Since the Recapitalization, Mr. Lipson has served as President, Treasurer and Assistant Secretary of Holdings.

          David A. Stonehill is a Principal of Blackstone, which he joined in May 2000. Mr. Stonehill has served as a Member of the Advisory Committee since July 2000. Prior to joining Blackstone, Mr. Stonehill was a Senior Vice President at Chartwell Investments Inc., where he had worked from September 1996. Since July 2000, Mr. Stonehill has served as Vice President, Assistant Treasurer and Assistant Secretary of Holdings.

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


Item 11. Executive Compensation

          The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999, and their respective titles at December 31, 2001. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain and motivate all employees. From time to time, the compensation committee will review the Company's compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2000, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company's compensation structure.

                                                     Summary Compensation Table

                                                    Annual Compensation                        Long-Term Compensation
                                                    -------------------                        ----------------------
                                                                                           Awards                   Payouts
                                                                                           ------                   -------
                                                            (1)                                                              (2)
                                                                        Other     Restricted    Securities                   All
                                                           Bonus       Annual       Stock       Underlying      LTIP        Other
    Name and Principal Position       Year     Salary      Earned       Comp.       Awards        Options      Payouts      Comp.
    ---------------------------       ----     ------      ------       -----       ------        -------      -------      -----

Philip R. Yates                       2001      435,011     630,766      -0-          -0-           -0-          -0-        4,260
Chief Executive Officer               2000      397,070         -0-      -0-          -0-           -0-          -0-        4,258
                                      1999      310,978     315,000      -0-          -0-          13.6          -0-        4,417

Roger M. Prevot                       2001      315,672     400,380      -0-          -0-          14.0          -0-        3,600
President and Chief Operating         2000      285,427         -0-      -0-          -0-           -0-          -0-        3,843
Officer (3)                           1999      202,999     205,000      -0-          -0-           9.3          -0-        3,606

John E. Hamilton                      2001      219,154     231,635      -0-          -0-           -0-          -0-        3,774
Chief Financial Officer               2000      201,966         -0-      -0-          -0-           -0-          -0-        3,752
                                      1999      171,098     175,000      -0-          -0-          18.7          -0-        3,553

Ashok Sudan                           2001      172,022     240,000      -0-          -0-           -0-          -0-        3,803
Vice President and General            2000      163,380         -0-      -0-          -0-           -0-          -0-        3,782
Manager, Europe                       1999      152,246      75,000      -0-          -0-           -0-          -0-        3,627

John A. Buttermore                    2001      177,565     240,000      -0-          -0-           -0-          -0-        4,231
Vice President and General            2000      171,301         -0-      -0-          -0-           -0-          -0-        3,906
Manager, Food & Beverage              1999      151,104      65,000      -0-          -0-           -0-          -0-       72,007


1) Represents bonus earned in the current year and paid in March of the following year under the Company's annual discretionary bonus plan.
2) Represents contributions to the Company's 401(k) plan, amounts attributable to group term life insurance and payment of relocation costs.
3) Roger M. Prevot has served as President and Chief Operating Officer since February 8, 2000. Prior to February 8, 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food & Beverage.

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


Supplemental Income Plan

          Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the "SIP"). Upon the Closing, the Operating Company assumed Graham Engineering's obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit (although such benefit would not begin until Mr. Yates attained age
65). In the event that Mr. Yates were to retire prior to attaining age 55 (the benefit would still commence at age 65), then the annuity payments would be reduced. In the event the Company terminates Mr. Yates' employment without "just cause" (as defined in the SIP), then upon attaining age 65, he would receive the full annuity without reduction. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.


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

          A committee (the "Committee") has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. No suspension, termination or amendment of or to the Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.

          The following table sets forth certain information with respect to Options granted to the Named Executive Officers for the year ended December 31, 2001.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                            Potential Realizable
                                                                              Value at Assumed
                                                                            Annual Rates Of Stock     Alternative:
                                                                           Price Appreciation For      Grant Date
                          Individual Grants                                      Option Term             Value
                          -----------------                                      -----------             -----

                                      Percent of
                                        total
                       Number of       Options
                       Securities     Granted to   Exercise
                       Underlying     Employees     or Base                                            Grant Date
                        Options       In Fiscal      Price     Expiration                               Present
        Name           Granted (#)      Year        ($/Sh)        Date         5%($)       10%($)       Value $
        ----           -----------      ----        ------        ----        ------       -------      -------

Roger M. Prevot           14.0         30.4%       $25,789       4/1/10      $200,000     $490,000        N/A
President and Chief
Operating Officer


          The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 2001.




                   TOTAL OPTION GRANTS AT DECEMBER 31, 2001

                                                 Number of
                                                 Securities         Value of      Options at End
                                                 Underlying      Unexercised In   of Fiscal Year
                                                Unexercised        the Money        Exercisable
                                               Options at End       Options       ---------------
     Name                                      of Fiscal Year    --------------
     ----                                      --------------

Philip R. Yates                                     77.4              $ 0              43.7
Chief Executive Officer

Roger M. Prevot                                     66.7              $ 0              29.8
President and Chief Operating Officer







John E. Hamilton                                    48.5              $ 0              25.4
Chief Financial Officer

Ashok Sudan                                         12.8              $ 0               7.7
Vice President and General Manager, Europe

John A. Buttermore                                  8.5               $ 0               4.3
Vice President and General Manager, Food &
Beverage



Pension Plans

          In the year ended December 31, 2001, the Company sponsored a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 12 of the Notes to Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2001.

          The following table shows estimated annual benefits upon retirement under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

                              Pension Plan Table


                                           Years of Service
Remuneration             15             20            25           30           35
------------             --             --            --           --           --

$ 125,000               $26,651      $35,535       $44,418      $53,302      $54,864
  150,000                32,651       43,535        54,418       65,302       67,177
  175,000                38,651       51,535        64,418       77,302       79,489
  200,000                44,651       59,535        74,418       89,302       91,802
  225,000                50,651       67,535        84,418      101,302      104,114
  250,000                56,651       75,535        94,418      113,302      116,427
  300,000                68,651       91,535       114,418      137,302      141,052
  400,000                92,651      123,535       154,418      185,302      190,302
  450,000               104,651      139,535       174,418      209,302      214,927
  500,000               116,651      155,535       194,418      233,302      239,552

          Note: The amounts shown are based on 2001 covered compensation of $37,212 for an individual born in 1936. In addition, these figures do not reflect the salary limit of $170,000 and benefit limit of $140,000 under the plan's normal form in 2001.



          The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2001 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 30 years; Roger M. Prevot, 14 years; John E. Hamilton, 18 years; Ashok Sudan, 25 years; and John A. Buttermore, 3 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the Pension Plan Table are not subject to deduction for Social Security or other offset amounts.


401(k) Plan

          During 2001 the Company also sponsored a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 2001, 2000, and 1999 were $1,111,000, $1,009,000, and $875,000, respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the limited partnership and general partnership interests in the Issuers, as of the date hereof, by (i) each person who is known by the Issuers to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings and each of the executive officers of the Operating Company and (iii) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company as a group. For a more detailed discussion of certain ownership interests following the Recapitalization, see "Business--The Recapitalization" (Item 1) and "Certain Relationships and Related Party Transactions" (Item 13).


                                           Name and Address                                           Percentage
Issuer                                     of Beneficial Owner               Type of Interest          Interest
------                                     -------------------               ----------------          --------
Graham Packaging Company, L.P.             Holdings                          Limited Partnership          99%
                                           Opco GP (1)                       General Partnership           1%

GPC Capital Corp. I                        Operating Company                 Common Stock                100%

Graham Packaging Holdings Company          Investor LP (2)                   Limited Partnership          81%
                                           Investor GP (2)                   General Partnership           4%
                                           GPC Holdings, L.P. (3)            Limited Partnership          14%
                                           Graham Packaging Corporation (3)  General Partnership           1%

GPC Capital Corp. II                       Holdings                          Common Stock                100%


(1)       Opco GP is a wholly owned subsidiary of Holdings.

(2) Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman and Howard A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Executive Compensation--Management Awards." In addition, an affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers of the Old Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.

(3) GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham family. The address of both is c/o Graham Capital Company, 1420 Sixth Avenue, York, Pennsylvania 17403.

Item 13. Certain Relationships and Related Transactions

          The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. Copies of the Recapitalization Agreement, the Consulting Agreement, the Equipment Sales Agreement and the Partners Registration Rights Agreement are exhibits to this Annual Report on Form 10-K.


Transactions with Graham Entities and Others

          Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $10.3 million, $8.5 million and $20.4 million for such services and equipment for the years ended December 31, 2001, 2000 and 1999, respectively.

          Innopak, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods to the Company. The Company paid Innopak, S.A. approximately $1.1 million for such goods for the year ended December 31, 2001.

          The Company has provided certain services to Graham Engineering. Graham Engineering paid the Company approximately $2.5 million for such services for the year ended December 31, 1999.

          Graham Family Growth Partnership has supplied management services to the Company since the Recapitalization. The Company paid Graham Family Growth Partnership approximately $1.0 million for such services for each of the three years ended December 31, 2001, 2000 and 1999.

          Blackstone has supplied management services to the Company since the Recapitalization. The Company paid Blackstone approximately $1.0 million for such services for each of the three years ended December 31, 2001, 2000 and 1999.

          An affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12). Bankers Trust Company, an affiliate of DB Alex. Brown LLC and its affiliate, acted as administrative agent and provided a portion of the financing under the Senior Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

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

          Ownership percentage interests in Holdings as set forth in Item 12 were unchanged following the equity increases. The Company loaned Management the funds required (approximately $1.1 million for each equity increase) to cover Management's portion of the equity contribution.

          Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6.75 million. Pursuant to the Purchase Agreement, the Initial Purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3.99 million. Pursuant to the Purchase Agreement, the Issuers also reimbursed the Initial Purchasers for certain expenses.

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

          As contemplated by the Recapitalization Agreement, upon the Closing, Graham Capital and its successors or assigns, Graham Family Growth Partnership, Graham GP Corp., Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the "Holdings Partnership Agreement"). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. and Investor LP.

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

          Exculpation and Indemnification. The Holdings Partnership Agreement provides that no general partner nor any of its affiliates, nor any of its respective partners, shareholders, officers, directors, employees or agents, shall be liable to Holdings or any of the limited partners for any act or omission, except resulting from its own willful misconduct or bad faith, any breach of its duty of loyalty or willful breach of its obligations as a fiduciary or any breach of certain terms of the Holdings Partnership Agreement. Holdings shall indemnify the general partners and their affiliates, and their respective partners, shareholders, officers, directors, employees and agents, from and against any claim or liability of any nature arising out of the assets or business of Holdings.

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

          If any Continuing Graham Partner wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Entities shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Entities to include in such sale or transfer a proportionate percentage of their partnership interests.

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

          Tax Distributions. The Holdings Partnership Agreement requires certain tax distributions to be made.


Partners Registration Rights Agreement

          Pursuant to the Recapitalization Agreement, upon the Closing, Holdings, CapCo II, the Continuing Graham Entities, the Equity Investors and Blackstone entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Continuing Graham Entities and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless Blackstone and its affiliates are selling their shares in such offering) and (ii) to the Equity Investors, Blackstone and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Continuing Graham Entities, the Equity Investors, Blackstone and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See "The Partnership Agreements--The Holdings Partnership Agreement."


Certain Business Relationships

          Equipment Sales Agreement. Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Engineering entered into the Equipment Sales, Service and Licensing Agreement ("Equipment Sales Agreement"), which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering's larger-sized proprietary extrusion blow molding wheel systems ("Graham Wheel Systems"), at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties, (ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions set forth in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of the Closing and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic bottles representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. After December 31, 1998, either party to this agreement may terminate the other party's right to receive consulting services. Effective January 21, 2000 Holdings terminated Graham Engineering's rights to receive consulting services from Holdings.

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

2.2 - Purchase Agreement dated January 23, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, L.P., GPC Capital Corp. I, GPC Capital Corp. II, DB Alex. Brown LLC and an afiliate,
          Lazard Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

Exhibit
Number           Description of Exhibit
------           ----------------------

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

4.6 - Registration Rights Agreement dated as of February 2, 1998 among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and DB Alex. Brown
          LLC and an affiliate, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form
          S-4 (File No. 333-53603-03)).

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

4.10 - Registration Rights Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, GPC Capital Corp. II, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc. relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.1 - Credit Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, L.P., GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

Exhibit
Number           Description of Exhibit
------           ----------------------

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

10.6 - Registration Rights Agreement by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP/Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

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

21.1    - Subsidiaries of Graham Packaging Holdings Company.

24      - Power of Attorney--see page 75 of Form 10-K.

Exhibit
Number           Description of Exhibit
------           ----------------------

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


(c)      Reports on Form 8-K

          No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2001.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, in York, Pennsylvania, on March 28, 2002.


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

                               POWER OF ATTORNEY

          We, the undersigned officers of BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, and directors of BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as the general partner of Graham Packaging Holdings Company, do hereby constitute and appoint Philip R. Yates and John E. Hamilton, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of March, 2002 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:


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

                                                                    SCHEDULE I

                       GRAHAM PACKAGING HOLDINGS COMPANY
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                (In thousands)
                                                                       December 31,
                                                                       ------------
BALANCE SHEET                                                 2001                     2000
-------------                                                 ----                     ----
Assets
Current assets                                              $   --                  $   --
Intangible assets, net                                       4,068                    4,494
                                                             -----                    -----
     Total assets                                           $4,068                   $4,494
                                                            =======                  =======
Liabilities and partners' capital
Current liabilities                                         $6,993                   $6,993
Long-term debt                                             151,639                  136,680
Investment in subsidiary                                   330,490                  325,200
                                                           --------                 -------
     Total liabilities                                     489,122                  468,873
     Partners' capital                                    (485,054)                (464,379)
                                                          ---------                 -------
     Total liabilities and partners' capital                $4,068                   $4,494
                                                           ========                 =======




                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                  2001                    2000                     1999
                                                                  ----                    ----                     ----
STATEMENTS OF OPERATIONS
------------------------
Equity in (loss) earnings of subsidiaries                        $(28,585)              $(31,650)                $13,825
Interest expense                                                  (15,385)               (13,971)                (12,565)
Other                                                                 --                     (16)                     (5)
                                                                  --------              ---------                --------
     Net (loss) income                                           $(43,970)              $(45,637)                $ 1,255
                                                                 =========              =========                ========




                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                  2001                    2000                     1999
                                                                  ----                    ----                     ----
STATEMENTS OF CASH FLOWS
------------------------
Operating activities:
Net (loss) income                                                 $(43,970)               $(45,637)               $   1,255
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
     Amortization of debt issuance costs                               426                     383                      170
     Accretion of Senior Discount Notes                             14,959                  13,588                   12,395
     Changes in current liabilities                                     --                      16                        5
     Equity loss (earnings) in subsidiaries                         28,585                  31,650                  (13,825)
                                                                   -------                  ------                 --------
     Net cash provided by operating activities                          --                      --                       --

Investing activities:

     Investments in a business                                     (50,000)                (50,000)                      --
                                                                   -------                 -------                 --------
     Net cash used in investing activities                         (50,000)                (50,000)                      --

Financing activities:
     Capital contributions                                          50,000                  50,000                       --
                                                                    ------                  ------                 --------
     Net cash provided by financing activities                      50,000                  50,000                       --
                                                                    ------                  ------                 --------
Increase in cash and cash equivalents                                   --                      --                       --
Cash and cash equivalents at beginning of period                        --                      --                       --
                                                                  --------                --------                 --------
Cash and cash equivalents at end of period                       $     --                $     --                 $     --
                                                                  ========                ========                 ========

Supplemental cash flow information:
     Cash paid for interest                                       $     --                $     --                 $     --

             See footnotes to consolidated financial statements of
                      Graham Packaging Holdings Company.

                                                                    SCHEDULE II

                       GRAHAM PACKAGING HOLDINGS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                           Balance at                                                      Balance at
Year ended December 31, 2001            Beginning of year    Additions      Deductions     Other (1)      end of year
----------------------------            -----------------    ---------      ----------     ---------      -----------

Allowance for Doubtful Accounts Receivable    $1,168           $2,128           $916           $23            $2,403
Allowance for Inventory Losses                 1,286            2,507          1,208            --             2,585


Year ended December 31, 2000
----------------------------

Allowance for Doubtful Accounts Receivable    $1,791             $319           $942           $--            $1,168
Allowance for Inventory Losses                 1,283            1,127          1,124            --             1,286


Year ended December 31, 1999
----------------------------

Allowance for Doubtful Accounts Receivable    $1,435             $420            $97           $33            $1,791
Allowance for Inventory Losses                 1,447              297            461            --             1,283


(1) Represents allowance attributable to entities acquired during 2001 and 1999.

                                                                   Exhibit 21.1

               SUBSIDIARIES OF GRAHAM PACKAGING HOLDINGS COMPANY


Name:                                                           Jurisdiction and Type of Formation:
-----                                                           -----------------------------------

Graham Packaging Company, L.P.                                  Delaware limited partnership
GPC Capital Corp. I                                             Delaware corporation
GPC Capital Corp. II                                            Delaware corporation
GPC Opco GP LLC                                                 Delaware limited liability company
GPC Sub GP LLC                                                  Delaware limited liability company
Graham Packaging Canada Limited                                 Ontario corporation
Graham Packaging France Partners                                Pennsylvania general partnership
Graham Packaging France, S.A.S.                                 French corporation
Financiere Graham Packaging France SNC                          French general partnership
Graham Packaging Italy, S.r.L.                                  Italian limited liability company
LIDO Plast-Graham SRL                                           Argentine limited liability company
Societa Imballagi Plastici, S.r.L.                              Italian limited liability company
Graham Packaging Poland, L.P.                                   Pennsylvania limited partnership
Masko Graham Spolka Z.O.O.                                      Polish limited liability company
Graham Recycling Company, L.P.                                  Pennsylvania limited partnership
Graham Packaging Latin America, LLC                             Delaware limited liability company
Graham Brasil Participacoes Ltda.                               Brazilian limited liability company
Graham Packaging do Brasil Industria e Comercio S.A.            Brazilian corporation
Graham Packaging U.K. Ltd.                                      England & Wales corporation
Graham Packaging Deutschland GmbH                               German limited liability company
Graham Plastpak Plastik Ambalaj A.S.                            Turkish corporation
Graham Packaging Europe SNC                                     French general partnership
Graham Emballages Plastiques S.A.                               French corporation
Financiere Graham Emballages Plastiques SNC                     French general partnership
Resin Rio Comercio Ltda.                                        Brazilian limited liability company
Graham Packaging Argentina S.A.                                 Argentine corporation
Graham Packaging Company de Venezuela, C.A.                     Venezuelan corporation
Lido Plast San Luis S.A.                                        Argentine corporation
PlasPET Florida, Ltd.                                           Florida limited partnership
Graham Innopack de Mexico S. de R.L. de C.V.                    Mexican limited liability company
Industrias Graham Innopack S. de R.L. de C.V.                   Mexican limited liability company
Servicios Graham Innopack S. de R.L. de C.V.                    Mexican limited liability company
Graham Packaging Belgium S.A.                                   Belgian corporation
Graham Packaging Iberica S.L.                                   Spanish limited liability company
Graham Packaging Villecomtal SARL                               French limited liability company