Form 10-Q
period 2002-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2002-05-14
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
     [ x ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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


                          PART I. FINANCIAL INFORMATION


                                                                   Page Number
Item  1: Condensed Consolidated Financial Statements:

         CONDENSED CONSOLIDATED BALANCE SHEETS -
            At March 31, 2002 and December 31, 2001........................  3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
            Three Months ended March 31, 2002 and April 1, 2001............  4

         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            (DEFICIT) - For the Year Ended December 31, 2001 and Three
            Months ended March 31, 2002....................................  5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
            Three Months ended March 31, 2002 and April 1, 2001............  6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............  7

Item  2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................  .... 14

Item  3. Quantitative and Qualitative Disclosures About Market Risk........ 21

                           PART II. OTHER INFORMATION

Item  6: Exhibits and Reports on Form 8-K.................................. 22

Signature:................................................................. 23

Exhibit Index:............................................................. 24

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,    December 31,
                                                        2002          2001
                                                    ------------   ------------
                                                         (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents .....................   $    10,693    $     9,032
   Accounts receivable, net ......................       115,808         90,182
   Inventories ...................................        55,240         60,476
   Prepaid expenses and other current assets .....        12,644         14,054
                                                     -----------    -----------
Total current assets .............................       194,385        173,744
Property, plant and equipment, net ...............       552,446        549,585
Goodwill .........................................         5,890          6,400
Other non-current assets .........................        28,861         28,832
                                                     -----------    -----------
Total assets .....................................   $   781,582    $   758,561
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses .........   $   165,880    $   175,130
   Current portion of long-term debt .............        33,681         30,585
                                                     -----------    -----------
Total current liabilities ........................       199,561        205,715
Long-term debt ...................................     1,044,718      1,021,806
Other non-current liabilities ....................        10,486         13,582
Minority interest ................................         2,785          2,512
Commitments and contingent liabilities (see Note 8)          --             --
Partners' capital (deficit) ......................      (475,968)      (485,054)
                                                     -----------    -----------
Total liabilities and partners' capital (deficit).   $   781,582    $   758,561
                                                     ===========    ===========





                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended
                                                 -----------------------
                                                 March 31,      April 1,
                                                   2002          2001
                                                 ---------      --------
                                                     (in thousands)
Net sales ....................................   $ 231,519    $ 235,968
Cost of goods sold ...........................     191,467      201,570
                                                 ---------    ---------
Gross profit .................................      40,052       34,398
Selling, general, and administrative expenses       14,442       13,891
Special charges and unusual items ............        --            147
                                                 ---------    ---------
Operating income .............................      25,610       20,360
Interest expense, net ........................      21,973       26,007
Other (income) expense .......................        (102)         551
Minority interest ............................         273         --
                                                 ---------    ---------
Income (loss) before income taxes ............       3,466       (6,198)
Income tax provision .........................         224           14
                                                 ---------    ---------
Net income (loss) ............................   $   3,242    $  (6,212)
                                                 =========    =========



















                 See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                             Notes and
                                                                             Interest        Accumulated
                                                               Partners'   Receivable for      Other
                                                                Capital      Ownership      Comprehensive
                                                               (Deficit)     Interests       Income (Loss)     Total
                                                              -----------  ---------------   -------------  -----------
                                                                                     (in thousands)

Balance at January 1, 2001 .................................   $(433,997)    $  (1,147)       $ (29,235)   $(464,379)

  Net loss for the year ....................................     (43,970)        --                --        (43,970)
  Cumulative effect of change in accounting for derivatives         --           --                 392          392
  Changes in fair value of derivatives .....................        --           --             (13,537)     (13,537)
  Additional minimum pension liability .....................        --           --              (1,937)      (1,937)
  Cumulative translation adjustment ........................        --           --             (10,383)     (10,383)
                                                                                                           ---------
  Comprehensive income (loss) ..............................                                                 (69,435)
  Capital contribution .....................................      50,000       (1,296)             --         48,704
  Recapitalization .........................................          56         --                --             56
                                                               ---------    ---------         ---------    ---------
Balance at December 31, 2001 ...............................    (427,911)      (2,443)          (54,700)    (485,054)
  Net income for the period ................................       3,242         --                --          3,242
  Changes in fair value of derivatives .....................        --           --               6,138        6,138
  Additional minimum pension liability .....................        --           --                   1            1
  Cumulative translation adjustment ........................        --           --                (257)        (257)
                                                                                                           ---------
  Comprehensive income .....................................                                                   9,124
  Capital contribution .....................................        --            (38)             --            (38)
                                                               ---------    ---------         ---------    ---------
Balance at March 31, 2002 ..................................   $(424,669)   $  (2,481)        $ (48,818)   $(475,968)
                                                               =========    =========         =========    =========















                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                   -----------------------
                                                                                    March 31,    April 1,
                                                                                     2002         2001
                                                                                   ----------   ----------
                                                                                       (in thousands)

Operating activities:
  Net income (loss) ............................................................   $  3,242    $ (6,212)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................................     17,472      18,374
    Amortization of debt issuance fees .........................................      1,143       1,165
    Accretion of Senior Discount Notes .........................................      4,015       3,540
    Minority interest ..........................................................        273        --
    Equity in loss of joint venture ............................................       --           246
    Foreign currency transaction loss ..........................................         15         238
    Other non-cash Recapitalization expense ....................................       --            56
    Changes in operating assets and liabilities, net of acquisition of business:
      Accounts receivable ......................................................    (26,510)    (14,472)
      Inventories ..............................................................      4,787         291
      Prepaid expenses and other current assets ................................      1,530       1,076
      Other non-current assets and liabilities .................................       (606)       (118)
      Accounts payable and accrued expenses ....................................     (4,244)    (41,276)
                                                                                   --------    --------
Net cash provided by (used in) operating .......................................      1,117     (37,092)
activities
Investing activities:
      Net purchases of property, plant and equipment ...........................    (21,677)    (25,627)
      Loan to affiliate.........................................................       --        (2,606)
      Acquisition of/investment in business, net of cash acquired ..............       --           453
      Proceeds from sale of business ...........................................        307        --
      Other ....................................................................       --           (28)
                                                                                   --------    --------
Net cash used in investing activities ..........................................    (21,370)    (27,808)
Financing activities:
      Net proceeds from issuance of long-term debt .............................     22,205      11,833
      Notes and interest receivable for ownership interests ....................        (38)     (1,146)
      Capital contributions ....................................................       --        50,000
                                                                                   --------    --------
Net cash provided by financing activities ......................................     22,167      60,687
Effect of exchange rate changes ................................................       (253)       (279)
                                                                                   --------    --------
Increase (decrease) in cash and cash equivalents ...............................      1,661      (4,492)
Cash and cash equivalents at beginning of period ...............................      9,032       9,844
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $ 10,693    $  5,352
                                                                                   ========    ========


                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

     On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). These interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $6.1 million for the three months ended March 31, 2002. Approximately 81% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $7.0 million unrealized loss recorded in OCI as of March 31, 2002.

Goodwill and Other Intangible Assets

     On January 1, 2002, SFAS 142, "Goodwill and Other Intangible Assets," was adopted by the Company. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company is in the process of completing step one of the transitional goodwill impairment test and has not determined the impact, if any, that the goodwill impairment test will have on its consolidated financial position or results of operations. The Company will complete step one of the transitional goodwill impairment test by June 30, 2002. See Note 12.

Long Lived Assets

     On January 1, 2002, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was adopted by the Company. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS 144.

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.  Debt Arrangements

         Long-term debt consisted of the following:

                                             March 31,    December 31,
                                              2002          2001
                                          ------------    ------------
                                                  (in thousands)
     Term loans .........................   $  520,712   $  526,950
     Revolving loans ....................      153,500      125,000
     Revolving credit facilities ........        5,944        5,111
     Senior Subordinated Notes ..........      225,000      225,000
     Senior Discount Notes ..............      155,653      151,638
     Capital leases .....................       15,577       16,041
     Other...............................        2,013        2,651
                                            ----------   ----------
                                             1,078,399    1,052,391
     Less amounts classified as current .       33,681       30,585
                                            ----------   ----------
                                            $1,044,718   $1,021,806
                                            ==========   ==========

     On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional term loan borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million (the "Term Loans" or "Term Loan Facilities"), a $155 million revolving credit facility (the "Revolving Credit Facility") and a $100 million growth capital revolving credit facility (the "Growth Capital Revolving Credit Facility" and, together with the Revolving Credit Facility, the "Revolving Credit Loans"). The unused availability of the revolving credit facilities under the Senior Credit Agreement and the Amendments at March 31, 2002 was $101.0 million. The March 30, 2000 Amendment changed the terms under which the Company can access $100 million of growth capital revolving loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On March 31, 2002 the Company was in compliance with all covenants.

     Interest paid during the three months ended March 31, 2002 and April 1, 2001, net of amounts capitalized, totaled $22.0 million and $27.2 million, respectively.

3.  Inventories

         Inventories consisted of the following:

                                        March 31,       December 31,
                                          2002             2001
                                     ------------       ------------
                                               (in thousands)
     Finished goods..............       $ 39,143         $ 43,403
     Raw materials and parts.....         16,097           17,073
                                        --------         --------
                                        $ 55,240         $ 60,476
                                        ========         ========


4.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                March 31,   December 31,
                                                 2002          2001
                                             ------------   ------------
                                                   (in thousands)
Accounts payable..............................  $ 93,341    $ 95,749
Accrued employee compensation and benefits....    20,424      23,930
Accrued interest..............................     7,310      12,361
Other.........................................    44,805      43,090
                                                --------    --------
                                                $165,880    $175,130
                                                ========    ========

     For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees. For the year ended December 31, 2001, the Company incurred costs of employee termination benefits in Burlington, Canada of $0.9 million, which included the legal liability of severing 139 employees and in Bad Bevensen, Germany of $0.6 million, which included the legal liability of severing 22 employees. For the three months ended March 31, 2002, the Company incurred costs of employee termination benefits in the United Kingdom of $1.7 million, which included the legal liability of severing 67 employees. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2002. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):

                               Europe &
                                North
                               America   Burlington, United   Germany
                              Reduction    Canada    Kingdom  Reduction
                               in Force   Shutdown   Shutdown in Force   Total
                              ---------  ----------- -------- --------- -------
Reserves at December 31, 2001  $  407     $  895    $   --    $  564    $1,866
Increase in reserves ........     --          29      1,706       --     1,735
Cash payments................     (67)      (209)      (976)    (168)   (1,420)
                               -------    -------    -------  -------   -------
Reserves at March 31, 2002 ..  $  340     $  715    $   730   $  396    $2,181
                               =======    =======    =======  =======   =======


5.  Income Taxes

     The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 2002 and 2001, some of the Company's various taxable entities incurred additional net operating losses for which no carryforward benefit has been recognized.

6.  Acquisitions

Investment in Limited Partnership of PlasPET Florida, Ltd.

     On April 26, 1999 the Company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%, for a total purchase price (including acquisition-related costs) of $3.3 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The original acquisition was recorded on July 6, 1999 under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are consolidated in the financial statements of the Company beginning on July 6, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

     Current assets ..............   $   479
     Property, plant and equipment     4,689
     Other assets.................     1,052
     Goodwill ....................     4,032
                                     -------
     Total .......................    10,252
     Less liabilities assumed ....     6,906
                                     -------
     Net cost of acquisition .....   $ 3,346
                                     =======


Purchase of additional 1% interest in Masko Graham Joint Venture

     On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a total interest of 51%. The total purchase price (including acquisition-related costs) for the entire 51% interest in the operating assets was $1.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham are consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

     Current assets ..............   $ 3,743
     Property, plant and equipment     8,210
     Goodwill ....................       954
                                     -------
     Total .......................    12,907
     Less liabilities assumed ....    11,474
                                     -------
     Net cost of acquisition .....   $ 1,433
                                     =======

Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place on January 1, 2001.

                                       Three Months Ended
                                            April 1,
                                             2001
                                       ------------------
                                        (in thousands)
              Net sales ...............   $ 238,682
              Net (loss)...............      (6,252)

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 2001, or of future results of operations of the combined entities.


7.  Rent Expense

     The Company was a party to various leases involving real property and equipment during the three months ended March 31, 2002 and April 1, 2001. Total rent expense for operating leases amounted to $5.6 million and $5.4 million for the three months ended March 31, 2002 and April 1, 2001, respectively.


8.  Contingencies

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


9.  Condensed Operating Company Data

     Condensed financial data for the Operating Company as of March 31, 2002 and December 31, 2001 was as follows:

                                  March 31,   December 31,
                                    2002         2001
                               ------------   ------------
                                     (in thousands)
Current assets...............   $ 201,378    $ 180,737
Non-current assets...........     583,248      580,749
Total assets.................     784,626      761,486
Current liabilities..........     199,561      205,715
Non-current liabilities......     902,336      886,261
Partners'capital (deficit)...    (317,271)    (330,490)

     Condensed financial data for the Operating Company for the three months ended March 31, 2002 and April 1, 2001 was as follows:


                                      Three Months Ended
                                     -------------------
                                     March 31,   April 1,
                                       2002       2001
                                     ---------   --------
                                         (in thousands)
Net sales........................   $ 231,519   $ 235,968
Gross profit.....................      40,052      34,398
Net income (loss)................       7,375      (2,565)


     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.


10.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31, 2002 and April 1, 2001 was as follows:


                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  April 1,
                                                              2002      2001
                                                            ---------  --------
                                                               (in thousands)
Net income (loss) .......................................   $ 3,242    $ (6,212)
Cumulative effect of change in accounting for derivatives      --           392
Changes in fair value of derivatives ....................     6,138      (5,821)
Additional minimum pension liability ....................         1        --
Foreign currency ........................................      (257)     (9,948)
                                                            -------    --------
Comprehensive income (loss) .............................   $ 9,124    $(21,589)
                                                            =======    ========


11.  Segment Information

     The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three months ended March 31, 2002 and April 1, 2001 was as follows (in thousands):

                                                       North                 Latin
                                                      America     Europe    America     Total
                                                      -------     ------    -------     -----

Net sales          Three Months Ended March 31, 2002  $184,956   $ 39,041   $ 7,522    $231,519
                   Three Months Ended April 1, 2001    188,706     40,426     6,836     235,968


Net income (loss)  Three Months Ended March 31, 2002     4,479     (1,456)      219       3,242
                   Three Months Ended April 1, 2001     (3,962)    (2,176)      (74)     (6,212)

12.  Goodwill

     Effective January 1, 2002 the Company adopted SFAS 142. Therefore, the Company has ceased to amortize goodwill beginning January 1, 2002.

     SFAS 142 provides that prior year's results should not be restated. The following table presents the Company's operating results for the three months ended April 1, 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001.


                              Three Months Ended
                                April 1, 2001
                              ------------------
                                (in thousands)

     Net loss as reported         $(6,212)
     Goodwill amortization            264
                                  -------
     As adjusted                  $(5,948)
                                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the Company's future financial position, economic performance and results of operations, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, competition in the Company's markets, including the impact of possible new technologies, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, a decline in the domestic motor oil business, risks associated with the Company's international operations, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions and the possibility that the Company may not be able to achieve success in developing and expanding its business, including its hot-fill PET (as hereinafter defined) plastic container business. See "Business
- Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2001. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care and automotive lubricants markets, with 55 plants throughout North America, Europe and Latin America. The Company's primary focus is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on site manufacturing facilities.

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

     Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the North American food and beverage market because of the continued conversion to plastic packaging, including the demand for hot-fill PET containers for juices, juice drinks, sport drinks, teas and other food products. Since the beginning of 1997, the Company has invested over $260 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2001 the Company's sales of hot-fill PET containers has grown to $328.2 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the drinkable yogurt market where the Company manufactures containers using HDPE (as hereinafter defined).

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

     The Company's North American one-quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one-quart motor oil industry decreased 3% in 2001 as compared to 2000; annual volumes declined an average of 1% to 2% in prior years. Management believes the decline in the domestic one-quart motor oil container business will continue for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly those in Latin America. The Company was recently awarded 100% of Pennzoil-Quaker State's United States one-quart volume requirements. This award includes supplying from a facility on site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company 100% of its one-quart volume requirements for one of its United States filling plants, located in Port Allen, Louisiana. ExxonMobil was not a United States customer prior to this award.

     Following its strategy to expand while at the same time restructure the business in selected international areas, the Company currently operates 21 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain and Turkey. In early 2002 the Company announced the closing of its plants in Burlington, Ontario and Wrexham, Wales, United Kingdom. On March 28, 2002, the Company completed the sale of its Italian operations.

     For the three months ended March 31, 2002, 82% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms up to ten years; the remainder of which are customers with whom the Company has been doing business for over 18 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the following three month periods:

                          Three Months Ended
                         --------------------
                         March 31,    April 1,
                           2002         2001
                         ---------    --------
     PET..............   $  0.56      $  0.64
     HDPE.............      0.36         0.47


     In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit substantially all price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that cost of goods sold, as well as certain other expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.

     The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of its partners. The Company may make tax distributions to its partners to reimburse them for such tax obligations, if any. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.


Results of Operations

     The following tables set forth the operating segments and product categories for the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:


                                         Three Months Ended
                                ----------------------------------
                                   March 31,          April 1,
                                     2002               2001
                                ---------------    ---------------
North America................   $ 185.0   79.9%    $ 188.7   80.0%
Europe.......................      39.0   16.9        40.4   17.1
Latin America................       7.5    3.2         6.9    2.9
                                -------   ----     -------   ----
Total Net Sales..............   $ 231.5  100.0%    $ 236.0  100.0%
                                =======  =====     =======  =====


                                           Three Months Ended
                                ----------------------------------
                                   March 31,          April 1,
                                     2002               2001
                                ---------------    ---------------
Food and Beverage............   $ 132.5   57.3%    $ 129.6   54.9%
Household and Personal Care..      51.0   22.0        54.2   23.0
Automotive...................      48.0   20.7        52.2   22.1
                                 ------   ----      ------   ----
Total Net Sales..............   $ 231.5  100.0%    $ 236.0  100.0%
                                =======  =====     =======  =====



Three Months Ended March 31, 2002 Compared to Three Months Ended April 1, 2001

Net Sales. Net sales for the three months ended March 31, 2002 decreased $4.5 million or 1.9% to $231.5 million from $236.0 million for the three months ended April 1, 2001. The decrease in sales was primarily due to a decrease in resin pricing, offset by a 10.8% increase in units sold, principally due to additional food and beverage container business where units increased by 15.0%. On a geographic basis, sales for the three months ended March 31, 2002 in North America were down $3.7 million or 2.0% from the three months ended April 1, 2001. The North American sales decrease included higher units sold of 6.7%. North American sales in the household and personal care business and the automotive business contributed $2.4 million and $3.8 million, respectively, to the decrease, while sales in the food and beverage business increased $2.5 million. Units sold in North America increased by 11.1% in the food and beverage business, 2.4% in the household and personal care business and 1.0% in the automotive business. Sales for the three months ended March 31, 2002 in Europe were down $1.4 million or 3.5% from the three months ended April 1, 2001. Overall, the European sales reflected a 17.2% increase in units sold. The decrease in sales is primarily due to a decrease in resin pricing and exchange rate changes of approximately $1.8 million for the three months ended March 31, 2002 compared to the three months ended April 1, 2001. Sales in Latin America for the three months ended March 31, 2002 were up $0.6 million or 8.7% from the three months ended April 1, 2001, primarily due to an increase in units sold of 24.8%, offset by exchange rate changes of approximately $1.6 million.

Gross Profit. Gross profit for the three months ended March 31, 2002 increased $5.7 million to $40.1 million from $34.4 million for the three months ended April 1, 2001. Gross profit for the three months ended March 31, 2002 increased $3.9 million in North America and $1.8 million in Europe, while remaining flat in Latin America, when compared to the three months ended April 1, 2001. The increase in gross profit resulted primarily from the higher sales volume in North America and Europe and improved operating performance in North America and Europe as compared to the prior year.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 increased $0.5 million to $14.4 million from $13.9 million for the three months ended April 1, 2001. The increase in 2002 selling, general and administrative expenses is primarily due to overall growth in the business. Selling, general and administrative expenses include certain non-recurring charges of $0.2 million and $0.1 million for the three months ended March 31, 2002 and April 1, 2001, respectively, comprised primarily in both periods of global reorganization costs. As a percent of sales, selling, general and administrative expenses, excluding non-recurring charges, increased to 6.1% of sales for the three months ended March 31, 2002 from 5.8% for the three months ended April 1, 2001.

Interest Expense, Net. Interest expense, net decreased $4.0 million to $22.0 million for the three months ended March 31, 2002 from $26.0 million for the three months ended April 1, 2001. The decrease was primarily related to lower interest rates for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001. Interest expense, net includes $4.0 million and $3.5 million of non-cash interest on the Senior Discount Notes for the three months ended March 31, 2002 and April 1, 2001, respectively.

Other (Income) Expense. Other income was $0.1 million for the three months ended March 31, 2002 as compared to other expense of $0.6 million for the three months ended April 1, 2001. The higher income was primarily due to a lower equity loss and a lower foreign exchange loss in the three months ended March 31, 2002 as compared to the three months ended April 1, 2001.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $3.2 million for the three months ended March 31, 2002 compared to a net loss of $6.2 million for the three months ended April 1, 2001.

Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as hereafter defined) increased $7.4 million or 18.8% to $46.7 million for the three months ended March 31, 2002 from $39.3 million for the three months ended April 1, 2001.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the United States dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the United States dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased other comprehensive income by $0.3 million and $9.9 million for the three months ended March 31, 2002 and April 1, 2001, respectively.


Derivatives

     On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). These interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $6.1 million for the three months ended March 31, 2002. Approximately 81% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $7.0 million unrealized loss recorded in OCI as of March 31, 2002.

Liquidity and Capital Resources

     In the three months ended March 31, 2002, the Company funded, through its various borrowing arrangements and operating activities, $21.4 million of investing activities, consisting of $21.7 million of capital expenditures, offset by $0.3 million of proceeds from the sale of the Italian operations.

     The Company's Senior Credit Agreement, entered into as part of the Company's 1998 Recapitalization, currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at March 31, 2002 is $101.0 million, all of which is under the Revolving Credit Facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

     The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

     The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At March 31, 2002, the aggregate accreted value of the Senior Discount Notes was $155.7 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At March 31, 2002, the Company's total indebtedness was $1,078.4 million.

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

     As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

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

                                                                            Three Months Ended
                                                                           --------------------
                                                                           March 31,   April 1,
                                                                             2002       2001
                                                                           ---------   --------
                                                                              (in millions)

Net income (loss) ......................................................    $  3.2     $ (6.2)
Interest expense, net ..................................................      22.0       26.0
Income tax expense .....................................................       0.2        --
Depreciation and amortization ..........................................      17.5       18.4
Fees paid pursuant to the Blackstone monitoring agreement...............       0.3        0.3
Equity in loss of joint venture ........................................       --         0.2
Minority interest ......................................................       0.3        --
Special charges and unusual items/certain non-recurring charges (1)(2) .       3.2        0.6
                                                                             -----      -----
Adjusted EBITDA ........................................................    $ 46.7     $ 39.3
                                                                             =====      =====


(1) The three months ended March 31, 2002 include global reorganization costs ($3.1 million) and other costs ($0.1 million). The three months ended April 1, 2001 include special charges and unusual items related to compensation costs incurred in connection with the Recapitalization ($0.1 million) and global reorganization costs ($0.5 million).
(2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Senior Credit Agreement. These startup costs were $1.1 million and $2.8 million for the three months ended March 31, 2002 and April 1, 2001, respectively.

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the three months ended March 31, 2002 were $21.7 million. For the fiscal year 2002, the Company expects to incur approximately $120 million of capital expenditures. However, total capital expenditures will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the Senior Credit Agreement.

     Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:
o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
o to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
o to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.


New Accounting Pronouncements

     On January 1, 2002, SFAS 142, "Goodwill and Other Intangible Assets," was adopted by the Company. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company is in the process of completing step one of the transitional goodwill impairment test and has not determined the impact, if any, that the goodwill impairment test will have on its consolidated financial position or results of operations. The Company will complete step one of the transitional goodwill impairment test by June 30, 2002.

     On January 1, 2002, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was adopted by the Company. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS 144.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of March 31, 2002 for financial instruments that have experienced material changes in fair value since December 31, 2001.



                           Expected Maturity Date of Interest Rate Swap Agreements at March 31, 2002
                                                         (In thousands)                                   Fair Value
                        ---------------------------------------------------------------------------------- March 31,
                            2002        2003        2004        2005        2006   Thereafter   Total        2002
                            ----        ----        ----        ----        ----   ----------   -----        ----
Derivatives matched
  against liabilities:    $200,000    $300,000       --          --          --         --     $500,000   $ (7,007)
Pay fixed swaps
  Pay rate                  5.81%        5.25%       --          --          --         --        5.47%
  Receive rate              2.01%        3.30%       --          --          --         --        2.78%


PART II      OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 2.1 Asset Purchase and Sale Agreement by and between Faserplast S.R.L. and Graham Packaging Italy S.R.L. (English translation)

          Exhibit 2.2 Asset Purchase and Sale Agreement by and between Serioplast S.P.A. and Societa' Imballaggi Plastici S.R.L. (English translation)


    (b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated March 28, 2002, to report the disposition of the assets of its Italian subsidiaries, Graham Packaging Italy S.R.L. and Societa' Imballaggi Plastici S.R.L. English translations of the Asset Purchase Agreements for the foregoing transactions are included as Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q. The prevailing versions are in Italian. The agreements have been amended in immaterial respects as to time of payment of first consideration and exchange of bank guarantees, with two closing memoranda signed by the parties at the closings.

                                                     SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May 14, 2002


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

                                  EXHIBIT INDEX

         The following is a list of the exhibits filed herewith:

Exhibit
Number      Description of Exhibit
------      ----------------------

2.1      -  Asset Purchase and Sale Agreement by and between Faserplast S.R.L.
            and Graham Packaging Italy S.R.L. (English translation)

2.2      -  Asset Purchase and Sale Agreement by and between Serioplast S.P.A.
            and Societa' Imballaggi Plastici S.R.L. (English translation)