Form 10-Q
period 2002-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2002-08-14
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
     [ x ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No[ ]; and (2) has been subject to such filing requirements for the past 90 days, Yes [ ] No [X].

                        GRAHAM PACKAGING HOLDINGS COMPANY
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                    Page Number
Item  1: Condensed Consolidated Financial Statements:

         CONDENSED CONSOLIDATED BALANCE SHEETS -
            At June 30, 2002 and December 31, 2001.........................  3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
            Three and Six Months ended June 30, 2002 and July 1, 2001......  4

         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            (DEFICIT) - For the Year Ended December 31, 2001 and Six
            Months ended June 30, 2002.....................................  5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
            Six Months ended June 30, 2002 and July 1, 2001................  6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............  7

Item  2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 15

Item  3. Quantitative and Qualitative Disclosures About Market Risk........ 23

                           PART II. OTHER INFORMATION

Item  6: Exhibits and Reports on Form 8-K.................................. 24

Signature:................................................................. 25

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      June 30,     December 31,
                                                        2002           2001
                                                    -----------    ------------
                                                           (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents ...................... $     6,131    $     9,032
   Accounts receivable, net .......................     107,516         90,182
   Inventories ....................................      58,584         60,476
   Prepaid expenses and other current assets ......      13,893         14,054
                                                    -----------    -----------
Total current assets ..............................     186,124        173,744
Property, plant and equipment, net ................     567,170        549,585
Goodwill ..........................................       5,743          6,400
Other non-current assets ..........................      29,944         28,832
                                                    -----------    -----------
Total assets ...................................... $   788,981    $   758,561
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses .......... $   160,852    $   175,130
   Current portion of long-term debt ..............      34,941         30,585
                                                    -----------    -----------
Total current liabilities .........................     195,793        205,715
Long-term debt ....................................   1,032,435      1,021,806
Other non-current liabilities .....................      12,054         13,582
Minority interest .................................       3,167          2,512
Commitments and contingent liabilities (see Note 8)        --             --
Partners' capital (deficit) .......................    (454,468)      (485,054)
                                                    -----------    -----------
Total liabilities and partners' capital (deficit).. $   788,981    $   758,561
                                                    ===========    ===========





                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended       Six Months Ended
                                              ---------------------   ---------------------
                                               June 30,     July 1,    June 30,     July 1,
                                                 2002        2001        2002        2001
                                              ---------   ---------   ---------   ---------
                                                             (In thousands)

Net sales ................................... $ 236,389   $ 246,729   $ 467,908   $ 482,698
Cost of goods sold ..........................   187,072     204,518     378,539     406,089
                                              ---------   ---------   ---------   ---------
Gross profit ................................    49,317      42,211      89,369      76,609
Selling, general, and administrative expenses    14,506      14,584      28,948      28,475
Impairment charges ..........................      --         3,696        --         3,696
Special charges and unusual items ...........      --          --          --           147
                                              ---------   ---------   ---------   ---------
Operating income ............................    34,811      23,931      60,421      44,291
Interest expense, net .......................    19,705      25,199      41,678      51,206
Other expense (income) ......................        57        (115)        (45)        436
Minority interest ...........................       382          57         655          57
                                              ---------   ---------   ---------   ---------
Income (loss) before income taxes ...........    14,667      (1,210)     18,133      (7,408)
Income tax provision (benefit) ..............       690         (36)        914         (22)
                                              ---------   ---------   ---------   ---------
Net income (loss) ........................... $  13,977   $  (1,174)  $  17,219   $  (7,386)
                                              =========   =========   =========   =========






                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                         Notes and
                                                                          Interest      Accumulated
                                                             Partners'  Receivable for     Other
                                                              Capital     Ownership     Comprehensive
                                                             (Deficit)    Interests     Income (Loss)       Total
                                                            ----------  -------------- ---------------  ------------
                                                                              (In thousands)
Balance at January 1, 2001 ................................ $(433,997)   $  (1,147)      $ (29,235)      $(464,379)
  Net loss for the year ...................................   (43,970)        --              --           (43,970)
  Cumulative effect of change in accounting for derivatives      --           --               392             392
  Changes in fair value of derivatives ....................      --           --           (13,537)        (13,537)
  Additional minimum pension liability ....................      --           --            (1,937)         (1,937)
  Cumulative translation adjustment .......................      --           --           (10,383)        (10,383)
                                                                                                         ---------
  Comprehensive income (loss) .............................                                                (69,435)
  Capital contribution ....................................    50,000       (1,296)           --            48,704
  Recapitalization (unearned compensation expense) ........        56         --              --                56
                                                            ---------    ---------       ---------       ---------
Balance at December 31, 2001 ..............................  (427,911)      (2,443)        (54,700)       (485,054)
  Net income for the period ...............................    17,219         --              --            17,219
  Changes in fair value of derivatives ....................      --           --             4,195           4,195
  Additional minimum pension liability ....................      --           --               (35)            (35)
  Cumulative translation adjustment .......................      --           --             9,282           9,282
                                                                                                         ---------
  Comprehensive income ....................................                                                 30,661
  Interest on notes receivable for ownership interests.....      --            (75)           --               (75)
                                                            ---------    ---------       ---------       ---------
Balance at June 30, 2002 .................................. $(410,692)   $  (2,518)      $ (41,258)      $(454,468)
                                                            =========    =========       =========       =========












                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                   ---------------------
                                                                                    June 30,    July 1,
                                                                                      2002        2001
                                                                                   ---------   ---------
                                                                                      (In thousands)
Operating activities:
  Net income (loss) ............................................................   $ 17,219    $ (7,386)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................................     34,972      35,985
    Impairment charges .........................................................       --         3,696
    Amortization of debt issuance fees .........................................      2,285       2,331
    Accretion of Senior Discount Notes .........................................      8,151       7,265
    Minority interest ..........................................................        656          57
    Equity in loss of joint venture ............................................       --           246
    Foreign currency transaction (gain) loss ...................................       (261)        110
    Interest receivable for ownership interests ................................        (75)       --
    Other non-cash Recapitalization expense ....................................       --            56
    Changes in operating assets and liabilities, net of acquisition of business:
      Accounts receivable ......................................................    (15,134)    (10,847)
      Inventories ..............................................................      2,106      (1,887)
      Prepaid expenses and other current assets ................................        993         846
      Other non-current assets and liabilities .................................     (1,553)       (413)
      Accounts payable and accrued expenses ....................................    (15,258)    (34,248)
                                                                                   --------    --------
Net cash provided by (used in) operating activities.............................     34,101      (4,189)
Investing activities:
      Net purchases of property, plant and equipment ...........................    (44,538)    (47,980)
      Loan to affiliate ........................................................       --        (2,606)
      Acquisition of/investment in business, net of cash acquired ..............       --           453
      Proceeds from sale of business ...........................................        307        --
      Other ....................................................................       --           (44)
                                                                                   --------    --------
Net cash used in investing activities ..........................................    (44,231)    (50,177)
Financing activities:
      Net proceeds from issuance of long-term debt .............................      6,824       1,334
      Notes receivable for ownership interests .................................       --        (1,146)
      Capital contributions ....................................................       --        50,000
                                                                                   --------    --------
Net cash provided by financing activities ......................................      6,824      50,188
Effect of exchange rate changes ................................................        405        (521)
                                                                                   --------    --------
Decrease in cash and cash equivalents ..........................................     (2,901)     (4,699)
Cash and cash equivalents at beginning of period ...............................      9,032       9,844
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $  6,131    $  5,145
                                                                                   ========    ========

                See accompanying notes to financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

     All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

     On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). Upon adoption of SFAS 133, these interest rate swaps have been properly designated, documented and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $4.2 million for the six months ended June 30, 2002. Approximately 89% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $8.9 million unrealized loss recorded in OCI as of June 30, 2002.

Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company has completed the transitional goodwill impairment test as of January 1, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS 142. See Note 12.

Long-Lived Assets

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

New Accounting Pronouncements Not Yet Adopted

     On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company is required to implement SFAS 145 on January 1, 2003 and does not believe that adoption of SFAS 145 will have a significant impact on its results of operations or financial position.

     On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.
SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


2.  Debt Arrangements

         Long-term debt consisted of the following:

                                          June 30,    December 31,
                                            2002         2001
                                         ----------   -----------
                                              (In thousands)
    Term loans........................   $  514,475   $   526,950
    Revolving loans ..................      146,000       125,000
    Revolving credit facilities ......        4,902         5,111
    Senior Subordinated Notes ........      225,000       225,000
    Senior Discount Notes ............      159,789       151,638
    Capital leases ...................       15,144        16,041
    Other                                     2,066         2,651
                                         ----------   -----------
                                          1,067,376     1,052,391
    Less amounts classified as current       34,941        30,585
                                         ----------   -----------
                                         $1,032,435   $ 1,021,806
                                         ==========   ===========

     On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional term loan borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million (the "Term Loans" or "Term Loan Facilities"), a $155 million revolving credit facility (the "Revolving Credit Facility") and a $100 million growth capital revolving credit facility (the "Growth Capital Revolving Credit Facility" and, together with the Revolving Credit Facility, the "Revolving Credit Loans"). The unused availability of the revolving credit facilities under the Senior Credit Agreement and the Amendments at June 30, 2002 was $104.5 million. The Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On June 30, 2002 the Company was in compliance with all covenants.

     Interest paid during the six months ended June 30, 2002 and July 1, 2001, net of amounts capitalized, totaled $32.7 million and $43.0 million, respectively.


3.  Inventories

     Inventories consisted of the following:

                                           June 30,   December 31,
                                             2002        2001
                                         ----------   -----------
                                              (In thousands)
     Finished goods....................  $   39,265   $    43,403
     Raw materials and parts...........      19,319        17,073
                                         ----------   -----------
                                         $   58,584   $    60,476
                                         ==========   ===========

4.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses included the following:

                                                      June 30,    December 31,
                                                        2002         2001
                                                      ---------   -----------
                                                            (In thousands)
     Accounts payable...........................      $  83,726   $   95,749
     Accrued employee compensation and benefits.         21,850       23,930
     Accrued interest...........................         11,027       12,361
     Other......................................         44,249       43,090
                                                      ---------   ---------
                                                      $ 160,852   $  175,130
                                                      =========   ==========

     For the year ended December 31, 2000, the Company incurred reorganization costs in North America and Europe of $4.5 million, which included the legal liability of severing 53 employees, all of which were terminated as of December 31, 2000. For the year ended December 31, 2001, the Company incurred costs of employee termination benefits in Burlington, Canada of $0.9 million, which included the legal liability of severing 139 employees, and in Bad Bevensen, Germany of $0.6 million, which included the legal liability of severing 22 employees. The Company terminated 9 of these employees as of December 31, 2001. An additional 151 of these employees were terminated during the six months ended June 30, 2002. For the six months ended June 30, 2002, the Company incurred costs of employee termination benefits in the United Kingdom of $1.7 million, which included the legal liability of severing 67 employees, and in Blyes, France of $1.2 million, which included the legal liability of severing 20 employees. 65 of these employees were terminated during the six months ended June 30, 2002. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2002. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):

                                  Europe &
                                   North
                                  America   Burlington,  United    Germany    France
                                 Reduction    Canada     Kingdom  Reduction  Reduction
                                  in Force   Shutdown    Shutdown  in Force   in Force     Total
                                 ---------  ----------   -------- ---------  ---------   --------
Reserves at December 31, 2001.... $   407    $    895     $  --    $  564     $  --      $  1,866
(Decrease)/increase in reserves..    (140)         29      1,706      --        1,211       2,806
Cash payments....................     (89)       (649)    (1,630)    (518)       --        (2,886)
                                  -------    --------     ------   ------     -------    --------                                ---
Reserves at June 30, 2002........ $   178    $    275     $   76   $   46     $ 1,211    $  1,786
                                  =======    ========     ======   ======     =======    ========


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

     Current assets................   $   479
     Property, plant and equipment.     4,689
     Other assets..................     1,052
     Goodwill .....................     4,032
                                      -------
     Total ........................    10,252
     Less liabilities assumed .....     6,906
                                      -------
     Net cost of acquisition ......   $ 3,346
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

                   Three Months Ended   Six Months Ended
                      July 1, 2001        July 1, 2001
                   ------------------   ----------------
                               (In thousands)
     Net sales....     $ 246,729           $ 485,412
     Net (loss)...        (1,217)             (7,469)

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


7.  Rent Expense

     The Company was a party to various leases involving real property and equipment during the six months ended June 30, 2002 and July 1, 2001. Total rent expense for operating leases amounted to $5.7 million and $11.3 million for the three and six months ended June 30, 2002, respectively, and $5.3 million and $10.7 million for the three and six months ended July 1, 2001, respectively.

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

     On July 9, 2002, the Company and Graham Engineering amended its
Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12 million per calendar year, or else to pay to Graham Engineering a shortfall payment.


9.  Condensed Operating Company Data

     Condensed financial data for the Operating Company as of June 30, 2002 and December 31, 2001 was as follows:

                                    June 30,    December 31,
                                      2002         2001
                                   ---------    -----------
                                       (In thousands)
     Current assets ............   $ 193,117     $ 180,737
     Non-current assets ........     599,026       580,749
     Total assets ..............     792,143       761,486
     Current liabilities .......     195,793       205,715
     Non-current liabilities ...     887,867       886,261
     Partners'capital (deficit).    (291,517)     (330,490)

     Condensed financial data for the Operating Company for the three and six months ended June 30, 2002 and July 1, 2001 was as follows:

                         Three Months Ended     Six Months Ended
                         -------------------   -------------------
                         June 30,    July 1,   June 30,    July 1,
                           2002       2001       2002       2001
                         --------   --------   --------   --------
                                      (In thousands)
     Net sales .......   $236,389   $246,729   $467,908   $482,698
     Gross profit.....     49,317     42,211     89,369     76,609
     Net income.......     18,231      2,657     25,606         93

     Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

10.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and six months ended June 30, 2002 and July 1, 2001 was as follows:

                                                             Three Months Ended     Six Months Ended
                                                             ------------------    -------------------
                                                             June 30,    July 1,   June 30,    July 1,
                                                               2002        2001      2002        2001
                                                             --------   --------   --------    -------
                                                                          (In thousands)
Net income (loss)........................................... $ 13,977   $ (1,174)  $ 17,219   $ (7,386)
Cumulative effect of change in accounting for derivatives...     --          --        --          392
Changes in fair value of derivatives........................   (1,943)      (599)     4,195     (6,420)
Additional minimum pension liability........................      (36)       --         (35)       --
Foreign currency............................................    9,539     (3,462)     9,282    (13,410)
                                                             --------   --------   --------   --------
Comprehensive income (loss)................................. $ 21,537   $ (5,235)  $ 30,661   $(26,824)
                                                             ========   ========   ========   ========

11.  Segment Information

     The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States and Canada, Europe and Latin America. Segment information for the three and six months ended June 30, 2002 and July 1, 2001 was as follows (in thousands):

                                                            North                      Latin
                                                           America        Europe      America    Eliminations     Total
                                                          ----------     --------    ---------   ------------   ----------
                                                                                                     (b)
Net sales (a)          Three Months Ended June 30, 2002   $ 194,332     $ 33,991     $  8,066                   $  236,389
                       Three Months Ended July 1, 2001      199,966       40,557        6,206                      246,729

                       Six Months Ended June 30, 2002       379,287       73,033       15,588                      467,908
                       Six Months Ended July 1, 2001        388,672       80,984       13,042                      482,698

Special Charges and    Three Months Ended June 30, 2002         --           --           --                           --
   unusual items       Three Months Ended July 1, 2001          --           --           --                           --

                       Six Months Ended June 30, 2002           --           --           --                           --
                       Six Months Ended July 1, 2001            147          --           --                          147

Operating income       Three Months Ended June 30, 2002      35,139       (1,106)         778                       34,811
   (loss)              Three Months Ended July 1, 2001       30,549       (2,902)      (3,716)                      23,931

                       Six Months Ended June 30, 2002        60,639       (1,432)       1,214                       60,421
                       Six Months Ended July 1, 2001         52,447       (4,628)      (3,528)                      44,291

Depreciation and       Three Months Ended June 30, 2002      15,655        2,406          582                       18,643
   amortization        Three Months Ended July 1, 2001       14,418        3,627          732                       18,777

                       Six Months Ended June 30, 2002        32,762        3,261        1,234                       37,257
                       Six Months Ended July 1, 2001         30,348        6,388        1,580                       38,316

Impairment charges     Three Months Ended June 30, 2002         --           --           --                           --
                       Three Months Ended July 1, 2001          --           --        3,696                        3,696

                       Six Months Ended June 30, 2002           --           --           --                           --
                       Six Months Ended July 1, 2001            --           --        3,696                        3,696

Interest expense,      Three Months Ended June 30, 2002      19,281          320         104                        19,705
    net                Three Months Ended July 1, 2001       24,625          305         269                        25,199

                       Six Months Ended June 30, 2002        40,546          983         149                        41,678
                       Six Months Ended July 1, 2001         50,421          498         287                        51,206

Income tax (benefit)   Three Months Ended June 30, 2002        (200)         653         237                           690
   provision           Three Months Ended July 1, 2001           99           41        (176)                          (36)

                       Six Months Ended June 30, 2002          (443)         904         453                           914
                       Six Months Ended July 1, 2001           (116)          41          53                           (22)

Identifiable assets    As of June 30, 2002                  876,256      150,323      27,584      (265,182)         788,981
   (a)                 As of December 31, 2001              842,888      144,106      27,935      (256,368)         758,561

Capital expenditures,  Six Months Ended June 30, 2002        35,153        4,979       4,406                         44,538
   excluding           Six Months Ended July 1, 2001         33,760       13,717         503                         47,980
   acquisitions

(a) The Company's net sales for Europe include sales in France which totaled approximately $19.0 million and $25.3 million for the three months ended June 30, 2002 and July 1, 2001, respectively, and $39.5 million and $53.1 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Identifiable assets in France totaled approximately $88.6 million and $82.8 million as of June 30, 2002 and December 31, 2001, respectively.

(b)  To  eliminate   intercompany   balances,   which  include   investments
     in  the  operating  segments  and inter-segment receivables and payables.

Product Net Sales Information

     The following is supplemental information on net sales by product category (in millions):

                               Three Months Ended        Six Months Ended
                               -------------------      -------------------
                               June 30,    July 1,      June 30,    July 1,
                                 2002        2001         2002        2001
                               --------    -------      --------   --------

Food and Beverage............. $  136.9   $  140.4      $  269.4   $  270.0
Household and Personal Care...     44.7       52.5          95.8      106.7
Automotive Lubricants.........     54.8       53.8         102.7      106.0
                               --------   --------      --------   --------
Total Net Sales                $  236.4   $  246.7      $  467.9   $  482.7
                               ========   ========      ========   ========


12.  Goodwill

     Effective January 1, 2002 the Company adopted SFAS 142. Therefore, the Company has ceased to amortize goodwill beginning January 1, 2002.

     SFAS 142 provides that prior year's results should not be restated. The following table presents the Company's operating results for the three and six months ended July 1, 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001.

                                 Three Months Ended    Six Months Ended
                                   July 1, 2001         July 1, 2001
                                   ------------         ------------
                                             (In thousands)

     Net (loss) as reported.....    $  (1,174)           $  (7,386)
     Goodwill amortization......          278                  559
                                    ---------            ---------
     As adjusted................    $    (896)           $  (6,827)
                                    =========            =========


13. Subsequent Events - Equity Offering and Concurrent Transactions

     During the three months ended June 30, 2002, the Company announced that it was pursuing an initial public offering. In connection with the offering, the Company planned to effect an internal reorganization in which GPC Capital Corp. II, a wholly-owned subsidiary of Holdings, would change its name to Graham Packaging Company Inc., exchange shares of newly-issued common stock for all of the partnership interests of Holdings and exchange options to purchase partnership interests in Holdings for options to purchase shares of Graham Packaging Company, Inc. In connection with the proposed offering, Graham Packaging Company, L.P. and GPC Capital Corp. I, subsidiaries of Holdings, announced their proposed offering of $100 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008, and GPC Capital Corp. II commenced a tender offer and consent solicitation for all $169 million aggregate principal amount of Senior Discount Notes due 2009 co-issued by it and Holdings. On July 23, 2002 the Company announced that it had postponed its plans for the initial public offering due to the recent adverse conditions in the stock market. In connection with the postponement of the initial public offering, the Company also postponed the proposed senior subordinated notes offering and GPC Capital Corp. II terminated its tender offer and consent solicitation.


14. Subsequent Events - Sale of Blyes Plant

     During the third quarter of 2002, the Company completed the disposal of its operation located in Blyes, France through a transfer to ARCC Holdings BV. The Company expects to incur a loss of approximately $4.0 million related to the transfer of this operation. Additionally, as of June 30, 2002, $1.2 million has been accrued for the legal liability of severing employees at this location and the Company expects to accrue an additional $0.5 million during the third quarter of 2002 related to a negotiated settlement of severing employees.

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


Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care and automotive lubricants markets and currently operates 56 plants throughout North America, Europe and Latin America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

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

     Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Since the beginning of 1997, the Company has invested over $260.0 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2001 the Company's sales of hot-fill PET containers grew to $328.2 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin. Since the beginning of 1999, the Company has invested over $100 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2001, the Company's sales of polyolefin containers grew to $160.5 million from $117.7 million in 1999.

     The Company's household and personal care container business continues to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in paper-based containers. The Company has upgraded its machinery to new larger, more productive blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

     The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased 3% in 2001 as compared to 2000; annual volumes declined an average of 1% to 2% in prior years. Management believes that a 1% to 2% annual decline in the domestic one quart motor oil container business will continue for the next several years but believes there are significant volume opportunities for automotive lubricants business in foreign countries, particularly in Latin America. The Company was recently awarded 100% of Pennzoil-Quaker State's United States one quart volume requirements. This award includes supplying from a facility on-site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company 100% of its one quart volume requirements for one of its United States filling plants, located in Port Allen, Louisiana. ExxonMobil was not a United States customer prior to this award.

     Following its strategy to expand and restructure the business in selected international areas, the Company currently operates 21 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain and Turkey.

     For the six months ended June 30, 2002, 82% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms up to ten years; the remainder of which are customers with whom the Company has been doing business for over 16 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the three and six months ended June 30, 2002 and 2001:

                     Three Months Ended June 30,     Six Months Ended June 30,
                     ---------------------------     -------------------------
                        2002         2001               2002           2001
                        ----         ----               ----           ----
PET ...............  $   0.61      $   0.70          $   0.58      $   0.67
HDPE ..............      0.41          0.47              0.38          0.47

     In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit substantially all resin price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that cost of goods sold, as well as certain other expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers, and could result in a slower pace of conversions to plastic containers.

     The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the distributive share of the applicable income or loss is included in the tax returns of its partners. The Company may make tax distributions to its partners to reimburse them for such tax obligations, if any. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically incurred net operating losses.

Results of Operations

     The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:

                                          Three Months Ended                      Six Months Ended
                                          ------------------                      ----------------
                                      June 30,          July 1,              June 30,           July 1,
                                        2002             2001                  2002               2001
                                        ----             ----                  ----               ----
North America................   $  194.3    82.2%  $  200.0    81.1%    $  379.3    81.1%   $ 388.7    80.5%
Europe.......................       34.0    14.4       40.5    16.4         73.0    15.6       81.0    16.8
Latin America................        8.1     3.4        6.2     2.5         15.6     3.3       13.0     2.7
                                --------   -----   --------   -----     --------   -------  -------   -----
Total Net Sales..............   $  236.4   100.0%  $  246.7   100.0%    $  467.9   100.0%   $ 482.7   100.0%
                                ========   =====   ========   =====     ========   =====    =======   =====

                                          Three Months Ended                      Six Months Ended
                                          ------------------                      ----------------
                                      June 30,          July 1,              June 30,           July 1,
                                        2002             2001                  2002               2001
                                        ----             ----                  ----               ----
Food and Beverage............   $  136.9    57.9%  $  140.4    56.9%    $  269.4    57.6%   $ 270.0    55.9%
Household and Personal Care..       44.7    18.9       52.5    21.3         95.8    20.5      106.7    22.1
Automotive Lubricants........       54.8    23.2       53.8    21.8        102.7    21.9      106.0    22.0
                                --------   -----   --------   -----     --------   -----    -------   -----
Total Net Sales..............   $  236.4   100.0%  $  246.7   100.0%    $  467.9   100.0%   $ 482.7   100.0%
                                ========   =====   ========   =====     ========   =====    =======   =====


Three Months Ended June 30, 2002 Compared to Three Months Ended July 1, 2001

Net Sales. Net sales for the three months ended June 30, 2002 decreased $10.3 million or 4.2% to $236.4 million from $246.7 million for the three months ended July 1, 2001. The decrease in sales was primarily due to a decrease in resin pricing combined with the Company's restructuring process in Europe, which includes the sale or closing of six non-strategic locations, partially offset by a 4.1% increase in units sold, principally due to additional food and beverage container business where units increased by 6.6%. Excluding business impacted by the European restructuring, sales for the three months ended June 30, 2002 would have been approximately equal to the sales for the three months ended July 1, 2001 and unit volume would have increased approximately 11%. On a geographic basis, sales for the three months ended June 30, 2002 in North America decreased $5.7 million or 2.9% from the three months ended July 1, 2001 but included higher units sold of 4.5%. North American sales in the food and beverage business and the household and personal care business contributed $4.4 million and $2.1 million, respectively, to the decrease, while sales in the automotive lubricants business increased $0.8 million. Units sold in North America increased by 2.7% in the food and beverage business, 4.9% in the household and personal care business and 7.9% in the automotive lubricants business. Sales for the three months ended June 30, 2002 in Europe decreased $6.5 million or 16.0% from the three months ended July 1, 2001. Overall, the European sales reflected a 0.6% decrease in units sold. Exchange rate changes increased sales by approximately $1.5 million. Excluding business impacted by the European restructuring, sales in Europe for the three months ended June 30, 2002 would have increased $3.7 million compared to sales for the three months ended July 1, 2001 and unit volume in Europe would have increased approximately 20% compared to the same period last year. Sales in Latin America for the three months ended June 30, 2002 increased $1.9 million or 30.6% from the three months ended July 1, 2001, primarily due to an increase in units sold of 71.1%, offset by exchange rate changes of approximately $2.0 million.

Gross Profit. Gross profit for the three months ended June 30, 2002 increased $7.1 million to $49.3 million from $42.2 million for the three months ended July 1, 2001. Gross profit for the three months ended June 30, 2002 increased $5.5 million in North America, $1.2 million in Europe and $0.4 million in Latin America, when compared to the three months ended July 1, 2001. The increase in gross profit resulted primarily from the higher unit volume and operating performance in North America and Latin America, combined with the restructuring process in Europe, as compared to the prior year.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $0.1 million to $14.5 million from $14.6 million for the three months ended July 1, 2001. Selling, general and administrative expenses include certain non-recurring charges of $0.9 million and $0.6 million for the three months ended June 30, 2002 and July 1, 2001, respectively, comprised primarily in both periods of global reorganization costs. As a percent of sales, selling, general and administrative expenses increased to 5.8% of sales for the three months ended June 30, 2002 from 5.7% for the three months ended July 1, 2001, excluding non-recurring charges, and increased to 6.1% of sales for the three months ended June 30, 2002 from 5.9% for the three months ended July 1, 2001, including non-recurring charges.

Impairment Charges. Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina for the three months ended July 1, 2001, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $3.7 million for the three months ended July 1, 2001, which includes $3.1 million of goodwill associated with these assets.

Interest Expense, Net. Interest expense, net decreased $5.5 million to $19.7 million for the three months ended June 30, 2002 from $25.2 million for the three months ended July 1, 2001. The decrease was primarily related to lower interest rates for the three months ended June 30, 2002 as compared to the three months ended July 1, 2001. Interest expense, net includes $4.1 million and $3.7 million of interest on the Senior Discount Notes for the three months ended June 30, 2002 and July 1, 2001, respectively.

Other Expense (Income). Other expense was $0.1 million for the three months ended June 30, 2002 as compared to other income of $0.1 million for the three months ended July 1, 2001. The higher expense was primarily due to a higher foreign exchange loss in the three months ended June 30, 2002 as compared to the three months ended July 1, 2001.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $14.0 million for the three months ended June 30, 2002 compared to a net loss of $1.2 million for the three months ended July 1, 2001.

Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as hereinafter defined) increased $8.5 million or 18.0% to $55.6 million for the three months ended June 30, 2002 from $47.1 million for the three months ended July 1, 2001.


Six Months Ended June 30, 2002 Compared to Six Months Ended July 1, 2001

Net Sales. Net sales for the six months ended June 30, 2002 decreased $14.8 million or 3.1% to $467.9 million from $482.7 million for the six months ended July 1, 2001. The decrease in sales was primarily due to a decrease in resin pricing combined with the Company's restructuring process in Europe, which includes the sale or closing of six non-strategic locations, partially offset by a 7.3% increase in units sold, principally due to additional food and beverage container business where units increased by 10.6%. Excluding business impacted by the European restructuring, sales for the six months ended June 30, 2002 would have increased approximately 1% compared to the sales for the six months ended July 1, 2001 and unit volume would have increased approximately 14%. On a geographic basis, sales for the six months ended June 30, 2002 in North America decreased $9.4 million or 2.4% from the six months ended July 1, 2001 but included higher units sold of 5.6%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $1.9 million, $4.5 million and $3.0 million, respectively, to the decrease. Units sold in North America increased by 6.7% in the food and beverage business, 3.7% in the household and personal care business and 4.6% in the automotive lubricants business. Sales for the six months ended June 30, 2002 in Europe decreased $8.0 million or 9.9% from the six months ended July 1, 2001. Overall, the European sales reflected a 7.9% increase in units sold. Excluding business impacted by the European restructuring, sales in Europe for the six months ended June 30, 2002 would have increased approximately $8.7 million compared to sales for the six months ended July 1, 2001 and unit volume in Europe would have increased approximately 29% compared to the same period last year. Sales in Latin America for the six months ended June 30, 2002 increased $2.6 million or 20.0% from the six months ended July 1, 2001, primarily due to an increase in units sold of 47.6%, offset by exchange rate changes of approximately $3.6 million.

Gross Profit. Gross profit for the six months ended June 30, 2002 increased $12.8 million to $89.4 million from $76.6 million for the six months ended July 1, 2001. Gross profit for the six months ended June 30, 2002 increased $9.4 million in North America, $3.0 million in Europe and $0.4 million in Latin America, when compared to the six months ended July 1, 2001. The increase in gross profit resulted primarily from the higher unit volume and improved operating performance in each of the Company's operating segments, combined with the restructuring process in Europe.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 increased $0.4 million to $28.9 million from $28.5 million for the six months ended July 1, 2001. The increase in 2002 selling, general and administrative expenses was primarily due to an increase in certain non-recurring charges, which were $1.1 million and $0.7 million for the six months ended June 30, 2002 and July 1, 2001, respectively, comprised primarily in both periods of global reorganization costs. As a percent of sales, selling, general and administrative expenses increased to 5.9% of sales for the six months ended June 30, 2002 from 5.7% for the six months ended July 1, 2001, excluding non-recurring charges, and increased to 6.2% of sales for the six months ended June 30, 2002 from 5.9% for the six months ended July 1, 2001, including non-recurring charges.

Impairment Charges. Due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina for the six months ended July 1, 2001, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $3.7 million for the six months ended July 1, 2001, which includes $3.1 million of goodwill associated with these assets.

Interest Expense, Net. Interest expense, net decreased $9.5 million to $41.7 million for the six months ended June 30, 2002 from $51.2 million for the six months ended July 1, 2001. The decrease was primarily related to lower interest rates for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001. Interest expense, net includes $8.2 million and $7.3 million of interest on the Senior Discount Notes for the six months ended June 30, 2002 and July 1, 2001, respectively.

Other Expense (Income). Other income was $0.0 million for the six months ended June 30, 2002 as compared to other expense of $0.4 million for the six months ended July 1, 2001. The lower expense was primarily due to a lower equity loss and a lower foreign exchange loss in the six months ended June 30, 2002 as compared to the six months ended July 1, 2001.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $17.2 million for the six months ended June 30, 2002 compared to a net loss of $7.4 million for the six months ended July 1, 2001.

Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as hereinafter defined) increased $16.0 million or 18.5% to $102.4 million for the six months ended June 30, 2002 from $86.4 million for the six months ended July 1, 2001.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the United States dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the United States dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income (loss) by $9.5 million and decreased comprehensive income (loss) by $3.5 million for the three months ended June 30, 2002 and July 1, 2001, respectively, and increased comprehensive income
(loss) by $9.3 million and decreased comprehensive income (loss) by $13.4 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

Derivatives

     On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). Upon adoption of SFAS 133, these interest rate swaps have been properly designated, documented and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $4.2 million for the six months ended June 30, 2002. Approximately 89% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $8.9 million unrealized loss recorded in OCI as of June 30, 2002.


Liquidity and Capital Resources

     In the six months ended June 30, 2002, the Company funded, through its various borrowing arrangements and operating activities, $44.2 million of investing activities, consisting of $44.5 million of capital expenditures, offset by $0.3 million of proceeds from the sale of the Italian operations.

     The Company's Senior Credit Agreement, entered into as part of the Company's 1998 Recapitalization, currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at June 30, 2002 is $104.5 million, $79.5 million of which is under the Revolving Credit Facility and $25.0 million of which is under the Growth Capital Revolving Credit Facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

     The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

     The Recapitalization also included the issuance of $225 million of Senior Subordinated Notes due 2008 and the issuance of $169 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At June 30, 2002, the aggregate accreted value of the Senior Discount Notes was $159.8 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150 million at a fixed rate of 8.75% and with interest payable on $75 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At June 30, 2002, the Company's total indebtedness was $1,067.4 million.

     An equity contribution of $50.0 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Senior Credit Agreement and Capital Call Agreement. As part of the second amendment to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone agreed to make an additional equity contribution to the Company through the administrative agent of up to $50.0 million. An additional equity contribution of $50.0 million was made by the Company's owners on March 29, 2001, fully satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans.

     As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

     Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is defined in the Company's Senior Credit Agreement and Indentures as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain non-recurring charges. Adjusted EBITDA is included because covenants in the Company's debt agreements are tied to ratios based on that measure. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:

                                                                           Three Months Ended         Six Months Ended
                                                                           ------------------         ----------------
                                                                           June 30,   July 1,       June 30,   July 1,
                                                                             2002       2001          2002       2001
                                                                             ----       ----          ----       ----
                                                                                            (In millions)
                                                                                            -------------
Net income (loss)....................................................... $   14.0     $  (1.2)    $   17.2     $  (7.4)
Interest expense, net...................................................     19.7        25.2         41.7        51.2
Income tax expense......................................................      0.7         --           0.9         --
Depreciation and amortization...........................................     17.5        17.6         35.0        36.0
Impairment charges......................................................      --          3.7          --          3.7
Fees paid pursuant to the Blackstone monitoring agreement                     0.2         0.2          0.5         0.5
Equity in loss of joint venture.........................................      --          --           --          0.2
Minority interest.......................................................      0.4         0.1          0.7         0.1
Special charges and unusual items/certain non-recurring charges (1)(2)..      3.1         1.5          6.4         2.1
                                                                         --------     -------     --------     -------
Adjusted EBITDA ........................................................ $   55.6     $  47.1     $  102.4     $  86.4
                                                                         ========     =======     ========     =======

  (1) The three and six months ended June 30, 2002 include global reorganization costs ($3.1 million and $6.3 million, respectively) and other costs ($0.0 million and $0.1 million, respectively). The three and six months ended July 1, 2001 include special charges and unusual items related to compensation costs incurred in connection with the Recapitalization ($0.0 million and $0.1 million, respectively), global reorganization costs ($1.4 million and $1.8 million, respectively) and other costs ($0.1 million and $0.2 million, respectively). For the fiscal year 2002, the Company expects to incur approximately $20.0 million of global reorganization costs.
  (2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Senior Credit Agreement. These startup costs were $0.9 million and $0.1 million for the three months ended June 30, 2002 and July 1, 2001, respectively, and $2.0 million and $2.9 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the six months ended June 30, 2002 were $44.5 million. For the fiscal year 2002, the Company expects to incur approximately $110 million of capital expenditures. However, total capital expenditures will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the Senior Credit Agreement.

     On July 9, 2002, the Company and Graham Engineering amended its
Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12 million per calendar year, or else to pay to Graham Engineering a shortfall payment.

     Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;

o to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations; and

o to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.


New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company has completed the transitional goodwill impairment test as of January 1, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS 142.

     On January 1, 2002, SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," was adopted by the Company. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS 144.

     On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company is required to implement SFAS 145 on January 1, 2003 and does not believe that adoption of SFAS 145 will have a significant impact on its results of operations or financial position.

     On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.
SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of June 30, 2002 for financial instruments that have experienced material changes in fair value since December 31, 2001.


                        Expected Maturity Date of Interest Rate Swap Agreements at June 30, 2002   Fair Value
                                                       (In thousands)                               June 30,
                        ------------------------------------------------------------------------
                         2002      2003      2004      2005      2006     Thereafter     Total        2002
                         ----      ----      ----      ----      ----     ----------     -----        ----
Derivatives matched
  against liabilities:    --     $300,000     --        --        --          --        $300,000    $ (8,950)
Pay fixed swaps
  Pay rate                --       5.25%      --        --        --          --          5.25%
  Receive rate            --       2.29%      --        --        --          --          2.29%

PART II           OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 none


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended June 30, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:   August 13, 2002


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

                                  CERTIFICATION

     Each of the undersigned hereby certifies in his capacity as an officer of the Operating Company that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


     Dated:   August 13, 2002


                               By:   /s/  Philip R. Yates
                                     -----------------------------------
                                     Philip R. Yates
                                     Chief Executive Officer

                               By:   /s/  John E. Hamilton
                                     -----------------------------------
                                     John E. Hamilton
                                     Chief Financial Officer