Form 10-Q
period 2002-09-29
GRAHAM PACKAGING HOLDINGS CO
filed 2002-11-12
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________
Commission file number: 333-53603-03

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ];
and (2) has been subject to such filing requirements for the past 90 days, Yes [ ] No [X].

                        GRAHAM PACKAGING HOLDINGS COMPANY
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                    Page Number
Item  1: Condensed Consolidated Financial Statements:

         CONDENSED CONSOLIDATED BALANCE SHEETS -
          At September 29, 2002 and December 31, 2001......................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the
          Three and Nine Months ended September 29, 2002 and
          September 30, 2001...............................................4

         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
          (DEFICIT) - For the Year Ended December 31, 2001 and Nine Months
          ended September 29, 2002.........................................5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the
          Nine Months ended September 29, 2002 and September 30, 2001......6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............7

Item  2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................16

Item  3. Quantitative and Qualitative Disclosures About Market Risk........26

Item  4. Controls and Procedures...........................................27

                           PART II. OTHER INFORMATION

Item  6: Exhibits and Reports on Form 8-K..................................28

Signature:.................................................................29

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 29,  December 31,
                                                        2002           2001
                                                    -------------  ------------
                                                          (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents ......................   $   9,318     $   9,032
   Accounts receivable, net .......................     105,282        90,182
   Inventories ....................................      58,356        60,476
   Prepaid expenses and other current assets ......      15,222        14,054
                                                      ---------     ---------
Total current assets ..............................     188,178       173,744
Property, plant and equipment, net ................     569,017       549,585
Goodwill ..........................................       5,738         6,400
Other non-current assets ..........................      28,525        28,832
                                                      ---------     ---------
Total assets ......................................   $ 791,458     $ 758,561
                                                      =========     =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses ..........   $ 164,546     $ 175,130
   Current portion of long-term debt ..............      32,391        30,585
                                                      ---------     ---------
Total current liabilities .........................     196,937       205,715
Long-term debt ....................................   1,040,035     1,021,806
Other non-current liabilities .....................      10,773        13,582
Minority interest .................................       3,559         2,512
Commitments and contingent liabilities (see Note 9)         --            --
Partners' capital (deficit) .......................    (459,846)     (485,054)
                                                      ---------     ---------
Total liabilities and partners' capital (deficit)..   $ 791,458     $ 758,561
                                                      =========     =========



























                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             -----------------
                                               September 29,  September 30,  September 29,  September 30,
                                                   2002           2001           2002           2001
                                                   ----           ----           ----           ----
                                                                    (In thousands)

Net sales .....................................  $ 227,123      $ 231,235      $ 695,031      $ 713,932
Cost of goods sold ............................    184,852        191,287        563,391        597,375
                                                 ---------      ---------      ---------      ---------
Gross profit ..................................     42,271         39,948        131,640        116,557
Selling, general, and administrative expenses..     16,839         14,032         45,787         42,507
Impairment charges.............................      4,266          1,391          4,266          5,088
Special charges and unusual items .............        --             --             --             147
                                                 ---------      ---------      ---------      ---------
Operating income ..............................     21,166         24,525         81,587         68,815
Interest expense, net .........................     20,253         24,363         61,931         75,569
Other expense, net ............................        221              8            176            443
Minority interest .............................        392            210          1,047            267
                                                 ---------      ---------      ---------      ---------
Income (loss) before income taxes .............        300            (56)        18,433         (7,464)
Income tax provision ..........................      1,378            206          2,292            184
                                                 ---------      ---------      ---------      ---------
Net (loss) income .............................  $  (1,078)     $    (262)     $  16,141      $  (7,648)
                                                 =========      =========      =========      =========





































                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                                               Notes and
                                                                               Interest        Accumulated
                                                                Partners'    Receivable for      Other
                                                                 Capital       Ownership      Comprehensive
                                                                (Deficit)      Interests      Income (Loss)     Total
                                                                ----------   --------------   -------------   ----------
                                                                                     (In thousands)

Balance at January 1, 2001 ...................................  $(433,997)      $(1,147)        $(29,235)     $(464,379)
  Net loss for the year ......................................    (43,970)          --               --         (43,970)
  Cumulative effect of change in accounting for derivatives ..        --            --               392            392
  Changes in fair value of derivatives .......................        --            --           (13,537)       (13,537)
  Additional minimum pension liability .......................        --            --            (1,937)        (1,937)
  Cumulative translation adjustment ..........................        --            --           (10,383)       (10,383)
                                                                                                              ---------
  Comprehensive income (loss) ................................                                                  (69,435)
  Capital contribution .......................................     50,000        (1,296)             --          48,704
  Recapitalization (unearned compensation expense) ...........         56           --               --              56
                                                                ---------       -------         --------      ---------
Balance at December 31, 2001 .................................   (427,911)       (2,443)         (54,700)      (485,054)
  Net income for the period ..................................     16,141           --               --          16,141
  Changes in fair value of derivatives .......................        --            --             4,520          4,520
  Additional minimum pension liability .......................        --            --                (6)            (6)
  Cumulative translation adjustment ..........................        --            --             4,666          4,666
                                                                                                              ---------
  Comprehensive income .......................................                                                   25,321
  Interest on notes receivable for ownership interests .......        --           (113)             --            (113)
                                                                ---------       -------         --------      ---------
Balance at September 29, 2002 ................................  $(411,770)      $(2,556)        $(45,520)     $(459,846)
                                                                =========       =======         ========      =========
































                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                   ------------------------------
                                                                                   September 29,    September 30,
                                                                                       2002             2001
                                                                                   -------------    -------------
Operating activities:                                                                      (In thousands)
  Net income (loss) ............................................................      $ 16,141        $ (7,648)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................................        56,576          52,914
    Impairment charges .........................................................         4,266           5,088
    Amortization of debt issuance fees .........................................         3,429           3,475
    Accretion of Senior Discount Notes .........................................        12,429          11,120
    Minority interest ..........................................................         1,047             267
    Equity in loss of joint venture ............................................          --               246
    Foreign currency transaction (gain) loss ...................................           (13)            210
    Interest receivable for ownership interests ................................          (113)           --
    Other non-cash Recapitalization expense ....................................          --                56
    Changes in operating assets and liabilities, net of acquisition/sales of businesses:
      Accounts receivable ......................................................       (15,765)         (7,349)
      Inventories ..............................................................          (544)            207
      Prepaid expenses and other current assets ................................        (1,195)         (3,648)
      Other non-current assets and liabilities .................................          (812)           (559)
      Accounts payable and accrued expenses ....................................        (9,211)        (55,115)
                                                                                      --------        --------
Net cash provided by (used in) operating activities ............................        66,235            (736)
Investing activities:
      Net purchases of property, plant and equipment ...........................       (70,259)        (62,544)
      Loan to affiliate ........................................................          --            (2,606)
      Acquisition of/investment in business, net of cash acquired ..............          --               453
      Net expenditures for sales of businesses..................................        (4,167)           --
      Other ....................................................................          --              (191)
                                                                                      --------        --------
Net cash used in investing activities ..........................................       (74,426)        (64,888)
Financing activities:
      Net proceeds from issuance of long-term debt .............................         7,687          11,636
      Notes receivable for ownership interests .................................          --            (1,146)
      Capital contributions ....................................................          --            49,984
      Debt issuance fees and other .............................................          --               106
                                                                                      --------        --------
Net cash provided by financing activities ......................................         7,687          60,580
Effect of exchange rate changes ................................................           790            (393)
                                                                                      --------        --------
Increase (decrease) in cash and cash equivalents ...............................           286          (5,437)
Cash and cash equivalents at beginning of period ...............................         9,032           9,844
                                                                                      --------        --------
Cash and cash equivalents at end of period .....................................      $  9,318        $  4,407
                                                                                      ========        ========











              See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the nine months ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

         All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

         On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). Upon adoption of SFAS 133, these interest rate swaps have been properly designated, documented and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $4.5 million for the nine months ended September 29, 2002. The entire amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $8.6 million unrealized loss recorded in OCI as of September 29, 2002.

Goodwill and Other Intangible Assets

         On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company has completed the transitional goodwill impairment test as of January 1, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS 142. See Note 13.

Long-Lived Assets

         On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS 144.

Reclassifications

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

New Accounting Pronouncements Not Yet Adopted

         On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the Financial Accounting Standards Board ("FASB"). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company is required to implement SFAS 145 on January 1, 2003 and does not believe that adoption of SFAS 145 will have a significant impact on its results of operations or financial position.

         On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that adoption of SFAS 146 will have a significant impact on its results of operations or financial position.


2. Debt Arrangements

         Long-term debt consisted of the following:
                                                 September 29,  December 31,
                                                     2002          2001
                                                     ----          ----
                                                       (In thousands)
         Term loans ............................. $  514,475    $  526,950
         Revolving loans ........................    150,000       125,000
         Revolving credit facilities ............      2,251         5,111
         Senior Subordinated Notes ..............    225,000       225,000
         Senior Discount Notes ..................    164,067       151,638
         Capital leases .........................     14,732        16,041
         Other ..................................      1,901         2,651
                                                  ----------    ----------
                                                   1,072,426     1,052,391
         Less amounts classified as current .....     32,391        30,585
                                                  ----------    ----------
                                                  $1,040,035    $1,021,806
                                                  ==========    ==========

         On February 2, 1998 the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 and on March 30, 2000 (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570.0 million (the "Term Loans" or "Term Loan Facilities"), a $155.0 million revolving credit facility (the "Revolving Credit Facility") and a $100.0 million growth capital revolving credit facility (the "Growth Capital Revolving Credit Facility" and, together with the Revolving Credit Facility, the "Revolving Credit Loans"). The unused availability of the revolving credit facilities under the Senior Credit Agreement and the Amendments at September 29, 2002 was $100.5 million. The Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On September 29, 2002 the Company was in compliance with all covenants.

         Interest paid during the nine months ended September 29, 2002 and September 30, 2001, net of amounts capitalized, totaled $52.1 million and $68.2 million, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


3. Inventories

         Inventories consisted of the following:
                                                 September 29,  December 31,
                                                     2002          2001
                                                     ----          ----
                                                          (In thousands)
         Finished goods.........................  $     40,652  $     43,403
         Raw materials and parts................        17,704        17,073
                                                  ------------  ------------
                                                  $     58,356  $     60,476
                                                  ============  ============

4. Impairment Charges

         Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. For these assets to be disposed of, the Company adjusted the carrying values of these assets in Germany to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $4.3 million for the three and nine months ended September 29, 2002.

         In 2001, due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, and the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $3.7 million related to the Argentine operations, which includes $3.1 million of goodwill associated with these assets, and $1.4 million related to the Sovico, Italy plant. These impairment charges totaled $1.4 million and $5.1 million for the three and nine months ended September 30, 2001, respectively.


5. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses included the following:

                                                     September 29, December 31,
                                                         2002         2001
                                                         ----         ----
                                                          (In thousands)
       Accounts payable............................   $  86,487    $  95,749
       Accrued employee compensation and benefits..      23,236       23,930
       Accrued interest............................       6,541       12,361
       Other.......................................      48,282       43,090
                                                      ---------    ---------
                                                      $ 164,546    $ 175,130
                                                      =========    =========

         For the year ended December 31, 2001, the Company incurred costs of employee termination benefits in Burlington, Canada of $0.9 million, which included the legal liability of severing 139 employees, and in Bad Bevensen, Germany of $0.6 million, which included the legal liability of severing 22 employees. The Company terminated 9 of these employees as of December 31, 2001. The remaining 152 employees were terminated during the nine months ended September 29, 2002. For the nine months ended September 29, 2002, the Company incurred costs of employee termination benefits in the United Kingdom of $1.7 million, which included the legal liability of severing 67 employees, and in Blyes, France of $1.6 million, which included the legal liability of severing 20 employees, all of which were terminated during the nine months ended September 29, 2002. Approximately half of the cash payments for these termination benefits are expected to be made by December 31, 2002 with the remaining amount expected to be paid by June 30, 2003. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


                                        Europe &
                                         North
                                        America     Burlington,   United        Germany       France
                                       Reduction      Canada      Kingdom      Reduction     Reduction
                                        in Force     Shutdown     Shutdown      in Force      in Force    Total
                                        --------     --------     --------      --------      --------    -----
Reserves at December 31, 2001.....      $  407        $  895       $  ---        $  564        $ ---     $ 1,866
(Decrease)/increase in reserves...        (185)           29         1,706          (46)        1,594      3,098
Cash payments.....................        (122)         (877)       (1,629)        (518)          (15)    (3,161)
                                        ------        ------       -------       ------        ------    -------
Reserves at September 29, 2002....      $  100        $   47       $    77       $  ---        $1,579    $ 1,803
                                        ======        ======       =======       ======        ======    =======


6. Income Taxes

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

       Current assets .................   $   479
       Property, plant and equipment ..     4,689
       Other assets....................     1,052
       Goodwill .......................     4,032
                                          -------
       Total...........................    10,252
       Less liabilities assumed........     6,906
                                          -------
       Net cost of acquisition.........   $ 3,346
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

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


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


                             Three Months Ended     Nine Months Ended
                             September 30, 2001    September 30, 2001
                             ------------------    ------------------
                                         (In thousands)
         Net sales...........    $ 231,235             $ 716,646
         Net (loss)..........         (306)               (7,775)

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


8. Rent Expense

         The Company was a party to various leases involving real property and equipment during the nine months ended September 29, 2002 and September 30, 2001. Total rent expense for operating leases amounted to $5.6 million and $16.9 million for the three and nine months ended September 29, 2002, respectively, and $5.6 million and $16.3 million for the three and nine months ended September 30, 2001, respectively.


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

         On July 9, 2002, the Company and Graham Engineering amended its Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company retroactive to January 1, 2002 and subject to certain credits and carryforwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else to pay to Graham Engineering a shortfall payment. As of September 29, 2002 the minimum purchase commitment for 2002 has been met.


10. Condensed Operating Company Data

         Condensed financial data for the Operating Company as of September 29, 2002 and December 31, 2001 was as follows:

                                         September 29,  December 31,
                                             2002          2001
                                             ----          ----
                                               (In thousands)
              Current assets ............. $ 195,172    $ 180,737
              Non-current assets .........   599,567      580,749
              Total assets ...............   794,739      761,486
              Current liabilities ........   196,937      205,715
              Non-current liabilities ....   890,300      886,261
              Partners' capital (deficit).  (292,498)    (330,490)

         Condensed financial data for the Operating Company for the three and nine months ended September 29, 2002 and September 30, 2001 was as follows:

                         Three Months Ended            Nine Months Ended
                         ------------------            -----------------
                     September 29,  September 30,  September 29,  September 30,
                         2002           2001           2002           2001
                         ----           ----           ----           ----
                                         (In thousands)
Net sales ............ $227,123       $231,235       $695,031       $713,932
Gross profit .........   42,271         39,948        131,640        116,557
Net income ...........    3,319          3,700         28,925          3,792

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.


11. Comprehensive Income (Loss)

         Comprehensive income (loss) for the three and nine months ended September 29, 2002 and September 30, 2001 was as follows:

                                                                 Three Months Ended              Nine Months Ended
                                                                 ------------------              -----------------
                                                            September 29,   September 30,   September 29,   September 30,
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
                                                                                   (In thousands)
Net (loss) income .......................................... $ (1,078)       $   (262)       $ 16,141        $ (7,648)
Cumulative effect of change in accounting for derivatives ..      --              --              --              392
Changes in fair value of derivatives .......................      325          (8,277)          4,520         (14,697)
Additional minimum pension liability .......................       29             --               (6)            --
Cumulative translation adjustment ..........................   (4,616)          4,576           4,666          (8,834)
                                                             --------        --------        --------        --------
Comprehensive income (loss)................................. $ (5,340)       $ (3,963)       $ 25,321        $(30,787)
                                                             ========        ========        ========        ========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


12. Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. Segment information for the three and nine months ended September 29, 2002 and September 30, 2001, representing the reportable segments currently utilized by the chief operating decision maker, was as follows (in thousands):

                                                                   North                    South
                                                                  America      Europe      America    Eliminations      Total
                                                                  -------      ------      -------    -------------     -----
                                                                                                           (b)
Net sales (a)            Three months ended September 29, 2002   $ 187,746    $ 33,754     $ 5,623                    $ 227,123
                         Three months ended September 30, 2001     187,163      37,571       6,501                      231,235

                         Nine months ended September 29, 2002      570,661     106,787      17,583                      695,031
                         Nine months ended September 30, 2001      575,835     118,554      19,543                      713,932

Special charges and      Three months ended September 29, 2002         ---         ---         ---                          ---
 unusual items           Three months ended September 30, 2001         ---         ---         ---                          ---

                         Nine months ended September 29, 2002          ---         ---         ---                          ---
                         Nine months ended September 30, 2001          147         ---         ---                          147

Operating income         Three months ended September 29, 2002      26,981      (6,452)        637                       21,166
 (loss)                  Three months ended September 30, 2001      26,692      (2,152)        (15)                      24,525

                         Nine months ended September 29, 2002       87,578      (7,885)      1,894                       81,587
                         Nine months ended September 30, 2001       79,139      (6,780)     (3,544)                      68,815

Depreciation and         Three months ended September 29, 2002      16,771       5,611         366                       22,748
 amortization            Three months ended September 30, 2001      14,972       2,451         651                       18,074

                         Nine months ended September 29, 2002       49,779       8,871       1,355                       60,005
                         Nine months ended September 30, 2001       45,320       8,839       2,230                       56,389

Impairment charges       Three months ended September 29, 2002         ---       4,266         ---                        4,266
                         Three months ended September 30, 2001         ---       1,391         ---                        1,391

                         Nine months ended September 29, 2002          ---       4,266         ---                        4,266
                         Nine months ended September 30, 2001          ---       1,391       3,697                        5,088

Interest expense, net    Three months ended September 29, 2002      20,031         108         114                       20,253
                         Three months ended September 30, 2001      23,892         465           6                       24,363

                         Nine months ended September 29, 2002       60,576       1,092         263                       61,931
                         Nine months ended September 30, 2001       74,314         962         293                       75,569

Income tax provision     Three months ended September 29, 2002          11       1,140         227                        1,378
 (benefit)               Three months ended September 30, 2001        (186)        138         254                          206

                         Nine months ended September 29, 2002         (375)      2,044         623                        2,292
                         Nine months ended September 30, 2001         (302)        179         307                          184

Identifiable assets (a)  As of September 29, 2002                  895,319     143,841      17,155      (264,857)       791,458
                         As of December 31, 2001                   842,888     144,106      27,935      (256,368)       758,561

Capital expenditures,    Nine months ended September 29, 2002       63,616       5,366       1,304           (27)        70,259
 excluding acquisitions  Nine months ended September 30, 2001       43,344      18,215         985                       62,544

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


(a) The Company's net sales for Europe include sales in France which totaled approximately $17.5 million and $21.1 million for the three months ended September 29, 2002 and September 30, 2001, respectively, and $57.0 million and $74.2 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Identifiable assets in France totaled approximately $87.7 million and $82.8 million as of September 29, 2002 and December 31, 2001, respectively.

(b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

Product Net Sales Information

         The following is supplemental information on net sales by product category (in millions):


                                 Three Months Ended                Nine Months Ended
                                 ------------------                -----------------
                             September 29,  September 30,     September 29,  September 30,
                                 2002           2001              2002           2001
                                 ----           ----              ----           ----
Food and Beverage ...........  $ 128.5        $ 128.0           $ 397.9        $ 398.0
Household and Personal Care..     47.3           51.8             143.1          158.5
Automotive Lubricants .......     51.3           51.4             154.0          157.4
                               -------        -------           -------        -------
Total Net Sales .............  $ 227.1        $ 231.2           $ 695.0        $ 713.9
                               =======        =======           =======        =======


13.  Goodwill

         Effective January 1, 2002 the Company adopted SFAS 142. Therefore, the Company has ceased to amortize goodwill beginning January 1, 2002.

         SFAS 142 provides that prior year's results should not be restated. The following table presents the Company's operating results for the three and nine months ended September 30, 2001 reflecting the exclusion of goodwill amortization expense in fiscal 2001.

                               Three Months Ended    Nine Months Ended
                               September 30, 2001    September 30, 2001
                               ------------------    ------------------
                                            (In thousands)

 Net (loss) as reported ......     $(262)                $(7,648)
 Goodwill amortization .......       229                     788
                                   -----                 -------

 As adjusted .................     $ (33)                $(6,860)
                                   =====                 =======


14. Postponed Equity Offering and Concurrent Transactions

         During the three months ended June 30, 2002, the Company announced that it was pursuing an initial public equity offering. In connection with the offering, the Company planned to effect an internal reorganization in which GPC Capital Corp. II, a wholly-owned subsidiary of Holdings, would change its name to Graham Packaging Company Inc., exchange shares of newly-issued common stock for all of the partnership interests of Holdings and exchange options to purchase partnership interests in Holdings for options to purchase shares of Graham Packaging Company Inc. In connection with the proposed offering, Graham Packaging Company, L.P. and GPC Capital Corp. I, subsidiaries of Holdings,

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued


announced their proposed offering of $100.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008, and GPC Capital Corp. II commenced a tender offer and consent solicitation for all $169.0 million aggregate principal amount of Senior Discount Notes due 2009 co-issued by it and Holdings. On July 23, 2002 the Company announced that it had postponed its plans for the initial public equity offering due to the recent adverse conditions in the stock market. In connection with the postponement of the initial public equity offering, the Company also postponed the proposed senior subordinated notes offering and GPC Capital Corp. II terminated its tender offer and consent solicitation. For the three months ended September 29, 2002 costs incurred for the equity offering and concurrent transactions of $2.6 million were expensed to selling, general, and administrative expenses.

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


Overview

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care and automotive lubricants markets and currently operates 57 plants throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Since the beginning of 1997, the Company has invested over $260.0 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2001 the Company's sales of hot-fill PET containers grew to $328.2 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin. Since the beginning of 1999, the Company has invested over $120.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2001, the Company's sales of polyolefin containers grew to $160.5 million from $117.7 million in 1999.

         Excluding business impacted by the European restructuring, the Company's household and personal care container business continues to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in paper-based containers. The Company has upgraded its machinery to new larger, more productive blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

         The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures when renewing or extending contracts with customers by improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased approximately 3% in 2001 as compared to 2000; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 1% to 2% annually for the next several years but believes there are significant volume opportunities for automotive lubricants business in foreign countries, particularly in South America. The Company was recently awarded 100% of Pennzoil-Quaker State's United States one quart volume requirements. This award includes supplying from a facility on-site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company 100% of its one quart volume requirements for one of its United States filling plants, located in Port Allen, Louisiana. ExxonMobil was not a United States customer prior to this award.

         Following its strategy to expand and restructure the business in selected international areas, the Company currently operates 22 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain and Turkey.

         For the nine months ended September 29, 2002, approximately 83% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms up to ten years; the remainder of which are customers with whom the Company has been doing business for over 13 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10.0% of total sales in each of the nine months ended September 29, 2002 and September 30, 2001. The Company's sales to this customer were 17.5% and 18.7% for the nine months ended September 29, 2002 and September 30, 2001, respectively. For the nine months ended September 29, 2002, approximately 100% of the sales to this customer were made in North America.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in North America over the three and nine months ended September 2002 and 2001:

               Three Months Ended September      Nine Months Ended September
               ----------------------------      ---------------------------
                  2002              2001           2002               2001
                  ----              ----           ----               ----

PET...........   $ 0.59            $ 0.68         $ 0.59             $ 0.67

HDPE..........     0.44              0.40           0.40               0.45

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


Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total revenues:

                          Three Months Ended                 Nine Months Ended
                          ------------------                 -----------------
                     September 29,    September 30,      September 29,    September 30,
                         2002             2001               2002             2001
                         ----             ----               ----             ----
North America ...   $ 187.7   82.6%  $ 187.2   81.0%    $ 570.6   82.1%  $ 575.8   80.7%
Europe ..........      33.8   14.9      37.5   16.2       106.8   15.4     118.6   16.6
South America ...       5.6    2.5       6.5    2.8        17.6    2.5      19.5    2.7
                    -------  -----   -------  -----     -------  -----   -------  -----
Total Net Sales..   $ 227.1  100.0%  $ 231.2  100.0%    $ 695.0  100.0%  $ 713.9  100.0%
                    =======  =====   =======  =====     =======  =====   =======  =====


                                       Three Months Ended                  Nine Months Ended
                                       ------------------                  -----------------
                                  September 29,    September 30,      September 29,    September 30,
                                      2002             2001               2002             2001
                                      ----             ----               ----             ----
Food and Beverage.............   $ 128.5   56.6%  $ 128.0   55.4%    $ 397.9   57.2%  $ 398.0   55.8%
Household and Personal Care...      47.3   20.8      51.8   22.4       143.1   20.6     158.5   22.2
Automotive Lubricants.........      51.3   22.6      51.4   22.2       154.0   22.2     157.4   22.0
                                 -------  -----   -------  -----     -------  -----   -------  -----
Total Net Sales...............   $ 227.1  100.0%  $ 231.2  100.0%    $ 695.0  100.0%  $ 713.9  100.0%
                                 =======  =====   =======  =====     =======  =====   =======  =====

Three Months Ended September 29, 2002 Compared to Three Months Ended September 30, 2001

Net Sales. Net sales for the three months ended September 29, 2002 decreased $4.1 million or 1.8% to $227.1 million from $231.2 million for the three months ended September 30, 2001. The decrease in sales was primarily due to the Company's restructuring process in Europe, which includes the sale or closing of six non-strategic locations of which four locations have already been sold or closed, partially offset by a 6.4% increase in units sold, principally due to additional food and beverage container business where units increased by 10.7%. Excluding business impacted by the European restructuring, sales for the three months ended September 29, 2002 would have increased approximately 3% as compared to the sales for the three months ended September 30, 2001 and unit volume would have increased approximately 13%. On a geographic basis, sales for the three months ended September 29, 2002 in North America increased $0.5 million or 0.3% from the three months ended September 30, 2001 and included higher units sold of 8.2%. North American sales in the household and personal care business and the automotive lubricants business contributed $1.8 million and $0.7 million, respectively, to the increase, while sales in the food and beverage business decreased $2.0 million. Units sold in North America increased by 9.1% in the food and beverage business, 8.6% in the household and personal care business and 6.5% in the automotive lubricants business. Sales for the three months ended September 29, 2002 in Europe decreased $3.7 million or 9.9% from the three months ended September 30, 2001. The decrease in sales is mainly due to the European restructuring. Overall, the European sales reflected a 3.0% increase in units sold. Exchange rate changes increased sales by approximately $2.8 million. Excluding business impacted by the European restructuring, sales in Europe for the three months ended September 29, 2002 would have increased $7.3 million compared to sales for the three months ended September 30, 2001 and unit volume in Europe would have increased approximately 24% compared to the same period last year. Sales in South America for the three months ended September 29, 2002 decreased $0.9 million or 13.8% from the three months ended September 30, 2001, primarily due to exchange rate changes of approximately $3.2 million, offset by an overall increase in units sold of 10.6%.

Gross Profit. Gross profit for the three months ended September 29, 2002 increased $2.4 million to $42.3 million from $39.9 million for the three months ended September 30, 2001. Gross profit for the three months ended September 29, 2002 increased $4.1 million in North America and $0.2 million in South America, while Europe reflected a decrease of $1.9 million, when compared to the three months ended September 30, 2001. The increase in gross profit resulted primarily from the higher unit volume and operating performance in North America and South America, combined with the restructuring process in Europe, offset by the loss incurred on the disposal of the Blyes, France operations which was approximately $4.0 million for the three months ended September 29, 2002, as compared to the prior year.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 29, 2002 increased $2.8 million to $16.8 million from $14.0 million for the three months ended September 30, 2001. The increase in 2002 selling, general and administrative expenses was primarily due to an increase in certain non-recurring charges, which were $3.4 million and $0.3 million for the three months ended September 29, 2002 and September 30, 2001, respectively, comprised primarily of costs related to the postponed equity offering and concurrent transactions ($2.6 million) and global reorganization costs ($0.8 million) for the three months ended September 29, 2002 and global reorganization costs ($0.3 million) for the three months ended September 30, 2001. As a percent of sales, selling, general and administrative expenses remained at 5.9% of sales for each of the three months ended September 29, 2002 and the three months ended September 30, 2001, excluding non-recurring charges, and increased to 7.4% of sales for the three months ended September 29, 2002 from 6.1% for the three months ended September 30, 2001, including non-recurring charges.

Impairment Charges. Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. For these assets to be disposed of, the Company adjusted the carrying values of these assets in Germany to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $4.3 million for the three months ended September 29, 2002. In 2001, due to the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in this location. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in an impairment charge of $1.4 million for the three months ended September 30, 2001.

Interest Expense, Net. Interest expense, net decreased $4.1 million to $20.3 million for the three months ended September 29, 2002 from $24.4 million for the three months ended September 30, 2001. The decrease was primarily related to lower interest rates for the three months ended September 29, 2002 as compared to the three months ended September 30, 2001. Interest expense, net includes $4.3 million and $3.9 million of interest on the Senior Discount Notes for the three months ended September 29, 2002 and September 30, 2001, respectively.

Other Expense. Other expense was $0.2 million for the three months ended September 29, 2002 as compared to other expense of $0.0 million for the three months ended September 30, 2001. The higher expense was primarily due to a higher foreign exchange loss in the three months ended September 29, 2002 as compared to the three months ended September 30, 2001.

Income Tax Provision. Income tax provision increased $1.2 million to $1.4 million for the three months ended September 29, 2002 from $0.2 million for the three months ended September 30, 2001. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the three months ended September 29, 2002 as compared to the three months ended September 30, 2001.

Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $1.1 million for the three months ended September 29, 2002 compared to a net loss of $0.3 million for the three months ended September 30, 2001.

Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as hereinafter defined) increased $7.2 million or 16.4% to $51.0 million for the three months ended September 29, 2002 from $43.8 million for the three months ended September 30, 2001.


Nine Months Ended September 29, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales. Net sales for the nine months ended September 29, 2002 decreased $18.9 million or 2.6% to $695.0 million from $713.9 million for the nine months ended September 30, 2001. The decrease in sales was primarily due to a decrease in resin pricing combined with the Company's restructuring process in Europe, which includes the sale or closing of six non-strategic locations of which four locations have already been sold or closed, partially offset by a 7.0% increase in units sold, principally due to additional food and beverage container business where units increased by 10.6%. Excluding business impacted by the European restructuring, sales for the nine months ended September 29, 2002 would have increased approximately 1% compared to the sales for the nine months ended September 30, 2001 and unit volume would have increased approximately 13%. On a geographic basis, sales for the nine months ended September 29, 2002 in North America decreased $5.2 million or 0.9% from the nine months ended September 30, 2001 but included higher units sold of 7.8%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business decreased $0.3 million, $2.7 million and $2.2 million, respectively. Units sold in North America increased by 9.9% in the food and beverage business, 5.3% in the household and personal care business and 5.2% in the automotive lubricants business. Sales for the nine months ended September 29, 2002 in Europe decreased $11.8 million or 9.9% from the nine months ended September 30, 2001. The decrease in sales is mainly due to the European restructuring. Overall, the European sales reflected a 6.3% increase in units sold. Exchange rate changes increased sales by approximately $2.5 million. Excluding business impacted by the European restructuring, sales in Europe for the nine months ended September 29, 2002 would have increased approximately $16.0 million compared to sales for the nine months ended September 30, 2001 and unit volume in Europe would have increased approximately 27% compared to the same period last year. Sales in South America for the nine months ended September 29, 2002 decreased $1.9 million or 9.7% from the nine months ended September 30, 2001, primarily due to unfavorable exchange rate changes of approximately $6.8 million and a decrease in units sold of 1.8%, partially offset by increased pricing principally due to a pass through of increased costs.

Gross Profit. Gross profit for the nine months ended September 29, 2002 increased $15.0 million to $131.6 million from $116.6 million for the nine months ended September 30, 2001. Gross profit for the nine months ended September 29, 2002 increased $13.6 million in North America, $1.0 million in Europe and $0.4 million in South America, when compared to the nine months ended September 30, 2001. The increase in gross profit resulted primarily from the higher unit volume and improved operating performance in North America, the restructuring process in Europe, offset by the loss incurred on the disposal of the Blyes, France operations which was approximately $4.0 million for the nine months ended September 29, 2002, and improved operating performance in South America, as compared to the prior year.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 29, 2002 increased $3.3 million to $45.8 million from $42.5 million for the nine months ended September 30, 2001. The increase in 2002 selling, general and administrative expenses was primarily due to an increase in certain non-recurring charges, which were $4.5 million and $1.1 million for the nine months ended September 29, 2002 and September 30, 2001, respectively, comprised primarily of costs related to the postponed equity offering and concurrent transactions ($2.6 million) and global reorganization costs ($1.9 million) for the nine months ended September 29, 2002 and global reorganization costs ($0.9 million) for the nine months ended September 30, 2001. As a percent of sales, selling, general and administrative expenses increased to 5.9% of sales for the nine months ended September 29, 2002 from 5.8% for the nine months ended September 30, 2001, excluding non-recurring charges, and increased to 6.6% of sales for the nine months ended September 29, 2002 from 6.0% for the nine months ended September 30, 2001, including non-recurring charges.

Impairment Charges. Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. For these assets to be disposed of, the Company adjusted the carrying values of these assets in Germany to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $4.3 million for the nine months ended September 29, 2002. In 2001, due to operating losses and cash flow deficits experienced in the Company's Argentine operations and the loss or reduction of business in Argentina, and the loss or reduction of business at the Sovico, Italy plant, the Company evaluated the recoverability of its long-lived assets in these locations. The Company determined that the expected future undiscounted cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $3.7 million related to the Argentine operations, which includes $3.1 million of goodwill associated with these assets, and $1.4 million related to the Sovico, Italy plant for the nine months ended September 30, 2001.

Interest Expense, Net. Interest expense, net decreased $13.7 million to $61.9 million for the nine months ended September 29, 2002 from $75.6 million for the nine months ended September 30, 2001. The decrease was primarily related to lower interest rates for the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001. Interest expense, net includes $12.4 million and $11.1 million of interest on the Senior Discount Notes for the nine months ended September 29, 2002 and September 30, 2001, respectively.

Other Expense. Other expense was $0.2 million for the nine months ended September 29, 2002 as compared to other expense of $0.4 million for the nine months ended September 30, 2001. The lower expense was primarily due to a lower equity loss in the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001.

Income Tax Provision. Income tax provision increased $2.1 million to $2.3 million for the nine months ended September 29, 2002 from $0.2 million for the nine months ended September 30, 2001. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001.

Net (Loss) Income. Primarily as a result of factors discussed above, net income was $16.1 million for the nine months ended September 29, 2002 compared to a net loss of $7.6 million for the nine months ended September 30, 2001.

Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as hereinafter defined) increased $23.2 million or 17.8% to $153.4 million for the nine months ended September 29, 2002 from $130.2 million for the nine months ended September 30, 2001.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the United States dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the United States dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive loss by $4.6 million and decreased comprehensive loss by $4.6 million for the three months ended September 29, 2002 and September 30, 2001, respectively, and increased comprehensive income by $4.7 million and increased comprehensive loss by $8.8 million for the nine months ended September 29, 2002 and September 30, 2001, respectively.


Derivatives

         On January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, the Company recorded $0.4 million in other comprehensive income ("OCI") as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Senior Credit Agreement (as hereinafter defined). Upon adoption of SFAS 133, these interest rate swaps have been properly designated, documented and accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $4.5 million for the nine months ended September 29, 2002. The entire amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $8.6 million unrealized loss recorded in OCI as of September 29, 2002.


Liquidity and Capital Resources

         In the nine months ended September 29, 2002, the Company funded, through its various borrowing arrangements and operating activities, $74.4 million of investing activities, consisting of $70.3 million of capital expenditures and $4.1 million of net expenditures for the sales of businesses.

         The Company's Senior Credit Agreement, entered into as part of the Company's 1998 Recapitalization, currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570.0 million and two revolving loan facilities to the Operating Company totaling $255.0 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at September 29, 2002 is $100.5 million, $90.5 million of which is under the Revolving Credit Facility and $10.0 million of which is under the Growth Capital Revolving Credit Facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and
$242.7 million in 2006. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

         The Recapitalization also included the issuance of $225.0 million of Senior Subordinated Notes due 2008 and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At September 29, 2002, the aggregate accreted value of the Senior Discount Notes was $164.1 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At September 29, 2002, the Company's total indebtedness was $1,072.4 million.

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

         Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is defined in the Senior Credit Agreement and Indentures as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain non-recurring charges. Adjusted EBITDA is included because covenants in the Company's debt agreements are tied to ratios based on that measure. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA is calculated as follows:

                                                                             Three Months Ended             Nine Months Ended
                                                                             ------------------             -----------------
                                                                         September 29,  September 30,  September 29,  September 30,
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
                                                                                               (In millions)
Net (loss) income........................................................  $  (1.1)       $  (0.3)       $  16.1       $  (7.6)
Interest expense, net....................................................     20.3           24.4           61.9          75.6
Income tax expense.......................................................      1.4            0.2            2.3           0.2
Depreciation and amortization............................................     21.6           17.0           56.6          52.9
Impairment charges.......................................................      4.3            1.4            4.3           5.1
Fees paid pursuant to the Blackstone monitoring agreement................      0.2            0.2            0.7           0.7
Equity in loss of joint venture..........................................      ---            ---            ---           0.2
Minority interest........................................................      0.4            0.2            1.0           0.3
Special charges and unusual items/certain non-recurring charges (1)(2)...      3.9            0.7           10.5           2.8
                                                                           -------        -------        -------       -------
Adjusted EBITDA .........................................................  $  51.0        $  43.8        $ 153.4       $ 130.2
                                                                           =======        =======        =======       =======


     (1) The three and nine months ended September 29, 2002 include costs related to the postponed equity offering and concurrent transactions ($2.6 million in each period), global reorganization costs ($1.3 million and $7.8 million, respectively) and other costs ($0.0 million and $0.1 million, respectively). The three and nine months ended September 30, 2001 include special charges and unusual items related to compensation costs incurred in connection with the Recapitalization ($0.0 million and $0.1 million, respectively), global reorganization costs ($0.7 million and $2.5 million, respectively) and other costs ($0.0 million and $0.2 million, respectively). For the fiscal year 2002, the Company expects special charges and unusual items/certain non-recurring charges to include charges related to global reorganization matters of $17.0 million.

     (2) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Senior Credit Agreement. These startup costs were $1.6 million and $0.8 million for the three months ended September 29, 2002 and September 30, 2001, respectively, and $3.6 million and $3.7 million for the nine months ended September 29, 2002 and September 30, 2001, respectively.


         Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that the annual capital expenditures required to maintain the Company's current facilities are currently approximately $30.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the nine months ended September 29, 2002 were $70.3 million. For the fiscal year 2002, the Company expects to incur approximately $110.0 million of capital expenditures and for the fiscal year 2003, the Company expects to incur approximately $130.0 million of capital expenditures. However, total capital expenditures will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund capital requirements will be net cash provided by operating activities and borrowings under the Senior Credit Agreement.

         On July 9, 2002, the Company and Graham Engineering amended its Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company retroactive to January 1, 2002 and subject to certain credits and carryforwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else to pay to Graham Engineering a shortfall payment. As of September 29, 2002 the minimum purchase commitment for 2002 has been met.


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

         On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS 144.

         On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the Financial Accounting Standards Board ("FASB"). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company is required to implement SFAS 145 on January 1, 2003 and does not believe that adoption of SFAS 145 will have a significant impact on its results of operations or financial position.

         On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that adoption of SFAS 146 will have a significant impact on its results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of September 29, 2002 for financial instruments that have experienced material changes in fair value since December 31, 2001.



                         Expected Maturity Date of Interest Rate Swap Agreements at September 29, 2002   Fair Value
                                                     (Dollars in thousands)                             September 29,
                         -----------------------------------------------------------------------------
                            2002       2003       2004       2005       2006     Thereafter     Total       2002
                            ----       ----       ----       ----       ----     ----------     -----       ----
                                                                                                        (In thousands)
Derivatives matched
  against liabilities:       --      $300,000      --         --         --          --        $300,000   $ (8,625)
Pay fixed swaps
  Pay rate                   --       5.25%        --         --         --          --          5.25%
  Receive rate               --       1.67%        --         --         --          --          1.67%

Item 4. Controls and Procedures


        (a)  Evaluation of Disclosure Controls and Procedures

             The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to Holdings would be made known to them by others within the company.


        (b)  Changes in Internal Controls

             There were no significant changes in the Company's internal controls or in other factors that could significantly affect Holdings' disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Holdings' internal controls. As a result, no corrective actions were required or undertaken.

                           PART II          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 2.1 General Agreement by and between ARCC Holdings BV and Graham Packaging Europe SNC and Graham Packaging France, S.A.S. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 31, 2002 (File no. 333-53603-03)).


        (b)   Reports on Form 8-K

              During the quarter ended September 29, 2002 the Company filed a Report on Form 8-K dated July 31, 2002 to report the disposition of certain assets and liabilities related to the Company's plant located in Blyes, France.

                                    SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Dated:     November 12, 2002


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

                                  CERTIFICATION

    I, Philip R. Yates, certify that:
       1) I have reviewed this quarterly report on Form 10-Q of Graham Packaging Holdings Company;
       2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
       4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
           13a-14 and 15d-14) for the registrant and we have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
               "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;
       5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:      November 12, 2002


                                   By:   /s/  Philip R. Yates
                                         --------------------------------
                                         Philip R. Yates
                                         Chief Executive Officer

                                  CERTIFICATION

    I, John E. Hamilton, certify that:
       1) I have reviewed this quarterly report on Form 10-Q of Graham Packaging Holdings Company;
       2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
       3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
       4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;
       5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
       6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:      November 12, 2002


                                   By:   /s/  John E. Hamilton
                                         --------------------------------
                                         John E. Hamilton
                                         Chief Financial Officer

                                  CERTIFICATION

             Each of the undersigned hereby certifies in his capacity as an officer of the Operating Company that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 29, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


    Dated:     November 12, 2002


                                   By:   /s/  Philip R. Yates
                                         --------------------------------
                                         Philip R. Yates
                                         Chief Executive Officer

                                   By:   /s/  John E. Hamilton
                                         --------------------------------
                                         John E. Hamilton
                                         Chief Financial Officer