Form 10-K
period 2002-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2003-02-25
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ]; and (2) has been subject to such filing requirements for the past 90 days, Yes [ ] No[X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2003 was $-0-. As of February 28, 2003, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald
C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
--------------

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                        GRAHAM PACKAGING HOLDINGS COMPANY

                                      INDEX

                                                                           Page
                                                                         Number
PART I

     Item 1.  Business........................................................1

     Item 2.  Properties.....................................................16

     Item 3.  Legal Proceedings..............................................18

     Item 4.  Submission of Matters to a Vote of Security Holders............18

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters............................................19

     Item 6.  Selected Financial Data........................................19

     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................22

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....32

     Item 8.  Financial Statements and Supplementary Data....................34

     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................61

PART III

     Item 10. Advisory Committee Members, Directors and Executive Officers
              of the Registrant..............................................62

     Item 11. Executive Compensation.........................................64

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.....................................................68

     Item 13. Certain Relationships and Related Transactions.................69

PART IV

     Item 14. Controls and Procedures........................................75

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
              8-K............................................................75


                                       I

                                     PART I


Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Existing Senior Credit Agreement (as defined below), the Offerings (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. Since March 30, 2001 the Company's operations have included the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a total interest of 51%, in a joint venture. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.


            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the Company's exposure to fluctuations in resin prices and its dependence on resin supplies, competition in the Company's markets, including the impact of possible new technologies, the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings, the restrictive covenants contained in instruments governing indebtedness of the Company, a decline in the domestic motor oil container business, risks associated with the Company's international operations, the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts, the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services, risks associated with environmental regulation, risks associated with possible future acquisitions and the possibility that the Company may not be able to achieve success in developing and expanding its business, including the Company's hot-fill PET (as hereinafter defined) plastic container business. See "--Certain Risks of the Business." All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

         The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, Telephone (717) 849-8500.

         The Company is managed in three operating segments: North America, which includes the United States, Canada and Mexico; Europe; and South America. Each operating segment includes three major service lines: Food and Beverage, Household and Personal Care, and Automotive Lubricants.

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets and currently operates 57 plants throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

         From fiscal 1998 through fiscal 2002 the Company has grown its net sales at a compounded annual growth rate of over 10% as a result of its capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging. With leading positions in each of its core businesses, the Company believes it is well positioned to continue to benefit from the plastic conversion trend that is still emerging on a global basis and offers the Company opportunities for attractive margins and returns on investment.

         The Company has an extensive blue-chip customer base that includes many of the world's largest branded consumer products companies. More than 40% of its manufacturing plants are located on-site at its customers' manufacturing facilities, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company's sales are made pursuant to long-term customer contracts, which include resin pass-through provisions that substantially mitigate the effect of resin price movements on the Company's profitability. The Company's containers are made from various plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2002, the Company's top 20 customers comprised over 82% of its net sales and have been its customers for an average of 15 years.

          The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to consistently generate strong volume growth, margins and returns on invested capital.

         Food and Beverage. The Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, isotonics, yogurt and nutritional drinks, toppings, sauces, jellies and jams. The Company's business focuses on major consumer products companies that emphasize distinctive, high-performance packaging in their selected business lines that are undergoing rapid conversion to plastic from other packaging materials. Management believes, based on internal estimates, that the Company has the leading domestic market position for plastic containers for juice, frozen concentrate, pasta sauce and yogurt drinks and the leading position in Europe for plastic containers for yogurt drinks. Management believes that this leadership position creates significant opportunity for the Company to participate in the anticipated conversion to plastic in the wider nutritional drink market. The Company is also one of only three domestic market participants that are leading large-scale product conversions to hot-fill PET containers.

         From fiscal 1998 through fiscal 2002, the Company's food and beverage container sales have grown at a compound annual growth rate of over 22%, benefiting primarily from the rapid market conversion to plastic containers. As a result of technological innovations, PET containers can be used in "hot-fill" food and beverage applications where the container must withstand filling temperatures of over 180 degrees Fahrenheit in an efficient and cost-effective manner. The Company has been a leader in the conversion of multi-serve juices that has occurred during the last few years, and it helped initiate the conversion of containers for single-serve juice drinks, frozen juice concentrate and wide-mouth PET containers for sauces, jellies and jams. The highly customized hot-fill PET containers allow for the shipment and display of food and beverage products in a non-refrigerated state, in addition to possessing the structural integrity to withstand extreme filling conditions. The Company's oxygen barrier PET container coating and multi-layer barrier technologies also extend the shelf life and protect the quality and flavor of its customers' products.

         With over $270 million of capital invested in the hot-fill PET food and beverage container business since the beginning of 1997, the Company has been a major participant in this rapidly growing area. Given the strength of its existing customer base, recent capital investments and technological and design capabilities, the Company believes it is well positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic. In addition, management believes that significant conversion opportunities exist in hot-fill product lines that have just begun to convert to plastic, and from international conversion opportunities.

         The Company's largest customers in the food and beverage business include, in alphabetical order, Arizona Beverages Company, LLC ("Arizona"), Clement-Pappas & Company, Inc. ("Clement-Pappas"), Group Danone ("Danone"), Hershey Foods Corporation ("Hershey's"), Hi-Country Foods Corporation ("Hi-Country"), The Minute Maid Company ("Minute Maid"), Mrs. Clark's Foods, L.C. ("Mrs. Clarks"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), PepsiCo, Inc. ("PepsiCo"), The Quaker Oats Company ("Quaker Oats"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 2002, 2001 and 2000 the Company generated approximately 56.9%, 55.4% and 49.4%, respectively, of its net sales from the food and beverage container business.

         Household and Personal Care. In the household and personal care container business, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care, hard-surface cleaners, hair care and body wash. The Company continues to benefit as liquid fabric care detergents, which are packaged in plastic containers, capture an increasing share from powdered detergents, which are predominantly packaged in paper-based containers. The Company's largest customers in this sector include, in alphabetical order, Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), The Procter and Gamble Company ("Procter & Gamble") and Unilever NV ("Unilever"). For the years ended December 31, 2002, 2001 and 2000, the Company generated approximately 20.5%, 22.6% and 25.0%, respectively, of its net sales from the household and personal care container business.

         Automotive Lubricants. Management believes, based on internal estimates, that the Company is the number one supplier of one-quart/one liter HDPE motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries, with an approximate 80% market share in the United States, based on 2002 unit sales. The Company has been producing automotive lubricants containers since the conversion to plastic began over 20 years ago and over the years has expanded its market share and maintained margins by partnering with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company's joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

         The Company has expanded operations into portions of South America to take advantage of the growth resulting from the ongoing conversion from composite cans to plastic containers for motor oil as well as the increasing number of motor vehicles per person in that region. Management anticipates similar growth opportunities for the Company in other economically developing markets where the use of motorized vehicles is rapidly growing. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluids.

         The Company is a supplier of such containers to many of the top domestic producers of motor oil, including, in alphabetical order, Ashland, Inc. ("Ashland," producer of Valvoline motor oil), Castrol North America ("Castrol," an affiliated company of BP plc), ChevronTexaco Corporation ("ChevronTexaco") and Shell Oil Products US ("Shell," producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2002, 2001, and 2000 the Company generated approximately 22.6%, 22.0% and 25.6%, respectively, of its net sales from the automotive lubricants container business.

         Additional information regarding business segments is provided in Note 20 of the Notes to Financial Statements.


Products and Raw Materials

         PET containers, which are generally transparent, are utilized for products where glasslike clarity is valued and shelf stability is required, such as carbonated soft drinks, juice, juice drinks and teas. HDPE containers, which are nontransparent, are utilized to package products such as motor oil, fabric care, dish care and personal care products, some food products, chilled juices and frozen juice concentrates.

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

         Through its wholly owned subsidiary, Graham Recycling Company, L.P., the Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world, and more than 73% of its North American HDPE units produced contain recycled HDPE bottles. The recycling plant is located near the Company's headquarters in York, Pennsylvania.


Customers

         Substantially all of the Company's sales are made to major branded consumer products companies. The Company's customers demand a high degree of packaging design and engineering to accommodate complex container shapes, performance and material requirements and quick and reliable delivery. As a result, many customers opt for long-term contracts, many of which have terms of up to ten years. A majority of the Company's top 20 customers are under long-term contracts. The Company's contracts typically contain provisions allowing for price adjustments based on the market price of resins and colorants and in some cases the cost of energy and labor, among other factors.

         In many cases, the Company is the sole supplier of its customers' custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2002 the Company's largest customer, PepsiCo, accounted for 16.4% of the Company's total net sales and was the only customer that accounted for over 10% of its net sales for the year. For the year ended December 31, 2002 the Company's twenty largest customers, who accounted for over 82% of net sales, were, in alphabetical order:

                                                                Company
Customer (1)                   Business                    Customer Since (1)
------------                   --------                    ------------------
Arizona                        Food and Beverage               Late 1990s
Ashland (2)                    Automotive                      Early 1970s
Castrol                        Automotive                      Late 1960s
ChevronTexaco                  Automotive                      Early 1970s
Clement-Pappas                 Food and Beverage               Mid 1990s
Colgate-Palmolive              Household and Personal Care     Mid 1980s
Danone                         Food and Beverage               Late 1970s
Dial                           Household and Personal Care     Early 1990s
Hershey's                      Food and Beverage               Mid 1980s
Hi-Country                     Food and Beverage               Late 1990s
Minute Maid                    Food and Beverage               Late 1990s
Mrs. Clark's Foods             Food and Beverage               Mid 1990s
Ocean Spray                    Food and Beverage               Early 1990s
PepsiCo (3)                    Food and Beverage               Early 2000s
  Quaker Oats                  Food and Beverage               Late 1990s
  Tropicana                    Food and Beverage               Mid 1980s
Petrobras Distribuidora S.A.   Automotive                      Early 1990s
Procter & Gamble               Household and Personal Care     Early 1980s
Shell (4)                      Automotive                      Early 1970s
  Pennzoil-Quaker State        Automotive                      Early 1970s
Tree Top                       Food and Beverage               Early 1990s
Unilever                       Household and Personal Care,    Early 1970s
                               Food and Beverage
Welch's                        Food and Beverage               Early 1990s


(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.

(2)  Ashland is the producer of Valvoline motor oil.

(3)  PepsiCo includes Quaker Oats and Tropicana

(4)  Shell includes Pennzoil-Quaker State


International Operations

         The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company's 22 plants outside of the United States are located in Argentina (2), Belgium (1), Brazil (4), Canada (2), France (4), Germany (2), Hungary (1), Mexico (2), Poland (2), Spain (1) and Turkey (1).

          Argentina and Brazil. In Brazil, the Company has three on-site plants for motor oil packaging, including one for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also has an off-site plant in Brazil for its motor oil and agricultural and chemical container businesses. In Argentina, the Company purchased 100% of the capital stock of Dodisa, S.A., Amerpack, S.A., Lido Plast, S.A. and Lido Plast San Luis, S.A. in July 1999. In April 2000, Dodisa, S.A., Amerpack, S.A., and Lido Plast, S.A. were dissolved without liquidation and merged into Graham Packaging Argentina, S.A. In June 2000, in order to maximize efficiency, the Company shifted some of the volume produced for Brazilian customers from its Argentine operations to the Company's Brazilian facilities and consolidated business in Argentina, resulting in the closure of one facility.

         Mexico. In December 1999, the Company entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America.

         Europe. The Company has an on-site plant in each of Belgium, France, Germany, Hungary, Poland and Spain and six off-site plants in France, Germany,

Poland and Turkey, for the production of plastic containers for liquid food, household and personal care, automotive and agricultural chemical products. Through Masko Graham Spolka Z.O.O., a 51% owned joint venture in Poland, the Company manufactures HDPE containers for household and personal care and liquid food products.

         Canada. The Company has one off-site facility and one on-site facility in Canada to service Canadian and northern U.S. customers. Both facilities are near Toronto. These facilities produce products for all three of the Company's target end-use markets.


Competition

         The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company's primary competitors include Owens-Illinois, Inc., Ball Corporation, Constar International Inc., Consolidated Container Company LLC, Plastipak, Inc., Silgan Holdings Inc., Amcor Limited, Pechiney Plastic Packaging, Inc. and Alpla Werke Alwin Lehner GmbH. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company's long-term success is dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise. Other important competitive factors include rapid delivery of products, production quality and price.


Marketing and Distribution

         The Company's sales are made through its own direct sales force; agents or brokers are not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located in Houston, Texas; Levittown, Pennsylvania; Maryland Heights, Missouri; Mississauga, Ontario, Canada; Rancho Cucamonga, California; Paris, France; Buenos Aires, Argentina; Sao Paulo, Brazil; and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with its customers' manufacturing operations so that deliveries are made as needed, by direct conveyance to the customers' filling lines.


Superior Product Design and Development Capabilities

         The Company's ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers' products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company's strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that management believes sets it apart from its competition. Some of the Company's design and conversion successes over the past few years include:

o hot-fill PET 16 ounce containers with oxygen barrier coating for conversion from glass bottles of Tropicana Season's Best brand, Pepsi's Dole brand and Welch's brand juices;

o hot-fill PET wide-mouth jars for Ragu pasta sauce, Seneca applesauce and Welch's jellies and jams;

o HDPE frozen juice container for Welch's in the largely unconverted metal and paper-composite can markets; and

o the debut of single and multi-serve, brand-distinctive, custom plastic beverages packages, such as: Gatorade 10 ounce, Danimals 100 milliliter and 93 milliliter yogurt drinks, Snapple 20 ounce and Tropicana Twister 1.75 liter containers;

o the Stand-up, Pop-up extruded HDPE tube for Unilever's South American hair care products; and

o    blow molded polypropylene pots for Danone's spoonable yogurts in Europe.

         The Company's innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including the Company's Coca-Cola Quatro bottle (2002 Mexican Packaging Association) and Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association). Management believes the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to an agreement (the "Equipment Sales Agreement"), Graham Engineering provides engineering, consulting and other services and sells to the Company certain proprietary blow molding wheels. Over the past several years the Company has received and has filed for numerous patents. See "--The Recapitalization;" "--Intellectual Property;" and "Certain Relationships and Related Transactions--Certain Business Relationships--Equipment Sales Agreement" (Item 13).


Manufacturing

         A critical component of the Company's strategy is to locate manufacturing plants on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements, with over 40% of its 57 facilities on-site at customer and vendor facilities. Within the 57 plants, the Company operates over 375 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. The Company's manufacturing historically has not been subject to large seasonal fluctuations.

         In the blow molding process used for HDPE applications, resin pellets are blended with colorants or other necessary additives and fed into the extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds mounted radially on a wheel capture the parison as it leaves the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. In the 1970s, the Company introduced the Graham Wheel. The Graham Wheel is an electro-mechanical rotary blow molding technology designed for its speed, reliability and ability to use virgin resins, high barrier resins and recycled resins simultaneously without difficulty. The Company has achieved very low production costs, particularly in plants housing Graham Wheels. While certain of the Company's competitors also use wheel technology in their production lines, the Company has developed a number of proprietary improvements which Management believes permit the Company's wheels to operate at higher speeds and with greater efficiency in the manufacture of containers with one or more special features, such as multiple layers and in-mold labeling.

         In the stretch blow molding process used for hot-fill PET applications, resin pellets are fed into an injection molding machine that uses heat and pressure to mold a test tube shaped parison or "preform." The preform is then fed into a blow molder where it is re-heated to allow it to be formed through a stretch blow molding process into a final container. During this re-heat and blow process, special steps are taken to induce the temperature resistance needed to withstand high temperatures on customer filling lines. Management believes that the injection molders and blow molders used by the Company are widely recognized as the leading technologies for high speed production of hot-fill PET containers and have replaced less competitive technologies used initially in the manufacture of hot-fill PET containers. Management believes that equipment for the production of cold-fill containers can be refitted to accommodate the production of hot-fill containers. However, such refitting has only been accomplished at a substantial cost and has proven to be substantially less efficient than the Company's equipment for producing hot-fill PET containers.

         The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for its containers. The Company's production lines are equipped with various automatic inspection machines that electronically inspect containers. Additionally, product samples are inspected and tested by Company employees on the production line for proper dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as raw materials. The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Quality control laboratories are maintained at each manufacturing facility to test its products.

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

         Total capital expenditures for 2000 were $163.4 million, for 2001 $74.3 million and for 2002 $92.4 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's facilities are approximately $30 million per year. For the fiscal year 2003, the Company expects to incur approximately $130 million of capital expenditures.


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

         On February 2, 1998, as part of the Recapitalization, Holdings and GPC Capital Corp. II ("CapCo II" and, together with Holdings, the "Holdings Issuers," which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering (the "Senior Discount Offering" and, together with the Senior Subordinated Offering, the "Offerings") pursuant to Rule 144A under the Securities Act of $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes" and, together with the Senior Subordinated Old Notes, the "Old Notes").

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

         The other principal components and consequences of the Recapitalization included the following:

o    A change in the name of Holdings to Graham Packaging Holdings Company;
o The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";
o The contribution by certain Graham Entities to the Operating Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries (the "Graham Contribution");
o The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with a new senior credit agreement (the "Existing Senior Credit Agreement") entered into by and among the Operating Company, Holdings and a syndicate of lenders (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" (Item 7));
o The repayment by the Operating Company of substantially all of the then existing indebtedness and accrued interest of Holdings and its subsidiaries (approximately $264.9 million);
o The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Offering (other than amounts necessary to pay certain fees and expenses and payments to Management) which, in aggregate, were approximately $313.7 million;
o The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million;
o The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million;
o The repayment by the Graham Entities of $21.2 million owed to Holdings under certain promissory notes;
o The recognition of additional compensation expense under an equity appreciation plan;
o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level Management;
o    The execution of various other agreements among the parties; and
o The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.


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

          CapCo I, a wholly owned subsidiary of the Operating Company, and CapCo II, a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Subordinated Notes and as co-borrower under the Senior Credit Agreement as herein defined (see "Certain Risks of the Business"). The sole purpose of CapCo II is to act as co-obligor of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement. CapCo I and CapCo II have only nominal assets, do not conduct any operations and did not receive any proceeds of the Offerings. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

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

                                                                        AMOUNT
                                                                        ------
                                                                  (In millions)
SOURCES OF FUNDS:
Bank Borrowings ..................................................    $  403.5
Senior Subordinated Notes (1) ....................................       225.0
Senior Discount Notes ............................................       100.6
Equity investments and retained equity (2) .......................       245.0
Repayment of Promissory notes ....................................        21.2
Available cash ...................................................         1.7
                                                                      --------
     Total .......................................................    $  997.0
                                                                      ========

USES OF FUNDS:
Repayment of existing indebtedness (3) ...........................    $  264.9
Redemption by Holdings of existing partnership interests .........       429.6
Purchase by Equity Investors of existing partnership interests ...       208.3
Partnership interests retained by Continuing Graham Entities .....        36.7
Payments to Management ...........................................        15.4
Transaction costs and expenses ...................................        42.1
                                                                      --------
     Total .......................................................    $  997.0
                                                                      ========

(1) Included $150.0 million of Fixed Rate Senior Subordinated Old Notes and $75.0 million of Floating Rate Senior Subordinated Old Notes.
(2) Included a $208.3 million equity investment made by Blackstone and Management in the Equity Investors and a $36.7 million retained partnership interest of the Continuing Graham Entities. In addition, an affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).
(3) Included $264.5 million of existing indebtedness and $0.4 million of accrued interest.

Employees

         As of December 31, 2002, the Company had approximately 3,900 employees, 2,400 of whom were located in the United States. Approximately 80% of the Company's employees are hourly wage employees, 52% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between March 2003 and September 2006. Management believes that it enjoys good relations with the Company's employees.


Environmental Matters

         The Company's operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. Environmental laws can be complex and may change often, capital and operating expenses to comply can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in some cases, joint and several, liability on responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. Contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Based on existing information Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company's financial position, results of operations and liquidity. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2002 and are not expected to be material in the future.

         A number of governmental authorities both in the U.S. and abroad have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company's business. Some consumer products companies, including some of the Company's customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world and more than 73% of its HDPE units produced in North America contain materials from recycled HDPE bottles. The Company believes that to date these initiatives and developments have not materially adversely affected the Company.


Intellectual Property

         The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Others could, however, obtain knowledge of this proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to licensing arrangements and other agreements authorizing it to use other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company's licenses generally ranges from 9 to 20 years. In some cases the licenses granted to the Company are perpetual and in other cases the term of the license is related to the life of the patent associated with the license. The Company also has licensed or sublicensed some of its intellectual property rights to third parties. See also "Certain Relationships and Related Transactions" (Item 13).

Certain Risks of the Business

         Substantial Leverage. Upon the consummation of the Recapitalization, the Issuers' became highly leveraged. All of the existing indebtedness under the Existing Credit Agreement was refinanced on February 14, 2003 when the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new senior credit agreement (the "Senior Credit Agreement"). The Senior Credit Agreement includes two term loans to the Operating Company with initial term loan commitments totaling up to $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). The Indentures (as defined) permit the Issuers to incur additional indebtedness, subject to certain limitations. After giving effect to the February 14, 2003 Senior Credit Agreement, the annual debt service requirements for the Company are as follows: 2003--$8.0 million; 2004--$7.3 million; 2005--$28.0 million; 2006--$52.2 million; and 2007--$56.0 million. The
Company can incur $90.0 million in additional indebtedness beyond the amount of the Senior Credit Agreement. The Company does not anticipate that this additional indebtedness would be expressly subordinated to other indebtedness. Accordingly, if incurred at the Operating Company level, such additional indebtedness would be senior to the Operating Company's Senior Subordinated Notes, and the Senior Discount Notes of Holdings would be structurally subordinated to such additional indebtedness.

         The Issuers' high degree of leverage could have important consequences to the holders of the Notes, including, but not limited to, the following: (i) the Issuers' ability to refinance existing indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Issuers' cash flow from operations must be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available to the Issuers for other purposes, including capital expenditures necessary for maintenance of the Company's facilities and for the growth of its businesses; (iii) some of the Issuers' borrowings are and will continue to be at variable rates of interest, which exposes the Issuers to the risk of increased interest rates; (iv) the indebtedness outstanding under the Senior Credit Agreement is secured and matures prior to the maturity of the Notes; (v) the Issuers may be substantially more leveraged than some of their competitors, which may place the Issuers at a competitive disadvantage; and (vi) the Issuers' substantial degree of leverage, as well as the covenants contained in the Indentures and the Senior Credit Agreement, may hinder their ability to adjust rapidly to changing market conditions and could make them more vulnerable in the event of a downturn in general economic conditions or in their business.

         Ability to Service Debt. The Issuers' ability to make scheduled payments or to refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond their control. If the Issuers' cash flow and capital resources are insufficient to fund their respective debt service obligations, they may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. There can be no assurance that the Issuers' operating results, cash flow and capital resources will be sufficient for payment of their indebtedness. In the absence of such operating results and resources, the Issuers could face substantial liquidity problems and might be required to dispose of material assets or operations to meet their respective debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds, which the Issuers could realize therefrom. In addition, because the Operating Company's obligations under the Senior Credit Agreement bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Operating Company's ability to meet its debt service obligations. After giving effect to the February 14, 2003 Senior Credit Agreement, the Operating Company will be required to make the following scheduled principal payments on the Term Loans under the Senior Credit
Agreement: 2003--$2.5 million; 2004--$5.0 million; 2005--$25.0 million;
2006--$50.0 million; 2007--$50.0 million; 2008--$235.0 million; and 2009--$134.5 million. The Term Loan Facilities under the Senior Credit Agreement shall be prepaid, subject to certain conditions and exceptions, with (i) 100% of the net proceeds of any incurrence of indebtedness, subject to certain exceptions, by Holdings or its subsidiaries, (ii) 50% of the net proceeds of issuances of equity, subject to certain exceptions, after the closing by Holdings or any of its subsidiaries, (iii) 100% of the net proceeds of certain asset dispositions,
(iv) 50% of the annual excess cash flow (as such term is defined in the Senior Credit Agreement) of Holdings and its subsidiaries on a consolidated basis, subject to reduction to 0% based on the leverage ratio of the Issuer and its subsidiaries on a consolidated basis, and (v) 100% of the net proceeds from any condemnation and insurance recovery events, subject to certain reinvestment rights. Outstanding balances under the Revolving Credit Facility are payable on the earlier of (i) February 14, 2008 and (ii) the Term Loan maturity date.

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

         The Senior Discount Notes will be effectively subordinated to all existing and future claims of creditors of Holdings' subsidiaries, including the lenders under the Senior Credit Agreement, the holders of the Senior Subordinated Notes and trade creditors. As described above, the rights of the Holdings Issuers and their creditors, including the holders of the Senior Discount Notes, to realize upon the assets of Holdings or any of its subsidiaries upon any such subsidiary's liquidation (and the consequent rights of the holders of the Senior Discount Notes to participate in the realization of those assets) will be subject to the prior claims of the lenders under the Senior Credit Agreement and the creditors of Holdings' subsidiaries including in the case of the Operating Company, the lenders under the Senior Credit Agreement and the holders of the Senior Subordinated Notes. In such event, there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Discount Notes then outstanding. Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance the payment of cash interest on the Senior Discount Notes or any notes issued pursuant to the refinancing of the Senior Discount Notes.

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

         The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis (the "Holdings Guarantee"). The Holdings Guarantee is subordinated to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including but not limited to trade payables) of Holdings' subsidiaries. Because the Holdings Guarantee will be subordinated in right of payment to all senior indebtedness of Holdings and effectively subordinated to all indebtedness and other liabilities (including trade payables) of Holdings' subsidiaries (including the Operating Company), investors should not rely on the Holdings Guarantee in evaluating an investment in the Senior Subordinated Notes.

         Restrictive Debt Covenants. The Senior Credit Agreement and the Indentures contain a number of significant covenants that, among other things, restrict the ability of the Issuers to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness (including, in the case of the Senior Credit Agreement, the Notes), incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the activities of the Issuers. In addition, under the Senior Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with those provisions may be affected by events beyond the Operating Company's control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Senior Credit Agreement. In the event of any such default, depending upon the actions taken by the lenders, the Issuers could be prohibited from making any payments of principal or interest on the Notes. In addition, the lenders could elect to declare all amounts borrowed under the Senior Credit Agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. If the Senior Indebtedness were to be accelerated, there can be no assurance that the assets of the Operating Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Operating Company.

         Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly-owned subsidiaries, cooperative joint ventures and other arrangements. The Company's 22 plants outside of the United States are located in Argentina (2), Belgium
(1), Brazil (4), Canada (2), France (4), Germany (2), Hungary (1), Mexico (2), Poland (2), Spain (1) and Turkey (1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates (recently in Argentina in particular), imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. To date, the above risks in Europe, North America and South America have not had a material impact on the Company's operations, but no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

         Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company depends on large quantities of PET, HDPE and other resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers. Historically, the Company has passed through substantially all increases and decreases in the cost of resins to its customers through contractual provisions and standard industry practice; however, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company's operating margins could be affected adversely. Furthermore, if the Company cannot obtain sufficient amounts of resin from any of its suppliers, or if a conflict with Iraq causes a substantial increase in oil prices, and as a result an increase in resin prices, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

         Dependence on Significant Customer. All product lines the Company provides to PepsiCo, the Company's largest customer, collectively accounted for approximately 16.4% of the Company's net sales for the year ended December 31, 2002. PepsiCo's termination of its relationship with the Company could have a material adverse effect upon the Company's business, financial position or results of operations. The Company is not the sole supplier of plastic packaging to PepsiCo. Additionally, in 2002 the Company's top 20 customers comprised over 82% of its net sales. The Company's existing customers' purchase orders and contracts typically vary from two to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, despite the existence of supply contracts with its customers, although in the past the Company's customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what we have expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet the Company's expectations. If any of the Company's largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of its largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs. This could also result in the Company's selling, general and administrative expenses and capital expenditures representing increased portions of its revenues.

         Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company's ability to operate its business and implement its strategies effectively. In particular, the loss of the services provided by G. Robinson Beeson, Scott G. Booth, John A. Buttermore, John E. Hamilton, Roger M. Prevot, Ashok Sudan and Philip R. Yates, among others, could have a material adverse effect on the management of the Company. The Company does not maintain "key" person insurance on any of its executive officers.

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

         Risks Associated with Possible Future Acquisitions. The Company's future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisition, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company's ongoing business, dissipating the Company's limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Senior Credit Agreement and the Indentures, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.


Item 2.  Properties

         The Company currently owns or leases 57 plants located in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain, Turkey and the United States. Twenty-four of the Company's plants are located on-site at customer and vendor facilities. The Company's operations in Poland and Mexico are pursuant to joint venture arrangements in which the Company owns slightly more than a 50% interest. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally are expected to provide sufficient capacity to meet the Company's requirements for the foreseeable future.

         The following table sets forth the location of the Company's plants and administrative facilities, whether on-site or off-site, whether leased or owned, and their approximate current square footage.

                                       On-site                          Size
Location                             Or Off-site    Leased/Owned      (Sq. ft.)
--------                             -----------    ------------      ---------
U.S. Packaging Facilities (a)
-----------------------------
 1.  York, Pennsylvania                Off-site         Owned          395,554
 2.  Maryland Heights, Missouri        Off-site         Owned          308,961
 3.  Holland, Michigan                 Off-site        Leased          218,128
 4.  York, Pennsylvania                Off-site        Leased          210,370
 5.  Selah, Washington                  On-site         Owned          170,553
 6.  Atlanta, Georgia                   On-site        Leased          165,000
 7.  Montgomery, Alabama               Off-site        Leased          150,143
 8.  Emigsville, Pennsylvania          Off-site        Leased          148,300
 9.  Levittown, Pennsylvania           Off-site        Leased          148,000
10.  Evansville, Indiana               Off-site        Leased          146,720
11.  Rancho Cucamonga, California      Off-site        Leased          143,063
12.  Santa Ana, California             Off-site         Owned          127,680
13.  Muskogee, Oklahoma                Off-site        Leased          125,000
14.  Woodridge, Illinois               Off-site        Leased          124,137
15.  Atlanta, Georgia                  Off-site        Leased          112,400
16.  Cincinnati, Ohio                  Off-site        Leased          111,669
17.  Bradford, Pennsylvania            Off-site        Leased           90,350
18.  Berkeley, Missouri                Off-site         Owned           75,000
19.  Jefferson, Louisiana              Off-site        Leased           72,407
20.  Cambridge, Ohio                    On-site        Leased           57,000
21.  Port Allen, Louisiana              On-site        Leased           56,721
22.  Shreveport, Louisiana              On-site        Leased           56,400
23.  Richmond, California              Off-site        Leased           54,985
24.  Houston, Texas                    Off-site         Owned           52,500
25.  Newell, West Virginia              On-site        Leased           50,000
26.  Lakeland, Florida                 Off-site        Leased           49,000
27.  New Kensington, Pennsylvania       On-site        Leased           48,000
28.  N. Charleston, South Carolina      On-site        Leased           45,000
29.  Darlington, South Carolina         On-site        Leased           43,200
30.  Bradenton, Florida                 On-site        Leased           33,605
31.  Vicksburg, Mississippi             On-site        Leased           31,200
32.  Bordentown, New Jersey             On-site        Leased           30,000
33.  West Jordan, Utah                  On-site        Leased           25,573
34.  Wapato, Washington                Off-site        Leased           20,300

Canadian Packaging Facilities (f)
---------------------------------
35.  Mississauga, Ontario              Off-site         Owned           78,416
36.  Toronto, Ontario                   On-site          (c)             5,000

Mexican Packaging Facilities
----------------------------
37.  Mexicali (d)                      Off-site        Leased           59,700
38.  Irapuato (d)                       On-site        Leased           58,130

European Packaging Facilities (f)
---------------------------------
39.  Assevent, France                  Off-site         Owned          186,000
40.  Noeux les Mines, France           Off-site         Owned          120,000
41.  Sulejowek, Poland (b)             Off-site         Owned           83,700
42.  Bad Bevensen, Germany             Off-site     Owned/Leased (e)    80,000
43.  Meaux, France                     Off-site         Owned           80,000
44.  Aldaia, Spain                      On-site        Leased           75,350

45.  Istanbul, Turkey                  Off-site         Owned           50,000
46.  Villecomtal, France                On-site        Leased           22,790
47.  Rotselaar, Belgium                 On-site        Leased           15,070
48.  Bierun, Poland (b)                 On-site        Leased           10,652
49.  Genthin, Germany                   On-site        Leased            6,738
50.  Nyirbator, Hungary                 On-site        Leased            5,000

South American Packaging Facilities
-----------------------------------
51.  Sao Paulo, Brazil                 Off-site        Leased           70,290
52.  Buenos Aires, Argentina           Off-site         Owned           33,524
53.  Rio de Janeiro, Brazil             On-site   Owned/Leased (e)      25,840
54.  Rio de Janeiro, Brazil             On-site        Leased           16,685
55.  Rio de Janeiro, Brazil             On-site          (c)            11,000
56.  San Luis, Argentina               Off-site         Owned            8,070

Graham Recycling
----------------
57.  York, Pennsylvania                Off-site         Owned           44,416

Administrative Facilities
-------------------------
o    York, Pennsylvania                   N/A          Leased           83,373
o    Blyes, France                        N/A          Leased            9,741
o    Rueil, Paris, France                 N/A          Leased            4,300
o    Mexico City, Mexico                  N/A          Leased              360

(a) Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Senior Credit Agreement.
(b) This facility is owned by Masko Graham, in which the Company holds a 51% interest through Graham Packaging Poland L.P.
(c) The Company operates these on-site facilities without leasing the space we occupy.
(d) This facility is leased by Industrias Graham Innopack S.de.R.L.de C.V., in which Graham Packaging Latin America, LLC holds a 50% interest.
(e)  The building is owned and the land is leased.
(f) The Company currently has on the market for sale its vacant facilities located in Burlington, Ontario, Canada and Wrexham, United Kingdom.


Item 3.  Legal Proceedings

         The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company's various litigation matters will not be material to the business, financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         As indicated under Item 1, "Business - The Recapitalization," upon the Closing of the Recapitalization, (i) certain limited and general partnership interests in Holdings held by the Graham Entities were redeemed by Holdings for $429.6 million, and (ii) certain limited and general partnership interests in Holdings held by the Graham Entities were purchased by the Equity Investors for $208.3 million.

         As indicated under Item 1, "Business - The Recapitalization," upon the Closing of the Recapitalization on February 2, 1998, the Company Issuers consummated an offering pursuant to Rule 144A under the Securities Act of their Senior Subordinated Notes Due 2008, consisting of $150.0 million aggregate principal amount of their Fixed Rate Senior Subordinated Old Notes and $75.0 million aggregate principal amount of their Floating Rate Senior Subordinated Old Notes. On February 2, 1998, as part of the Recapitalization, the Holdings Issuers also consummated an offering pursuant to Rule 144A under the Securities Act of $169.0 million aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the initial purchasers, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6.75 million. Pursuant to the Purchase Agreement, the initial purchasers purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3.99 million. Pursuant to the Purchase Agreement, the Issuers also reimbursed the initial purchasers for certain expenses. Pursuant to the Senior Subordinated Exchange Offers, on September 8, 1998, the Company Issuers exchanged $150.0 million aggregate principal amount of their Fixed Rate Senior Subordinated Exchange Notes and $75.0 million aggregate principal amount of their Floating Rate Senior Subordinated Exchange Notes for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers exchanged $169.0 million aggregate principal amount at maturity of their Senior Discount Exchange Notes for an equal principal amount of Senior Discount Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.


Item 6.  Selected Financial Data

         The following table sets forth certain selected historical consolidated financial data for the Company for and at the end of each of the years in the five-year period ended December 31, 2002, which are derived from the Company's audited financial statements. The combined financial statements of the Company have been prepared for periods prior to the Recapitalization to include Holdings and its subsidiaries on a combined basis and for periods subsequent to the Recapitalization, on a consolidated basis. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements of the Company, including the related notes thereto, included under Item 8.


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                            2002        2001        2000         1999        1998
                                                            ----        ----        ----         ----        ----
                                                                                   (In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (1)                                             $ 906.7     $ 923.1     $ 842.6      $ 731.6     $ 602.4
Gross profit (1)                                            164.1       151.9       134.5        142.7       115.4
Selling, general and administrative expenses                 63.8        58.2        56.2         48.0        37.8
Impairment charges (2)                                        5.1        38.0        21.1           --          --
Special charges and unusual items (3)                          --         0.2         1.1          4.6        24.2
                                                          -------     -------     -------       ------      ------
Operating income                                             95.2        55.5        56.1         90.1        53.4
Recapitalization expenses (4)                                  --          --          --           --        11.8
Interest expense, net                                        81.8        98.5       101.7         87.5        68.0
Other expense (income)                                        0.1         0.2         0.2         (0.7)       (0.2)
Minority interest                                             1.7         0.5        (0.6)        (0.5)         --
Income tax provision  (5)                                     4.0         0.3         0.4          2.5         1.1
Extraordinary loss (6)                                         --          --          --           --         0.7
                                                          -------     -------     -------       ------      ------
Net income (loss) (7)                                     $   7.6     $ (44.0)    $ (45.6)      $  1.3      $(28.0)
                                                          =======     =======     =======       ======      ======

OTHER DATA:
Cash flows from:
  Operating activities                                     $ 92.4      $ 52.5      $ 90.9        $55.5     $  41.8
  Investing activities                                      (96.6)      (77.2)     (164.7)      (181.8)     (181.2)
  Financing activities                                        1.3        24.3        78.4        126.2       139.7
Adjusted EBITDA (8)                                         198.2       171.5       153.7        149.1       117.8
Capital expenditures (excluding acquisitions)                92.4        74.3       163.4        171.0       133.9
Investments (including acquisitions) (9)                       --         0.2         0.1         10.3        45.2
Depreciation and amortization (10)                           75.8        71.7        66.2         53.2        39.3
Ratio of earnings to fixed charges (11)                      1.1x          --          --         1.0x          --

BALANCE SHEET DATA:
Working capital (deficit) (12)                             $  9.6     $ (10.4)     $(23.5)      $ 10.6     $  (5.5)
Total assets                                                798.3       758.6       821.3        741.2       596.7
Total debt                                                1,070.6     1,052.4     1,060.2      1,017.1       875.4
Partners' capital (deficit)                                (460.3)     (485.1)     (464.4)      (458.0)     (438.8)

(1) Net sales increase or decrease based on fluctuations in resin prices. Consistent with industry practice and/or as permitted under the Company's agreements with its customers, substantially all resin price changes are passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit has been substantially unaffected by fluctuations in resin prices. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.
(2) Includes impairment charges recorded on long-lived assets of $5.1 million, $28.9 million and $16.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and goodwill of $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" (Item 7) for a further discussion.
(3) Includes compensation costs related to the Recapitalization, global restructuring, systems conversion, aborted acquisition and legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.
(4) Includes transaction fees, expenses and costs associated with the termination of the interest rate collar and swap agreements as a result of the Recapitalization.
(5) As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes are assessed to Holdings' partners based on their distributive share of the income of Holdings. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.

(6) Represents cost incurred, including the write-off of unamortized debt issuance fees, in connection with the early extinguishment of debt.
(7) Effective June 28, 1999, the Company changed its method of valuing inventories for its domestic operations from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the costs related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles. The accounting change increased net loss for the year ended December 31, 1998 by $2.0 million.

(8) Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is defined in the Company's Senior Credit Agreement and Indentures as earnings before minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain non-recurring charges. Adjusted EBITDA is included in this Annual Report on Form 10-K because covenants in Holdings' and the Operating Company's debt agreements are tied to ratios based on that measure. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.

Adjusted EBITDA is calculated as follows:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                         2002      2001      2000      1999      1998
                                                                         ----      ----      ----      ----      ----
                                                                                        (In millions)
Income (loss) before extraordinary item                                $  7.6  $  (44.0)  $ (45.6)  $   1.3   $ (27.3)
Interest expense, net                                                    81.8      98.5     101.7      87.5      68.0
Income tax expense                                                        4.0       0.3       0.4       2.5       1.1
Depreciation and amortization                                            75.8      71.7      66.2      53.2      39.3
Impairment charges                                                        5.1      38.0      21.1        --        --
Fees paid pursuant to the Blackstone monitoring agreement                 1.0       1.0       1.0       1.0       1.0
Equity in loss (earnings) of joint venture                                 --       0.2      (0.1)     (0.3)     (0.3)
Special charges and unusual items/certain non-recurring charges (a)(b)   21.2       5.3       9.6       4.6      24.2
Recapitalization (income) expenses                                         --        --        --      (0.2)     11.8
Minority interest                                                         1.7       0.5      (0.6)     (0.5)       --
                                                                      -------   -------   -------   -------   -------

Adjusted EBITDA                                                       $ 198.2   $ 171.5   $ 153.7   $ 149.1   $ 117.8
                                                                      =======   =======   =======   =======   =======


     (a) The year ended December 31, 2002 includes certain non-recurring charges including global reorganization costs ($18.2 million) and costs related to the postponement of the equity offering and concurrent transactions ($3.0 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item
          7) and "Financial Statements and Supplementary Data" (Item 8), including the related notes thereto.
     (b) Does not include project startup costs, which are treated as non-recurring in accordance with the definition of EBITDA under the Senior Credit Agreement and Indentures. These startup costs were $4.7 million, $4.2 million, $8.4 million, $4.4 million and $2.6 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(9) In April 1997, the Company acquired 80% of the operating assets and liabilities of Rheem-Graham Embalagens Ltda. for $20.3 million, excluding direct costs of the acquisition. The remaining 20% was purchased in February 1998. In July 1998, the Company acquired selected plastic container manufacturing operations of Crown Cork & Seal located in France, Germany, the United Kingdom and Turkey for $38.9 million, excluding direct costs of the acquisition, net of liabilities assumed. On April 26, 1999, the Company acquired 51% of the operating assets of PlasPET Florida, Ltd. The Company became the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%. The total purchase price for the 100% interest, excluding direct costs of the acquisition, net of liabilities assumed, was $3.1 million. On July 1, 1999, the Company acquired selected companies located in Argentina for $8.1 million, excluding direct costs of the acquisition, net of liabilities assumed. On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham, bringing the Company's total interest to 51%. The total purchase price for the 51% interest, excluding direct costs of the acquisition, net of liabilities assumed, was $1.3 million. Amounts shown under the caption "Investments (including acquisitions)" represent cash paid, net of cash acquired in the acquisitions. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the respective dates of the acquisitions.
(10) Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, net, and impairment charges.
(11) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income from equity investees and extraordinary items, plus fixed charges and amortization of capitalized interest less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $44.2 million, $49.1 million and $28.7 million for the years ended December 31, 2001, 2000 and 1998, respectively.
(12) Working capital is defined as current assets, less cash and cash equivalents, minus current liabilities, less current maturities of long-term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets and currently operates 57 plants throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity-type packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver highly customized, high performance products to its customers in these areas in order to distinguish and increase sales of their branded products. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks and other food products. Since the beginning of 1997, the Company has invested over $270 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2002, the Company's sales of hot-fill PET containers grew to $323.9 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. Since the beginning of 1999, the Company has invested over $140 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2002, the Company's sales of polyolefin containers grew to $171.8 million from $117.7 million in 1999.

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

         The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased approximately 1% in 2002 as compared to 2001; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil business will continue to decline approximately 1% to 2% annually for the next several years but believes there are significant volume opportunities for automotive product business in foreign countries, particularly in South America. In 2002 the Company was awarded 100% of Shell's (Shell, Pennzoil and Quaker State branded motor oils) U.S. one quart volume requirements. This award includes supplying from a facility on-site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company in 2002 100% of its one quart volume requirements for one of its U.S. filling plants, located in Port Allen, Louisiana. ExxonMobil was not a U.S. customer prior to this award.

         The Company currently operates 22 facilities, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland and Mexico. On March 30, 2001 the Company increased its interest in Masko Graham, the Company's Polish operation, from 50% to 51%.

          Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when it is deemed appropriate. In the past few years, the Company restructured its operations as follows.

o In its North American operations in 2001, the Company closed its facility in Anjou, Quebec, Canada and in 2002 closed another plant in Burlington, Ontario, Canada. Business from these facilities was consolidated into other North American facilities as a result of these closures.

o In its European operations, the Company committed to restructuring changes in the United Kingdom, France, Italy and Germany as follows. In 2000, the Company experienced a decline in its operations in the United Kingdom and France. In the United Kingdom, this reduction in business was the result of the loss of a key customer due to a consolidation of its filling requirements to a smaller number of locations, several of which were not within an economical shipping distance from the Company's U.K. facilities. As a result, during the latter portion of 2001, the Company committed to plans to close its plant in the United Kingdom. This plant was closed during 2002. During the latter portion of 2001, the Company also committed to plans to sell or close certain plants in France. During 2002, one facility in France was sold. Another facility in France is expected to be closed during 2003. In the third quarter of 2001, the Company experienced a loss or reduction of business at its plant in Sovico, Italy. During the latter portion of 2001, the Company committed to plans to sell or close its plants in Italy. In 2002, the Company sold both of its plants in Italy. During the latter portion of 2001, as a part of its European restructuring plans, the Company committed to sell or close certain plants in Germany. These plans are still in process and are expected to be completed during 2003.

o In its South American operations in the first half of 2001, the Company experienced a downturn in financial performance in its operations in Argentina and, later in 2001, the Company's operations in Argentina were subjected to the severe downturn in the Argentine economy.

(See "--Results of Operations" for a discussion of impairment charges.)

         For the year ended December 31, 2002, 82.5% of the Company's net sales were generated by the top twenty customers, the majority of which are under long-term contracts with terms up to ten years; the remainder of which were generated by customers with whom the Company has been doing business for over 14 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10.0% of total sales in each of the years ended December 31, 2002, 2001 and 2000. The Company's sales to this customer were 16.4%, 17.4% and 11.7% for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, nearly all sales to this customer were made in North America.

         Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in North America over the years ended December 31, 2002, 2001 and 2000:

                                             Year Ended December 31,
                                             -----------------------
                                        2002          2001         2000
                                        ----          ----         ----
PET                                    $0.58         $0.65        $0.62
HDPE                                   $0.41         $0.43        $0.44

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


Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total net sales:

                                        Year Ended December 31,
                                        -----------------------
                              2002                2001               2000
                              ----                ----               ----
North America (1)       $745.0    82.2%     $742.5    80.4%    $667.2    79.2%
Europe                   138.5    15.3%      154.3    16.7%     146.2    17.3%
South America (1)         23.2     2.5%       26.3     2.9%      29.2     3.5%
                        ------   ------     ------   ------    ------   ------

Total Net Sales         $906.7   100.0%     $923.1   100.0%    $842.6   100.0%
                        ======   ======     ======   ======    ======   ======

(1) Beginning in January 1, 2002, the North America segment has included Mexico and the Latin America segment became the South America segment. 2001 net sales in Mexico, which are included in South America, are insignificant. There were no operations in Mexico prior to 2001.

                                           Year Ended December 31,
                                           -----------------------
                                   2002              2001              2000
                                   ----              ----              ----
Food and Beverage            $515.4   56.9%    $511.6   55.4%    $416.2   49.4%
Household and Personal Care   186.0   20.5%     208.5   22.6%     210.6   25.0%
Automotive Lubricants         205.3   22.6%     203.0   22.0%     215.8   25.6%
                             ------  ------    ------  ------    ------  ------

Total Net Sales              $906.7  100.0%    $923.1  100.0%    $842.6  100.0%
                             ======  ======    ======  ======    ======  ======


2002 Compared to 2001

         Net Sales. Net sales for the year ended December 31, 2002 decreased $16.4 million or 1.8% to $906.7 million from $923.1 million for the year ended December 31, 2001. The decrease in sales was primarily due to a decrease in resin pricing combined with the Company's restructuring process in Europe, which includes the sale or closing of six non-strategic locations of which four locations have already been sold or closed, partially offset by a 7.5% increase in units sold, principally due to additional food and beverage container business where units increased by 11.7%. Excluding business impacted by the

European restructuring, sales for the year ended December 31, 2002 would have increased approximately 3% compared to the sales for the year ended December 31, 2001 and unit volume would have increased approximately 14%. On a geographic basis, sales for the year ended December 31, 2002 in North America increased $2.5 million or 0.3% from the year ended December 31, 2001 and included higher units sold of 8.9%. North American sales in the food and beverage business and the automotive business contributed $3.2 million and $4.0 million, respectively, to the increase, while sales in the household and personal care business were $4.7 million lower. Units sold in North America increased by 12.0% in the food and beverage business, 1.8% in the household and personal care business and 7.6% in the automotive lubricants business. Sales for the year ended December 31, 2002 in Europe decreased $15.8 million or 10.2% from the year ended December 31, 2001. The decrease in sales is primarily due to the European restructuring. Overall, the European sales reflected a 5.3% increase in units sold. Exchange rate changes increased sales by approximately $5.5 million. Excluding business impacted by the European restructuring, sales in Europe for the year ended December 31, 2002 would have increased approximately $23.2 million compared to sales for the year ended December 31, 2001 and unit volume in Europe would have increased approximately 25% compared to the same period last year. Sales in South America for the year ended December 31, 2002 decreased $3.1 million or 11.8% for the year ended December 31, 2001, primarily due to unfavorable exchange rate changes of approximately $11.0 million, partially offset by a 3.1% increase in units sold and increased pricing principally due to a pass through of increased costs.

          Gross Profit. Gross profit for the year ended December 31, 2002 increased $12.2 million to $164.1 million from $151.9 million for the year ended December 31, 2001. Gross profit for the year ended December 31, 2002 increased $15.5 million in North America, decreased $4.1 million in Europe and increased $0.8 million in South America when compared to the year ended December 31, 2001. The increase in gross profit resulted primarily from the higher sales volume and strong operating performance in all three of the Company's geographic segments being partially offset by restructuring and customer consolidation expenses in Europe of approximately $15.8 million and exchange rate losses in South America of approximately $2.3 million.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 increased $5.5 million to $63.8 million from $58.3 million for the year ended December 31, 2001. The increase in 2002 selling, general and administrative expenses was primarily due to an increase in certain non-recurring charges, which were $5.6 million and $1.0 million for the years ended December 31, 2002 and December 31, 2001, respectively, comprised primarily of costs related to the postponed equity offering and concurrent transactions ($3.0 million) and global reorganizations costs ($2.6 million) for the year ended December 31, 2002 and global reorganization costs ($0.8 million) for the year ended December 31, 2001. As a percent of sales, selling, general and administrative expenses increased to 7.0% of sales in 2002 from 6.3% of sales in 2001. Excluding non-recurring charges, as a percent of sales, selling, general and administrative expenses increased to 6.4% of sales in 2002 from 6.2% of sales in 2001.

         Impairment Charges. During 2002, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location, and
o Certain plant in Louisiana (North America) - the Company's commitment to a plan to close this location.

         During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Argentina (South America) - operating losses and cash flow deficits experienced, the loss or reduction of business and the severe downturn in the Argentine economy;
o Italy (Europe) - operating losses and reduction of business, as well as the Company's commitment to a plan to sell these locations;
o Certain plants in France (Europe) - the Company's commitment to a plan to sell or close these locations;
o Bad Bevensen, Germany (Europe) - the Company's commitment to a plan to sell or close this location;
o United Kingdom (Europe) - the Company's commitment to a plan to close this location;
o Burlington, Canada (North America) - the Company's commitment to a plan to close this location; and
o Turkey (Europe) - a significant change in the ability to utilize certain assets.

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $4.1 million for the year ended December 31, 2001. For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $5.1 million and $24.8 million for the years ended December 31, 2002 and 2001, respectively. These assets have a remaining carrying amount as of December 31, 2002 of $0.4 million. Similarly, the Company evaluated the recoverability of its enterprise goodwill applicable to these locations, and consequently recorded impairment charges of $9.1 million for the year ended December 31, 2001. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the location to projected discounted future cash flows of the location.

         As of December 31, 2002, certain assets in Germany, the United Kingdom and the United States were held for disposal. Operating loss for Germany for each of the three years ended December 31, 2002, 2001 and 2000 was $4.3 million, $12.5 million and $1.7 million, respectively. Discrete financial information is not available for the other location whose assets are held for disposal.

         Special Charges and Unusual Items. There are no special charges and unusual items in 2002. In 2001 special charges and unusual items related to compensation costs related to the Recapitalization (see "Business - The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation).

         Interest Expense, Net. Interest expense, net decreased $16.7 million to $81.8 million for the year ended December 31, 2002 from $98.5 million for the year ended December 31, 2001. The decrease was primarily related to lower interest rates in 2002 compared to 2001. Interest expense, net includes $16.7 million and $15.0 million of interest on the Senior Discount Notes for the years ended December 31, 2002 and 2001, respectively.

         Other Expense (Income). Other expense (income) was $0.1 million for the year ended December 31, 2002 as compared to $0.2 million for the year ended December 31, 2001.

         Minority Interest. Minority interest increased $1.2 million to $1.7 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001, primarily related to additional earnings of Masko Graham.

         Income Tax Provision. Income tax provision increased $3.7 million to $4.0 million for the year ended December 31, 2002 from $0.3 million for the year ended December 31, 2001. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

         Net Income (Loss). Primarily as a result of factors discussed above, net income for the year ended December 31, 2002 was $7.6 million compared to net loss of $44.0 million for the year ended December 31, 2001.

         Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6 "Selected Financial Data") in 2002 increased 15.6% to $198.2 million from $171.5 million in 2001.


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

         Gross Profit. Gross profit for the year ended December 31, 2001 increased $17.4 million to $151.9 million from $134.5 million for the year ended December 31, 2000. Gross profit for the year ended December 31, 2001 increased $9.5 million in North America, increased $8.7 million in Europe and decreased $0.8 million in Latin America when compared to the year ended December 31, 2000. The increase in gross profit resulted primarily from higher sales volume in North America and Europe, along with restructuring and customer consolidation in Europe. The continued economic uncertainties in Argentina and exchange rate changes in Brazil of approximately $1.1 million were contributing factors to the decrease in the Latin American gross profit.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased $2.0 million to $58.2 million from $56.2 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses is due primarily to overall growth in the business, offset by lower non-recurring charges for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a percent of sales, selling, general and administrative expenses increased to 6.2% of sales in 2001 from 5.9% of sales in 2000, excluding non-recurring charges, and decreased to 6.3% of sales in 2001 from 6.7% of sales in 2000, including non-recurring charges.

         Impairment Charges. During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Argentina (Latin America) - operating losses and cash flow deficits experienced, the loss or reduction of business and the severe downturn in the Argentine economy;
o Italy (Europe) - operating losses and reduction of business, as well as the Company's commitment to a plan to sell these locations;
o Certain plants in France (Europe) - the Company's commitment to a plan to sell or close these locations;
o Bad Bevensen, Germany (Europe) - the Company's commitment to a plan to sell or close this location;
o United Kingdom (Europe) - the Company's commitment to a plan to close this location;
o Burlington, Canada (North America) - the Company's commitment to a plan to close this location; and
o Turkey (Europe) - a significant change in the ability to utilize certain assets.

         During 2000, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o    United Kingdom (Europe) - operating losses experienced and projected;
o Certain plants in France (Europe) - operating losses experienced and projected;
o    Anjou, Canada (North America) - operating losses experienced and projected;
     and
o Brazil (Latin America) - a significant change in the ability to utilize certain assets.

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $4.1 million and $15.8 million for the years ended December 31, 2001 and 2000, respectively. For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $24.8 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively. These assets have a remaining carrying amount as of December 31, 2001 of $0.1 million. Similarly, the Company evaluated the recoverability of its enterprise goodwill, and consequently recorded impairment charges of $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the enterprise to projected discounted future cash flows of the enterprise.

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

         Special Charges and Unusual Items. In 2001 and 2000, special charges and unusual items of $0.2 million and $1.1 million, respectively, related to compensation costs related to the Recapitalization (see "Business -- The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation).

         Interest Expense, Net. Interest expense, net decreased $3.2 million to $98.5 million for the year ended December 31, 2001 from $101.7 million for the year ended December 31, 2000. The decrease was primarily related to lower interest rates in 2001 compared to 2000. Interest expense, net includes $15.0 million and $13.6 million of interest on the Senior Discount Notes for the years ended December 31, 2001 and 2000, respectively.

         Other Expense (Income). Other expense (income) was $0.2 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000. The lower loss was due primarily to a higher foreign exchange gain in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         Minority Interest. Minority interest increased $1.1 million to $0.5 million for the year ended December 31, 2001 from $(0.6) million for the year ended December 31, 2000, primarily related to additional earnings of Masko Graham and reduced losses of PlasPET Florida, Ltd.

         Net Loss. Primarily as a result of factors discussed above, net loss was $44.0 million for the year ended December 31, 2001 compared to net loss of $45.6 million for the year ended December 31, 2000.

         Adjusted EBITDA. Primarily as a result of factors discussed above, Adjusted EBITDA (as defined in Item 6 "Selected Financial Data") for the year ended December 31, 2001 increased 11.6% to $171.5 million from $153.7 million for the year ended December 31, 2000.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, for profitable entities, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $12.5 million for the year ended December 31, 2002 and decreased comprehensive income by $10.4 million for each of the years ended December 31, 2001 and 2000.


Liquidity and Capital Resources

         In 2002, 2001 and 2000, the Company generated a total of $235.7 million of cash from operations, $7.2 million from increased indebtedness and $97.7 million from capital contributions. This $340.6 million was primarily used to fund $330.2 million of capital expenditures, $0.3 million of investments, $4.2 million of expenditures for the sales of businesses, $0.9 million of debt issuance fee payments and $5.0 million of other net uses.

         The Company's Senior Credit Agreement currently consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the February 14, 2003 Senior Credit Agreement, the term loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006,
$50.0 million in 2007, $235.0 million in 2008 and $134.5 million in 2009. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on the earlier of February 14, 2008 and the Term Loan maturity date.

         The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         The Recapitalization included the issuance of $225.0 million of senior subordinated notes due 2008 and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At December 31, 2002, the aggregate accreted value of the Senior Discount Notes was $168.4 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At December 31, 2002, the Company's total indebtedness was $1,070.6 million.

         Unused lines of credit at December 31, 2002 and 2001 were $97.9 million and $132.9 million, respectively. Substantially all unused lines of credit have no major restrictions, except as described in Item 13 ("Certain Relationships and Related Transactions"), and are provided under notes between the Company and the lending institution.

         As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Bank Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

         Total capital expenditures, excluding acquisitions, for 2002, 2001 and 2000 were $92.4 million, $74.3 million and $163.4 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's facilities are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

         For the fiscal year 2003, the Company expects to incur approximately $130.0 million of capital expenditures. However, total capital expenditures for 2003 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $28.7 million at December 31, 2002.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations; and
o to finance the payment of cash interest on the Senior Discount Notes or any notes issued pursuant to a refinancing of the Senior Discount Notes.

Contractual Obligations and Commitments

         The following table sets forth the Company's contractual obligations and commitments as of December 31, 2002:

                                                           Payments Due by Period
                                                           ----------------------
                                                              2004 and   2006 and   2008 and
Contractual Obligations                   Total       2003      2005       2007      beyond
-----------------------                   -----       ----      ----       ----      ------
                                                          (In millions)
Long-term debt                          $1,056.2     $30.5     $314.7     $317.4     $393.6
Capital lease obligations                   14.4       2.4        3.9        7.6         .5
Operating leases                            71.3      15.9       24.3       13.3       17.8
Capital expenditures                        28.7      28.7         --         --         --
                                        --------     -----     ------     ------     ------
Total contractual cash obligations      $1,170.6     $77.5     $343.0     $338.2     $411.9
                                        ========     =====     ======     ======     ======

         Long-term debt amounts above have not been adjusted to reflect the February 14, 2003 Senior Credit Agreement.


Transactions with Affiliates

         The Company's relationship with Graham Engineering is significant to the business of the Company. To date, Graham Engineering has provided equipment, technology and services to Holdings and its subsidiaries. Holdings is a party to an equipment sales, service and licensing agreement with Graham Engineering, pursuant to which Graham Engineering will provide the Company with the Graham Wheel, which is an extrusion blow molding machine, and related technical support. The Company paid Graham Engineering approximately $20.2 million, $23.8 million and $25.1 million for such services and equipment for the years ended December 31, 2002, 2001 and 2000, respectively.

         On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the equipment sales, service and licensing agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2002 has been met.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company, for which the Company paid approximately $5.4 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

         Graham Family Growth Partnership has supplied management services to the Company since 1998. The Company paid Graham Family Growth Partnership approximately $1.1 million for its services for the year ended December 31, 2002, including the $1.0 million per year fee paid pursuant to the Holdings Partnership Agreement, and $1.0 million for each of the years ended December 31, 2001 and 2000.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.1 million for its services for the year ended December 31, 2002, including the $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, and $1.0 million for each of the years ended December 31, 2001 and 2000.

Critical Accounting Policies and Estimates

Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in the Company's evaluations.

Derivatives

         On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Existing Senior Credit Agreement. These interest rate swaps were accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $6.9 million for the year ended December 31, 2002, with a cumulative $6.2 million unrealized loss recorded within OCI as of December 31, 2002. In connection with the closing of the Senior Credit Agreement on February 14, 2003 the Company expects to record a non-cash charge of approximately $4.8 million as a result of the reclassification into earnings of the remaining unrealized loss on interest rate swap agreements applicable to indebtedness under the Existing Senior Credit Agreement.

         On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003 that effectively fix the interest rate on $300 million of the term loans through March 24, 2006 at a weighted average rate of 2.54%. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on Management's adherence to this accounting policy. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the years ended December 31, 2002 and 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2002.

Benefit Plan Accruals

         The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, "Employer's Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets.

These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. See Note 12 to Financial Statements.

         For disclosure of all of the Company's significant accounting policies see Note 1 to Financial Statements.


New Accounting Pronouncements Not Yet Adopted

         On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the Financial Accounting Standards Board ("FASB"). As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company adopted SFAS 145 on January 1, 2003 and the adoption of SFAS 145 did not have a significant impact on its results of operations or financial position.

         On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and the adoption of SFAS 146 did not have a significant impact on its results of operations or financial position.

         In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not believe that adoption of SFAS 148 will have a significant impact on the Company's results of operations or financial position.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         As a result of the Recapitalization, the Company has significant long and short-term debt commitments outstanding as of December 31, 2002. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments, including derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the tables present principal cash flows and related actual weighted average interest rates as of December 31, 2002 and 2001. For fixed rate debt obligations, the following tables present principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2002 and 2001 for the receive rate. Note 9 of the Notes to Financial Statements should be read in conjunction with the tables below.


                         Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest    Fair Value
                                            Rate Swap Agreements at December 31, 2002                           December
                         ------------------------------------------------------------------------------------
                              2003      2004        2005         2006       2007     Thereafter    Total        31, 2002
                              ----      ----        ----         ----       ----     ----------    -----        --------
                                                             (Dollars in thousands)
Interest rate sensitive
liabilities:
Variable rate borrowings,
    including short term
    amounts                 $ 32,942   $250,732     $67,914     $244,896     $80,046   $ 75,720  $  752,250  $  752,250
  Average interest rate        4.31%      3.62%       3.92%        4.05%       4.38%      5.56%       4.09%
Fixed rate borrowings             --         --          --           --          --   $318,377  $  318,377  $  318,345
  Average interest rate           --         --          --           --          --      9.81%       9.81%
Total interest rate
sensitive liabilities       $ 32,942   $250,732     $67,914     $244,896     $80,046   $394,097  $1,070,627  $1,070,595
                            ========   ========     =======     ========     =======   ========  ==========  ==========
Derivatives matched
  against liabilities:
  Pay fixed swaps           $300,000         --                       --          --         --  $  300,000  $   (6,237)
  Pay rate                   5.25%           --          --           --          --         --       5.25%
  Receive rate               1.33%           --          --           --          --         --       1.33%




                         Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest   Fair Value
                                           Rate Swap Agreements at December 31, 2001                          December
                         ------------------------------------------------------------------------------------
                               2002      2003        2004        2005       2006    Thereafter     Total      31, 2001
                               ----      ----        ----        ----       ----    ----------     -----      --------
                                                             (Dollars in thousands)
Interest rate sensitive
liabilities:
Variable rate borrowings,
  including short-term
  amounts                   $ 30,585   $ 31,610    $220,147    $67,476    $245,041   $155,894   $  750,753     $750,753
  Average interest rate        5.65%      4.74%       4.65%      4.78%       4.87%      6.26%        5.11%
Fixed rate borrowings             --         --          --         --          --   $301,638   $  301,638     $247,490
  Average interest rate           --         --          --         --          --      9.76%        9.76%
Total interest rate
  sensitive liabilities     $ 30,585   $ 31,610    $220,147    $67,476    $245,041   $457,532   $1,052,391     $998,243
                            ========   ========    ========    =======    ========   ========   ==========     ========
Derivatives matched
  against liabilities:
  Pay fixed swaps           $200,000   $300,000          --         --          --         --     $500,000     $(13,145)
  Pay rate                     5.81%      5.25%          --         --          --         --        5.47%
  Receive rate                 1.94%      2.99%          --         --          --         --        2.57%


Long-term debt amounts above have not been adjusted to reflect the February 14, 2003 Senior Credit Agreement.

There were no forward exchange contracts outstanding as of December 31, 2002 or December 31, 2001.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                         Number
                                                                         ------

Independent Auditors' Report                                                 35

Audited Financial Statements                                                 36

  Consolidated Balance Sheets at December 31, 2002 and 2001                  36

  Consolidated Statements of Operations for the years ended December 31,
  2002, 2001 and 2000                                                        37

  Consolidated Statements of Partners' Capital (Deficit) for the years
  ended December 31, 2002, 2001 and 2000                                     38

  Consolidated Statements of Cash Flows for the years ended December 31,
  2002, 2001 and 2000                                                        39

  Notes to Consolidated Financial Statements                                 40

INDEPENDENT AUDITORS' REPORT



To the Partners
Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 14, 2003

                        GRAHAM PACKAGING HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          December 31,
                                                                          ------------
                                                                      2002           2001
                                                                      ----           ----
         ASSETS
Current assets:
  Cash and cash equivalents                                       $    7,299     $    9,032
  Accounts receivable, net                                            97,933         90,182
  Inventories                                                         62,660         60,476
  Prepaid expenses and other current assets                           18,289         14,054
                                                                  ----------     ----------
Total current assets                                                 186,181        173,744
Property, plant and equipment:
  Machinery and equipment                                            954,088        883,692
  Land, buildings and leasehold improvements                         102,211         97,578
  Construction in progress                                            22,043         39,689
                                                                  ----------     ----------
                                                                   1,078,342      1,020,959
  Less accumulated depreciation and amortization                     500,380        471,374
                                                                  ----------     ----------
Property, plant and equipment, net                                   577,962        549,585
Goodwill                                                               5,566          6,400
Other non-current assets                                              28,602         28,832
                                                                  ----------     ----------
Total assets                                                      $  798,311     $  758,561
                                                                  ==========     ==========

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                $   77,022     $   95,749
  Accrued expenses                                                    92,210         79,381
  Current portion of long-term debt                                    7,992         30,585
                                                                  ----------     ----------
Total current liabilities                                            177,224        205,715
Long-term debt                                                     1,062,635      1,021,806
Other non-current liabilities                                         14,655         13,582
Minority interest                                                      4,104          2,512
Commitments and contingent liabilities (see Notes 18 and 19)              --             --
Partners' capital (deficit):
  Partners' capital (deficit)                                       (420,349)      (427,911)
  Notes and interest receivable for ownership interests               (2,593)        (2,443)
  Accumulated other comprehensive income (loss)                      (37,365)       (54,700)
                                                                  ----------     ----------
Total partners' capital (deficit)                                   (460,307)      (485,054)
                                                                  ----------     ----------
Total liabilities and partners' capital (deficit)                 $  798,311     $  758,561
                                                                  ==========     ==========


                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                         Year Ended December 31,
                                                         -----------------------
                                                     2002         2001         2000
                                                     ----         ----         ----

Net sales                                         $906,705     $923,068     $842,551
Cost of goods sold                                 742,604      771,201      708,037
                                                  --------     --------     --------

Gross profit                                       164,101      151,867      134,514
Selling, general, and administrative expenses       63,732       58,230       56,200
Impairment charges                                   5,129       37,988       21,056
Special charges and unusual items                       --          147        1,118
                                                  --------     --------     --------

Operating income                                    95,240       55,502       56,140
Interest expense                                    82,080       99,052      102,202
Interest income                                       (296)        (612)        (509)
Other expense                                          179          199          265
Minority interest                                    1,713          530         (623)
                                                  --------     --------     --------

Income (loss) before income taxes                   11,564      (43,667)     (45,195)
Income tax provision                                 4,002          303          442
                                                  --------     --------     --------

Net income (loss)                                 $  7,562     $(43,970)    $(45,637)
                                                  ========     ========     ========



                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (In thousands)

                                                                          Notes and
                                                                          Interest       Accumulated
                                                          Partners'    Receivable for       Other
                                                           Capital        Ownership     Comprehensive
                                                          (Deficit)       Interests     Income (Loss)       Total
                                                          ---------       ---------     -------------       -----
Consolidated balance at January 1, 2000                   $(439,123)       $    --         $(18,848)     $(457,971)

   Net loss for the year                                    (45,637)            --               --        (45,637)
   Cumulative translation adjustment                             --             --          (10,387)       (10,387)
                                                                                                         ---------

   Comprehensive income (loss)                                                                             (56,024)

   Capital contribution                                      50,000         (1,147)              --         48,853

   Recapitalization (unearned compensation expense)             763             --               --            763
                                                          ---------        -------         --------      ---------

Consolidated balance at December 31, 2000                  (433,997)        (1,147)         (29,235)      (464,379)

   Net loss for the year                                    (43,970)            --               --        (43,970)
   Cumulative effect of change in accounting for
   derivatives                                                    --            --              392            392
   Changes in fair value of derivatives                          --             --          (13,537)       (13,537)
   Additional minimum pension liability                          --             --           (1,937)        (1,937)
   Cumulative translation adjustment                             --             --          (10,383)       (10,383)
                                                                                                         ---------
   Comprehensive income (loss)                                                                             (69,435)

   Capital contribution                                      50,000         (1,146)              --         48,854
   Interest on notes receivable for ownership
   interests                                                     --           (150)              --           (150)
   Recapitalization (unearned compensation expense)              56                              --             56
                                                          ---------        -------         --------      ---------

Consolidated balance at December 31, 2001                  (427,911)        (2,443)         (54,700)      (485,054)

   Net income for the year                                    7,562             --               --          7,562
   Changes in fair value of derivatives                          --             --            6,909          6,909
   Additional minimum pension liability                          --             --           (2,051)        (2,051)
   Cumulative translation adjustment                             --             --           12,477         12,477
                                                                                                         ---------
   Comprehensive income                                                                                     24,897

   Interest on notes receivable for ownership
   interests                                                     --           (150)              --           (150)
                                                          ---------        -------         --------      ---------

Consolidated balance at December 31, 2002                 $(420,349)       $(2,593)        $(37,365)     $(460,307)
                                                          =========        =======         ========      =========


                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                            2002            2001             2000
                                                                            ----            ----             ----
Operating activities:
  Net income (loss)                                                    $   7,562       $ (43,970)        $(45,637)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                       75,840          71,707           66,200
      Impairment charges                                                   5,129          37,988           21,056
      Amortization of debt issuance fees                                   4,572           4,637            4,658
      Accretion of Senior Discount Notes                                  16,739          14,959           13,588
      Minority interest                                                    1,713             530             (623)
      Equity in loss (earnings) of joint venture                              --             246              (63)
      Foreign currency transaction loss                                       27             219              292
      Interest receivable for ownership interests                           (150)           (150)              --
      Other non-cash Recapitalization expense                                 --              56              763
    Changes in operating assets and liabilities, net of acquisitions/sales of businesses:
      Accounts receivable                                                 (6,265)         21,029           (6,898)
      Inventories                                                         (4,017)          4,020          (13,753)
      Prepaid expenses and other current assets                           (3,879)         (2,151)           4,191
      Other non-current assets and liabilities                              (414)         (7,180)          (1,406)
      Accounts payable and accrued expenses                               (4,488)        (49,453)          48,523
                                                                       ---------       ---------         --------
Net cash provided by operating activities                                 92,369          52,487           90,891

Investing activities:
    Net purchases of property, plant and equipment                       (92,437)        (74,315)        (163,429)
    Acquisitions of/investments in businesses, net of cash
    acquired                                                                  --            (163)            (109)
    Net expenditures for sales of businesses                              (4,193)             --               --
    Other                                                                     --          (2,680)          (1,145)
                                                                       ---------       ---------         --------
Net cash used in investing activities                                    (96,630)        (77,158)        (164,683)

Financing activities:
    Proceeds from issuance of long-term debt                             496,227         708,542          443,496
    Payment of long-term debt                                           (494,880)       (733,202)        (412,986)
    Notes receivable for ownership interests                                  --          (1,146)          (1,147)
    Capital contributions                                                     --          50,000           50,000
    Contributions (to) from minority shareholders                             --             (15)              68
    Debt issuance fees and other                                              --             106           (1,038)
                                                                       ---------       ---------         --------
Net cash provided by financing activities                                  1,347          24,285           78,393

Effect of exchange rate changes                                            1,181            (426)            (740)
                                                                       ---------       ---------         --------
(Decrease) increase in cash and cash equivalents                          (1,733)           (812)           3,861
Cash and cash equivalents at beginning of year                             9,032           9,844            5,983
                                                                       ---------       ---------         --------
Cash and cash equivalents at end of year                               $   7,299       $   9,032         $  9,844
                                                                       =========       =========         ========


                 See accompanying notes to financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.       Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; Graham Packaging U.K. Ltd.; Graham Plastik Ambalaj A.S.; Graham Packaging Deutschland GmbH; Graham Packaging Argentina S.A.; Graham Innopack de Mexico S. de R.L. de C.V.; Graham Packaging Belgium S.A.; Graham Packaging Iberica S.L.; subsidiaries thereof; and land and buildings that were used in the operations, owned by the control group of owners and contributed to the Company (as defined below). In addition, the consolidated financial statements of the Company include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the Senior Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes and as co-guarantor with Holdings of the Senior Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Since March 30, 2001 the consolidated financial statements of the Company include the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a total of 51% interest, in a joint venture. (Refer to Note 3 for a discussion of this investment). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Description of Business

         The Company sells plastic packaging products principally to large, multinational companies in the food and beverage, household and personal care and automotive lubricants industries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, France, Germany, Hungary, Mexico, Poland, Spain, Turkey and the United States.

Revenue Recognition

         Sales are recognized as products are shipped and upon passage of title to the customer.

Cash and Cash Equivalents

         The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents.

Inventories

         Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the first-in, first-out ("FIFO") method (see Note 5).

                        GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets.

Goodwill

         Prior to January 1, 2002, the Company amortized goodwill under the straight-line method over 20 years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company has completed the transitional goodwill impairment test as of January 1, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS 142. Goodwill is reviewed for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. See Notes 6, 20 and 22.

Other Non-current Assets

         Other non-current assets primarily include debt issuance fees, notes receivable and prepaid pension assets. Debt issuance fees totaled $14.7 million and $19.3 million as of December 31, 2002 and 2001, respectively. These amounts are net of accumulated amortization of $22.4 million and $17.8 million as of December 31, 2002 and 2001, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate.

Derivatives

         On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded $0.4 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow hedges prior to adopting SFAS 133. The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its Existing Senior Credit Agreement. These interest rate swaps were accounted for as cash flow hedges. The effective portion of the change in the fair value of the interest rate swaps is recorded in OCI and was an unrealized gain of $6.9 million for the year ended December 31, 2002, with a cumulative $6.2 million unrealized loss recorded within OCI as of December 31, 2002. In connection with the closing of the Senior Credit Agreement on February 14, 2003 the Company expects to record a non-cash charge of approximately $4.8 million as a result of the reclassification into earnings of the remaining unrealized loss on interest rate swap agreements applicable to indebtedness under the Existing Senior Credit Agreement.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003 that effectively fix the interest rate on $300 million of the term loans through March 24, 2006 at a weighted average rate of 2.54%. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on Management's adherence to this accounting policy. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the years ended December 31, 2002 and 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2002.

Benefit Plan Accruals

         The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, "Employer's Accounting for Pensions."

Foreign Currency Translation

         The Company uses the local currency as the functional currency for principally all foreign operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners' capital (deficit). Exchange gains and losses arising from transactions denominated in foreign currencies other than the functional currency of the entity entering into the transactions are included in current operations.

Comprehensive Income

         Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Consolidated Statements of Partners' Capital (Deficit).

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

Management Option Plan

         The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting For Stock Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. As of December 31, 2002, the Company has elected to remain on its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


Postemployment Benefits

         The Company maintains a supplemental income plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $1.2 million and $1.1 million as of December 31, 2002 and 2001, respectively, were included in other non-current liabilities.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

New Accounting Pronouncements Not Yet Adopted

         On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the Financial Accounting Standards Board ("FASB"). As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company adopted SFAS 145 on January 1, 2003 and the adoption of SFAS 145 did not have a significant impact on its results of operations or financial position.

         On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and the adoption of SFAS 146 did not have a significant impact on its results of operations or financial position.

         In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not believe that adoption of SFAS 148 will have a significant impact on the Company's results of operations or financial position.


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


     o The contribution by Holdings of substantially all of its assets and liabilities to the Operating Company, which was renamed "Graham Packaging Company, L.P.";
     o The contribution by certain Graham Entities to the Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;
     o The initial borrowing by the Operating Company of $403.5 million (the "Bank Borrowings") in connection with the Existing Senior Credit Agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;
     o The issuance of $225.0 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169.0 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of notes;
     o The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries;
     o The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the Bank Borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management);
     o The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million;
     o The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million;
     o The repayment by the Graham Entities of amounts owed to Holdings under the $20.2 million promissory notes;
     o The recognition of additional compensation expense under an equity appreciation plan;
     o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management;
     o    The execution of various other agreements among the parties; and
     o The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

         As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Entities or affiliates thereof or other entities controlled by Donald C. Graham and his family, have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.


3.       Acquisitions

Investment in Limited Partnership of PlasPET Florida, Ltd.

         On April 26, 1999 the company acquired 51% of the operating assets of PlasPET Florida, Ltd., while becoming the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%, for a total purchase price (including acquisition-related costs) of $3.3 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to July 6, 1999. The original acquisition was recorded on July 6, 1999 under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are consolidated in the financial statements of the Company for all periods presented. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


Current assets ........................      $   479
Property, plant and equipment .........        4,689
Other assets ..........................        1,052
Goodwill ..............................        4,032
                                             -------

Total .................................       10,252
Less liabilities assumed ..............        6,906
                                             -------

Net cost of acquisition ...............      $ 3,346
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

Current assets ......................   $ 3,743
Property, plant and equipment .......     8,210
Goodwill ............................       954
                                        -------

Total ...............................    12,907
Less liabilities assumed ............    11,474
                                        -------

Net cost of acquisition .............   $ 1,433
                                        =======


Pro Forma Information

         The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

                              Year Ended December 31,
                              -----------------------
                                2001           2000
                                ----           ----
                                   (In thousands)
Net sales                     $925,782      $851,946
Net (loss)                     (44,102)      (46,415)

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


4.       Accounts Receivable

         Accounts receivable are presented net of an allowance for doubtful accounts of $4.3 million and $2.4 million at December 31, 2002 and 2001, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         The Company had sales to two customers which exceeded 10.0% of total sales in any of the past three years. The Company's sales to one customer were 16.4%, 17.4% and 11.7% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, nearly all sales to this customer were made in North America. The Company's sales to another customer were 7.8%, 9.4% and 11.4% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, approximately 73%, 25% and 2% of the sales to this customer were made in North America, Europe and South America, respectively.


5.       Inventories

         Inventories consisted of the following:

                                                   December 31,
                                                   ------------
                                                2002         2001
                                                ----         ----
                                                  (In thousands)
Finished goods                                $43,786      $43,403
Raw materials and parts                        18,874       17,073
                                              -------      -------
                                              $62,660      $60,476
                                              =======      =======


6.       Impairment Charges

         During 2002, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and
o Certain plant in Louisiana (North America) - the Company's commitment to a plan to close this location.

         During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parenthesis) due to indicators of impairment as follows:

o Argentina (Latin America) - operating losses and cash flow deficits experienced, the loss or reduction of business and the severe downturn in the Argentine economy;
o Italy (Europe) - operating losses and reduction of business, as well as the Company's commitment to a plan to sell these locations;
o Certain plants in France (Europe) - the Company's commitment to a plan to sell or close these locations;
o Bad Bevensen, Germany (Europe) - the Company's commitment to a plan to sell or close this location;
o United Kingdom (Europe) - the Company's commitment to a plan to close this location;
o Burlington, Canada (North America) - the Company's commitment to a plan to close this location; and
o Turkey (Europe) - a significant change in the ability to utilize certain assets.

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $4.1 million for the year ended December 31, 2001. For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $5.1 million and $24.8 million for the years ended December 31, 2002 and 2001, respectively. These assets have a remaining carrying amount as of December 31, 2002 of $0.4 million. Similarly, the Company evaluated the recoverability of its enterprise goodwill applicable to these locations, and consequently recorded impairment charges of $9.1 million for the year ended December 31, 2001. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the location to projected discounted future cash flows of the location.

         As of December 31, 2002, certain assets in Germany, the United Kingdom and the United States were held for disposal. Operating loss for Germany for each of the three years ended December 31, 2002, 2001 and 2000 was $4.3 million,

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


$12.5 million and $1.7 million, respectively. Discrete financial information is not available for the other location whose assets are held for disposal.


7.       Accrued Expenses

         Accrued expenses consisted of the following:

                                                         December 31,
                                                         ------------
                                                      2002         2001
                                                      ----         ----
                                                        (In thousands)

Accrued employee compensation and benefits           $36,062      $23,930
Accrued interest                                      11,120       12,361
Accrued sales allowance                                9,919        8,612
Other                                                 35,109       34,478
                                                     -------      -------
                                                     $92,210      $79,381
                                                     =======      =======

         For the year ended December 31, 2001, the Company incurred costs of employee termination benefits in Burlington, Canada of $0.9 million, which included the legal liability of severing 139 employees, in the United Kingdom of $0.6 million, which included the legal liability of severing 26 employees and in Bad Bevensen, Germany of $0.6 million, which included the legal liability of severing 22 employees. The Company terminated 35 of these employees as of December 31, 2001. The remaining 152 employees were terminated during the year ended December 31, 2002. For the year ended December 31, 2002, the Company incurred costs of employee termination benefits in the United Kingdom of $1.7 million, which included the legal liability of severing 67 employees, all of which were terminated as of December 31, 2002. In addition, for the year ended December 31, 2002, the Company incurred costs of employee termination benefits in Blyes and Noeux les Mines, France of $9.0 million, which included the legal liability of severing 155 employees. The Company terminated 25 of these employees as of December 31, 2002. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):



                                        Europe &
                                         North                       United
                                        America     Burlington,      Kingdom       Germany      France
                                       Reduction       Canada       Reduction     Reduction    Reduction
                                        in Force      Shutdown      in Force      in Force      in Force        Total
                                        --------      --------      --------      --------      --------        -----
Reserves at December 31, 2000            $ 3,605        $  --       $   --        $  --         $   --       $ 3,605
(Decrease) increase in reserves             (442)         895          595          564             --         1,612
Cash payments                             (2,756)          --         (595)          --             --        (3,351)
                                         -------        -----       ------        -----         ------       -------
Reserves at December 31, 2001            $   407        $ 895       $   --        $ 564         $   --       $ 1,866
(Decrease) increase in reserves             (185)          29        1,706          (47)         9,015        10,518
Cash payments                               (149)        (888)      (1,706)        (517)            --        (3,260)
                                         -------        -----       ------        -----         ------       -------
Reserves at December 31, 2002            $    73        $  36       $   --        $  --         $9,015        $9,124
                                         =======        =====       ======        =====         ======        ======

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


8.       Debt Arrangements

         Long-term debt consisted of the following:

                                                       December 31,
                                                       ------------
                                                   2002           2001
                                                   ----           ----
                                                     (In thousands)
Term loan                                       $  502,000    $  526,950
Revolving loan                                     155,500       125,000
Revolving credit facilities                          3,483         5,111
Senior Subordinated Notes                          225,000       225,000
Senior Discount Notes                              168,377       151,638
Capital leases                                      14,400        16,041
Other                                                1,867         2,651
                                                ----------    ----------
                                                 1,070,627     1,052,391
Less amounts classified as current                   7,992        30,585
                                                ----------    ----------
                                                $1,062,635    $1,021,806
                                                ==========    ==========


         On February 2, 1998, as discussed in Note 2, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Existing Senior Credit Agreement") with a consortium of banks. All of the existing indebtedness under the Existing Senior Credit Agreement was refinanced on February 14, 2003 when the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new senior credit agreement (the "Senior Credit Agreement"). The Senior Credit Agreement consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Loans"). The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the February 14, 2003 Senior Credit Agreement, the Term Loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006, $50.0 million in 2007, $235.0 million in 2008 and $134.5 million in 2009. The Revolving Credit Loan facilities expire on the earlier of February 14, 2008 and the Term Loan maturity date. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.75% to 3.25%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.75% to 4.25%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2002 and the closing of the Senior Credit Agreement on February 14, 2003, the Company was in compliance with all covenants.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         The Recapitalization also included the issuance of $225.0 million in Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds in Senior Discount Notes ($169.0 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable beginning to accrue on January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

         At December 31, 2002, the Operating Company had entered into three interest rate swap agreements that effectively fix the interest rate on $300.0 million of the Term Loans, on $100.0 million through April 9, 2003 at 5.77% and on $200.0 million through September 10, 2003 at 4.99%. On February 14, 2003 the Operating Company entered into three new interest rate swap agreements beginning March 24, 2003 that effectively fix the interest rate on $300 million of the Term Loans through March 24, 2006 at a weighted average rate of 2.54%.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

     o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;

     o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations; and

     o to finance the payment of cash interest on the Senior Discount Notes or any notes issued pursuant to the refinancing of the Senior Discount Notes.

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

          The Company's weighted average effective rate on the outstanding borrowings under the Term Loans and Revolving Credit Loans was 3.80% and 4.70% at December 31, 2002 and 2001, respectively, excluding the effect of interest rate swaps.

         The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, French Francs and Polish Zloty, with aggregate available borrowings at December 31, 2002 equivalent to $2.5 million. The Company's average effective rate on borrowings of $3.5 million on these credit facilities at December 31, 2002 was 15.8%. The Company's average effective rate on borrowings of $5.1 million on these credit facilities at December 31, 2001 was 11.64%.

         Interest paid during 2002, 2001 and 2000, net of amounts capitalized of $1.5 million, $2.6 million and $4.2 million, respectively, totaled $62.0 million, $81.9 million and $90.6 million, respectively.

         After giving effect to the February 14, 2003 Senior Credit Agreement, the annual debt service requirements of the Company for the succeeding five years are as follows: 2003--$8.0 million; 2004--$7.3 million; 2005--$28.0 million; 2006--$52.2 million; and 2007--$56.0.



9.       Fair Value of Financial Instruments and Derivatives

         The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

         The fair values of these financial instruments approximate their carrying amounts.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


Long-Term Debt

         The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes the Senior Discount Notes and $150.0 million of Senior Subordinated Notes and totaled approximately $318.4 million and $301.6 million at December 31, 2002 and 2001, respectively. The fair value of this long-term debt, including the current portion, was approximately $318.3 million and $247.5 million at December 31, 2002 and 2001, respectively.

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

                                                      December 31,
                                                      ------------
                                                    2002       2001
                                                    ----       ----
                                                    (in thousands)
Notional amount                                   $300,000   $500,000
Fair value - liability                              (6,237)   (13,145)

         Derivatives are an important component of the Company's interest rate management program, leading to acceptable levels of variable interest rate risk. Due to sharply declining interest rates in 2002 and 2001, the effect of derivatives was to increase interest expense by $12.5 million and $7.0 million for 2002 and 2001, respectively, compared to an entirely unhedged variable rate debt portfolio. The incremental effect on interest expense for 2000 was not significant.

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

         Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2002 or December 31, 2001.

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002

10.      Lease Commitments

         The Company was a party to various leases involving real property and equipment during 2002, 2001 and 2000. Total rent expense for operating leases amounted to $22.9 million in 2002, $22.2 million in 2001 and $19.9 million in 2000. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2002 are as follows: 2003--$15.9 million; 2004--$13.7 million; 2005--$10.6 million; 2006--$6.9 million; 2007--$6.4 million; and thereafter--$17.8 million. Minimum future lease obligations on capital leases in effect at December 31, 2002 are as follows: 2003--$2.4 million; 2004--$1.8 million; 2005--$2.1 million; 2006--$1.9 million; 2007--$5.7 million; and thereafter--$0.5 million. The gross amount of assets under capital leases was $20.8 million and $20.3 million as of December 31, 2002 and 2001, respectively.


11.      Transactions with Affiliates

         Transactions with entities affiliated through common ownership included the following:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                  2002         2001         2000
                                                                  ----         ----         ----
                                                                          (In thousands)
Equipment and related services purchased from affiliates          $20,220     $23,838      $25,103

Goods and related services purchased from affiliates              $ 5,380     $ 1,066      $    --

Management services provided by affiliates, including
  management, legal, tax, accounting, insurance, treasury
  and employee benefits administration services                   $ 2,250     $ 2,034      $ 2,020

Services provided and sales to affiliates, including
  administrative services, engineering services and raw
  materials                                                       $   759     $     2      $    51

Loans to Management for equity contribution                            --     $ 1,146      $ 1,147

Interest income on notes receivable from owners                   $   150     $   150      $    --



         Account balances with affiliates include the following:

                                                  Year Ended December 31,
                                                  -----------------------
                                                    2002           2001
                                                    ----           ----
                                                      (In thousands)
     Accounts receivable                         $ 1,425          $   --
     Accounts payable                            $14,469          $1,964
     Notes and interest receivable for
     ownership interests                         $ 2,593          $2,443


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         The following table sets forth the change in the Company's benefit obligation and pension plan assets at market value for the years ended December 31, 2002 and 2001:

                                                                           2002          2001
                                                                           ----          ----
                                                                             (In thousands)
Change in benefit obligations:
------------------------------
Benefit obligation at beginning of year                                  $(43,768)     $(37,606)
Service cost                                                               (2,786)       (2,804)
Interest cost                                                              (3,023)       (2,668)
Benefits paid                                                                 857           812
Employee contribution                                                         (54)         (167)
Change in benefit payments due to experience                                   90          (414)
Effect of exchange rate changes                                              (910)          497
Curtailments                                                                1,365           123
Settlements                                                                  (320)           --
Increase in benefit obligation due to change in discount rate              (2,721)       (2,668)
Decrease in benefit obligation due to plan experience                         790         1,365
Increase in benefit obligation due to plan change                          (1,720)         (238)
                                                                         --------      --------
Benefit obligation at end of year                                        $(52,200)     $(43,768)
                                                                         ========      ========

Change in plan assets:
----------------------
Plan assets at market value at beginning of year                         $ 33,616      $ 33,498
Actual return on plan assets                                               (1,961)       (2,599)
Foreign currency exchange rate changes                                        748          (426)
Employer contribution                                                       3,346         3,783
Employee contribution                                                          54           167
Benefits paid                                                                (852)         (807)
                                                                         --------      --------
Plan assets at market value at end of year                               $ 34,951      $ 33,616
                                                                         ========      ========

Funded status                                                            $(17,249)     $(10,152)
Unrecognized net actuarial gain                                            11,692         6,571
Unrecognized prior service cost                                             3,237         1,701
                                                                         --------      --------
Net amount recognized                                                    $ (2,320)     $ (1,880)
                                                                         ========      ========

Amounts recognized in the statement of financial position consist of:
---------------------------------------------------------------------
Prepaid benefit cost                                                     $    164      $     --
Accrued benefit liability                                                  (9,782)       (4,888)
Intangible asset                                                            3,310         1,071
Accumulated other comprehensive income                                      3,988         1,937
                                                                         --------      --------
Net amount recognized                                                    $ (2,320)     $ (1,880)
                                                                         ========      ========



         The net amount recognized of $2.3 million at December 31, 2002 consists of $8.0 million accrued pension expense, $3.2 million intangible asset, and $3.2 million accumulated other comprehensive income for the U.S. plan, $0.2 million prepaid pension asset for the United Kingdom plan, $1.0 million accrued pension expense for the German plan and $0.8 million accrued pension expense, $0.1 million intangible asset, and $0.8 million accumulated other comprehensive income for the Canadian plan. The net amount recognized of $1.9 million at December 31, 2001 consists of $3.4 million accrued pension expense, $1.0 million intangible asset, and $1.2 million accumulated other comprehensive income for the United States plan, $0.6 million accrued pension expense, $0.1 million intangible assets and $0.7 million accumulated other comprehensive income for the Canadian plan, $0.1 million accrued pension expense for the United Kingdom plan, and $0.8 million accrued pension expense for the German plan.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


                                                                      Actuarial Assumptions
                                                                      ---------------------
                                                                                     United
                                                       U.S.           Canada         Kingdom       Germany
                                                       ----           ------         -------       -------
Discount rate  - 2002                                  6.75%          6.50%           5.50%         5.25%
               - 2001                                  7.25%          6.50%           5.50%         6.00%
               - 2000                                  7.75%          7.00%           5.50%         6.00%

Long-term rate of return on plan assets - 2002         9.00%          8.00%           4.50%          N/A
                                        - 2001         9.00%          8.00%           7.75%          N/A
                                        - 2000         9.00%          8.00%           7.75%          N/A

Weighted average rate of increase for future
  compensation levels  - 2002                          4.50%          5.00%            N/A          2.00%
                       - 2001                          4.75%          5.00%           4.00%         3.00%
                       - 2000                          5.00%          5.00%           4.00%         3.00%


         The Company's net pension cost for its defined benefit pension plans includes the following components:

                                              Year Ended December 31,
                                              -----------------------
                                           2002        2001        2000
                                           ----        ----        ----
                                                  (In thousands)
Service cost                              $ 2,786     $ 2,804     $ 2,731
Interest cost                               3,023       2,668       2,319
Net investment return on plan assets        1,574         318        (153)
Curtailment (gain) loss                       (66)        310          --
Net amortization and deferral              (3,930)     (3,054)     (2,497)
Settlement Loss                               320          --          --
                                          -------     -------     -------
Net periodic pension costs                $ 3,707     $ 3,046     $ 2,400
                                          =======     =======     =======

         The assumed return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. This rate is used in the calculation of assumed rate of return on plan assets, a component of the net periodic pension expense. As of December 31, 2002, the Company has lowered the assumed rate of return on plan assets in the United States to 8.75 percent. This revised assumed rate of return will be used for fiscal 2003 net periodic pension expense.

         The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 2002, 2001 and 2000 were $1.2 million, $1.1 million and $1.0 million, respectively.


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


Holdings, L.P. ("Graham LP") and Investor LP.

         Capital Accounts. A capital account is maintained for each partner on the books of the Company. The Holdings Partnership Agreement provides that at no time during the term of the partnership or upon dissolution and liquidation thereof shall a limited partner with a negative balance in its capital account have any obligation to Holdings or the other partners to restore such negative balance. Items of partnership income or loss are allocated to the partners' capital accounts in accordance with their percentage interests except as provided in Section 704(c) of the Internal Revenue Code with respect to contributed property where the allocations are made in accordance with the U.S. Treasury regulations thereunder.

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


14.      Option Plan

         Pursuant to the Recapitalization Agreement, the Company has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

         The Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings at the date of the Recaptialization (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.01% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 531.0 Units, representing a total of up to 5% of the equity of Holdings.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         The exercise price per Unit shall be at or above the fair market value of a Unit on the date of grant. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plan is intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

         A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the employees to whom grants will be made, the number of Units subject to each grant, and the various terms of such grants. During 2000, 13.8 Unit Options were forfeited and none were granted. During 2001, 51.1 Unit Options were forfeited and Options to purchase
46.0 Units were granted. During 2002, no Unit Options were forfeited and Options to purchase 49.9 Units were granted. As of December 31, 2002, 531.0 Unit Options were outstanding, 500.0 at an exercise price of $25,789 per Unit and 31.0 at an exercise price of $29,013, and 341.9 Unit Options outstanding were vested, all at an exercise price of $25,789.

         A summary of the changes in the Unit Options outstanding under the Option Plan as of December 31, 2002, 2001 and 2000 is as follows:

                                          2002                    2001                     2000
                                          ----                    ----                     ----
                                   Units     Weighted       Units     Weighted       Units     Weighted
                                   Under      Average       Under      Average       Under      Average
                                   Option  Exercise Price   Option  Exercise Price   Option  Exercise Price
                                   ------  --------------   ------  --------------   ------  --------------
Outstanding at beginning of year   481.1      $25,789        486.2     $25,789       500.0       $25,789
Granted                             49.9       27,792         46.0      25,789         0.0        25,789
Exercised                            0.0       25,789          0.0      25,789         0.0        25,789
Forfeitures                          0.0       25,789        (51.1)     25,789       (13.8)       25,789
                                   -----                     -----                   -----
Outstanding at end of year         531.0       25,977        481.1      25,789       486.2        25,789
                                   =====                     =====                   =====



         The following table summarizes information relating to Unit Options outstanding under the Option Plan at December 31, 2002:


                                    Options Outstanding                          Options Exercisable
                    ---------------------------------------------------    ------------------------------
                      Options         Weighted Average      Weighted         Options         Weighted
    Exercise        Outstanding           Remaining         Average        Exercisable       Average
     Prices         at 12/31/02       Contractual Life   Exercise Price    at 12/31/02     Exercise Price
     ------         -----------       ----------------   --------------    -----------     --------------
   $25,789 to         531.0             5.9 Years           $25,977          341.9          $25,789
     $29,013



         The Company applies APB 25 in accounting for the Option Plan. The exercise price of the Unit was equal to or greater than the fair market value of a Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income (loss) for 2002, 2001 and 2000 would have been reflected as follows (in thousands):

                                       Year Ended December 31,
                                       -----------------------
                               2002            2001             2000
                               ----            ----             ----
     As reported              $7,562        $(43,970)         $(45,637)
     Pro forma                 7,057         (44,223)          (45,150)

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


The weighted average fair value at date of grant for options granted in 2002 and 2001 was $2,799 and $4,418 per Option, respectively. The fair value of each Option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 2002: pay out yield 0%, expected volatility of 0%, risk free interest rate of 2.55% and expected life of 4.5 years; and in 2001: pay out yield 0%, expected volatility of 0%, risk free interest rate of 4.22% and expected life of
4.5 years.


15.      Special Charges and Unusual Items

         The special charges and unusual items were as follows:

                                            Year Ended December 31,
                                            -----------------------
                                          2002       2001      2000
                                          ----       ----      ----
                                                (In thousands)

Recapitalization compensation             $ --       $147     $1,118

          Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2). These expenses have been fully recognized over the three years from the date of the Recapitalization.


16.      Other Expense

         Other expense consisted of the following:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 2002       2001      2000
                                                 ----       ----      ----
                                                       (In thousands)
Foreign exchange loss (gain)                     $265      $(176)     $240
Equity in loss (earnings) of joint ventures        --        246       (63)
Other                                             (86)       129        88
                                                 ----      -----      ----
                                                 $179      $ 199      $265
                                                 ====      =====      ====


17.      Income Taxes

         Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $250.0 million at December 31, 2002 and $271.7 million at December 31, 2001.

         Income of certain legal entities related principally to the foreign operations of the Company is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002



                                                                                               December 31,
                                                                                               ------------
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                            (In thousands)
Deferred tax assets:
  Net operating loss carryforwards                                                    $ 42,080         $ 31,867
  Fixed assets, principally due to differences in depreciation and assigned              7,012            7,703
  values
  Accrued retirement indemnities                                                           972            1,069
  Inventories                                                                               48              434
  Accruals and reserves                                                                  3,548              383
  Capital leases                                                                           426              431
  Other items                                                                              569              300
                                                                                      --------         --------
Gross deferred tax assets                                                               54,655           42,187
Valuation allowance                                                                    (45,880)         (34,565)
                                                                                      --------         --------
Net deferred tax assets                                                                  8,775            7,622

Deferred tax liabilities:
  Fixed assets, principally due to differences in depreciation and assigned values      10,442            8,025
  Goodwill                                                                                  --               --
  Other items                                                                               77              143
                                                                                      --------         --------

Gross deferred tax liabilities                                                          10,519            8,168
                                                                                      --------         --------

Net deferred tax liabilities                                                          $  1,744         $    546
                                                                                      ========         ========


         Current deferred tax assets of $0.3 million in 2002 and $0.3 million in 2001 are included in prepaid expenses and other current assets. Non-current deferred tax assets of none in 2002 and $0.2 in 2001 are included in other assets. Current deferred tax liabilities of none in 2002 and $0.1 million in 2001 are included in accrued expenses. Non-current deferred tax liabilities of $2.0 million in 2002 and $1.0 million in 2001 are included in other non-current liabilities.

         The valuation allowance reduces the Company's deferred tax assets to an amount that Management believes is more likely than not to be realized.

         The 2002 provision for income taxes is comprised of $2.6 million of current provision and $1.4 million of deferred provision. The amounts relate entirely to the Company's foreign legal entities.

         The difference between the 2002 actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:


                                                        Year Ended December 31,
                                                        -----------------------
                                                     2002         2001        2000
                                                     ----         ----        ----
                                                             (In thousands)
Taxes at U.S. federal statutory rate               $  4,048    $(15,284)    $(15,818)
Partnership income not subject to federal income
taxes                                               (10,246)        281        4,146
Foreign loss without current tax benefit             10,037      15,260       11,926
Other                                                   163          46          188
                                                   --------    --------     --------
                                                   $  4,002    $    303     $    442
                                                   ========    ========     ========


         At December 31, 2002, the Company's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $122.9 million, for which no benefit has been recognized. Of this amount, $147.7 million related to carryforwards that will expire, if unused, at various dates ranging from 2003 to 2012 and the remaining carryforwards have no expiration date.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


         At December 31, 2002, the unremitted earnings of non-U.S. subsidiaries totaling $7.8 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $1.2 million of withholding taxes would apply.


18.      Commitments

         In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $28.7 million at December 31, 2002.


19.      Contingencies and Legal Proceedings

         The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company's various litigation matters will not be material to the business, financial condition or results of operations of the Company.

         On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the equipment sales, service and licensing agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2002 has been met.


20.      Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company's measure of profit or loss is operating income (loss). Segment information for the three years ended December 31, 2002, representing the reportable segments currently utilized by the chief decision maker, was as follows:

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002



                                                         North                     South
                                               Year     America      Europe       America    Eliminations     Total
                                               ----     -------      ------       -------    ------------     -----
                                                                      (d)                        (b)
                                                                           (In thousands)
Net sales (a)                                  2002     $744,967     $138,498      $23,240                   $906,705
                                               2001      742,450      154,268       26,350                    923,068
                                               2000      667,301      146,189       29,192         (131)      842,551

Special charges and unusual items              2002     $     --     $     --      $    --                   $     --
                                               2001          147           --           --                        147
                                               2000        1,118           --           --                      1,118

Operating income (loss) (c)                    2002     $109,363     $(16,159)     $ 2,036                   $ 95,240
                                               2001       98,756      (37,707)      (5,547)                    55,502
                                               2000       90,296      (32,009)      (2,147)                    56,140

Depreciation and amortization                  2002     $ 68,066     $ 10,760      $ 1,586                   $ 80,412
                                               2001       62,584       10,800        2,960                     76,344
                                               2000       56,518       10,959        3,381                     70,858

Impairment charges                             2002       $1,088     $  4,041      $    --                   $  5,129
                                               2001        1,135       31,274        5,579                     37,988
                                               2000          461       18,539        2,056                     21,056

Interest expense (income), net                 2002     $ 80,389     $  1,439      $   (44)                  $ 81,784
                                               2001       96,639        1,326          475                     98,440
                                               2000      100,667          878          148                    101,693

Income tax expense (benefit)                   2002         $631     $  2,529      $   842                   $  4,002
                                               2001         (998)         586          715                        303
                                               2000           53          542         (153)                       442

Identifiable assets (a)                        2002     $910,731     $153,834      $18,463    $(284,717)     $798,311
                                               2001      842,888      144,106       27,935     (256,368)      758,561
                                               2000      843,908      170,939       39,763     (233,311)      821,299

Goodwill                                       2002     $  3,515     $  1,333      $   718                     $5,566
                                               2001        3,515        1,203        1,682                      6,400
                                               2000        2,784        6,891        7,881                     17,556

Capital expenditures, excluding acquisitions   2002     $ 83,913     $  7,137      $ 1,417    $     (30)      $92,437
                                               2001       46,242       23,683        4,390                     74,315
                                               2000      128,370       32,729        2,330                    163,429


(a) The Company's net sales for Europe include sales in France which totaled approximately $74.8 million, $93.1 million and $106.5 million for 2002, 2001 and 2000, respectively. Identifiable assets in France totaled approximately $93.6 million, $82.8 million and $114.6 million as of December 31, 2002, 2001 and 2000, respectively.
(b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(c) In 2002 the Company changed its measurement method used to determine reported segment profit or loss by allocating certain selling, general and administrative costs incurred in North America to Europe and South America. The effect in 2002 was an increase in operating income for North America of $4.3 million and decreases of $3.7 million and $0.6 million for Europe and South America, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2002


(d) On March 28, 2002, the Company completed the sale of certain assets and liabilities of its Italian operations for approximately $0.3 million. On July 31, 2002, the Company disposed of its operation in Blyes, France, resulting in expenditures to the buyer of approximately $4.5 million.

Product Net Sales Information

         The following is supplemental information on net sales by product category:

               Food and       Household and
               Beverage       Personal Care      Automotive          Total
               --------       -------------      ----------          -----
                                     (In thousands)
  2002         $515,375          $185,975         $205,355          $906,705
  2001          511,542           208,514          203,012           923,068
  2000          416,178           210,569          215,804           842,551

21.      Condensed Operating Company Data

         Condensed financial data for the Operating Company as of December 31, 2002 and 2001 was as follows:

                                          December 31,
                                          ------------
                                    2002                2001
                                    ----                ----
                                         (In thousands)
Current assets                  $ 193,174            $ 180,737
Non-current assets                608,535              580,749
Total assets                      801,709              761,486
Current liabilities               202,174              205,715
Non-current liabilities           888,066              886,261
Partners' capital (deficit)      (288,531)            (330,490)

         Condensed financial data for the Operating Company for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                     Year Ended December 31,
                                     -----------------------
                             2002             2001              2000
                             ----             ----              ----
                                         (In thousands)
  Net sales                 $906,705         $923,068          $842,551
  Gross profit               164,101          151,867           134,514
  Net income (loss)           24,774          (28,585)          (31,650)

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

22.      Goodwill

         Effective January 1, 2002 the Company adopted SFAS 142. Therefore, the Company has ceased to amortize goodwill beginning January 1, 2002.

         SFAS 142 provides that prior year's results should not be restated. The following table presents the Company's operating results for each of the two years in the period ended December 31, 2001 reflecting the exclusion of goodwill amortization expense:
                                               Year Ended December 31,
                                               -----------------------
                                               2001              2000
                                               ----              ----
                                                   (In thousands)
Net (loss) as reported                      $(43,970)         $(45,637)
Goodwill amortization                          1,031             1,445
                                            --------          --------
As adjusted                                 $(42,939)         $(44,192)
                                            =========         =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

         The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and Holdings and their respective ages and positions at December 31, 2002 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."


Name                   Age             Position
----                   ---             --------
Philip R. Yates         55    Chief Executive Officer
Roger M. Prevot         43    President and Chief Operating Officer
John E. Hamilton        44    Chief Financial Officer of the Operating Company;
                              Chief Financial Officer, Assistant Treasurer and
                              Assistant Secretary of Holdings
G. Robinson Beeson      54    Senior Vice President and General Manager, North
                              America Automotive and South America
Scott G. Booth          46    Senior Vice President and General Manager, North
                              America Household and Personal Care
John A. Buttermore      56    Senior Vice President and General Manager, North
                              America Food and Beverage PET
Ashok Sudan             49    Senior Vice President and General Manager, Europe
                              and North America Food and Beverage Polyolefins
Jay W. Hereford         52    Vice President, Finance and Administration of the
                              Operating Company; Assistant Treasurer and
                              Assistant Secretary of Holdings
Chinh E. Chu            36    Member, Advisory Committee of Holdings; Vice
                              President, Secretary and Assistant Treasurer of
                              Holdings
Howard A. Lipson        39    Member, Advisory Committee of Holdings;
                              President, Treasurer and Assistant Secretary
                              of Holdings
David A. Stonehill      34    Member, Advisory Committee of Holdings; Vice
                              President, Assistant Treasurer and Assistant
                              Secretary of Holdings
Charles E. Kiernan      57    Member, Advisory Committee of Holdings
Gary G. Michael         62    Member, Advisory Committee of Holdings


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

         G. Robinson Beeson has served as Senior Vice President or Senior Vice President and General Manager, North America Automotive and South America, Senior Vice President and General Manager, Automotive or Vice President and General Manager, Automotive since February 1998. Prior to February 1998, Mr. Beeson served as Vice President and General Manager, U.S. Automotive.

         Scott G. Booth has served as Senior Vice President and General Manager, Household and Personal Care since February 1998. Prior to February 1998, Mr. Booth served as Vice President and General Manager, U.S. Household and Personal Care.

         John A. Buttermore has served as Senior Vice President and General Manager, North America Food and Beverage PET and Vice President and General Manager, Food and Beverage since February 2000. From November 1998 until February 2000, Mr. Buttermore served as Vice President, Market Development. Prior to joining the Company in November 1998, Mr. Buttermore served as Category Manager, Food Products at Plastipak Packaging Co.

         Ashok Sudan has served as Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins and Vice President and General Manager, Europe since September 1, 2000. Prior to September 1, 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET; a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing.

         Jay W. Hereford has served as Vice President, Finance and Information Technology since June 2002. From November 1998 until June 2002, Mr. Hereford served as Vice President, Finance and Administration. Prior to joining the Company in November 1998, Mr. Hereford served as Vice President, Treasurer and Chief Financial Officer of Continental Plastic Containers, Inc. from 1992 to November 1998. Since November 1998, Mr. Hereford has served as Assistant Treasurer and Assistant Secretary of Holdings.

         Chinh E. Chu is a Senior Managing Director of Blackstone, which he joined in 1990. Mr. Chu has served as a Member of the Advisory Committee since the Recapitalization. Mr. Chu currently serves on the Boards of Directors of Haynes International, Inc. and Nycomed Holdings. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Holdings.

         Howard A. Lipson is a Senior Managing Director of Blackstone. Mr. Lipson has served as a Member of the Advisory Committee since the Recapitalization. Since joining Blackstone in 1988, Mr. Lipson has been responsible for and involved in the execution of Blackstone's purchase of Six Flags (a joint venture with TimeWarner), the acquisition of Graham Packaging Company, and Blackstone's investments in Universal Orlando, Allied Waste Industries, Volume Services America, Mega Bloks, UCAR, US Radio, Transtar and Columbia House Holdings Inc. among others. He currently serves as Director of Allied Waste Industries, Volume Services America, Mega Bloks, Universal Orlando and Columbia House Holdings Inc. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. Mr. Lipson graduated with honors from the Wharton School of the University of Pennsylvania. Since the Recapitalization, Mr. Lipson has served as President, Treasurer and Assistant Secretary of Holdings.

         David A. Stonehill is a principal of Blackstone, which he joined in 2000. Mr. Stonehill has served as a Member of the Advisory Committee since July 2000. Prior to joining Blackstone, Mr. Stonehill was a Senior Vice President at Chartwell Investments Inc., where he had been employed since 1996. Mr. Stonehill currently serves as a Director of Columbia House Holdings Inc. Since July 2000, Mr. Stonehill has served as Vice President, Assistant Treasurer and Assistant Secretary of Holdings.

         Charles E. Kiernan has been a Member of the Advisory Committee of Holdings since July 1, 2002. Mr. Kiernan was the Executive Vice President and a Member of the Executive Council for Aramark Corporation from 1998 to 2000, where he served as President of the Food and Support Services unit. Prior to 1998, Mr. Kiernan was employed by Duracell from 1986 to 1997. He served as the President and Chief Operating Officer of Duracell International Inc. from 1994 to 1997, during which time he also served as a Director of the company, and President of Duracell North America from 1992 to 1994. Mr. Kiernan served as a member of the Board of Trustees of the National Urban League.

         Gary Michael has been a Member of the Advisory Committee of Holdings since October 1, 2002. Mr. Michael served as Chairman of the Board and Chief Executive Officer of Albertson's, Inc., a national food and drug retailer from February 1991 until his retirement on April 23, 2001. Prior to that he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson's and served on the Board of Directors from 1979 until his retirement. Mr. Michael served as Chairman of the Federal Reserve Bank of San Francisco and as a member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., Boise Cascade Corp., IdaCorp, Harrah's Entertainment, Inc. and The Clorox Company.

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


Item 11. Executive Compensation

         The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2002, 2001 and 2000, and their respective titles at December 31, 2002. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain and motivate all employees. From time to time, the compensation committee will review the Company's compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2000, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company's compensation structure.

                           Summary Compensation Table

                                                    Annual Compensation                        Long-Term Compensation
                                                    -------------------                        ----------------------
                                                                                           Awards                  Payouts
                                                                                           ------                  -------
                                                                        Other     Restricted    Securities               All
                                                            Bonus       Annual    Stock Awards   Underlying    LTIP     Other
  Name and Principal Position         Year      Salary     Earned (1)    Comp.       Awards       Options     Payouts  Comp.(2)
  ---------------------------         ----      ------     ----------    -----       ------       -------     -------  --------
                                                $           $             $         $             #           $        $
Philip R. Yates                       2002      465,492     786,905         --         --           --          --     5,140
Chief Executive Officer               2001      435,011     630,766         --         --           --          --     4,260
                                      2000      397,070          --         --         --           --          --     4,258

Roger M. Prevot                       2002      325,894     487,326         --         --           --          --     4,150
President and Chief Operating         2001      315,672     400,380         --         --         14.0          --     3,600
  Officer (3)                         2000      285,427          --         --         --           --          --     3,843

John E. Hamilton                      2002      226,244     281,937         --         --           --          --     4,062
Chief Financial Officer               2001      219,154     231,635         --         --           --          --     3,774
                                      2000      201,966          --         --         --           --          --     3,752

G. Robinson Beeson                    2002      210,518     286,956         --         --           --          --     4,305
Senior Vice President and             2001      204,390     200,000         --         --           --          --     3,999
  General  Manager, North             2000      192,176          --         --         --           --          --     3,964
  America Automotive and South
  America

Scott G. Booth                        2002      202,786     275,706         --         --           --          --     4,125
Senior Vice President and             2001      198,557     150,000         --         --           --          --     3,837
  General Manager, North              2000      188,866          --         --         --           --          --     3,737
  America Household and
  Personal Care


     1) Represents bonus earned in the current year and paid in March of the following year under the Company's annual discretionary bonus plan. Bonus amounts in 2002 are estimates.
     2) Represents contributions to the Company's 401(k) plan, amounts attributable to group term life insurance and payment of relocation costs.
     3) Roger M. Prevot has served as President and Chief Operating Officer since February 8, 2000. Prior to February 8, 2000 Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage.

Management Awards

         Pursuant to the Recapitalization Agreement, immediately prior to the Closing, Holdings made cash payments to approximately 20 senior level managers equal to approximately $7.0 million, which represented the aggregate value payable under Holdings' former equity appreciation plan (which was cancelled upon the Closing) and additional cash bonuses.

         Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings granted to approximately 100 middle level managers stay bonuses aggregating approximately $4.6 million, which were paid over a period of three years.

         Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings made additional cash payments to approximately 15 senior level managers equal to approximately $5.0 million, which represented additional cash bonuses and the taxes payable by those managers in respect of the awards described in this paragraph. In addition, (a) Holdings made additional cash payments to those managers equal to approximately $3.1 million, which were used by the recipients to purchase shares of restricted common stock of Investor LP and (b) each recipient was granted the same number of additional restricted shares as the shares purchased pursuant to clause (a). Those restricted shares vest over a period of three years, and one-third of any forfeited shares will increase the Graham Entities' ownership interests in Holdings.

         As a result of such equity awards and other adjustments, Management owns an aggregate of approximately 2.7% of the outstanding common stock of Investor LP, which constitutes approximately a 2.3% interest in Holdings.


Supplemental Income Plan

         Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the "SIP"). Upon the Closing, the Operating Company assumed Graham Engineering's obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit, although that benefit would not begin until Mr. Yates attained age 65. In the event the Company terminates Mr. Yates' employment without "just cause," as defined in the SIP, then upon attaining age 65, he would receive the entire annuity. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.


Option Plan

         Pursuant to the Recapitalization Agreement, the Company has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

          The Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings at the date of the Recaptialization (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.01% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 531.0 Units, representing a total of up to 5% of the equity of Holdings.

         The exercise price per Unit for 500.0 of the Units granted is $25,789 and $29,013 for the remaining 31.0. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plan is intended to advance the best interests of the Company by allowing such individuals to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

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

         None of the Options were granted to the Named Executive Officers for the year ended December 31, 2002. On October 1, 2002, an aggregate of 31.0 options were granted to Charles E. Kiernan and Gary G. Michael who joined the Advisory Committee of Holdings in 2002.

         The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 2002.

                    TOTAL OPTION GRANTS AT DECEMBER 31, 2002


                                                 Number of
                                                 Securities
                                                 Underlying         Value of
                                                Unexercised      Unexercised In   Options at End
                                               Options at End      the Money      of Fiscal Year
       Name                                    of Fiscal Year       Options         Exercisable
       ----                                    --------------       -------         -----------
Philip R. Yates                                     77.4              $ 0              59.2
Chief Executive Officer


Roger M. Prevot                                     66.7              $ 0              43.1
President and Chief Operating Officer

John E. Hamilton                                    48.5              $ 0              35.1
Chief Financial Officer

G. Robinson Beeson                                  36.2              $ 0              27.7
Senior Vice President and General
Manager, North America Automotive
and South America

Scott G. Booth                                      36.2              $ 0              27.7
Senior Vice President and General
Manager, North America Household
and Personal Care

         The following table sets forth equity compensation plan information at December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                      (a)                       (b)                           (c)
                                                                                Number of securities remaining
                              Number of securities                               available for future issuance
                                to be issued upon        Weighted-average       under equity compensation plans
                                   exercise of           exercise price of      (excluding securities reflected
Plan category                  outstanding options      outstanding options             in column (a))
-------------                  -------------------      -------------------             --------------

Equity compensation plans
approved by security
holders                              531.0                   $25,977                          0.0

Equity compensation plans
not approved by security
holders                                N/A                       N/A                          N/A
                                       ---                       ---                          ---

Total                                531.0                   $25,977                          0.0
                                     =====                   =======                          ===



  Pension Plans

         In the year ended December 31, 2002, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 12 of the Notes to Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2002.

         The following table shows estimated annual benefits upon retirement at age 65 under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

                               Pension Plan Table
                               ------------------

                                       Years of Service
                                       ----------------
Remuneration         15           20          25           30           35
------------         --           --          --           --           --
$ 125,000         $ 26,449     $ 35,266    $ 44,082     $ 52,899     $ 54,461
  150,000           32,449       43,266      54,082       64,899       66,774
  175,000           38,449       51,266      64,082       76,899       79,086
  200,000           44,449       59,266      74,082       88,899       91,399
  225,000           50,449       67,266      84,082      100,899      103,711
  250,000           56,449       75,266      94,082      112,899      116,024
  300,000           68,449       91,266     114,082      136,899      140,649
  400,000           92,449      123,266     154,082      184,899      189,899
  450,000          104,449      139,266     174,082      208,899      214,524
  500,000          116,449      155,266     194,082      232,899      239,149

          Note: The amounts shown are based on 2002 covered compensation of $39,451 for an individual born in 1937. In addition, these figures do not reflect the salary limit of $200,000 and benefit limit under the plan's normal form of $160,000 in 2002.

         The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2002 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 31 years; Roger M. Prevot, 15 years; John E. Hamilton, 19 years; G. Robinson Beeson, 27 years; and Scott G. Booth, 14 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the above table are not subject to deduction for Social Security or other offset amounts.


401(k) Plan

         During 2002, the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company also sponsored other noncontributory defined contribution plans under collective bargaining agreements. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the salaried and non-collective bargaining hourly plan for 2002, 2001 and 2000 were $1.2 million, $1.1 million and $1.0 million, respectively.


Employment Agreements

         On June 27, 2002, the Company entered into employment agreements with Messrs. Yates, Prevot, Hamilton, Beeson and Booth. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. Under each agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Company's board. In the event that an executive is terminated by the Company without cause (as defined in each agreement), (including the Company's election not to renew the term so that the term ends prior to the fifth anniversary of the agreement), or the executive resigns with good reason (as defined in the agreement), the executive will be entitled to (1) full vesting of all equity awards granted to the executive, (2) a pro rata bonus for the year of termination, (3) monthly payments for a period of 24 months (36 months with respect to Mr. Yates following a change of control (as defined in the agreement)) of the executive's base salary and average annual bonus, (4) continued health and dental benefits for a period of 24 months and (5) outplacement services for a period of 12 months. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon executive's termination of employment, executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive's employment is terminated due to the Company's election not to renew the term so that the term ends following the fifth anniversary of the agreement), each executive is subject to a covenant not to compete with the Company or solicit the Company's clients or employees. Each executive has also covenanted not to reveal the Company's confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreements of Messrs. Yates, Prevot and Hamilton, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive an amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table and accompanying footnotes set forth certain information regarding beneficial ownership of the limited partnership and general partnership interests in the Issuers, as of the date hereof, by (i) each person who is known by the Issuers to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings and each of the executive officers of the Operating Company and (iii) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company as a group. For a more detailed discussion of certain ownership interests following the Recapitalization, see "Business-- The Recapitalization" (Item 1) and "Certain Relationships and Related Party Transactions" (Item 13).


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

(2) Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman and Howard
     A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Executive Compensation-Management Awards." In addition, an affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers of the Old Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.

(3) GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham family. The address of both is c/o Graham Capital Company, 1420 Sixth Avenue, York, Pennsylvania 17403.


Item 13. Certain Relationships and Related Transactions

         The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. Copies of the Recapitalization Agreement, the Consulting Agreement, the Equipment Sales, Service and License Agreement and the Partners Registration Rights Agreement are exhibits to this Annual Report on Form 10-K.


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

         Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $20.2 million, $23.8 million and $25.1 million for services and equipment for the years ended December 31, 2002, 2001 and 2000, respectively.

         On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the equipment sales, service and licensing agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2002 has been met.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company, for which the Company paid approximately $5.4 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

         Graham Family Growth Partnership has supplied management services to the Company since 1998. The Company paid Graham Family Growth Partnership approximately $1.1 million for its services for the year ended December 31, 2002, including the $1.0 million per year fee paid pursuant to the Holdings Partnership Agreement, and $1.0 million for each of the years ended December 31, 2001 and 2000.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.1 million for its services for the year ended December 31, 2002, including the $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, and $1.0 million for each of the years ended December 31, 2001 and 2000.

         An affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12). Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), an affiliate of DB Alex. Brown LLC and its affiliate, acted as administrative agent and provided a portion of the financing under the Existing Senior Credit Agreement entered into in connection with the Recapitalization, as well as the Senior Credit Agreement, for which it received customary commitment and other fees and compensation.

         An equity contribution of $50.0 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Existing Senior Credit Agreement and Capital Call Agreement. As part of the Second Amendment to the Existing Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone agreed to make an additional equity contribution to the Company through the administrative agent of up to $50.0 million. The Company's Net Leverage Ratio being above the specified levels at June 30, 2001 or thereafter is not an event of default under the Existing Senior Credit Agreement. An additional equity contribution of $50.0 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000, for all future test periods.

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

         The partnership and the general partners shall be advised by a committee (the "Advisory Committee") comprised of five individuals, each of whom shall be appointed from time to time by Investor GP. Such committee shall serve solely in an advisory role and shall not have any power to act for or bind Holdings.

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


Partners Registration Rights Agreement

         Pursuant to the Recapitalization Agreement, upon the Closing, Holdings, CapCo II, the Continuing Graham Entities, the Equity Investors and Blackstone entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Continuing Graham Entities and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless Blackstone and its affiliates are selling their shares in such offering) and (ii) to the Equity Investors, Blackstone and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Continuing Graham Entities, the Equity Investors, Blackstone and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See "The Partnership Agreements-The Holdings Partnership Agreement."


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


Loans to Management

         At December 31, 2002, the Company had loans outstanding to certain management employees of $2.6 million, including loans to Philip R. Yates $1.0 million, Roger M. Prevot $0.5 million, John E. Hamilton $0.2 million, G. Robinson Beeson $0.3 million, Scott G. Booth $0.3 million, Ashok Sudan $0.1 million and other individuals totaling $0.2 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the Capital Call Agreement dated as of August 13, 1998. The proceeds from the loans were used to buy stock in BMP/Graham Holdings Corp. to avoid any management ownership dilution at the time of the capital call payments. The loans mature on September 29, 2007 and March 29, 2008, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. See "--Certain Relationships and Related Transactions - Transactions with Graham Entities and Others."

         PART IV

Item 14. Controls and Procedures

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


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.1     -  Credit Agreement dated as of February 14, 2003 among Graham
            Packaging Holdings Company, Graham Packaging Company, L.P., GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement.

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

10.12      -  Indenture dated as of February 2, 1998 among Graham Packaging
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

10.13      -  Indenture  dated as of February 2, 1998 among Graham  Packaging
              Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-03)).

10.14      -  Form of Employment  Agreement dated as of June 27, 2002, between
              Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II (File No. 333-89022)).

10.15      -  Form of Employment  Agreement dated as of June 27, 2002, between
              Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II (File No. 333-89022)).

10.16      -  Form of Employment  Agreement dated as of June 27, 2002, between
              Graham Packaging Holdings Company and John E. Hamilton (incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II (File No. 333-89022)).

10.17      -  Form of Employment  Agreement dated as of June 27, 2002, between
              Graham Packaging Holdings Company and G. Robinson Beeson (incorporated herein by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II (File No. 333-89022)).

10.18      -  Form of Employment  Agreement dated as of June 27, 2002, between
              Graham Packaging Holdings Company and Scott G. Booth (incorporated herein by reference to Exhibit 10.20 to Amendment No. 3 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II (File No. 333-89022)).

12.1       -  Statement of Ratio of Earnings to Fixed Charges.

18         -  Letter re Change in Accounting  Principles  (incorporated herein by reference to Exhibit 18 to the Quarterly  Report on Form
              10-Q for the  quarterly  period  ended  September  26,  1999
              (File No. 333-53603-03)).

21.1       -  Subsidiaries of Graham Packaging Holdings Company.

24         -  Power of Attorney--see page 81 of Form 10-K.

99.1       -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (c) Reports on Form 8-K

         No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, in York, Pennsylvania, on February 24, 2003.




                        GRAHAM PACKAGING HOLDINGS COMPANY
                                    (Registrant)

                        By: BCP /Graham Holdings L.L.C.,
                        its General Partner

                        By:  /s/ John E. Hamilton
                            ---------------------
                            Name: John E. Hamilton
                            Title: Vice President, Finance and Administration
                                  (chief accounting officer and duly
                                  authorized officer)

                                  CERTIFICATION


I, Philip R. Yates, certify that:

1) I have reviewed this Annual Report on Form 10-K of Graham Packaging Holdings Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:    February 24, 2003


                                     By:   /s/ Philip R. Yates
                                           -------------------
                                           Philip R. Yates
                                           Chief Executive Officer

                                  CERTIFICATION


I, John E. Hamilton, certify that:

1) I have reviewed this Annual Report on Form 10-K of Graham Packaging Holdings Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:    February 24, 2003


                                     By:   /s/ John E. Hamilton
                                          ---------------------
                                          John E. Hamilton
                                          Chief Financial Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 24th day of February, 2003 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:


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

                                                                     SCHEDULE I
                        GRAHAM PACKAGING HOLDINGS COMPANY
                   REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (In thousands)

                                                                               December 31,
                                                                               ------------
BALANCE SHEETS                                                               2002        2001
--------------                                                               ----        ----
Assets:
  Current assets                                                          $      --   $     --
  Intangible assets, net                                                      3,595       4,068
                                                                          ---------   ---------
    Total assets                                                          $   3,595   $   4,068
                                                                          =========   =========
Liabilities and partners' capital:
  Current liabilities                                                        $6,993   $   6,993
  Long-term debt                                                            168,378     151,639
  Investment in subsidiary                                                  288,531     330,490
                                                                          ---------   ---------
    Total liabilities                                                       463,902     489,122
Partners' capital                                                          (460,307)   (485,054)
                                                                          ---------   ---------
    Total liabilities and partners' capital                               $   3,595   $   4,068
                                                                          =========   =========

                                                                                Year Ended December 31,
                                                                                -----------------------
STATEMENTS OF OPERATIONS                                                     2002        2001         2000
------------------------                                                     ----        ----         ----
Equity in earnings (loss) of subsidiaries                                 $  24,774   $(28,585)    $(31,650)
Interest expense                                                            (17,212)   (15,385)     (13,971)
Other                                                                            --         --          (16)
                                                                          ---------   --------     --------
    Net income (loss)                                                     $   7,562   $(43,970)    $(45,637)
                                                                          =========   ========     ========

                                                                                Year Ended December 31,
                                                                                -----------------------
STATEMENTS OF CASH FLOWS                                                     2002        2001         2000
------------------------                                                     ----        ----         ----
Operating activities:
    Net income (loss)                                                     $   7,562   $(43,970)    $(45,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of debt issuance costs                                           473        426          383
  Accretion of Senior Discount Notes                                         16,739     14,959       13,588
  Changes in current liabilities                                                 --         --           16
  Equity in (earnings) loss of subsidiaries                                 (24,774)    28,585       31,650
                                                                          ---------   --------     --------
    Net cash provided by operating activities                                    --         --           --
Investing activities:
  Investments in a business                                                      --    (50,000)     (50,000)
                                                                          ---------   --------     --------
    Net cash used in investing activities                                        --    (50,000)     (50,000)
Financing activities:
  Capital contributions                                                          --     50,000       50,000
                                                                          ---------   --------     --------
    Net cash provided by financing activities                                    --     50,000       50,000
                                                                          ---------   --------     --------
Increase in cash and cash equivalents                                            --         --           --
Cash and cash equivalents at beginning of period                                 --         --           --
                                                                          ---------   --------     --------
Cash and cash equivalents at end of period                                $      --   $     --     $     --
                                                                          =========   ========     ========
Supplemental cash flow information:
  Cash paid for interest                                                  $      --   $     --     $     --


        See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

                                                                    SCHEDULE II

                        GRAHAM PACKAGING HOLDINGS COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                 Balance at
                                                Beginning of                                               Balance at
                                                   Year        Additions     Deductions     Other (1)     End of Year
                                                   ----        ---------     ----------     ---------     -----------
Year ended December 31, 2002
----------------------------
Allowance for doubtful accounts                   $2,403          $2,566          $689                        $4,280
Allowance for inventory losses                     2,585             787           772                         2,600


Year ended December 31, 2001
----------------------------
Allowance for doubtful accounts                   $1,168          $2,128          $916          $23           $2,403
Allowance for inventory losses                     1,286           2,507         1,208           --            2,585


Year ended December 31, 2000
----------------------------
Allowance for doubtful accounts                   $1,791            $319          $942          $--           $1,168
Allowance for inventory losses                     1,283           1,127         1,124           --            1,286



     (1)  Represents allowance attributable to entities acquired during 2001.