Form 10-K/A
period 2002-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2003-02-25
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

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

                                Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Graham Packaging Holdings Company is to reflect a change to Note 14 of the "Notes to Financial Statements" included in Item 8, to correct the pro forma amount for the year 2000; to reflect a change to Note 21 of the "Notes to Financial Statements" included in Item 8, to reflect a reclassification of current and non-current liabilities after giving effect to the February 14, 2003 Senior Credit Agreement; and to correct the signature pages included as part of Exhibit
10.1 to this filing.

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

                                       Year Ended December 31,
                                       -----------------------
                               2002            2001             2000
                               ----            ----             ----
     As reported              $7,562        $(43,970)         $(45,637)
     Pro forma                 7,057         (44,223)          (46,150)

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

21.      Condensed Operating Company Data

         Condensed financial data for the Operating Company as of December 31, 2002, after giving effect to the February 14, 2003 Senior Credit Agreement, and 2001 was as follows:

                                          December 31,
                                          ------------
                                    2002                2001
                                    ----                ----
                                         (In thousands)
Current assets                  $ 193,174            $ 180,737
Non-current assets                608,535              580,749
Total assets                      801,709              761,486
Current liabilities               177,224              205,715
Non-current liabilities           913,016              886,261
Partners' capital (deficit)      (288,531)            (330,490)

         Condensed financial data for the Operating Company for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                     Year Ended December 31,
                                     -----------------------
                             2002             2001              2000
                             ----             ----              ----
                                         (In thousands)
  Net sales                 $906,705         $923,068          $842,551
  Gross profit               164,101          151,867           134,514
  Net income (loss)           24,774          (28,585)          (31,650)

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