Form 10-Q
period 2003-03-30
GRAHAM PACKAGING HOLDINGS CO
filed 2003-05-13
CIK 1061507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________ Commission file number: 333-53603-03

GRAHAM PACKAGING HOLDINGS COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2553000 (I.R.S. Employer Identification No.)
2401 Pleasant Valley Road York, Pennsylvania (Address of principal executive offices) 17402 (zip code) (717) 849-8500 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes No ; and (2) has been subject to such filing requirements for the past 90 days, Yes No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No .

GRAHAM PACKAGING HOLDINGS COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,618	$7,299
Accounts receivable, net	114,920	97,933
Inventories	72,298	62,660
Prepaid expenses and other current assets	19,846	18,289
Total current assets	214,682	186,181
Property, plant and equipment, net	581,925	577,962
Goodwill	5,532	5,566
Other non-current assets	41,023	28,602
Total assets	$843,162	$798,311

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$160,003	$169,232
Current portion of long-term debt	10,352	7,992
Total current liabilities	170,355	177,224
Long-term debt	1,110,089	1,062,635
Other non-current liabilities	16,854	14,655
Minority interest	4,389	4,104
Commitments and contingent liabilities (see Note 8)	—	—
Partners' capital (deficit)	(458,525)	(460,307)
Total liabilities and partners' capital (deficit)	$843,162	$798,311

See accompanying notes to financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net sales	$232,731	$231,519
Cost of goods sold	187,882	191,467
Gross profit	44,849	40,052
Selling, general, and administrative expenses	15,888	14,442
Impairment charges	609	—
Operating income	28,352	25,610
Interest expense, net	30,921	21,973
Other income, net	(12)	(102)
Minority interest	285	273
(Loss) income before income taxes	(2,842)	3,466
Income tax provision	1,708	224
Net (loss) income	$(4,550)	$3,242

See accompanying notes to financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

	Partners' Capital (Deficit)	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Consolidated balance at January 1, 2002	$(427,911)	$(2,443)	$(54,700)	$(485,054)
Net income for the year	7,562	—	—	7,562
Changes in fair value of derivatives	—	—	6,909	6,909
Additional minimum pension liability	—	—	(2,051)	(2,051)
Cumulative translation adjustment	—	—	12,477	12,477
Comprehensive income				24,897

Interest on notes receivable for ownership interests	—	(150)	—	(150)
Consolidated balance at December 31, 2002	(420,349)	(2,593)	(37,365)	(460,307)

Net loss for the period	(4,550)	—	—	(4,550)
Changes in fair value of derivatives	—	—	(865)	(865)
Elimination of cash flow hedge accounting	—	—	4,783	4,783
Additional minimum pension liability	—	—	(56)	(56)
Cumulative translation adjustment	—	—	2,505	2,505
Comprehensive income				1,817

Interest on notes receivable for ownership interests	—	(35)	—	(35)
Consolidated balance at March 30, 2003	$(424,899)	$(2,628)	$(30,998)	$(458,525)

See accompanying notes to financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Operating activities:
Net (loss) income	$(4,550)	$3,242
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,565	17,472
Impairment charges	609	—
Amortization of debt issuance fees	7,347	1,143
Accretion of Senior Discount Notes	622	4,015
Elimination of cash flow hedge accounting	4,783	—
Minority interest	285	273
Foreign currency transaction (gain) loss	(331)	15
Interest receivable for ownership interests	(35)	(38)
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	(16,361)	(26,510)
Inventories	(9,650)	4,787
Prepaid expenses and other current assets	(1,475)	1,530
Other non-current assets and liabilities	453	(606)
Accounts payable and accrued expenses	(9,256)	(4,244)
Net cash (used in) provided by operating activities	(9,994)	1,079
Investing activities:
Net purchases of property, plant and equipment	(18,864)	(21,677)
Net (expenditures for)/proceeds from sales of businesses	(21)	307
Net cash used in investing activities	(18,885)	(21,370)
Financing activities:
Net proceeds from issuance of long-term debt	49,134	22,205
Debt issuance fees	(20,250)	—
Net cash provided by financing activities	28,884	22,205
Effect of exchange rate changes	314	(253)
Increase in cash and cash equivalents	319	1,661
Cash and cash equivalents at beginning of period	7,299	9,032
Cash and cash equivalents at end of period	$7,618	$10,693

See accompanying notes to financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three months ended March 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003 that effectively fix the interest rate on $300.0 million of the term loans through March 24, 2006 at a weighted average rate of 2.54%. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $2.3 million for the three months ended March 30, 2003. Approximately one third of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $2.3 million unrealized loss recorded in OCI as of March 30, 2003.

The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under its prior senior credit agreement. These interest rate swap agreements expire at various points through September 2003. The effective portion of the change in fair value of these swaps prior to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $1.3 million for the three months ended March 30, 2003.

Guarantees

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and the adoption of FIN 45 did not have a significant impact on its results of operations or financial position.

Option Plan

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting For Stock-Based Compensation — Transition and Disclosure, An Amendment of FASB

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

Statement No. 123." This Statement amends SFAS 123, "Accounting For Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion ("APB") 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net (loss) income for the three months ended March 30, 2003 and March 31, 2002 would have been reflected as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net (loss) income, as reported	$(4,550)	$3,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(44)	(126)
Pro forma net (loss) income	$(4,594)	$3,116

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

New Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Management does not believe that adoption of FIN 46 will have a significant impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Management has not yet determined the impact that SFAS 149 will have on the Company's results of operations or financial position.

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

2.    Debt Arrangements

Long-term debt consisted of the following:

	March 30, 2003	December 31, 2002
	(In thousands)
Term loans	$670,000	$502,000
Revolving Credit Facility	35,500	155,500
Foreign and other revolving credit facilities	4,388	3,483
Senior Subordinated Notes	225,000	225,000
Senior Discount Notes	169,000	168,377
Capital leases	13,941	14,400
Other	2,612	1,867
	1,120,441	1,070,627
Less amounts classified as current	10,352	7,992
	$1,110,089	$1,062,635

On February 14, 2003 the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). The unused availability of the Revolving Credit Facility under the Senior Credit Agreement at March 30, 2003 was $110.4 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On March 30, 2003 the Company was in compliance with all covenants.

As a result of the refinancing on February 14, 2003 the Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed immediately and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

Interest paid during the three months ended March 30, 2003 and March 31, 2002, net of amounts capitalized, totaled $20.2 million and $22.0 million, respectively.

3.    Inventories

Inventories consisted of the following:

	March 30, 2003	December 31, 2002
	(In thousands)
Finished goods	$48,898	$43,786
Raw materials and parts	23,400	18,874
	$72,298	$62,660

4.    Impairment Charges

Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the three months ended March 30, 2003.

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the three months ended March 30, 2003.

5.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses included the following:

	March 30, 2003	December 31, 2002
	(In thousands)
Accounts payable	$80,727	$77,022
Accrued employee compensation and benefits	30,276	36,062
Accrued interest	10,422	11,120
Accrued sales allowance	7,239	9,919
Other	31,339	35,109
	$160,003	$169,232

For the year ended December 31, 2002, the Company incurred costs of employee termination benefits in Blyes and Noeux les Mines, France of $9.0 million, which included the legal liability of severing 155 employees. For the three months ended March 30, 2003, the Company incurred additional costs of employee termination benefits in France of $1.0 million. The Company terminated 25 of these employees as of March 30, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):

France Reduction in Force
Reserves at December 31, 2002	$9,015
Increase in reserves	995
Cash payments	(198)
Reserves at March 30, 2003	$9,812

6.    Income Taxes

The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 2003 and 2002, some of the Company's various taxable entities incurred additional net operating losses for which no carryforward benefit has been recognized.

7.    Rent Expense

The Company was a party to various leases involving real property and equipment during the three months ended March 30, 2003 and March 31, 2002. Total rent expense for operating leases amounted to $6.1 million and $5.6 million for the three months ended March 30, 2003 and March 31, 2002, respectively.

8.    Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company's various litigation matters will not be material to the business, financial condition or results of operations of the Company.

On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the equipment sales, service and licensing agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment.

9.    Condensed Operating Company Data

Condensed financial data for the Operating Company as of March 30, 2003 and December 31, 2002 was as follows:

	March 30, 2003	December 31, 2002
	(In thousands)
Current assets	$221,676	$193,174
Non-current assets	625,013	608,535
Total assets	846,689	801,709
Current liabilities	166,570	177,224
Non-current liabilities	962,333	913,016
Partners' capital (deficit)	(282,214)	(288,531)

Condensed financial data for the Operating Company for the three months ended March 30, 2003 and March 31, 2002 was as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net sales	$232,731	$231,519
Gross profit	44,849	40,052
Net (loss) income	(15)	7,375

Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

10.    Comprehensive Income

Comprehensive income for the three months ended March 30, 2003 and March 31, 2002 was as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net (loss) income	$(4,550)	$3,242
Changes in fair value of derivatives	(865)	6,138
Elimination of cash flow hedge accounting	4,783	—
Additional minimum pension liability	(56)	1
Cumulative translation adjustment	2,505	(257)
Comprehensive income	$1,817	$9,124

11.    Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. Segment information for the three months ended March 30, 2003 and March 31, 2002, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
			(a)		(b)
		(In thousands)
Net sales (c)	Three months ended March 30, 2003	$192,062	$35,287	$5,382	$—	$232,731
	Three months ended March 31, 2002	184,956	39,041	7,522	—	231,519

Operating income	Three months ended March 30, 2003	26,661	1,255	436	—	28,352
(loss) (d)	Three months ended March 31, 2002	25,499	(325)	436	—	25,610

Depreciation and	Three months ended March 30, 2003	22,070	2,513	329	—	24,912
amortization	Three months ended March 31, 2002	17,108	855	652	—	18,615

Impairment charges	Three months ended March 30, 2003	245	364	—	—	609
	Three months ended March 31, 2002	—	—	—	—	—
			& nbsp;
Interest expense, net	Three months ended March 30, 2003	30,663	177	81	—	30,921
	Three months ended March 31, 2002	21,265	663	45	—	21,973

Income tax provision	Three months ended March 30, 2003	177	1,373	158	—	1,708
(benefit)	Three months ended March 31, 2002	(243)	251	216	—	224

Identifiable assets (c)	As of March 30, 2003	949,909	158,762	20,051	(285,560)	843,162
	As of December 31, 2002	910,731	153,834	18,463	(284,717)	798,311
			& nbsp;
Goodwill	As of March 30, 2003	3,515	1,260	757	—	5,532
	As of December 31, 2002	3,515	1,333	718	—	5,566

Capital expenditures,	Three months ended March 30, 2003	16,069	2,194	623	(22)	18,864
excluding acquisitions	Three months ended March 31, 2002	18,427	2,649	601	—	21,677

GRAHAM PACKAGING HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —Continued

(a)	On March 28, 2002, the Company completed the sale of certain assets and liabilities of its Italian operations. During the 2nd quarter of 2002, the Company closed its plant in the United Kingdom. On July 31, 2002, the Company disposed of its operation in Blyes, France.
(b)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(c)	The Company's net sales for Europe include sales in France which totaled approximately $18.6 million and $20.5 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Identifiable assets in France totaled approximately $92.2 million and $93.6 million as of March 30, 2003 and December 31, 2002, respectively.
(d)	In the fourth quarter of 2002 the Company changed its measurement method used to determine reported segment profit or loss by allocating certain selling, general and administrative costs incurred in North America to Europe and South America. The effect in the three months ended March 30, 2003 was an increase in operating income for North America of $0.6 million and decreases of $0.5 million and $0.1 million for Europe and South America, respectively.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Food and Beverage	$133,239	$132,482
Household and Personal Care	47,913	51,063
Automotive Lubricants	51,579	47,974
Total Net Sales	$232,731	$231,519

12.    Subsequent Events

On March 31, 2003 the Company completed the sale of certain assets and liabilities of its German subsidiary, Graham Packaging Deutschland GmbH. The resulting losses were not significant.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the Company's future financial position, economic performance and results of operations, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

•	the restrictive covenants contained in instruments governing indebtedness of the Company;
•	the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings;
•	the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
•	risks associated with the Company's international operations;
•	the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
•	a decline in the domestic motor oil business;
•	risks associated with environmental regulation;
•	the possibility that Blackstone's interests will conflict with the Company's interests;
•	the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
•	risks associated with possible future acquisitions; and
•	the Company's dependence on blow molding equipment providers.

See "Business — Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care and automotive lubricants markets and currently operates 55 plants throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

Management believes that critical success factors to the Company's business are its ability to:

•	serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies;
•	forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and
•	make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Since the beginning of 1997, the Company has invested over $270.0 million in capital expenditures to expand its technology, machinery and plant structure to prepare for what it believed would be the growth in the hot-fill PET area. For the year ended December 31, 2002 the Company's sales of hot-fill PET containers grew to $323.9 million from $70.2 million in 1996. More recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. Since the beginning of 1999, the Company has invested over $145.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2002, the Company's sales of polyolefin containers grew to $171.8 million from $117.7 million in 1999.

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

The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased approximately 1% in 2002 as compared to 2001; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 1% to 2% annually for the next several years but believes there are significant volume opportunities for automotive business in foreign countries, particularly in South America. In 2002, the Company was awarded 100% of Shell's (Shell, Pennzoil and Quaker State branded motor oils) U.S. one quart volume requirements. This award includes supplying from a facility on-site with Pennzoil-Quaker State in Newell, West Virginia. ExxonMobil also awarded the Company in 2002 100% of its one quart volume requirements for one of its U.S. filling plants, located in Port Allen, Louisiana. ExxonMobil was not a U.S. customer prior to this award.

The Company currently operates 20 facilities outside of the U.S., either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland and Mexico.

Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when it is deemed appropriate. In the past few years, the Company restructured its operations as follows.

•	In its North American operations in 2001, the Company closed its facility in Anjou, Quebec, Canada and in 2002 closed another plant in Burlington, Ontario, Canada. Business from these facilities was consolidated into other North American facilities as a result of these closures.
•	In its European operations, the Company committed to restructuring changes in the United Kingdom, France, Italy and Germany as follows. During the latter portion of 2001, the Company committed to a plan to close its plant in the United Kingdom. This plant was closed during 2002. During the latter portion of 2001, the Company also committed to a plan to sell or close certain plants in France. During 2002, one facility in France was sold. Another facility in France is expected to be closed later in 2003. During the latter portion of 2001, the Company committed to a plan to sell or close its plants in Italy. In 2002, the Company sold both of its plants in Italy. During the latter portion of 2001, as a part of its European restructuring plans, the Company committed to a plan to sell or close certain plants in Germany. On March 31, 2003 the Company sold both of its plants in Germany.

For the three months ended March 30, 2003, approximately 85% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 12 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales in each of the three months ended March 30, 2003 and March 31, 2002. The Company's sales to this customer were 14.8% and 18.7% of total sales for the three months ended March 30, 2003 and March 31, 2002, respectively. The Company also had sales to two other customers which exceeded 10% of total sales for the three months ended March 30, 2003. The Company's sales to these customers were 10.5% and 10.4% of total sales for the three months ended March 30, 2003. For the three months ended March 30, 2003, approximately 77% of the sales to these three customers were made in North America.

Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the U.S. during the first three months of 2003 and 2002:

	First Three Months
	2003	2002
PET	0.63	0.56
HDPE	0.47	0.36

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

Results of Operations

The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total net sales:

	Three Months Ended
	March 30, 2003		March 31, 2002
North America	$192.0	82.5%	$185.0	79.9%
Europe	35.3	15.2	39.0	16.9
South America	5.4	2.3	7.5	3.2
Total Net Sales	$232.7	100.0%	$231.5	100.0%

	Three Months Ended
	March 30, 2003		March 31, 2002
Food and Beverage	$133.2	57.2%	$132.5	57.3%
Household and Personal Care	47.9	20.6	51.0	22.0
Automotive Lubricants	51.6	22.2	48.0	20.7
Total Net Sales	$232.7	100.0%	$231.5	100.0%

Three Months Ended March 30, 2003 Compared to Three Months Ended March 31, 2002

Net Sales.    Net sales for the three months ended March 30, 2003 increased $1.2 million or 0.5% to $232.7 million from $231.5 million for the three months ended March 31, 2002. The increase in sales was primarily due to an increase in resin pricing combined with a 1.1% increase in units sold, principally due to additional food and beverage container business where units increased by 7.2%, partially offset by the Company's restructuring process in Europe. The restructuring process in Europe includes the sale or closing of seven non-strategic locations of which four locations were sold or closed in 2002, another two were sold on March 31, 2003, subsequent to the end of the fiscal quarter (see " — Subsequent Events"), and the last plant is expected to be closed later in 2003. Excluding business impacted by the European restructuring, sales and unit volume for the three months ended March 30, 2003 would have increased approximately 6% as compared to the sales for the three months ended March 31, 2002. On a geographic basis, sales for the three months ended March 30, 2003 in North America increased $7.0 million or 3.8% from the three months ended March 31, 2002 and included higher units sold of 2.9%. North American sales in the household and personal care business and the automotive lubricants business contributed $2.8 million and $5.0 million, respectively, to the increase, while sales in the food and beverage business decreased $0.8 million. Units sold in North America increased by 7.7% in the food and beverage business, decreased by 12.7% in the household and personal care business and increased by 3.3% in the automotive lubricants business. Sales for the three months ended March 30, 2003 in Europe decreased $3.7 million or 9.5% from the three months ended March 31, 2002. The decrease in sales was primarily due to the European restructuring. Overall, the European sales reflected a 0.1% decrease in units sold. Exchange rate changes increased sales by approximately $6.1 million. Excluding business impacted by the European restructuring, sales in Europe for the three months ended March 30, 2003 would have increased $7.3 million, or approximately 29%, compared to sales for the three months ended March 31, 2002 and unit volume in Europe would have increased approximately 14% compared to the same period last year. Sales in South America for the three months ended March 30, 2003 decreased $2.1 million or 28.0% from the three months ended March 31, 2002, primarily due to exchange rate changes of approximately $2.6 million.

Gross Profit.    Gross profit for the three months ended March 30, 2003 increased $4.7 million to $44.8 million from $40.1 million for the three months ended March 31, 2002. Gross profit for the three months ended March 30, 2003 increased $2.5 million in North America and $2.4 million in Europe, while South America reflected a decrease of $0.2 million, when compared to the three months ended March 31, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $1.6 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $2.6 million and net exchange rate gains in Europe and South America of approximately $0.4 million.

Selling, General & Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 30, 2003 increased $1.5 million to $15.9 million from $14.4 million for the three months ended March 31, 2002. The increase in 2003 selling, general and administrative expenses was primarily due to growth in Mexico of $0.5 million, an increase in product development expenses in North America of $0.4 million, inflationary growth in salaries, fringes and certain other costs in North America of approximately $0.4 million, an increase in the allowance for doubtful accounts in Europe of $0.5 million and an increase in certain non-recurring charges of $0.2 million, partially offset by reduced expatriate-related costs in Europe of $0.4 million and the reduction of costs related to locations in Europe that were sold during 2002 of $0.3 million. The non-recurring charges were $0.4 million and $0.2 million for the three months ended March 30, 2003 and March 31, 2002, respectively, comprised primarily in both periods of global reorganization costs. As a percent of sales, selling, general and administrative expenses increased to 6.8% of sales for the three months ended March 30, 2003 from 6.2% of sales for the three months ended March 31, 2002. Excluding non-recurring charges, as a percent of sales, selling, general and administrative expenses increased to 6.7% of sales for the three months ended March 30, 2003 from 6.1% of sales for the three months ended March 31, 2002.

Impairment Charges.    Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the three months ended March 30, 2003.

Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the three months ended March 30, 2003.

Interest Expense, Net.    Interest expense, net increased $8.9 million to $30.9 million for the three months ended March 30, 2003 from $22.0 million for the three months ended March 31, 2002. The increase was primarily related to the refinancing of the Company's prior Senior Credit Agreement, which resulted in the write-off of debt issuance fees of $6.2 million and the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under that credit agreement of $4.8 million, partially offset by a change in fair value of existing interest rate swap agreements applicable to indebtedness under that credit agreement of $1.3 million and a decline in interest rates.

Minority Interest.    Minority interest remained unchanged at $0.3 million for both the three months ended March 30, 2003 and March 31, 2002.

Income Tax Provision.    Income tax provision increased $1.5 million to $1.7 million for the three months ended March 30, 2003 from $0.2 million for the three months ended March 31, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the three months ended March 30, 2003 as compared to the three months ended March 31, 2002.

Net (Loss) Income.    Primarily as a result of factors discussed above, net loss was $4.6 million for the three months ended March 30, 2003 compared to net income of $3.2 million for the three months ended March 31, 2002.

Covenant Compliance EBITDA.    Primarily as a result of factors discussed above, Covenant Compliance EBITDA (as hereinafter defined) increased $2.2 million or 4.7% to $48.9 million for the three months ended March 30, 2003 from $46.7 million for the three months ended March 31, 2002.

Effect of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $2.5 million and decreased comprehensive income by $0.3 million for the three months ended March 30, 2003 and March 31, 2002, respectively.

Derivatives

On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003 that effectively fix the interest rate on $300.0 million of the term loans through March 24, 2006 at a weighted average rate of 2.54%. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $2.3 million for the three months ended March 30, 2003. Approximately one third of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $2.3 million unrealized loss recorded in OCI as of March 30, 2003.

The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under its prior senior credit agreement. These interest rate swap agreements expire at various points through September 2003. The effective portion of the change in fair value of these swaps prior to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $1.3 million for the three months ended March 30, 2003.

Liquidity and Capital Resources

In the three months ended March 30, 2003, the Company funded, through its various borrowing arrangements, $10.0 million of operating activities and $18.9 million of investing activities.

The Company's Senior Credit Agreement currently consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at March 30, 2003 was $110.4 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006, $50.0 million in 2007, $235.0 million in 2008, $235.0 million in 2009 and $67.5 million in 2010. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facility expires on the earlier of February 14, 2008 and the Term Loan maturity date.

The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

The Company's other indebtedness included the issuance of $225.0 million of senior subordinated notes due 2008 and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At March 30, 2003, the aggregate accreted value of the Senior Discount Notes was $169.0 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $150.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At March 30, 2003, the Company's total indebtedness was $1,120.4 million.

As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Bank Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Senior Credit Agreement and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain other charges to net (loss) income. Covenant compliance EBITDA is included because covenants in the Company's debt agreements are tied to ratios based on that measure. For example, the Senior Credit Agreement requires that the Operating Company maintain a ratio of covenant compliance EBITDA to interest starting at a minimum of 2.25x and a ratio of net debt to covenant compliance EBITDA starting at a maximum of 5.50x, in each case for the most recent four quarter period. The ability of the Operating Company to incur additional debt and make certain restricted payments under the Indentures is tied to a ratio of covenant compliance EBITDA to interest expense of 1.75 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the Senior Credit Agreement and investments equal to 10% of the Operating Company's total assets. While covenant compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Covenant compliance EBITDA is calculated as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Net (loss) income	$(4.6)	$3.2
Interest expense, net	30.9	22.0
Income tax expense	1.7	0.2
Depreciation and amortization	17.6	17.5
Impairment charges	0.6	—
Fees paid pursuant to the Blackstone monitoring agreement	0.3	0.3
Minority interest	0.3	0.3
Certain other charges (1)(2)	2.1	3.2
Covenant compliance EBITDA	$48.9	$46.7

(1)	The three months ended March 30, 2003 include costs related to global reorganization of $2.1 million. The three months ended March 31, 2002 include costs related to global reorganization of $3.1 million and other costs of $0.1 million.
(2)	Does not include project startup costs, which are included in the calculation of covenant compliance EBITDA under the Senior Credit Agreement and Indentures. These startup costs were $0.5 million and $1.1 million for the three months ended March 30, 2003 and March 31, 2002, respectively.

Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's facilities are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the three months ended March 30, 2003 were $18.9 million. For the fiscal year 2003, the Company expects to incur approximately $135.0 million of capital expenditures. However, total capital expenditures for 2003 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the

Company's exclusivity rights under the equipment sales, service and licensing agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment.

Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
•	to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations; and
•	to finance the payment of cash interest on the Senior Discount Notes or any notes issued pursuant to a refinancing of the Senior Discount Notes.

New Accounting Pronouncements Not Yet Adopted

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Management does not believe that adoption of FIN 46 will have a significant impact on the Company's results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Management has not yet determined the impact that SFAS 149 will have on the Company's results of operations or financial position.

Subsequent Events

On March 31, 2003 the Company completed the sale of certain assets and liabilities of its German subsidiary, Graham Packaging Deutschland GmbH. The resulting losses were not significant.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of March 30, 2003 for financial instruments that have experienced material changes in fair value since December 31, 2002.

	Expected Maturity Date of Interest Rate Swap Agreements at March 30, 2003							Fair Value March 30, 2003
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)
Derivatives matched against liabilities: Pay fixed swaps	$300,000	—	—	$300,000	—	—	$600,000	$(5,818)
Pay rate	5.25%	—	—	2.54%	—	—	3.89%
Receive rate	1.22%	—	—	2.23%	—	—	1.72%

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended March 30, 2003 the Company filed a Report on Form 8-K dated February 10, 2003 to report the Company's preliminary results for the quarter and the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 13, 2003

GRAHAM PACKAGING HOLDINGS COMPANY (Registrant)

By: BCP/Graham Holdings L.L.C., its General Partner

By:	/s/ John E. Hamilton
John E. Hamilton Chief Financial Officer (chief accounting officer and duly authorized officer)

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

6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003

By:	/s/ Philip R. Yates
Philip R. Yates Chief Executive Officer

CERTIFICATION

I, John E. Hamilton, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Graham Packaging Holdings Company;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

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

6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003

By:	/s/ John E. Hamilton
John E. Hamilton Chief Financial Officer