Form 10-Q
period 2003-06-29
GRAHAM PACKAGING HOLDINGS CO
filed 2003-08-13
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________
Commission file number: 333-53603-03


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

                        GRAHAM PACKAGING HOLDINGS COMPANY
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                    Page Number

Item 1: Condensed Consolidated Financial Statements:

        CONDENSED CONSOLIDATED BALANCE SHEETS - At June 29, 2003 and
        December 31, 2002...................................................  3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the Three and
        Six Months ended June 29, 2003 and June 30, 2002....................  4

        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) -
        For the Year Ended December 31, 2002 and Six Months ended
        June 29, 2003.......................................................  5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Six Months
        ended June 29, 2003 and June 30, 2002...............................  6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  7


Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 15


Item 3: Quantitative and Qualitative Disclosures About Market Risk.......... 24


Item 4: Controls and Procedures............................................. 25


PART II.     OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.................................... 26


Signature: ................................................................. 27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 29,    December 31,
                                                         2003          2002
                                                       --------    ------------
                                                            (In thousands)
ASSETS

Current assets:
   Cash and cash equivalents .......................  $    6,964    $    7,299
   Accounts receivable, net ........................     122,930        97,933
   Inventories .....................................      71,373        62,660
   Prepaid expenses and other current assets .......      17,315        18,289
                                                      ----------    ----------
Total current assets ...............................     218,582       186,181
Property, plant and equipment, net .................     601,323       577,962
Goodwill ...........................................       5,603         5,566
Other non-current assets ...........................      37,609        28,602
                                                      -----------   ----------
Total assets .......................................  $  863,117    $  798,311
                                                      ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses ...........  $  163,802    $  169,232
   Current portion of long-term debt ...............       7,995         7,992
                                                      ----------    ----------
Total current liabilities ..........................     171,797       177,224
Long-term debt .....................................   1,104,029     1,062,635
Other non-current liabilities ......................      19,275        14,655
Minority interest ..................................       4,819         4,104
Commitments and contingent liabilities (see Note 8).          --            --
Partners' capital (deficit) ........................    (436,803)     (460,307)
                                                      ----------    ----------
Total liabilities and partners' capital (deficit) ..  $  863,117    $  798,311
                                                      ==========    ==========




     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                           -------------------          ----------------
                                                         June 29,      June 30,      June 29,      June 30,
                                                           2003          2002          2003          2002
                                                         --------      --------      --------      --------
                                                                           (In thousands)

Net sales ...........................................   $ 261,073     $ 236,389     $ 493,803     $ 467,908
Cost of goods sold ..................................     210,259       187,072       398,140       378,539
                                                        ---------     ---------     ---------     ---------
Gross profit ........................................      50,814        49,317        95,663        89,369
Selling, general, and administrative expenses .......      14,952        14,506        30,840        28,948
Impairment charges ..................................          --            --           609            --
                                                        ---------     ---------     ---------     ---------
Operating income ....................................      35,862        34,811        64,214        60,421
Interest expense, net ...............................      21,743        19,705        52,664        41,678
Other (income) expense, net .........................        (805)           57          (817)          (45)
Minority interest ...................................         431           382           716           655
                                                        ---------     ---------     ---------     ---------
Income before income taxes ..........................      14,493        14,667        11,651        18,133
Income tax provision ................................       1,458           690         3,166           914
                                                        ---------     ---------     ---------     ---------
Net income ..........................................   $  13,035     $  13,977     $   8,485     $  17,219
                                                        =========     =========     =========     =========
















     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                           Notes and
                                                                           Interest         Accumulated
                                                              Partners'  Receivable for        Other
                                                               Capital     Ownership       Comprehensive
                                                              (Deficit)    Interests       Income (Loss)    Total
                                                              ---------    ---------       -------------    -----
                                                                                 (In thousands)
Consolidated balance at January 1, 2002 .................... $(427,911)   $  (2,443)        $ (54,700)   $(485,054)

  Net income for the year ..................................     7,562           --                --        7,562
  Changes in fair value of derivatives .....................        --           --             6,909        6,909
  Additional minimum pension liability .....................        --           --            (2,051)      (2,051)
  Cumulative translation adjustment ........................        --           --            12,477       12,477
                                                                                                         ---------
  Comprehensive income .....................................                                                24,897

  Interest on notes receivable for ownership interests .....        --         (150)               --         (150)
                                                             ---------    ---------         ---------    ---------
Consolidated balance at December 31, 2002 ..................  (420,349)      (2,593)          (37,365)    (460,307)

  Net income for the period ................................     8,485           --                --        8,485
  Changes in fair value of derivatives .....................        --           --            (4,487)      (4,487)
  Elimination of cash flow hedge accounting ................        --           --             4,783        4,783
  Additional minimum pension liability .....................        --           --               234          234
  Cumulative translation adjustment ........................        --           --            14,565       14,565
                                                                                                         ---------
  Comprehensive income .....................................                                                23,580

  Interest on notes receivable for ownership interests .....        --          (76)               --          (76)
                                                             ---------    ---------         ---------    ---------
Consolidated balance at June 29, 2003 ...................... $(411,864)   $  (2,669)        $ (22,270)   $(436,803)
                                                             =========    =========         =========    =========










     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                         June 29,           June 30,
                                                                                           2003               2002
                                                                                           ----               ----
Operating activities:                                                                          (In thousands)
   Net income.......................................................................... $   8,485          $  17,219
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.......................................................    34,771             34,972
   Amortization of debt issuance fees..................................................     8,649              2,285
   Impairment charges..................................................................       609                 --
   Accretion of Senior Discount Notes..................................................       623              8,151
   Elimination of cash flow hedge accounting...........................................     4,783                 --
   Minority interest...................................................................       716                656
   Foreign currency transaction gain...................................................    (1,112)              (261)
   Interest receivable for ownership interests.........................................       (76)               (75)
   Changes in operating assets and liabilities, net of sales of businesses:
     Accounts receivable...............................................................   (20,103)           (15,134)
     Inventories.......................................................................    (7,980)             2,106
     Prepaid expenses and other current assets.........................................     1,623                993
     Other non-current assets and liabilities..........................................     1,091             (1,553)
     Accounts payable and accrued expenses.............................................   (10,439)           (15,258)
                                                                                        ---------          ---------
Net cash provided by operating activities..............................................    21,640             34,101
Investing activities:

     Net purchases of property, plant and equipment....................................   (43,384)           (44,538)
     Net proceeds from sales of businesses.............................................       137                307
                                                                                        ---------          ---------
Net cash used in investing activities..................................................   (43,247)           (44,231)
Financing activities:

   Proceeds from issuance of long-term debt............................................   948,638            277,300
   Payment of long-term debt...........................................................  (908,106)          (270,476)
   Debt issuance fees..................................................................   (20,250)                --
                                                                                        ---------          ---------
Net cash provided by financing activities..............................................    20,282              6,824
Effect of exchange rate changes........................................................       990                405
                                                                                        ---------          ---------
Decrease in cash and cash equivalents..................................................      (335)            (2,901)
Cash and cash equivalents at beginning of period.......................................     7,299              9,032
                                                                                        ---------          ---------
Cash and cash equivalents at end of period............................................. $   6,964          $   6,131
                                                                                        =========          =========







     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002. The results of operations for the six months ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

         All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

         On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003, under which the Company receives variable interest based on the Eurodollar Rate (hereinafter defined) and pays fixed interest at a weighted average rate of 2.54%, on $300.0 million of term loans through March 24, 2006. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $5.9 million for the six months ended June 29, 2003. Approximately one third of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $5.9 million unrealized loss recorded in OCI as of June 29, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under its prior senior credit agreement. These interest rate swap agreements expire at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $3.3 million for the six months ended June 29, 2003.

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.

Guarantees

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and the adoption of FIN 45 did not have a significant impact on its results of operations or financial position.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

Option Plan

         In December 2002, the FASB issued SFAS 148, "Accounting For Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123." This Statement amends SFAS 123, "Accounting For Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion ("APB") 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

         The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income for the three and six months ended June 29, 2003 and June 30, 2002 would have been reflected as follows:


                                                            Three Months Ended                 Six Months Ended
                                                            ------------------                 ----------------
                                                        June 29,         June 30,         June 29,         June 30,
                                                          2003             2002               2003           2002
                                                          ----             ----               ----           ----
                                                                               (In thousands)
Net income, as reported                                 $13,035          $13,977           $8,485          $17,219
 Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                           (61)            (126)            (105)            (253)
                                                        -------          -------           ------          -------
Pro forma net income                                    $12,974          $13,851           $8,380          $16,966
                                                        =======          =======           ======          =======

         On March 31, 2003 the Option Plan was amended to provide for an additional 100.0 options that may be granted, resulting in an aggregate number of 631.0 options that may be granted under the Option Plan. On March 31, 2003 an additional 90.8 options were granted, resulting in an aggregate number of 621.8 options outstanding.

Variable Interest Entities

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company adopted FIN 46 on June 30, 2003 and the adoption of FIN 46 did not have a significant impact on its results of operations or financial position.

Financial Instruments

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted SFAS 150 on June 30, 2003 and the adoption of SFAS 150 did not have a significant impact on its results of operations or financial position.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

Leases

         In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted EITF 01-8 on June 30, 2003 and the adoption of EITF 01-8 did not have a significant impact on its results of operations or financial position.

Reclassifications

         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. Debt Arrangements

         Long-term debt consisted of the following:

                                                     June 29,     December 31,
                                                       2003          2002
                                                       ----          ----
                                                         (In thousands)
 Term loans......................................  $  570,000     $  502,000
 Revolving Credit Facility.......................      27,500        155,500
 Foreign and other revolving credit facilities...       2,223          3,483
 Senior Subordinated Notes.......................     325,000        225,000
 Senior Discount Notes...........................     169,000        168,377
 Capital leases..................................      13,588         14,400
 Other...........................................       4,713          1,867
                                                   ----------     ----------
                                                    1,112,024      1,070,627
 Less amounts classified as current..............       7,995          7,992
                                                   ----------     ----------
                                                   $1,104,029     $1,062,635
                                                   ==========     ==========

         On February 14, 2003 the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.75% to 3.25%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.75% to 4.25%. The unused availability of the Revolving Credit Facility under the Senior Credit Agreement at June 29, 2003 was $122.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On June 29, 2003 the Company was in compliance with all covenants.

         On May 28, 2003 the Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, the $100.0 million aggregate principal amount of the Tranche II term loan then outstanding under the Company's Senior Credit Agreement.

         As a result of the refinancing on February 14, 2003 the Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

         Interest paid during the six months ended June 29, 2003 and June 30, 2002, net of amounts capitalized, totaled $34.9 million and $32.7 million, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

3. Inventories

         Inventories consisted of the following:

                                    June 29,    December 31,
                                      2003          2002
                                      ----          ----
                                       (In thousands)
Finished goods....................  $48,738       $43,786
Raw materials and parts...........   22,635        18,874
                                     ------        ------
                                    $71,373       $62,660
                                    =======       =======

4. Impairment Charges

         Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the six months ended June 29, 2003. These assets were disposed of on March 31, 2003.

         Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the six months ended June 29, 2003.

5. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of the following:

                                               June 29,    December 31,
                                                 2003          2002
                                                 ----          ----
                                                  (In thousands)
Accounts payable..............................$ 84,092      $ 77,022
Accrued employee compensation and benefits....  22,887        36,062
Accrued interest..............................  18,300        11,120
Accrued sales allowance.......................   5,779         9,919
Other.........................................  32,744        35,109
                                              --------      --------
                                              $163,802      $169,232
                                              ========      ========

         For the year ended December 31, 2002, the Company incurred costs of employee termination benefits in Blyes and Noeux les Mines, France of $9.0 million, which included the legal liability of severing 149 employees. For the six months ended June 29, 2003, the Company incurred additional costs of employee termination benefits in France of $1.4 million. The Company terminated 110 of these employees as of June 29, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. The following table reflects a rollforward of the reorganization costs, primarily included in accrued employee compensation and benefits (in thousands):

                                             France
                                            Reduction
                                             in Force
                                            ---------

Reserves at December 31, 2002.............   $ 9,015
Increase in reserves......................     1,421
Cash payments.............................    (7,310)
                                             -------
Reserves at June 29, 2003.................   $ 3,126
                                             =======

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

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

7. Rent Expense

         The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $5.8 million and $11.9 million for the three and six months ended June 29, 2003, respectively, and $5.7 million and $11.3 million for the three and six months ended June 30, 2002, respectively.

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

         On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2003.

9. Condensed Operating Company Data

         Condensed financial data for the Operating Company as of June 29, 2003 and December 31, 2002 was as follows:

                                        June 29,          December 31,
                                          2003                2002
                                          ----                ----
                                               (In thousands)
Current assets......................    $ 225,576         $ 193,174
Non-current assets..................      641,196           608,535
Total assets........................      866,772           801,709
Current liabilities.................      163,419           177,224
Non-current liabilities.............      959,124           913,016
Partners' capital (deficit).........     (255,771)         (288,531)

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

         Condensed financial data for the Operating Company for the three and six months ended June 29, 2003 and June 30, 2002 was as follows:

                         Three Months Ended           Six Months Ended
                         ------------------           ----------------
                        June 29,     June 30,        June 29,    June 30,
                         2003         2002            2003        2002
                         ----         ----            ----        ----
                                          (In thousands)
Net sales............. $261,073     $236,389       $493,803     $467,908
Gross profit..........   50,814       49,317         95,663       89,369
Net income............   17,756       18,231         17,741       25,606

         Full separate financial statements and other disclosures of the Operating Company have not been presented. Management has determined that such financial information is not material to investors.

10. Comprehensive Income

         Comprehensive income for the three and six months ended June 29, 2003 and June 30, 2002 was as follows:

                                                    Three Months Ended              Six Months Ended
                                                    ------------------              ----------------
                                                  June 29,      June 30,        June 29,       June 30,
                                                    2003          2002            2003           2002
                                                    ----          ----            ----           ----
                                                                      (In thousands)

Net income...................................      $13,035       $13,977          $8,485        $17,219
Changes in fair value of derivatives.........       (3,622)       (1,943)         (4,487)         4,195
Elimination of cash flow hedge accounting....           --            --           4,783             --
Additional minimum pension liability.........          290           (36)            234            (35)
Cumulative translation adjustment............       12,059         9,539          14,565          9,282
                                                   -------       -------         -------        -------
Comprehensive income.........................      $21,762       $21,537         $23,580        $30,661
                                                   =======       =======         =======        =======

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

11.  Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America (which includes the United States, Canada and Mexico), Europe and South America. Segment information for the three and six months ended June 29, 2003 and June 30, 2002, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                                                                     North                   South
                                                                    America     Europe      America     Eliminations       Total
                                                                    -------     ------      -------     ------------       -----
                                                                                  (a)                        (b)
                                                                                         (In thousands)

Net sales (c)             Three months ended June 29, 2003        $218,669     $ 36,734     $ 5,670              --      $261,073
                          Three months ended June 30, 2002         194,332       33,991       8,066              --       236,389

                          Six months ended June 29, 2003           410,731       72,020      11,052              --       493,803
                          Six months ended June 30, 2002           379,287       73,033      15,588              --       467,908

Operating income          Three months ended June 29, 2003          31,629        3,881         352              --        35,862
   (loss) (d)             Three months ended June 30, 2002          35,139       (1,106)        778              --        34,811

                          Six months ended June 29, 2003            58,289        5,137         788              --        64,214
                          Six months ended June 30, 2002            60,639       (1,432)      1,214              --        60,421

Depreciation and          Three months ended June 29, 2003          17,838          295         375              --        18,508
   amortization (e)       Three months ended June 30, 2002          15,655        2,406         582              --        18,643

                          Six months ended June 29, 2003            39,908        2,808         704              --        43,420
                          Six months ended June 30, 2002            32,762        3,261       1,234              --        37,257

Impairment charges        Three months ended June 29, 2003              --           --          --              --            --
                          Three months ended June 30, 2002              --           --          --              --            --

                          Six months ended June 29, 2003               245          364          --              --           609
                          Six months ended June 30, 2002                --           --          --              --            --

Interest expense, net (e) Three months ended June 29, 2003          21,470          172         101              --        21,743
                          Three months ended June 30, 2002          19,281          320         104              --        19,705

                          Six months ended June 29, 2003            52,134          349         181              --        52,664
                          Six months ended June 30, 2002            40,546          983         149              --        41,678

Income tax (benefit)      Three months ended June 29, 2003             (26)       1,333         151              --         1,458
   provision              Three months ended June 30, 2002            (200)         653         237              --           690

                          Six months ended June 29, 2003               151        2,706         309              --         3,166
                          Six months ended June 30, 2002              (443)         904         453              --           914

Identifiable assets (c)   As of June 29, 2003                      964,990      164,076      23,243        (289,192)      863,117
                          As of December 31, 2002                  910,731      153,834      18,463        (284,717)      798,311

Goodwill                  As of June 29, 2003                        3,515        1,313         775              --         5,603
                          As of December 31, 2002                    3,515        1,333         718              --         5,566

Capital expenditures,     Six months ended June 29, 2003            39,650        1,380       2,386             (32)       43,384
   excluding acquisitions Six months ended June 30, 2002            35,153        4,979       4,406              --        44,538

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued

(a) On March 28, 2002, the Company completed the sale of certain assets and liabilities of its Italian operations. During the 2nd quarter of 2002, the Company closed its plant in the United Kingdom. On July 31, 2002, the Company disposed of its operation in Blyes, France. On March 31, 2003, the Company completed the sale of certain assets and liabilities of its German operations.

(b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

(c) The Company's net sales for Europe include sales in France which totaled approximately $20.8 million and $19.0 million for the three months ended June 29, 2003 and June 30, 2002, respectively, and $39.4 million and $39.5 million for the six months ended June 29, 2003 and June 30, 2002, respectively. Identifiable assets in France totaled approximately $92.9 million and $93.6 million as of June 29, 2003 and December 31, 2002, respectively.

(d) In the fourth quarter of 2002 the Company changed its measurement method used to determine reported segment profit or loss by allocating certain selling, general and administrative costs incurred in North America to Europe and South America. The effect in the three months ended June 29, 2003 was an increase in operating income for North America of $0.4 million and decreases of $0.3 million and $0.1 million for Europe and South America, respectively, and the effect in the six months ended June 29, 2003 was an increase in operating income for North America of $1.1 million and decreases of $0.9 million and $0.2 million for Europe and South America, respectively.

(e)  Includes amortization of debt issuance fees.

Product Net Sales Information

         The following is supplemental information on net sales by product category:

                                     Three Months Ended        Six Months Ended
                                     ------------------        ----------------
                                    June 29,   June 30,     June 29,   June 30,
                                      2003       2002         2003       2002
                                      ----       ----         ----       ----
                                                  (In thousands)
Food and Beverage ...............  $156,787   $136,917     $290,026    $269,399
Household and Personal Care .....    47,540     44,712       95,453      95,775
Automotive Lubricants ...........    56,746     54,760      108,324     102,734
                                   --------   --------     --------    --------
Total Net Sales .................  $261,073   $236,389     $493,803    $467,908
                                   ========   ========     ========    ========

12. Subsequent Event

     On August 11, 2003 the Company implemented a significant organizational restructuring, primarily focused on North American Food and Beverage and administrative support, that is expected to enhance market effectiveness and improve the ongoing cost base. The Company estimates the effect of these actions will reduce 2003 operating income by a net of approximately $2.6 million, including one-time reorganization expenses of approximately $3.3 million offset by cost savings of approximately $0.7 million. For 2004, the Company estimates a net increase in operating income of approximately $2.5 million as a result of this reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the Company's future financial position, economic performance and results of operations, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

     o the restrictive covenants contained in instruments governing indebtedness of the Company;
     o the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings;
     o the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
     o    risks associated with the Company's international operations;
     o the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
     o    a decline in the domestic motor oil business;
     o    risks associated with environmental regulation;
     o the possibility that Blackstone'sinterests will conflict with the Company's interests;
     o the Company's dependenceon key management and its labor force and the material adverse effect that could result from the loss of their services;
     o    risks associated with possible future acquisitions; and
     o    the Company's dependence on blow molding equipment providers.

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. The Company has established itself as the market leader in the value-added segment for hot-fill PET containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. Since the beginning of 1999, the Company has invested over $160.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2002, the Company's sales of polyolefin containers grew to $171.8 million from $117.7 million in 1999.

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

         The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased approximately 1% in 2002 as compared to 2001; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 2% to 3% annually for the next several years but believes there are significant volume opportunities for automotive business in foreign countries, particularly in South America. In 2002, the Company was awarded 100% of Shell's (Shell, Pennzoil and Quaker State branded motor oils) U.S. one quart volume requirements. This award includes supplying from a facility on-site with Shell in Newell, West Virginia. ExxonMobil also awarded the Company in 2002 100% of its one quart volume requirements for one of its U.S. filling plants, located in Port Allen, Louisiana. ExxonMobil was not a U.S. customer prior to this award.

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

     o In its North American operations in 2001, the Company closed its facility in Anjou, Quebec, Canada and in 2002 closed another plant in Burlington, Ontario, Canada. Business from these facilities was consolidated into other North American facilities as a result of these closures.
     o In its European operations, the Company committed to restructuring changes in the United Kingdom, France, Italy and Germany as follows. During the latter portion of 2001, the Company committed to a plan to close its plant in the United Kingdom. This plant was closed during 2002. During the latter portion of 2001, the Company also committed to a plan to sell or close certain plants in France. During 2002, one facility in France was sold. Another facility in France was closed in the second quarter of 2003. During the latter portion of 2001, the Company committed to a plan to sell or close its plants in Italy. In 2002, the Company sold both of its plants in Italy. During the latter portion of 2001, as a part of its European restructuring plans, the Company committed to a plan to sell or close certain plants in Germany. On March 31, 2003 the Company sold both of its plants in Germany.

         For the six months ended June 29, 2003, approximately 85% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 12 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales in each of the six months ended June 29, 2003 and June 30, 2002. The Company's sales to this customer were 15.1% and 18.5% of total sales for the six months ended June 29, 2003 and June 30, 2002, respectively. The Company also had sales to two other customers which exceeded 10% of total sales for the six months ended June 29, 2003. The Company's sales to these customers were 10.4% and 10.1% of total sales for the six months ended June 29, 2003. For the six months ended June 29, 2003, approximately 78% of the sales to these three customers were made in North America.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the U.S. during the three and six months ended June 2003 and 2002:

                  Three Months Ended June       Six Months Ended June
                  -----------------------       ---------------------
                   2003             2002       2003              2002
                   ----             ----       ----              ----
PET.........      $ 0.70           $ 0.61     $ 0.67            $ 0.58
HDPE........        0.51             0.41       0.49              0.38

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

Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total net sales:

                                         Three Months Ended                             Six Months Ended
                                         ------------------                             ----------------
                                    June 29,              June 30,                June 29,              June 30,
                                     2003                  2002                    2003                  2002
                                     ----                  ----                    ----                  ----

North America ..............    $218.7    83.8%     $194.3     82.2%          $410.7     83.2%     $379.3     81.1%
Europe .....................      36.7    14.0        34.0     14.4             72.0     14.6        73.0     15.6
South America...............       5.7     2.2         8.1      3.4             11.1      2.2        15.6      3.3
                                ------   -----      ------    -----           ------    -----      ------    -----
Total Net Sales ............    $261.1   100.0%     $236.4    100.0%          $493.8    100.0%     $467.9    100.0%
                                ======   =====      ======    =====           ======    =====      ======    =====


                                         Three Months Ended                            Six Months Ended
                                         ------------------                            ----------------
                                    June 29,              June 30,               June 29,               June 30,
                                      2003                  2002                   2003                   2002
                                      ----                  ----                   ----                   ----

Food and Beverage...........    $156.8     60.1%    $136.9     57.9%          $290.0     58.7%     $269.4      57.6%
Household and Personal Care.      47.5     18.2       44.7     18.9             95.5     19.4        95.8      20.5
Automotive Lubricants.......      56.8     21.7       54.8     23.2            108.3     21.9       102.7      21.9
                                ------    -----     ------    -----           ------    -----      ------     -----
Total Net Sales.............    $261.1    100.0%    $236.4    100.0%          $493.8    100.0%      $467.9    100.0%
                                ======    ======    ======    ======          ======    ======      ======    ======

Three Months Ended June 29, 2003 Compared to Three Months Ended June 30, 2002

Net Sales. Net sales for the three months ended June 29, 2003 increased $24.7 million or 10.4% to $261.1 million from $236.4 million for the three months ended June 30, 2002. The increase in sales was primarily due to an increase in resin pricing combined with an 8.1% increase in units sold, principally due to additional food and beverage container business where units increased by 17.6%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, of which all locations were sold or closed as of June 29, 2003. Excluding business impacted by the European restructuring, sales for the three months ended June 29, 2003 would have increased approximately 14% compared to the sales for the three months ended June 30, 2002 and unit volume would have increased approximately 11%. On a geographic basis, sales for the three months ended June 29, 2003 in North America increased $24.4 million or 12.6% from the three months ended June 30, 2002 and included higher units sold of 8.5%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $16.0 million, $5.3 million and $3.1 million, respectively, to the increase. Units sold in North America increased by 21.1% in the food and beverage business, decreased by 12.8% in the household and personal care business and decreased by 3.3% in the automotive lubricants business. Sales for the three months ended June 29, 2003 in Europe increased $2.7 million or 7.9% from the three months ended June 30, 2002. The increase in sales was primarily due to exchange rate changes and higher unit volume, offset by the European restructuring. Overall, the European sales reflected a 13.3% increase in units sold. Exchange rate changes increased sales by approximately $6.4 million. Excluding business impacted by the European restructuring, sales in Europe for the three months ended June 29, 2003 would have increased $9.1 million, or approximately 33%, compared to sales for the three months ended June 30, 2002 and unit volume in Europe would have increased approximately 22% compared to the same period last year. Sales in South America for the three months ended June 29, 2003 decreased $2.4 million or 29.6% from the three months ended June 30, 2002, in part due to exchange rate changes of approximately $0.8 million.

Gross Profit. Gross profit for the three months ended June 29, 2003 increased $1.5 million to $50.8 million from $49.3 million for the three months ended June 30, 2002. Gross profit for the three months ended June 29, 2003 increased $5.6 million in Europe, decreased $3.6 million in North America and decreased $0.5 million in South America, when compared to the three months ended June 30, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $2.3 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $1.4 million and exchange rate gains in Europe of approximately $0.8 million, offset by a decrease in gross profit related to ongoing business in North America of $3.0 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 29, 2003 increased $0.5 million to $15.0 million from $14.5 million for the three months ended June 30, 2002. The increase was primarily due to certain expenses in North America in part related to the expansion into Mexico and, in Europe, increases due to exchange rates offset by a reduction in expatriate-related costs. The non-recurring charges were $0.8 million and $0.9 million for the three months ended June 29, 2003 and June 30, 2002, respectively, comprised primarily in both periods of global reorganization costs. Selling, general and administrative expenses as a percent of sales decreased to 5.7% of sales for the three months ended June 29, 2003 from 6.1% of sales for the three months ended June 30, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales decreased to 5.4% of sales for the three months ended June 29, 2003 from 5.8% of sales for the three months ended June 30, 2002.

Interest Expense, Net. Interest expense, net increased $2.0 million to $21.7 million for the three months ended June 29, 2003 from $19.7 million for the three months ended June 30, 2002. The increase was primarily related to higher LIBOR margins under the Company's New Senior Credit Agreement.

Other (income) expense, net. Other income was $0.8 million for the three months ended June 29, 2003 as compared to other expense of $0.1 million for the three months ended June 30, 2002. The higher income was primarily due to higher foreign exchange gains in the three months ended June 29, 2003 as compared to the three months ended June 30, 2002.

Minority Interest. Minority interest remained unchanged at $0.4 million for both the three months ended June 29, 2003 and June 30, 2002.

Income Tax Provision. Income tax provision increased $0.8 million to $1.5 million for the three months ended June 29, 2003 from $0.7 million for the three months ended June 30, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the three months ended June 29, 2003 as compared to the three months ended June 30, 2002.

Net Income. Primarily as a result of factors discussed above, net income was $13.0 million for the three months ended June 29, 2003 compared to net income of $14.0 million for the three months ended June 30, 2002.

Covenant Compliance EBITDA. Primarily as a result of factors discussed above, Covenant Compliance EBITDA (as hereinafter defined) increased $1.0 million or 1.8% to $56.6 million for the three months ended June 29, 2003 from $55.6 million for the three months ended June 30, 2002. A reconciliation from Net Income to Covenant Compliance EBITDA is provided within "--Liquidity and Capital Resources."

Six months ended June 29, 2003 Compared to Six months ended June 30, 2002

Net Sales. Net sales for the six months ended June 29, 2003 increased $25.9 million or 5.5% to $493.8 million from $467.9 million for the six months ended June 30, 2002. The increase in sales was primarily due to an increase in resin pricing combined with a 4.7% increase in units sold, principally due to additional food and beverage container business where units increased by 12.5%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, of which all locations were sold or closed as of June 29, 2003. Excluding business impacted by the European restructuring, sales for the six months ended June 29, 2003 would have increased approximately 10% compared to the sales for the six months ended June 30, 2002 and unit volume would have increased approximately 9%. On a geographic basis, sales for the six months ended June 29, 2003 in North America increased $31.4 million or 8.3% from the six months ended June 30, 2002 and included higher units sold of 5.8%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $15.2 million, $8.1 million and $8.1 million, respectively, to the increase. Units sold in North America increased by 14.4% in the food and beverage business, decreased by 12.7% in the household and personal care business and decreased by 0.2% in the automotive lubricants business. Sales for the six months ended June 29, 2003 in Europe decreased $1.0 million or 1.4% from the six months ended June 30, 2002. The decrease in sales was primarily due to the European restructuring. Overall, the European sales reflected a 6.3% increase in units sold. Exchange rate changes increased sales by approximately $12.5 million. Excluding business impacted by the European restructuring, sales in Europe for the six months ended June 29, 2003 would have increased $16.4 million, or approximately 31%, compared to sales for the six months ended June 30, 2002 and unit volume in Europe would have increased approximately 18% compared to the same period last year. Sales in South America for the six months ended June 29, 2003 decreased $4.5 million or 28.8% from the six months ended June 30, 2002, primarily due to exchange rate changes of approximately $3.4 million.

Gross Profit. Gross profit for the six months ended June 29, 2003 increased $6.3 million to $95.7 million from $89.4 million for the six months ended June 30, 2002. Gross profit for the six months ended June 29, 2003 decreased $1.1 million in North America, increased $8.1 million in Europe and decreased $0.7 million in South America, when compared to the six months ended June 30, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $3.9 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $4.0 million and exchange rate gains in Europe of approximately $1.6 million, offset by a decrease in gross profit related to ongoing business in North America of $3.4 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 29, 2003 increased $1.9 million to $30.8 million from $28.9 million for the six months ended June 30, 2002. The increase was primarily due to certain expenses in North America in part related to the expansion into Mexico and, in Europe, increases due to exchange rates offset by a reduction in expatriate-related costs. The non-recurring charges were $1.1 million for both the six months ended June 29, 2003 and June 30, 2002, comprised primarily in both periods of global reorganization costs. Selling, general and administrative expenses as a percent of sales remained at 6.2% of sales for each of the six months ended June 29, 2003 and the six months ended June 30, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales increased to 6.0% of sales for the six months ended June 29, 2003 from 5.9% of sales for the six months ended June 30, 2002.

Impairment Charges. Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the six months ended June 29, 2003. These assets were disposed of on March 31, 2003.

Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the six months ended June 29, 2003.

Interest Expense, Net. Interest expense, net increased $11.0 million to $52.7 million for the six months ended June 29, 2003 from $41.7 million for the six months ended June 30, 2002. The increase was primarily related to the refinancing of the Company's prior Senior Credit Agreement, which resulted in the write-off of debt issuance fees of $6.2 million, higher LIBOR margins under the Company's New Senior Credit Agreement and the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under the Company's prior Senior Credit Agreement of $4.8 million, partially offset by a change in fair value of existing interest rate swap agreements applicable to indebtedness under that credit agreement of $3.3 million and a decline in interest rates.

Other (income) expense, net. Other income was $0.8 million for the six months ended June 29, 2003 as compared to $0.0 million for the six months ended June 30, 2002. The higher income was primarily due to higher foreign exchange gains in the six months ended June 29, 2003 as compared to the six months ended June 30, 2002.

Minority Interest. Minority interest remained unchanged at $0.7 million for both the six months ended June 29, 2003 and June 30, 2002.

Income Tax Provision. Income tax provision increased $2.3 million to $3.2 million for the six months ended June 29, 2003 from $0.9 million for the six months ended June 30, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the six months ended June 29, 2003 as compared to the six months ended June 30, 2002.

Net Income. Primarily as a result of factors discussed above, net income was $8.5 million for the six months ended June 29, 2003 compared to net income of $17.2 million for the six months ended June 30, 2002.

Covenant Compliance EBITDA. Primarily as a result of factors discussed above, Covenant Compliance EBITDA (as hereinafter defined) increased $3.2 million or 3.1% to $105.6 million for the six months ended June 29, 2003 from $102.4 million for the six months ended June 30, 2002. A reconciliation from Net Income to Covenant Compliance EBITDA is provided within "--Liquidity and Capital Resources."

Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $12.1 million and $9.5 million for the three months ended June 29, 2003 and June 30, 2002, respectively, and increased comprehensive income by $14.6 million and $9.3 million for the six months ended June 29, 2003 and June 30, 2002, respectively.

Derivatives

         On February 14, 2003 the Company entered into three new interest rate swap agreements beginning March 24, 2003, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.54%, on $300.0 million of term loans through March 24, 2006. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $5.9 million for the six months ended June 29, 2003. Approximately one third of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of the cumulative $5.9 million unrealized loss recorded in OCI as of June 29, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on existing interest rate swap agreements applicable to indebtedness under its prior senior credit agreement. These interest rate swap agreements expire at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $3.3 million for the six months ended June 29, 2003.

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.

Liquidity and Capital Resources

         In the six months ended June 29, 2003, the Company funded, through its various borrowing arrangements and operating activities, $43.3 million of investing activities, consisting of $43.4 million of capital expenditures, offset by $0.1 million of proceeds from the sale of the German operations.

         The Company's Senior Credit Agreement currently consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at June 29, 2003 was $122.2 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $2.0 million in 2003, $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010.
The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facility expires on the earlier of February 14, 2008 and the Term Loan maturity date.

         The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         On May 28, 2003 the Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, the $100.0 million aggregate principal amount of the Tranche II term loan then outstanding under the Company's Senior Credit Agreement.

         The Company's other indebtedness included the issuance of $325.0 million of senior subordinated notes due 2008 (including the $100.0 million add-on issued May 28, 2003) and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At June 29, 2003, the aggregate accreted value of the Senior Discount Notes was $169.0 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%. At June 29, 2003, the Company's total indebtedness was $1,112.0 million.

         The term loan and revolving loan facility will become due on July 15, 2007 if the $325.0 million of Senior Subordinated Notes due 2008 have not been refinanced by January 15, 2007. The term loan will become due on July 15, 2008 if the Senior Discount Notes have not been refinanced by January 15, 2008.

         As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Bank Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

         Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Senior Credit Agreement and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain other charges to net income. Covenant compliance EBITDA is included because covenants in the Company's debt agreements are tied to ratios based on that measure. For example, the Senior Credit Agreement requires that the Operating Company maintain a ratio of covenant compliance EBITDA to interest starting at a minimum of 2.25x and a ratio of net debt to covenant compliance EBITDA starting at a maximum of 5.50x, in each case for the most recent four quarter period. The ability of the Operating Company to incur additional debt and make certain restricted payments under the Indentures is tied to a ratio of covenant compliance EBITDA to interest expense of 1.75 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the Senior Credit Agreement and investments equal to 10% of the Operating Company's total assets. While covenant compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Covenant compliance EBITDA is calculated as follows:

                                                                       Three Months Ended             Six Months Ended
                                                                       ------------------             ----------------
                                                                     June 29,      June 30,        June 29,      June 30,
                                                                       2003          2002            2003          2002
                                                                       ----          ----            ----          ----
                                                                                        (In millions)
  Net income......................................................     $13.0         $14.0           $ 8.5         $17.2
  Interest expense, net...........................................      21.7          19.7            52.7          41.7
  Income tax expense..............................................       1.5           0.7             3.2           0.9
  Depreciation and amortization...................................      17.2          17.5            34.8          35.0
  Impairment charges..............................................        --            --             0.6            --
  Fees paid pursuant to the Blackstone monitoring agreement.......       0.2           0.2             0.5           0.5
  Minority interest...............................................       0.4           0.4             0.7           0.7
  Certain other charges (1)(2)....................................       2.6           3.1             4.6           6.4
                                                                       -----         -----          ------        ------
  Covenant compliance EBITDA......................................     $56.6         $55.6          $105.6        $102.4
                                                                       =====         =====          ======        ======


(1) The three and six months ended June 29, 2003 include global reorganization costs ($2.3 million and $4.4 million, respectively) and other costs ($0.3 million and $0.2 million, respectively). The three and six months ended June 30, 2002 include global reorganization costs ($3.1 million and $6.3 million, respectively) and other costs ($0.0 million and $0.1 million, respectively).

(2) Does not include project startup costs, which are included in the calculation of covenant compliance EBITDA under the Senior Credit Agreement and Indentures. These startup costs were $0.7 million and $0.9 million for the three months ended June 29, 2003 and June 30, 2002, respectively, and $1.2 million and $2.0 million for the six months ended June 29, 2003 and June 30, 2002, respectively.

         Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's facilities are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the six months ended June 29, 2003 were $43.4 million. For the fiscal year 2003, the Company expects to incur approximately $120.0 million of capital investments. However, total capital investments for 2003 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

         On July 9, 2002, the Company and Graham Engineering amended the equipment sales, service and licensing agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2003.

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


Subsequent Event

     On August 11, 2003 the Company implemented a significant organizational restructuring, primarily focused on North American Food and Beverage and administrative support, that is expected to enhance market effectiveness and improve the ongoing cost base. The Company estimates the effect of these actions will reduce 2003 operating income by a net of approximately $2.6 million, including one-time reorganization expenses of approximately $3.3 million offset by cost savings of approximately $0.7 million. For 2004, the Company estimates a net increase in operating income of approximately $2.5 million as a result of this reorganization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of June 29, 2003 for financial instruments that have experienced material changes in fair value since December 31, 2002.

                                                                                                           Fair Value
                            Expected Maturity Date of Interest Rate Swap Agreements at June 29, 2003        June 29,
                            ------------------------------------------------------------------------
                            2003       2004       2005        2006        2007     Thereafter   Total         2003
                            ----       ----       ----        ----        ----     ----------   -----         ----

                                                              (Dollars in thousands)
Derivatives matched
against liabilities:
  Pay fixed swaps         $ 200,000      --         --      $ 300,000      --         --      $ 500,000     $ (7,450)
  Pay rate                    4.99%      --         --          2.54%      --         --           3.52%
  Receive rate                1.13%      --         --          1.79%      --         --           1.53%

Item 4.  Controls and Procedures

         (a)  Evaluation of Disclosure Controls and Procedures

              The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to Holdings would be made known to them by others within the company.

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

                            PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31.1 Certification required by Rule 15d-14(a).
          Exhibit 31.2 Certification required by Rule 15d-14(a).

     (b)  Reports on Form 8-K

          During the quarter ended June 29, 2003 the Company filed a Report on Form 8-K dated March 31, 2003 to report the disposition of the assets of its German subsidiary, Graham Packaging Deutschland GmbH.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003


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

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Philip R. Yates, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Graham Packaging Holdings Company;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                   By:      /s/ Philip R. Yates
                                            ---------------------------------
                                            Philip R. Yates
                                            Chief Executive Officer

                                                                   Exhibit 31.2

                                  CERTIFICATION

I, John E. Hamilton, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Graham Packaging Holdings Company;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                   By:      /s/ John E. Hamilton
                                            ---------------------------------
                                            John E. Hamilton
                                            Chief Financial Officer