Form 10-Q
period 2003-09-28
GRAHAM PACKAGING HOLDINGS CO
filed 2003-11-12
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 28, 2003
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________
Commission file number: 333-53603-03


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

                        GRAHAM PACKAGING HOLDINGS COMPANY
                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                     Page Number
Item 1: Condensed Consolidated Financial Statements:

        CONDENSED CONSOLIDATED BALANCE SHEETS - At September 28, 2003 and
        December 31, 2002..................................................   3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the  Three and
        Nine Months ended September 28, 2003 and September 29, 2002........   4

        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) -
        For the Year Ended December 31, 2002 and Nine Months ended
        September 28, 2003................................................    5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  - For the Nine Months
        ended September 28, 2003 and September 29, 2002....................   6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............   7


Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  24


Item 3: Quantitative and Qualitative Disclosures About Market Risk.........  33


Item 4: Controls and Procedures............................................  34


PART II.     OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K...................................  35


Signature: ................................................................. 36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              September 28,          December 31,
                                                                   2003                  2002
                                                                   ----                  ----
                                                                        (In thousands)

ASSETS
Current assets:
   Cash and cash equivalents..............................     $    7,316            $    7,299
   Accounts receivable, net...............................        113,018                97,933
   Inventories............................................         65,563                62,660
   Prepaid expenses and other current assets..............         19,665                18,289
                                                               ----------            ----------
Total current assets......................................        205,562               186,181
Property, plant and equipment, net........................        610,364               577,962
Goodwill..................................................          5,577                 5,566
Other non-current assets..................................         46,491                28,602
                                                               ----------            ----------
Total assets..............................................     $  867,994            $  798,311
                                                               ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses..................     $  151,866            $  169,232
   Current portion of long-term debt......................          8,951                 7,992
                                                               ----------            ----------
Total current liabilities.................................        160,817               177,224

Long-term debt............................................      1,118,463             1,062,635
Other non-current liabilities.............................         19,520                14,655
Minority interest.........................................          5,157                 4,104
Commitments and contingent liabilities (see Note 8).......             --                    --
Partners' capital (deficit)...............................       (435,963)             (460,307)
                                                               ----------            ----------
Total liabilities and partners' capital (deficit).........     $  867,994            $  798,311
                                                               ==========            ==========





     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended                     Nine Months Ended
                                                             ------------------                     -----------------
                                                      September 28,      September 29,       September 28,     September 29,
                                                           2003              2002                 2003              2002
                                                           ----              ----                 ----              ----
                                                                                  (In thousands)

Net sales..........................................      $ 243,866          $ 227,123           $ 737,669         $ 695,031
Cost of goods sold.................................        201,078            184,852             599,219           563,391
                                                         ---------          ---------           ---------         ---------
Gross profit.......................................         42,788             42,271             138,450           131,640
Selling, general, and administrative expenses......         17,431             16,839              48,271            45,787
Impairment charges.................................             --              4,266                 609             4,266
                                                         ---------          ---------           ---------         ---------
Operating income...................................         25,357             21,166              89,570            81,587
Interest expense, net..............................         21,739             20,253              74,403            61,931
Other expense (income), net........................            245                221                (571)              176
Minority interest..................................            338                392               1,053             1,047
                                                         ---------          ---------           ---------         ---------
Income before income taxes.........................          3,035                300              14,685            18,433
Income tax provision...............................          1,792              1,378               4,958             2,292
                                                         ---------          ---------           ---------         ---------
Net income (loss)..................................      $   1,243          $  (1,078)          $   9,727         $  16,141
                                                         =========          =========           =========         =========

Net income (loss) allocated to General Partners......    $      62         $      (54)          $     486         $     807
Net income (loss) allocated to Limited Partners......    $   1,181         $   (1,024)          $   9,241         $  15,334




















     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                      Notes and
                                                                                       Interest        Accumulated
                                                                                    Receivable for        Other
                                                          General      Limited        Ownership       Comprehensive
                                                          Partners     Partners       Interests       Income (Loss)       Total
                                                          --------     --------       ---------       -------------       -----
                                                                                         (In thousands)
Consolidated balance at January 1, 2002...............  $ (21,147)    $(406,764)      $ (2,443)         $ (54,700)      $(485,054)

  Net income for the year.............................        378         7,184             --                 --           7,562
  Changes in fair value of derivatives................         --            --             --              6,909           6,909
  Additional minimum pension liability................         --            --             --             (2,051)         (2,051)
  Cumulative translation adjustment...................         --            --             --             12,477          12,477
                                                                                                                        ---------
  Comprehensive income................................                                                                     24,897

  Interest on notes receivable for ownership interests         --            --           (150)                --            (150)
                                                        ---------     ---------       --------          ---------       ---------
Consolidated balance at December 31, 2002.............    (20,769)     (399,580)        (2,593)           (37,365)       (460,307)

  Net income for the period...........................        486         9,241             --                 --           9,727
  Changes in fair value of derivatives................         --            --             --             (3,850)         (3,850)
  Elimination of cash flow hedge accounting for certain
    instruments.......................................         --            --             --              4,783           4,783
  Additional minimum pension liability................         --            --             --                237             237
  Cumulative translation adjustment...................         --            --             --             13,563          13,563
                                                                                                                        ---------
  Comprehensive income................................                                                                     24,460

  Interest on notes receivable for ownership interests         --            --           (116)                --            (116)
                                                        ---------     ---------       --------          ---------       ---------
Consolidated balance at September 28, 2003............  $ (20,283)    $(390,339)      $ (2,709)         $ (22,632)      $(435,963)
                                                        =========     =========       ========          =========       =========











     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                     September 28,   September 29,
                                                                                         2003            2002
                                                                                         ----            ----
Operating activities:                                                                       (In thousands)
   Net income.....................................................................    $    9,727      $   16,141
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................        52,555          56,576
   Amortization of debt issuance fees.............................................         9,951           3,429
   Impairment charges.............................................................           609           4,266
   Accretion of Senior Discount Notes.............................................           623          12,429
   Elimination of cash flow hedge accounting for certain instruments..............         4,783              --
   Minority interest..............................................................         1,053           1,047
   Foreign currency transaction gain..............................................        (1,020)            (13)
   Interest receivable for ownership interests....................................          (116)           (113)
   Changes in operating assets and liabilities, net of sales of businesses:
     Accounts receivable..........................................................       (10,481)        (15,765)
     Inventories..................................................................        (2,314)           (544)
     Prepaid expenses and other current assets....................................          (874)         (1,195)
     Other non-current assets and liabilities.....................................        (9,656)           (812)
     Accounts payable and accrued expenses........................................       (21,482)         (9,211)
                                                                                      ----------      ----------
Net cash provided by operating activities.........................................        33,358          66,235
Investing activities:
     Net purchases of property, plant and equipment...............................       (70,137)        (70,259)
     Net proceeds from (expenditures for) sales of businesses.....................           133          (4,167)
                                                                                      ----------      ----------

Net cash used in investing activities.............................................       (70,004)        (74,426)
Financing activities:

   Proceeds from issuance of long-term debt.......................................     1,032,570         391,742
   Payment of long-term debt......................................................      (976,486)       (384,055)
   Debt issuance fees.............................................................       (20,250)             --
                                                                                      ----------      ----------
Net cash provided by financing activities.........................................        35,834           7,687
Effect of exchange rate changes...................................................           829             790
                                                                                      ----------      ----------
Increase in cash and cash equivalents.............................................            17             286
Cash and cash equivalents at beginning of period..................................         7,299           9,032
                                                                                      ----------      ----------
Cash and cash equivalents at end of period........................................    $    7,316      $    9,318
                                                                                      ===========     ===========








     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002. The results of operations for the nine months ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

         All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

         During 2003 the Company entered into four new interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (hereinafter defined) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $5.3 million for the nine months ended September 28, 2003. Approximately 39% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.3 million unrealized loss recorded in OCI as of September 28, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the nine months ended September 28, 2003.

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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

Comprehensive Income

         Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Condensed Consolidated Statements of Partners' Capital (Deficit). Cumulative foreign currency translation loss adjustments totaled $13.6 million and $27.2 million as of September 28, 2003 and December 31, 2002, respectively. Cumulative losses on derivatives designated and accounted for as cash flow hedges totaled $5.3 million and $6.2 million as of September 28, 2003 and December 31, 2002, respectively. Minimum pension liability loss adjustments totaled $3.7 million and $4.0 million as of September 28, 2003 and December 31, 2002, respectively.

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

         The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income for the three and nine months ended September 28, 2003 and September 29, 2002 would have been reflected as follows:

                                                           Three Months Ended                     Nine Months Ended
                                                           ------------------                     -----------------
                                                    September,28,     September 29,       September 28,      September 29,
                                                        2003              2002                2003               2002
                                                        ----              ----                ----               ----
                                                                                (In thousands)
Net income (loss), as reported                       $  1,243          $ (1,078)           $  9,727           $ 16,141
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                   (61)             (126)               (166)              (379)
                                                     --------          --------            --------           --------
Pro forma net income (loss)                          $  1,182          $ (1,204)           $  9,561           $ 15,762
                                                     ========          ========            ========           ========

         On March 31, 2003 the Option Plan was amended to provide for an additional 100.0 options that may be granted, resulting in an aggregate number of 631.0 options that may be granted under the Option Plan. On March 31, 2003 an additional 90.8 options were granted. On August 11, 2003 3.6 options were forfeited and on August 15, 2003 3.6 options were granted, resulting in an aggregate number of 621.8 options outstanding.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

Variable Interest Entities

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Company adopted FIN 46 on June 30, 2003 and the adoption of FIN 46 did not have a significant impact on its results of operations or financial position.

Financial Instruments

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. The FASB is addressing certain implementation issues associated with SFAS 150. On October 29, 2003, the FASB decided to defer the recognition and measurement provisions of SFAS 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS 150 did not have a material impact on the Company's consolidated financial position and results of operations.

Leases

         In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. Arrangements initiated after June 29, 2003 will be accounted for in accordance with EITF 01-8.

Reclassifications

         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.


2. Debt Arrangements

   Long-term debt consisted of the following:
                                                   September 28,   December 31,
                                                       2003            2002
                                                       ----            ----
                                                          (In thousands)
   Term loans.....................................  $  570,000     $  502,000
   Revolving Credit Facility......................      43,000        155,500
   Foreign and other revolving credit facilities..       1,733          3,483
   Senior Subordinated Notes......................     325,000        225,000
   Senior Discount Notes..........................     169,000        168,377
   Capital leases.................................      13,143         14,400
   Other..........................................       5,538          1,867
                                                    ----------     ----------
                                                     1,127,414      1,070,627
   Less amounts classified as current.............       8,951          7,992
                                                    ----------     ----------
                                                    $1,118,463     $1,062,635
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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.75% to 3.25%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.75% to 4.25%. The unused availability of the Revolving Credit Facility under the Senior Credit Agreement at September 28, 2003 was $105.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On September 28, 2003 the Company was in compliance with all covenants.

         On May 28, 2003 the Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, $100.0 million aggregate principal amount of Tranche II term loans then outstanding under the Company's Senior Credit Agreement.

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

         Interest paid during the nine months ended September 28, 2003 and September 29, 2002, net of amounts capitalized, totaled $64.8 million and $52.1 million, respectively.


3. Inventories

   Inventories consisted of the following:
                                          September 28,        December 31,
                                               2003                2002
                                               ----                ----
                                                    (In thousands)
   Finished goods......................      $41,508             $43,786
   Raw materials and parts.............       24,055              18,874
                                             -------             -------
                                             $65,563             $62,660
                                             =======             =======

4.       Impairment Charges

         Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million and $4.3 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. These assets were disposed of on March 31, 2003.

         Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the nine months ended September 28, 2003.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consisted of the following:

                                             September 28,     December 31,
                                                  2003             2002
                                                  ----             ----
                                                      (In thousands)
Accounts payable............................    $ 82,828         $ 77,022
Accrued employee compensation and benefits..      23,675           36,062
Accrued interest............................      10,379           11,120
Accrued sales allowance.....................       6,783            9,919
Other.......................................      28,201           35,109
                                                --------         --------
                                                $151,866         $169,232
                                                ========         ========

         For the year ended December 31, 2002, the Company incurred costs of employee termination benefits in France of $9.0 million, which included the legal liability of severing 149 employees. For the nine months ended September 28, 2003, the Company incurred additional costs of employee termination benefits in France of $5.2 million. The Company terminated 147 of these employees as of September 28, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. In addition, for the nine months ended September 28, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees. The Company terminated 38 of these employees as of September 28, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 were accounted for in accordance with SFAS 146. The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                      North
                                        France       America
                                      Reduction     Reduction
                                       in Force     in Force        Total
                                       --------     --------        -----
Reserves at December 31, 2002.......   $  9,015     $     --      $   9,015
Increase in reserves................      5,177        2,068          7,245
Cash payments.......................    (11,590)        (279)       (11,869)
                                       --------     --------      ---------
Reserves at September 28, 2003......   $  2,602     $  1,789      $   4,391
                                       ========     ========      =========


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


7. Rent Expense

         The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $5.5 million and $17.5 million for the three and nine months ended September 28, 2003, respectively, and $5.6 million and $16.9 million for the three and nine months ended September 29, 2002, respectively.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

8. Contingencies

         The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company's various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

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


9. Condensed Guarantor Data

         As of September 28, 2003 the Company's indebtedness included $325.0 million of Senior Subordinated Notes Due 2008, which were co-issued by Graham Packaging Company, L.P. and GPC Capital Corp. I and unconditionally guaranteed on a senior subordinated basis by Graham Packaging Holdings Company. The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Graham Packaging Holdings Company, Graham Packaging Company, L.P., non-guarantor subsidiaries and GPC Capital Corp. I.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 28, 2003
                                 (In thousands)


                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents......................... $      --     $     524    $   6,792    $    --    $      --    $    7,316
   Accounts receivable, net..........................        --        66,769       46,249         --           --       113,018
   Inventories.......................................        --        52,804       12,759         --           --        65,563
   Prepaid expenses and other current assets.........        --         6,263       13,402         --           --        19,665
                                                       --------     ---------    ---------    -------    ---------    ----------
Total current assets.................................        --       126,360       79,202         --           --       205,562
Property, plant and equipment, net...................        --       451,234      159,130         --           --       610,364
Goodwill.............................................        --         3,939        1,638         --           --         5,577
Net intercompany.....................................        --        89,120           --         --      (89,120)           --
Investment in subsidiaries...........................        --        76,585           --         --      (76,585)           --
Other non-current assets.............................     3,211        42,905          375         --           --        46,491
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total assets......................................... $   3,211     $ 790,143    $ 240,345    $    --    $(165,705)   $  867,994
                                                      =========     =========    =========    =======    =========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses............. $   3,886     $  84,747    $  63,233    $    --    $      --    $  151,866
   Current portion of long-term debt.................        --         7,394        1,557         --           --         8,951
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total current liabilities............................     3,886        92,141       64,790         --           --       160,817
Long-term debt.......................................   169,000       945,972        3,491         --           --     1,118,463
Other non-current liabilities........................        --        11,324        8,196         --           --        19,520
Investment in subsidiaries...........................   259,294            --           --         --     (259,294)           --
Net intercompany.....................................     6,994            --       82,126         --      (89,120)           --
Minority interest....................................        --            --        5,157         --           --         5,157
Commitments and contingent liabilities (see Note 8)..        --            --           --         --           --            --
Partners' capital (deficit)..........................  (435,963)     (259,294)      76,585         --      182,709      (435,963)
                                                      ---------     ---------    ---------    -------    ---------    ----------

Total liabilities and partners' capital (deficit).... $   3,211     $ 790,143    $ 240,345    $    --    $(165,705)   $  867,994
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (In thousands)


                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents......................... $      --     $   1,781    $   5,518    $    --    $      --    $    7,299
   Accounts receivable, net..........................        --        58,704       39,229         --           --        97,933
   Inventories.......................................        --        51,114       11,546         --           --        62,660
   Prepaid expenses and other current assets.........                   8,720        9,569                                18,289
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total current assets.................................        --       120,319       65,862         --           --       186,181
Property, plant and equipment, net...................        --       439,354      138,608         --           --       577,962
Goodwill.............................................        --         3,939        1,627         --           --         5,566
Net intercompany.....................................        --        76,373           --         --      (76,373)           --
Investment in subsidiaries...........................        --        58,959           --         --      (58,959)           --
Other non-current assets.............................     3,595        23,169        1,838         --           --        28,602
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total assets......................................... $   3,595     $ 722,113    $ 207,935    $    --    $(135,332)   $  798,311
                                                      =========     =========    =========    =======    ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses............. $      --     $ 103,685    $  65,547    $    --    $      --    $  169,232
   Current portion of long-term debt.................        --         6,085        1,907         --           --         7,992
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total current liabilities............................        --       109,770       67,454         --           --       177,224
Long-term debt.......................................   168,378       893,019        1,238         --           --     1,062,635
Other non-current liabilities........................        --         7,855        6,800         --           --        14,655
Investment in subsidiaries...........................   288,531            --           --         --     (288,531)           --
Net intercompany.....................................     6,993            --       69,380         --      (76,373)           --
Minority interest....................................        --            --        4,104         --           --         4,104
Commitments and contingent liabilities (see Note 8)..        --            --           --         --           --            --
Partners' capital (deficit)..........................  (460,307)     (288,531)      58,959         --      229,572      (460,307)
                                                      ---------     ---------    ---------    -------    ---------    ----------
Total liabilities and partners' capital (deficit).... $   3,595     $ 722,113    $ 207,935    $    --    $(135,332)   $  798,311
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)


                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Net sales..........................................   $      --     $ 189,171    $  54,695    $    --    $      --    $  243,866
Cost of goods sold.................................          --       155,426       45,652         --           --       201,078
                                                      ---------     ---------    ---------    -------    ---------    ----------
Gross profit.......................................          --        33,745        9,043         --           --        42,788
Selling, general, and administrative expenses......          --        13,883        3,548         --           --        17,431
                                                      ---------     ---------    ---------    -------    ---------    ----------
Operating income...................................          --        19,862        5,495         --           --        25,357
Interest expense, net..............................       4,720        16,526          493         --           --        21,739
Other (income) expense, net........................          --           (85)         330         --           --           245
Equity in earnings of subsidiaries.................      (5,963)       (2,542)          --         --        8,505            --
Minority interest..................................          --            --          338         --           --           338
                                                      ---------     ---------    ---------    -------    ---------    ----------
Income (loss) before income taxes..................       1,243         5,963        4,334         --       (8,505)        3,035
Income tax provision...............................          --            --        1,792         --           --         1,792
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net income (loss).................................    $   1,243     $   5,963    $   2,542    $    --    $  (8,505)   $    1,243
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)

                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Net sales..........................................   $      --     $ 581,774    $ 155,895    $    --    $      --    $  737,669
Cost of goods sold.................................          --       467,527      131,692         --           --       599,219
                                                      ---------     ---------    ---------    -------    ---------    ----------
Gross profit.......................................          --       114,247       24,203         --           --       138,450
Selling, general, and administrative expenses......          --        36,297       11,974         --           --        48,271
Impairment charges.................................          --           245          364         --           --           609
                                                      ---------     ---------    ---------    -------    ---------    ----------
Operating income...................................          --        77,705       11,865         --           --        89,570
Interest expense, net..............................      13,977        59,397        1,029         --           --        74,403
Other (income) expense, net........................          --        (2,563)       1,992         --           --          (571)
Equity in earnings of subsidiaries.................     (23,704)       (2,833)          --         --       26,537            --
Minority interest..................................          --            --        1,053         --           --         1,053
                                                      ---------     ---------    ---------    -------    ---------    ----------
Income (loss) before income taxes..................       9,727        23,704        7,791         --      (26,537)       14,685
Income tax provision...............................          --            --        4,958         --           --         4,958
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net income (loss)..................................   $   9,727     $  23,704    $   2,833    $    --    $ (26,537)   $    9,727
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002
                                 (In thousands)

                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Net sales..........................................   $      --     $ 178,951    $  48,172    $    --    $      --    $  227,123
Cost of goods sold.................................          --       138,480       46,372         --           --       184,852
                                                      ---------     ---------    ---------    -------    ---------    ----------
Gross profit.......................................          --        40,471        1,800         --           --        42,271
Selling, general, and administrative expenses......          --        13,311        3,528         --           --        16,839
Impairment charges.................................          --            --        4,266         --           --         4,266
                                                      ---------     ---------    ---------    -------    ---------    ----------
Operating income (loss)............................          --        27,160       (5,994)        --           --        21,166
Interest expense, net..............................       4,397        15,603          253         --           --        20,253
Other (income) expense, net........................          --           (33)         254         --           --           221
Equity in (earnings) loss of subsidiaries..........      (3,319)        8,271           --         --       (4,952)           --
Minority interest..................................          --            --          392         --           --           392
                                                      ---------     ---------    ---------    -------    ---------    ----------
(Loss) income before income taxes..................      (1,078)        3,319       (6,893)        --        4,952           300
Income tax provision...............................          --            --        1,378         --           --         1,378
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net (loss) income..................................   $  (1,078)    $   3,319    $  (8,271)   $    --    $   4,952    $   (1,078)
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002
                                 (In thousands)


                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Net sales..........................................   $      --     $ 544,563    $ 150,468    $    --    $      --    $  695,031
Cost of goods sold.................................          --       421,786      141,605         --           --       563,391
                                                      ---------     ---------    ---------    -------    ---------    ----------
Gross profit.......................................          --       122,777        8,863         --           --       131,640
Selling, general, and administrative expenses......          --        34,393       11,394         --           --        45,787
Impairment charges.................................          --            --        4,266         --           --         4,266
                                                      ---------     ---------    ---------    -------    ---------    ----------
Operating income (loss)............................          --        88,384       (6,797)        --           --        81,587
Interest expense, net..............................      12,784        47,676        1,471         --           --        61,931
Other (income) expense, net........................          --          (193)         369         --           --           176
Equity in (earnings) loss of subsidiaries..........     (28,925)       11,976           --         --       16,949            --
Minority interest..................................          --            --        1,047         --           --         1,047
                                                      ---------     ---------    ---------    -------    ---------    ----------
Income (loss) before income taxes..................      16,141        28,925       (9,684)        --      (16,949)       18,433
Income tax provision...............................          --            --        2,292         --           --         2,292
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net income (loss).................................    $  16,141     $  28,925    $ (11,976)   $    --    $ (16,949)   $   16,141
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)

                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Operating activities:
Net cash (used in) provided by operating activities...$  (9,084)    $   33,754   $   8,688    $    --    $      --    $   33,358
Investing activities:
   Net purchases of property, plant and equipment.....       --        (55,146)    (14,991)        --           --       (70,137)
   Acquisition of/investment in a business............    9,084        (13,801)      4,717         --           --            --
   Net (expenditures for) proceeds from sale of
   business...........................................       --            (76)        209         --           --           133
                                                      ---------     ----------   ---------    -------    ---------    ----------

Net cash provided by (used in) investing activities...    9,084        (69,023)    (10,065)        --           --       (70,004)
Financing activities:
   Proceeds from issuance of long-term debt...........       --      1,026,941       5,629         --           --      1,032,570
   Payment of long-term debt..........................       --       (972,679)     (3,807)        --           --      (976,486)
   Debt issuance fees.................................       --        (20,250)         --         --           --       (20,250)
                                                      ---------     ----------   ---------    -------    ---------    ----------
Net cash provided by financing activities.............       --         34,012       1,822         --           --        35,834
Effect of exchange rate changes.......................       --             --         829         --           --           829
                                                      ---------     ----------   ---------    -------    ---------    ----------
(Decrease) increase in cash and cash equivalents......       --         (1,257)      1,274         --           --            17
Cash and cash equivalents at beginning of period......       --          1,781       5,518         --           --         7,299
                                                      ---------     ----------   ---------    -------    ---------    ----------
Cash and cash equivalents at end of period............$      --     $      524   $   6,792    $    --    $      --    $    7,316
                                                      =========     ==========   =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002
                                 (In thousands)

                                                        Graham       Graham
                                                      Packaging     Packaging                   GPC
                                                       Holdings      Company,       Non-      Capital
                                                       Company         L.P.      Guarantors   Corp. I   Eliminations Consolidated
                                                       -------         ----      ----------   -------   ------------ ------------
Operating activities:
Net cash provided by operating activities.............$      --     $  43,432    $  22,803    $    --    $      --    $   66,235
Investing activities:
   Net purchases of property, plant and equipment.....       --       (50,697)     (19,562)        --           --       (70,259)
   Acquisition of/investment in a business............       --        (5,072)       5,072         --           --            --
   Net expenditures for sales of businesses...........       --            --       (4,167)        --           --        (4,167)
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net cash used in investing activities.................       --       (55,769)     (18,657)        --           --       (74,426)
Financing activities:
   Proceeds from issuance of long-term debt...........       --       223,789      167,953         --           --       391,742
   Payment of long-term debt..........................       --      (212,757)    (171,298)        --           --      (384,055)
                                                      ---------     ---------    ---------    -------    ---------    ----------
Net cash provided by (used in) financing activities...       --        11,032       (3,345)        --           --         7,687
Effect of exchange rate changes.......................       --            --          790         --           --           790
                                                      ---------     ---------    ---------    -------    ---------    ----------
(Decrease) increase in cash and cash equivalents......       --        (1,305)       1,591         --           --           286
Cash and cash equivalents at beginning of period......       --         3,732        5,300         --           --         9,032
                                                      ---------     ---------    ---------    -------    ---------    ----------
Cash and cash equivalents at end of period............$      --     $   2,427    $   6,891    $    --    $      --    $    9,318
                                                      =========     =========    =========    =======    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

10. Comprehensive Income (Loss)

         Comprehensive income (loss) for the three and nine months ended September 28, 2003 and September 29, 2002 was as follows:


                                                              Three Months Ended                     Nine months Ended
                                                              ------------------                     -----------------
                                                       September 28,      September 29,       September 28,      September 29,
                                                            2003              2002                2003               2002
                                                            ----              ----                ----               ----
                                                                                    (In thousands)

Net income (loss)....................................    $  1,243           $ (1,078)           $  9,727           $ 16,141
Changes in fair value of derivatives.................         637                325              (3,850)             4,520
Elimination of cash flow hedge accounting for certain
 instruments..........................................         --                 --               4,783                 --
Additional minimum pension liability.................           3                 29                 237                 (6)
Cumulative translation adjustment....................      (1,002)            (4,616)             13,563              4,666
                                                         --------           --------            --------           --------
Comprehensive income (loss)..........................    $    881           $ (5,340)           $ 24,460           $ 25,321
                                                         ========           ========            ========           ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

11.  Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America (which includes the United States, Canada and Mexico), Europe and South America. Segment information for the three and nine months ended September 28, 2003 and September 29, 2002, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:


                                                                         North                   South
                                                                        America     Europe      America   Eliminations     Total
                                                                        -------     ------      -------   ------------     -----
                                                                                     (a)                      (b)
                                                                                             (In thousands)
Net sales (c)              Three months ended September 28, 2003        $200,372    $ 36,349    $ 7,145                   $243,866
                           Three months ended September 29, 2002         187,746      33,754      5,623                    227,123

                           Nine months ended September 28, 2003          611,103     108,369     18,197                    737,669
                           Nine months ended September 29, 2002          570,661     106,787     17,583                    695,031

Operating income           Three months ended September 28, 2003          21,548       3,064        745                     25,357
   (loss) (d)              Three months ended September 29, 2002          26,981     (6,452)        637                     21,166

                           Nine months ended September 28, 2003           79,837       8,201      1,532                     89,570
                           Nine months ended September 29, 2002           87,578     (7,885)      1,894                     81,587

Depreciation and           Three months ended September 28, 2003          18,399         287        401                     19,087
   amortization (e)        Three months ended September 29, 2002          16,771       5,611        366                     22,748

                           Nine months ended September 28, 2003           58,090       3,264      1,152                     62,506
                           Nine months ended September 29, 2002           49,779       8,871      1,355                     60,005

Impairment charges         Three months ended September 28, 2003              --          --         --                         --
                           Three months ended September 29, 2002              --       4,266         --                      4,266

                           Nine months ended September 28, 2003              245         364         --                        609
                           Nine months ended September 29, 2002               --       4,266         --                      4,266

Interest expense, net (e)  Three months ended September 28, 2003          21,499         170         70                     21,739
                           Three months ended September 29, 2002          20,031         108        114                     20,253

                           Nine months ended September 28, 2003           73,633         519        251                     74,403
                           Nine months ended September 29, 2002           60,576       1,092        263                     61,931

Income tax provision       Three months ended September 28, 2003               2       1,556        234                      1,792
   (benefit)               Three months ended September 29, 2002              11       1,140        227                      1,378

                           Nine months ended September 28, 2003              153       4,262        543                      4,958
                           Nine months ended September 29, 2002            (375)       2,044        623                      2,292

Identifiable assets (c)    As of September 28, 2003                      970,121     169,037     26,499      (297,663)     867,994
                           As of December 31, 2002                       910,731     153,834     18,463      (284,717)     798,311

Goodwill                   As of September 28, 2003                        3,515       1,298        764                      5,577
                           As of December 31, 2002                         3,515       1,333        718                      5,566

Capital expenditures,      Nine months ended September 28, 2003           60,413       4,481      5,265           (22)      70,137
   excluding acquisitions  Nine months ended September 29, 2002           63,616       5,366      1,304           (27)      70,259

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)--Continued

(a) On March 28, 2002, the Company completed the sale of certain assets and liabilities of its Italian operations. During the 2nd quarter of 2002, the Company closed its plant in the United Kingdom. On July 31, 2002, the Company disposed of its operation in Blyes, France. On March 31, 2003, the Company completed the sale of certain assets and liabilities of its German operations. During the 2nd quarter of 2003, the Company closed its plant in Noeux les Mines, France.

(b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

(c) The Company's net sales for Europe include sales in France which totaled approximately $18.7 million and $17.5 million for the three months ended September 28, 2003 and September 29, 2002, respectively, and $58.1 million and $57.0 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. Identifiable assets in France totaled approximately $96.1 million and $93.6 million as of September 28, 2003 and December 31, 2002, respectively.

(d) In the fourth quarter of 2002 the Company changed its measurement method used to determine reported segment profit or loss by allocating certain selling, general and administrative costs incurred in North America to Europe and South America. The effect in the three months ended September 28, 2003 was an increase in operating income for North America of $0.5 million and decreases of $0.4 million and $0.1 million for Europe and South America, respectively, and the effect in the nine months ended September 28, 2003 was an increase in operating income for North America of $1.5 million and decreases of $1.2 million and $0.3 million for Europe and South America, respectively.

(e)  Includes amortization of debt issuance fees.

Product Net Sales Information

         The following is supplemental information on net sales by product category:

                                           Three Months Ended                   Nine Months Ended
                                           ------------------                   -----------------
                                      September 28,    September 29,      September 28,    September 29,
                                          2003             2002               2003              2002
                                          ----             ----               ----              ----
                                                                (In thousands)
Food and Beverage.................      $142,421         $128,474           $432,447         $397,874
Household and Personal Care.........      47,034           47,319            142,487          143,094
Automotive Lubricants...............      54,411           51,330            162,735          154,063
                                        --------         --------           --------         --------
Total Net Sales.....................    $243,866         $227,123           $737,669         $695,031
                                        ========         ========           ========         ========

12.  Subsequent Event

     On September 29, 2003 the Company sold its vacant building located in Burlington, Ontario, Canada, and as a result expects to incur a gain on the sale of approximately $3.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the Company's future financial position, economic performance and results of operations, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

o the restrictive covenants contained in instruments governing indebtedness of the Company;
o the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings;
o the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
o   risks associated with the Company's international operations;
o the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
o   a decline in the domestic motor oil business;
o   risks associated with environmental regulation;
o   the  possibility  that  Blackstone's   interests  will  conflict  with  the
    Company's interests;
o the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
o   risks associated with possible future acquisitions; and
o   the Company's dependence on blow molding equipment providers.

See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care and automotive lubricants markets and currently operates 56 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. The Company has established itself as the market leader in the value-added segment for hot-fill PET containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. Since the beginning of 1999, the Company has invested over $165.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2002, the Company's sales of polyolefin containers grew to $171.8 million from $117.7 million in 1999.

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

         The Company's North American one quart motor oil container business is in a mature industry. The Company has been able to partially offset pricing pressures by renewing or extending contracts, improving manufacturing efficiencies, line speeds, labor efficiency and inventory management and reducing container weight and material spoilage. Unit volume in the one quart motor oil industry decreased approximately 1% in 2002 as compared to 2001; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 2% to 3% annually for the next several years but believes there are significant volume opportunities for automotive business in foreign countries, particularly in South America. In 2002, the Company was awarded 100% of the U.S. one-quart volume requirements for Shell Oil Company (Shell, Pennzoil and Quaker State branded motor oils). This award includes supplying from a facility on-site with Shell Oil Company in Newell, West Virginia. ExxonMobil also awarded the Company in 2002 100% of its one quart volume requirements for one of its U.S. filling plants, located in Port Allen, Louisiana. ExxonMobil was not a U.S. customer prior to this award.

         The Company currently operates 21 manufacturing facilities outside of the U.S., either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina.

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

         For the nine months ended September 28, 2003, approximately 85% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 12 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales for the nine months ended September 28, 2003 and September 29, 2002. The Company's sales to this customer were 14.9% and 17.5% of total sales for the nine months ended September 28, 2003 and September 29, 2002, respectively. The Company also had sales to two other customers which exceeded 10% of total sales for the nine months ended September 28, 2003. The Company's sales to these customers were 10.8% and 10.2% of total sales for the nine months ended September 28, 2003. For the nine months ended September 28, 2003, approximately 77% of the sales to these three customers were made in North America.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the U.S. during the three and nine months ended September 2003 and 2002:

                  Three Months Ended September     Nine Months Ended September
                  ----------------------------     ---------------------------
                     2003              2002           2003             2002
                     ----              ----           ----             ----
PET............     $0.62             $0.59          $0.65            $0.59
HDPE...........      0.49              0.44           0.49             0.40

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


Results of Operations

         The following tables set forth the major components of the Company's net sales (in millions) and such net sales expressed as a percentage of total net sales:

                                     Three Months Ended                     Nine Months Ended
                                     ------------------                     -----------------
                               September 28,      September 29,       September 28,     September 29,
                                   2003               2002                2003              2002
                                   ----               ----                ----              ----
North America..............    $200.4   82.2%    $187.7   82.6%       $611.1   82.8%    $570.6   82.1%
Europe.....................      36.4   14.9       33.8   14.9         108.4   14.7      106.8   15.4
South America..............       7.1    2.9        5.6    2.5          18.2    2.5       17.6    2.5
                               ------  -----     ------  -----        ------  -----     ------  -----
Total Net Sales............    $243.9  100.0%    $227.1  100.0%       $737.7  100.0%    $695.0  100.0%
                               ======  =====     ======  =====        ======  =====     ======  =====



                                     Three Months Ended                     Nine Months Ended
                                     ------------------                     -----------------
                               September 28,      September 29,       September 28,     September 29,
                                   2003               2002                2003              2002
                                   ----               ----                ----              ----
Food and Beverage...........   $142.4    58.4%   $128.5    56.6%      $432.5    58.6%   $397.9    57.2%
Household and Personal Care.     47.1    19.3      47.3    20.8        142.5    19.3     143.1    20.6
Automotive Lubricants.......     54.4    22.3      51.3    22.6        162.7    22.1     154.0    22.2
                               ------   -----    ------   -----       ------   -----    ------   -----
Total Net Sales.............   $243.9   100.0%   $227.1   100.0%      $737.7   100.0%   $695.0   100.0%
                               ======   =====    ======   =====       ======   =====    ======   =====



Three Months Ended September 28, 2003 Compared to Three Months Ended September 29, 2002

Net Sales. Net sales for the three months ended September 28, 2003 increased $16.8 million or 7.4% to $243.9 million from $227.1 million for the three months ended September 29, 2002. The increase in sales was primarily due to an increase in resin pricing combined with an 11.6% increase in units sold, principally due to additional food and beverage container business where units increased by 26.1%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, all of which were sold or closed as of September 28, 2003. Excluding business impacted by the European restructuring, sales for the three months ended September 28, 2003 would have increased approximately 9% compared to the sales for the three months ended September 29, 2002 and unit volume would have increased approximately 14%. On a geographic basis, sales for the three months ended September 28, 2003 in North America increased $12.7 million or 6.8% from the three months ended September 29, 2002 and included higher units sold of 5.8%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $9.8 million, $0.4 million and $2.5 million, respectively, to the increase. Units sold in North America increased by 21.8% in the food and beverage business, decreased by 29.4% in the household and personal care business and decreased by 2.5% in the automotive lubricants business. Sales for the three months ended September 28, 2003 in Europe increased $2.6 million or 7.7% from the three months ended September 29, 2002. The increase in sales was primarily due to exchange rate changes and higher unit volume, offset by the European restructuring. Overall, the European sales reflected a 21.9% increase in units sold. Exchange rate changes increased sales by approximately $4.2 million. Excluding business impacted by the European restructuring, sales in Europe for the three months ended September 28, 2003 would have increased $6.7 million, or approximately 23%, compared to sales for the three months ended September 29, 2002 and unit volume in Europe would have increased approximately 29% compared to the same period last year. Sales in South America for the three months ended September 28, 2003 increased $1.5 million or 26.8% from the three months ended September 29, 2002, primarily due to exchange rate changes of approximately $0.6 million and a 16.5% increase in unit volume.

Gross Profit. Gross profit for the three months ended September 28, 2003 increased $0.5 million to $42.8 million from $42.3 million for the three months ended September 29, 2002. Gross profit for the three months ended September 28, 2003 decreased $4.8 million in North America, increased $5.1 million in Europe and increased $0.2 million in South America, when compared to the three months ended September 29, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $2.4 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $1.3 million, a net reduction in project costs of $0.9 million and exchange rate gains in Europe of approximately $0.7 million, offset by a decrease in gross profit related to ongoing business in North America of $5.1 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 28, 2003 increased $0.6 million to $17.4 million from $16.8 million for the three months ended September 29, 2002. The increase was primarily due to an increase in North America, offset by a decrease in Europe. The increase in North America was primarily due to an increase in the allowance for doubtful accounts of $2.3 million related to potential losses for one of the Company's larger customers, Hi-Country, against which the Company has filed an involuntary Chapter 7 bankruptcy petition, and an increase in product development expenses, partially offset by a decrease in compensation-related expenses. The decrease in Europe was primarily due to a reduction of non-recurring costs. The non-recurring charges were $2.6 million and $3.4 million for the three months ended September 28, 2003 and September 29, 2002, respectively, comprised of global reorganization costs ($2.2 million) and other costs ($0.4 million) for the three months ended September 28, 2003 and costs related to the postponed equity offering and concurrent transactions ($2.6 million) and global reorganization costs ($0.8 million) for the three months ended September 29, 2002. Selling, general and administrative expenses as a percent of sales decreased to 7.1% of sales for the three months ended September 28, 2003 from 7.4% of sales for the three months ended September 29, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales increased to 6.1% of sales for the three months ended September 28, 2003 from 5.9% of sales for the three months ended September 29, 2002.

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

Interest Expense, Net. Interest expense, net increased $1.4 million to $21.7 million for the three months ended September 28, 2003 from $20.3 million for the three months ended September 29, 2002. The increase was primarily related to higher LIBOR margins under the Company's New Senior Credit Agreement, partially offset by a decline in interest rates.

Other expense (income), net. Other expense remained unchanged at $0.2 million for both the three months ended September 28, 2003 and September 29, 2002.

Minority Interest. Minority interest decreased $0.1 million to $0.3 million in the three months ended September 28, 2003 from $0.4 million for the three months ended September 29, 2002.

Income Tax Provision. Income tax provision increased $0.4 million to $1.8 million for the three months ended September 28, 2003 from $1.4 million for the three months ended September 29, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the three months ended September 28, 2003 as compared to the three months ended September 29, 2002.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $1.2 million for the three months ended September 28, 2003 compared to net loss of $1.1 million for the three months ended September 29, 2002.

Covenant Compliance EBITDA. Primarily as a result of factors discussed above, Covenant Compliance EBITDA (as hereinafter defined) decreased $0.7 million or 1.4% to $50.3 million for the three months ended September 28, 2003 from $51.0 million for the three months ended September 29, 2002. A reconciliation from Net Income (Loss) to Covenant Compliance EBITDA is provided within "--Liquidity and Capital Resources."


Nine months ended September 28, 2003 Compared to Nine months ended September 29, 2002

Net Sales. Net sales for the nine months ended September 28, 2003 increased $42.7 million or 6.1% to $737.7 million from $695.0 million for the nine months ended September 29, 2002. The increase in sales was primarily due to an increase in resin pricing combined with a 6.9% increase in units sold, principally due to additional food and beverage container business where units increased by 16.8%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, all of which were sold or closed as of September 28, 2003. Excluding business impacted by the European restructuring, sales and unit volume for the nine months ended September 28, 2003 would have increased approximately 10% compared to the sales and unit volume for the nine months ended September 29, 2002. On a geographic basis, sales for the nine months ended September 28, 2003 in North America increased $40.5 million or 7.1% from the nine months ended September 29, 2002 and included higher units sold of 4.5%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $21.3 million, $8.5 million and $10.7 million, respectively, to the increase. Units sold in North America increased by 14.2% in the food and beverage business, decreased by 18.4% in the household and personal care business and decreased by 1.0% in the automotive lubricants business. Sales for the nine months ended September 28, 2003 in Europe increased $1.6 million or 1.5% from the nine months ended September 29, 2002. The increase in sales was primarily due to exchange rate changes of approximately $16.6 million and an 11.2% increase in units sold, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the nine months ended September 28, 2003 would have increased $23.1 million, or approximately 28%, compared to sales for the nine months ended September 29, 2002 and unit volume in Europe would have increased approximately 22% compared to the same period last year. Sales in South America for the nine months ended September 28, 2003 increased $0.6 million or 3.4% from the nine months ended September 29, 2002, in part due to an increase in units sold of 6.5% offset by exchange rate changes of approximately $2.8 million.

Gross Profit. Gross profit for the nine months ended September 28, 2003 increased $6.8 million to $138.4 million from $131.6 million for the nine months ended September 29, 2002. Gross profit for the nine months ended September 28, 2003 decreased $5.9 million in North America, increased $13.2 million in Europe and decreased $0.5 million in South America, when compared to the nine months ended September 29, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $6.7 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $4.7 million, a net reduction in project costs of $1.7 million and exchange rate gains in Europe of approximately $2.5 million, offset by a decrease in gross profit related to ongoing business in North America of $8.6 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 28, 2003 increased $2.5 million to $48.3 million from $45.8 million for the nine months ended September 29, 2002. The increase was primarily due to an increase in North America, offset by decreases in Europe and South America. The increase in North America was primarily due to an increase in the allowance for doubtful accounts of $2.3 million related to potential losses for one of the Company's larger customers, Hi-Country, against which the Company has filed an involuntary Chapter 7 bankruptcy petition, expansion into Mexico and an increase in product development expenses, partially offset by a decrease in compensation-related expenses. The decrease in Europe was primarily due to reductions in non-recurring charges, expatriate-related costs and costs related to locations in Europe that were sold during 2002 and 2003, partially offset by an increase in expenses due to exchange rates. The non-recurring charges were $3.7 million and $4.5 million for the nine months ended September 28, 2003 and September 29, 2002, respectively, comprised primarily of global reorganization costs ($3.1 million) and other costs ($0.6 million) for the nine months ended September 28, 2003 and costs related to the postponed equity offering and concurrent transactions ($2.6 million) and global reorganization costs ($1.9 million) for the nine months ended September 29, 2002. Selling, general and administrative expenses as a percent of sales decreased to 6.5% of sales for the nine months ended September 28, 2003 from 6.6% of sales for the nine months ended September 29, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales increased to 6.0% of sales for the nine months ended September 28, 2003 from 5.9% of sales for the nine months ended September 29, 2002.

Impairment Charges. Due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million and $4.3 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. These assets were disposed of on March 31, 2003.

Due to a significant change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the nine months ended September 28, 2003.

Interest Expense, Net. Interest expense, net increased $12.5 million to $74.4 million for the nine months ended September 28, 2003 from $61.9 million for the nine months ended September 29, 2002. The increase was primarily related to the refinancing of the Company's prior Senior Credit Agreement, which resulted in the write-off of debt issuance fees of $6.2 million, and higher LIBOR margins under the Company's New Senior Credit Agreement, partially offset by a decline in interest rates.

Other expense (income), net. Other income was $0.6 million for the nine months ended September 28, 2003 as compared to other expense of $0.2 million for the nine months ended September 29, 2002. The higher income was primarily due to higher foreign exchange gains in the nine months ended September 28, 2003 as compared to the nine months ended September 29, 2002.

Minority Interest. Minority interest increased $0.1 million to $1.1 million for the nine months ended September 28, 2003 from $1.0 million for the nine months ended September 29, 2002.

Income Tax Provision. Income tax provision increased $2.7 million to $5.0 million for the nine months ended September 28, 2003 from $2.3 million for the nine months ended September 29, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European subsidiaries for the nine months ended September 28, 2003 as compared to the nine months ended September 29, 2002.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $9.7 million for the nine months ended September 28, 2003 compared to net income of $16.1 million for the nine months ended September 29, 2002.

Covenant Compliance EBITDA. Primarily as a result of factors discussed above, Covenant Compliance EBITDA (as hereinafter defined) increased $2.5 million or 1.6% to $155.9 million for the nine months ended September 28, 2003 from $153.4 million for the nine months ended September 29, 2002. A reconciliation from Net Income (Loss) to Covenant Compliance EBITDA is provided within "--Liquidity and Capital Resources."


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $1.0 million and increased comprehensive loss by $4.6 million for the three months ended September 28, 2003 and September 29, 2002, respectively, and increased comprehensive income by $13.6 million and $4.7 million for the nine months ended September 28, 2003 and September 29, 2002, respectively.


Derivatives

         During 2003 the Company entered into four new interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The effective portion of the change in the fair value of the new interest rate swaps is recorded in other comprehensive income ("OCI") and was an unrealized loss of $5.3 million for the nine months ended September 28, 2003. Approximately 39% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.3 million unrealized loss recorded in OCI as of September 28, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement (as hereinafter defined) on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the nine months ended September 28, 2003.

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


Liquidity and Capital Resources

         In the nine months ended September 28, 2003, the Company funded, through its various borrowing arrangements and operating activities, $70.0 million of investing activities, consisting of $70.1 million of capital expenditures, offset by $0.1 million of proceeds from the sale of the German operations.

         The Company's Senior Credit Agreement currently consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at September 28, 2003 was $105.2 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $2.0 million in 2003, $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facility expires on the earlier of February 14, 2008 and the Term Loan maturity date. The term loan and revolving loan facility will become due on July 15, 2007 if the $325.0 million of Senior Subordinated Notes due 2008 have not been refinanced by January 15, 2007. The term loan will become due on July 15, 2008 if the Senior Discount Notes have not been refinanced by January 15, 2008. On September 28, 2003 the Company was in compliance with all covenants.

         On May 28, 2003 the Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, $100.0 million aggregate principal amount of Tranche II term loans then outstanding under the Company's Senior Credit Agreement.

         The Company's other indebtedness included the issuance of $325.0 million of Senior Subordinated Notes due 2008 (including the $100.0 million add-on issued May 28, 2003) and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At September 28, 2003, the aggregate accreted value of the Senior Discount Notes was $169.0 million. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

         At September 28, 2003, the Company's total indebtedness was $1,127.4 million.

         The Senior Credit Agreement and Indentures contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. In addition, under the Senior Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. Covenant compliance EBITDA is used to determine the Company's compliance with many of these covenants.

           Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Senior Credit Agreement and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity income in earnings of joint ventures, other non-cash charges, Recapitalization expenses, special charges and unusual items and certain other charges to net income (loss).

         The breach of covenants in the Senior Credit Agreement that are tied to ratios based on covenant compliance EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Company's indentures. Additionally, under the Company's debt agreements, the ability of the Company to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Senior Credit Agreement requires that the Operating Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 2.25x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 5.50x, in each case for the most recent four quarter period. The ability of the Operating Company to incur additional debt and make certain restricted payments under the Indentures is tied to a covenant compliance EBITDA to interest expense ratio of 1.75 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the Senior Credit Agreement and investments equal to 10% of the Operating Company's total assets.

         While covenant compliance EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Covenant compliance EBITDA is calculated as follows:

                                                                      Three Months Ended             Nine Months Ended
                                                                      ------------------             -----------------
                                                               September 28,   September 29,    September 28,   September 29,
                                                                    2003            2002            2003             2002
                                                                    ----            ----            ----             ----
                                                                                        (In millions)
Net income (loss)...........................................       $  1.2         $ (1.1)        $  9.7           $ 16.1
Interest expense, net.......................................         21.7           20.3           74.4             61.9
Income tax expense..........................................          1.8            1.4            5.0              2.3
Depreciation and amortization...............................         17.8           21.6           52.6             56.6
Impairment charges..........................................           --            4.3            0.6              4.3
Fees paid pursuant to the Blackstone monitoring agreement...          0.2            0.2            0.7              0.7
Minority interest...........................................          0.3            0.4            1.1              1.0
Certain other charges (1)(2)................................          7.3            3.9           11.8             10.5
                                                                   ------         ------         ------           ------
Covenant compliance EBITDA..................................       $ 50.3         $ 51.0         $155.9           $153.4
                                                                   ======         ======         ======           ======

(1) The three and nine months ended September 28, 2003 include global reorganization costs ($6.8 million and $11.2 million, respectively) and other costs ($0.5 million and $0.6 million, respectively). The three and nine months ended September 29, 2002 include costs related to the postponed equity offering and concurrent transactions ($2.6 million in each period), global reorganization costs ($1.3 million and $7.8 million, respectively) and other costs ($0.0 million and $0.1 million, respectively).

(2) Does not include project startup costs, which are included in the calculation of covenant compliance EBITDA under the Senior Credit Agreement and Indentures. These startup costs were $0.7 million and $1.6 million for the three months ended September 28, 2003 and September 29, 2002, respectively, and $1.9 million and $3.6 million for the nine months ended September 28, 2003 and September 29, 2002, respectively.

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

         Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's facilities are approximately $25 million per year. Additional capital expenditures beyond this amount will be required to expand capacity. Capital expenditures for the nine months ended September 28, 2003 were $70.1 million.

         For the fiscal year 2003, the Company expects to incur approximately $110.0 million of capital investments and for the fiscal year 2004, the Company expects to incur approximately $135.0 million of capital investments. However, total capital investments will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements. The owners of the 49% minority interest in Masko Graham have indicated their intentions of exercising their put option for the Company to buy their 49% interest, and therefore, included in the $110.0 million estimate of capital investments for 2003 is $16.0 million related to this buyout option. This amount is estimated and is subject to a defined formula which is based upon several factors, but Management feels this amount is a reasonable estimate for this buyout option. If these owners do not exercise their put option in 2003, the $16.0 million related to this buyout option may occur, instead, in 2004.

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


Subsequent Event

         On September 29, 2003 the Company sold its vacant building located in Burlington, Ontario, Canada, and as a result expects to incur a gain on the sale of approximately $3.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of September 28, 2003 for financial instruments that have experienced material changes in fair value since December 31, 2002.



                                                                                                           Fair Value
                           Expected Maturity Date of Interest Rate Swap Agreements at September 28, 2003  September 28,
                           -----------------------------------------------------------------------------
                            2003        2004        2005        2006        2007     Thereafter   Total       2003
                            ----        ----        ----        ----        ----     ----------   -----       ----
                                                              (Dollars in thousands)
Derivatives matched against liabilities:
  Pay fixed swaps             --          --          --      $ 400,000      --         --      $ 400,000      $(5,304)
  Pay rate                    --          --          --          2.60%      --         --          2.60%
  Receive rate                --          --          --          1.51%      --         --          1.51%

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


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31.1 Certification required by Rule 15d-14(a).

     Exhibit 31.2 Certification required by Rule 15d-14(a).

     Exhibit 32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the quarter ended September 28, 2003.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 2003


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

Date: November 12, 2003


                        By: /s/ Philip R. Yates
                            -----------------------------------
                            Philip R. Yates
                            Chief Executive Officer

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

Date: November 12, 2003


                        By: /s/ John E. Hamilton
                           -----------------------------------
                           John E. Hamilton
                           Chief Financial Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION

     In connection with the Quarterly Report of Graham Packaging Holdings Company on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip
R. Yates, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Graham Packaging Holdings Company.

Date: November 12, 2003


                        By: /s/ Philip R. Yates
                           -----------------------------------
                           Philip R. Yates
                           Chief Executive Officer

                                                                    Exhibit 32.2

                                  CERTIFICATION

     In connection with the Quarterly Report of Graham Packaging Holdings Company on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Hamilton, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Graham Packaging Holdings Company.

Date: November 12, 2003


                        By: /s/ John E. Hamilton
                           -----------------------------------
                           John E. Hamilton
                           Chief Financial Officer