Form 10-K
period 2003-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2004-02-17
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

                      Commission File Number: 333-53603-03

                        GRAHAM PACKAGING HOLDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                              23-2553000
--------------------------------           ------------------------------------
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

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 15, 2004 was $-0-. As of February 15, 2004, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald
C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                        I

                        GRAHAM PACKAGING HOLDINGS COMPANY

                                      INDEX

                                                                          PAGE
                                                                         NUMBER

PART I

    Item 1.    Business.......................................................1

    Item 2.    Properties....................................................15

    Item 3.    Legal Proceedings.............................................16

    Item 4.    Submission of Matters to a Vote of Security Holders...........17

PART II

    Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................18

    Item 6.    Selected Financial Data.......................................19

    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................21

    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....33

    Item 8.    Financial Statements and Supplementary Data...................34

    Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..........................................71

    Item 9A.   Controls and Procedures.......................................71

PART III

    Item 10.   Advisory Committee Members, Directors and Executive Officers of
               the Registrant................................................72

    Item 11.   Executive Compensation........................................74

    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management....................................................78

    Item 13.   Certain Relationships and Related Transactions................79

PART IV

    Item 14.   Principal Accountant Fees and Services........................85

    Item 15.   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K......................................................85


                                       I

                                     PART I


ITEM 1.  BUSINESS

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. Since March 30, 2001 the Company's operations have included the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a then total interest of 51%, in a joint venture. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.


            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

o the restrictive covenants contained in instruments governing indebtedness of the Company;
o the high degree of leverage and substantial debt service obligations of the Operating Company and Holdings;
o the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
o    risks associated with the Company's international operations;
o the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
o the majority of the Company's sales are made pursuant to requirements contracts;
o    a decline in the domestic motor oil business;
o    a decline in prices of plastic packaging;
o    risks associated with environmental regulation;
o the possibility that Blackstone's interests will conflict with the Company's interests;
o the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
o    risks associated with possible future acquisitions;
o risks associated with a significant portion of the Company's employees being covered by collective bargaining agreements; and
o    the Company's dependence on blow molding equipment providers.

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

         The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, telephone (717) 849-8500. The Company maintains a website at www.grahampackaging.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practical after the Company files these reports with the U.S. Securities and Exchange Commission.

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

         From fiscal 1998 through fiscal 2003, the Company grew net sales at a compounded annual growth rate of over 10% as a result of its capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging. With leading positions in each of its core businesses, the Company believes it is well positioned to continue to benefit from the plastic conversion trend that is still emerging on a global basis and offers the Company opportunities for attractive margins and returns on investment.

         The Company has an extensive blue-chip customer base that includes many of the world's largest branded consumer products companies. More than 40% of its manufacturing facilities are located on-site at its customers' plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company's sales are made pursuant to long-term customer contracts, which include resin pass-through provisions that substantially mitigate the effect of resin price movements on the Company's profitability. The Company's containers are made from various plastic resins, including polyethylene terephthalate, or PET, high density polyethylene, or HDPE, and polypropylene, or PP. In 2003, the Company's top 20 customers comprised over 84% of its net sales and have been its customers for an average of 15 years.

         The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to consistently generate strong volume growth, margins and returns on invested capital.

         Food and Beverage. The Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, isotonics, yogurt and nutritional drinks, toppings, sauces, jellies and jams. The Company's business focuses on major consumer products companies that emphasize distinctive, high-performance packaging in their selected business lines that are undergoing rapid conversion to plastic from other packaging materials. Management believes, based on internal estimates, that the Company has the leading domestic market position for plastic containers for juice, frozen concentrate, pasta sauce and yogurt drinks and the leading position in Europe for plastic containers for yogurt drinks. Management believes that this leadership position creates significant opportunities for the Company to participate in the anticipated conversion to plastic in the broader nutritional drink market. The Company is also one of only three domestic market participants that are leading large-scale product conversions to hot-fill PET containers.

         From fiscal 1998 through fiscal 2003, the Company's food and beverage container sales grew at a compound annual growth rate of 20.0%, benefiting primarily from the rapid market conversion to plastic containers. As a result of technological innovations, PET containers can be used in "hot-fill" food and beverage applications where the container must withstand filling temperatures of over 180 degrees Fahrenheit in an efficient and cost-effective manner. The Company has been a leader in the conversion of multi-serve juices that has occurred during the last few years, and it helped initiate the conversion of containers for single-serve juice drinks, frozen juice concentrate and wide-mouth PET containers for sauces, jellies and jams. The highly customized hot-fill PET containers allow for the shipment and display of food and beverage products in a non-refrigerated state, in addition to possessing the structural integrity to withstand extreme filling conditions. The Company's oxygen barrier PET container coating, the use of MonosorbTM oxygen scavenger and multi-layer barrier technologies also extend the shelf life and protect the quality and flavor of its customers' products.

         The Company has established itself as the market leader in the value-added segment for hot-fill PET juice containers. Given the strength of its existing customer base, recent capital investments and technological and design capabilities, the Company believes it is well positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic. In addition, management believes that significant conversion opportunities exist in hot-fill product lines that have just begun to convert to plastic and from international conversion opportunities like snack foods and adult nutritional beverages.

         The Company's largest customers in the food and beverage business include, in alphabetical order, Arizona Beverages Company, LLC ("Arizona"), Clement-Pappas & Company, Inc. ("Clement-Pappas"), Coca Cola North America ("CCNA"), Group Danone ("Danone"), Hershey Foods Corporation ("Hershey's"), Mrs. Clark's Foods, L.C. ("Mrs. Clark's"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), Old Orchard Brands LLC ("Old Orchard"), PepsiCo, Inc. ("PepsiCo"), The Quaker Oats Company ("Quaker Oats"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 2003, 2002 and 2001, the Company generated approximately 58.5%, 56.9% and 55.4%, respectively, of its net sales from the food and beverage container business.

         Household and Personal Care. In the household and personal care container business, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care, hard-surface cleaners, hair care and body wash. The Company continues to benefit as liquid fabric care detergents, which are packaged in plastic containers, capture an increasing share from powdered detergents, which are predominantly packaged in paper-based containers. The Company's largest customers in this sector include, in alphabetical order, Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial") and Unilever NV ("Unilever"). For the years ended December 31, 2003, 2002 and 2001, the Company generated approximately 19.6%, 20.5% and 22.6%, respectively, of its net sales from the household and personal care container business.

         Automotive Lubricants. Management believes, based on internal estimates, that the Company is the number one supplier of one quart/one liter HDPE motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries, with an approximate 86% market share in the United States, based on 2003 unit sales. The Company has been producing automotive lubricants containers since the conversion to plastic began over 20 years ago and over the years has expanded its market share and maintained margins by partnering with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company's joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

         Management anticipates similar growth opportunities for the Company in economically developing markets where the use of motorized vehicles is growing. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluids.

         The Company is a supplier of such containers to many of the top domestic producers of motor oil, including, in alphabetical order, Ashland, Inc. ("Ashland," producer of Valvoline motor oil), Castrol North America ("Castrol," an affiliated company of BP plc), ChevronTexaco Corporation ("ChevronTexaco"), ExxonMobil Corporation ("ExxonMobil"), Petrobras Distribuidora S.A. ("Petrobras") and Shell Oil Products US ("Shell," producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2003, 2002, and 2001, the Company generated approximately 21.9%, 22.6% and 22.0%, respectively, of its net sales from the automotive lubricants container business.

         Additional information regarding business segments is provided in Note 20 of the Notes to Financial Statements.


PRODUCTS AND RAW MATERIALS

         PET containers, which are generally transparent, are utilized for products where glasslike clarity is valued and shelf stability is required, such as processed foods, juice, juice drinks and teas. HDPE containers, which are nontransparent, are utilized to package products such as motor oil, fabric care, dish care and personal care products and some food products, such as yogurt drinks, chilled juices and frozen juice concentrates.

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

         Through its wholly owned subsidiary, Graham Recycling Company, L.P., the Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world, and more than 68% of its HDPE units produced in the United States and Canada contain materials from recycled HDPE bottles. The recycling plant is located near the Company's headquarters in York, Pennsylvania.


CUSTOMERS

         Substantially all of the Company's sales are made to major branded consumer products companies. The Company's customers demand a high degree of packaging design and engineering to accommodate complex container shapes, performance and material requirements and quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company's top 20 customers are under long-term contracts. The Company's contracts typically contain provisions allowing for price adjustments based on the market price of resins and colorants and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers' custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2003, the Company had sales to three customers which exceeded 10% of total sales. The Company's sales were 14.6%, 11.0% and 10.6% of total sales for the year ended December 31, 2003 to PepsiCo, Danone and Dial, respectively. For the year ended December 31, 2003, the Company's twenty largest customers, who accounted for over 84% of net sales, were, in alphabetical order:

                                                               COMPANY CUSTOMER
  CUSTOMER (1)                 BUSINESS                            SINCE (1)
  ------------                 --------                        ----------------
 Arizona                    Food and Beverage                    Late 1990s
 Ashland (2)                Automotive                           Early 1970s
 Castrol                    Automotive                           Late 1960s
 ChevronTexaco              Automotive                           Early 1970s
 Clement-Pappas             Food and Beverage                    Mid 1990s
 CCNA                       Food and Beverage                    Late 1990s
 Colgate-Palmolive          Household and Personal Care          Mid 1980s
 Danone                     Food and Beverage                    Late 1970s
 Dial                       Household and Personal Care          Early 1990s
 ExxonMobil                 Automotive                           Early 2000s
 Hershey's                  Food and Beverage                    Mid 1980s
 Mrs. Clark's               Food and Beverage                    Mid 1990s
 Ocean Spray                Food and Beverage                    Early 1990s
 Old Orchard                Food and Beverage                    Late 1990s
 PepsiCo (3)                Food and Beverage                    Early 2000s
   Quaker Oats              Food and Beverage                    Late 1990s
   Tropicana                Food and Beverage                    Mid 1980s
 Petrobras                  Automotive                           Early 1990s
 Shell (4)                  Automotive                           Early 1970s
   Pennzoil-Quaker State    Automotive                           Early 1970s
 Tree Top                   Food and Beverage                    Early 1990s
 Unilever                   Household and Personal Care, Food    Early 1970s
                            and Beverage
 Welch's                    Food and Beverage                    Early 1990s

(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.

(2)   Ashland is the producer of Valvoline motor oil.

(3)   PepsiCo includes Quaker Oats and Tropicana.

(4)   Shell includes Pennzoil-Quaker State.


INTERNATIONAL OPERATIONS

         The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 21 manufacturing facilities located in countries outside of the United States, including Argentina (3), Belgium (1), Brazil (4), Canada (2), France (3), Hungary (1), Mexico (3), Poland (2), Spain (1) and Turkey (1).

         Argentina and Brazil. In Brazil, the Company has three on-site plants for the production of motor oil containers, including one for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also has an off-site plant in Brazil for the production of motor oil and agricultural and chemical containers. In Argentina, the Company purchased 100% of the capital stock of Dodisa, S.A., Amerpack, S.A., Lido Plast, S.A. and Lido Plast San Luis, S.A. in July 1999. In April 2000, Dodisa, S.A., Amerpack, S.A. and Lido Plast, S.A. were dissolved without liquidation and merged into Graham Packaging Argentina, S.A. In June 2000, in order to maximize efficiency, the Company shifted some of the volume produced for Brazilian customers from its Argentine operations to its Brazilian facilities and consolidated business in Argentina, resulting in the closure of one facility. In Argentina, the Company currently has two off-site plants for the production of tube containers, pharmaceuticals and household and personal care products and an on-site plant for the production of food and beverage containers.

         Mexico. In December 1999, the Company entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America. The Company has an off-site plant and two on-site plants in Mexico for the production of food and beverage containers.

         Europe. The Company has an on-site plant in each of Belgium, France, Hungary, Poland and Spain and four off-site plants in France, Poland and Turkey, for the production of plastic containers for all three of the Company's target end-use markets. Through Masko Graham Spolka Z.O.O., an approximately 58% owned joint venture in Poland, the Company manufactures HDPE containers primarily for household and personal care and liquid food products.

         Canada. The Company has one off-site facility and one on-site facility in Canada to service Canadian and northern U.S. customers. Both facilities are near Toronto. These facilities produce containers for all three of the Company's target end-use markets.


COMPETITION

         The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company's primary competitors include Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Owens-Illinois, Inc., Pechiney Plastic Packaging, Inc., Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company's long-term success is dependent on its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise. Other important competitive factors include rapid delivery of products, production quality and price.


MARKETING AND DISTRIBUTION

         The Company's sales are made through its own direct sales force; agents or brokers are generally not utilized to conduct sales activities with customers or potential customers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located in Houston, Texas; Levittown, Pennsylvania; Maryland Heights, Missouri; Mississauga, Ontario, Canada; Rancho Cucamonga, California; Paris, France; Buenos Aires, Argentina; Sao Paulo, Brazil; and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with its customers' manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers' filling lines.


SUPERIOR PRODUCT DESIGN AND DEVELOPMENT CAPABILITIES

         The Company's ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers' products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company's strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that management believes sets it apart from its competition. Some of the Company's design and conversion successes over the past few years include:

o hot-fill PET 16 ounce containers with Monosorb(TM) oxygen scavenger for Tropicana Season's Best brand, Pepsi's Dole brand aND Welch's brand juices;
o hot-fill PET and polypropylene wide-mouth jars for Ragu pasta sauce, Seneca applesauce, Welch's jellies and jams and Signature fruit slices;
o HDPE frozen juice container for Welch's and Old Orchard in the largely unconverted metal and paper-composite can markets;
o    a true wide-mouth PET juice carafe for Tropicana's Pure Premium;
o    a multi-layer HDPE canister for Frito-Lay's Stax product;

o a 29oz. liquid laundry detergent bottle for Dial's penetration of dollar stores;
o the Company's Flexa TubeTM for Unilever's South American hair care products; and
o    blow molded polypropylene pots for Danone's spoonable yogurts in Europe.

         The Company's innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including the Company's Flexa Tube(TM) (2003 Dupont Award, 2003 Ameristar Award and 2003 Food & Drug Packaging Award), Coca-Cola Quatro bottle (2002 Mexican Packaging Association) and Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association). Management believes the Company's design and development capabilities, coupled with the support of Graham Engineering in the design of blow molding wheels and recycling systems, has positioned the Company as the packaging design and development leader in the industry. Pursuant to an agreement (the "Equipment Sales Agreement"), Graham Engineering provides engineering, consulting and other services and sells to the Company certain proprietary blow molding wheels. Over the past several years the Company has received and has filed for numerous patents. See "--Intellectual Property".


MANUFACTURING

         A critical component of the Company's strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements, with over 40% of its 56 operating manufacturing facilities on-site at customer and vendor facilities. Within these 56 plants, the Company operates over 400 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. The Company's manufacturing historically has not been subject to large seasonal fluctuations.

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

         The Company has highly modernized equipment in its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for value-added PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage container business. In the past, the Company has achieved substantial cost savings in its manufacturing process through productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic volume requirements for each product's specifications.

         Total capital expenditures, excluding acquisitions, for 2003, 2002 and 2001 were $91.8 million, $92.4 million and $74.3 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $25 million per year. For 2004, the Company expects to make capital expenditures, exlcuding acquisitions, of approximately $130 million.


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

         In 1998, the Operating Company and GPC Capital Corp. I ("CapCo I" and, together with the Operating Company, the "Company Issuers") consummated an offering of their Senior Subordinated Notes Due 2008, consisting of $150.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B and $75.0 million aggregate principal amount of their FloatiNG Interst Rate Subordinated Term Securities Due 2008, Series B ("FIRSTS" SM, a service mark of DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated)).

         In 1998, Holdings and GPC Capital Corp. II ("CapCo II" and, together with Holdings, the "Holdings Issuers", which when referred to with the Company Issuers will collectively be referred to as the "Issuers") consummated an offering of $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series B.

         The $225.0 million Senior Subordinated Notes were issued under an Indenture dated as of February 2, 1998 (the "Senior Subordinated Indenture") between the Company Issuers, Holdings, as guarantor, and The Bank of New York (formerly United States Trust Company of New York), as Trustee. The Senior Discount Notes (together with the Senior Subordinated Notes, the "Notes") were issued under an Indenture dated as of February 2, 1998 (the "Senior Discount Indenture" and together with the Senior Subordinated Indenture, the "Indentures") between the Holdings Issuers and The Bank of New York, as Trustee. The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

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

o The initial borrowing by the Operating Company of $403.5 million in connection with a new senior credit agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;

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

         Upon the consummation of the Recapitalization, Investor LP owned an 81% limited partnership interest in Holdings, Investor GP owned a 4% general partnership interest in Holdings and the Continuing Graham Entities retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Upon the consummation of the Recapitalization, Holdings owned a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owned a 1% general partnership interest in the Operating Company. Following the consummation of the Recapitalization, certain members of Management owned an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constituted approximately a 2.5% interest in Holdings. In addition, an affiliate of DB Alex. Brown LLC and its affiliate (which acted as two of the initial purchasers of the Indentures) acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

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
                                                                     ========


(1) Included $150.0 million of Fixed Rate Senior Subordinated Notes and $75.0 million of Floating Rate Senior Subordinated Notes.

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


EMPLOYEES

         As of December 31, 2003, the Company had approximately 3,900 employees, 2,700 of which were located in North America, 800 of which were located in Europe and 400 of which were located in South America. Approximately 81% of the Company's employees are hourly wage employees, 53% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between March 2004 and June 2008. In North America, 79% of the Company's employees are hourly employees, 34% of whom are represented by various labor unions. In Europe, 83% of the Company's employees are hourly employees, 89% of whom are represented by various labor unions. In South America, 87% of the Company's employees are hourly employees, 100% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company's employees.


ENVIRONMENTAL MATTERS

         The Company's operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. Environmental laws can be complex and may change often, capital and operating expenses to comply can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in some cases, joint and several, liability on responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. Contamination at properties formerly owned or operated by the Company as well as at properties the Company currently owns or operates, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Based on existing information, Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company's financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2003 and are not expected to be material in the future.

         A number of governmental authorities, both in the U.S. and abroad, have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company's business. Some consumer products companies, including some of the Company's customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using bottles made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world and more than 68% of its HDPE units produced in the United States and Canada contain materials from recycled HDPE bottles. Management believes that to date the Company has not materially adversely been affected by these initiatives and developments.


INTELLECTUAL PROPERTY

         The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Others could, however, obtain knowledge of this proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to licensing arrangements and other agreements authorizing it to use other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company's licenses generally ranges from 5 to 17 years. In some cases the licenses granted to the Company are perpetual and in other cases the term of the license is related to the life of the patent associated with the license. The Company also has licensed some of its intellectual property rights to third parties. See also "Certain Relationships and Related Transactions" (Item 13).


CERTAIN RISKS OF THE BUSINESS

         Restrictive Debt Covenants. On February 14, 2003 the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a senior credit agreement (the "Senior Credit Agreement"). The Senior Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $570.0 million (the "Term Loan" or "Term Loan Facility") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). The Senior Credit Agreement and the Indentures contain a number of significant covenants that, among other things, restrict the ability of the Issuers to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the activities of the Issuers. In addition, under the Senior Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with those provisions may be affected by events beyond the Operating Company's control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Senior Credit Agreement and the lenders could elect to declare all amounts borrowed under the Senior Credit Agreement, together with accrued interest, to be due and payable and could proceed against any collateral securing that indebtedness.

         Substantial Leverage. The Issuers are highly leveraged. As of December 31, 2003, the Issuers had consolidated indebtedness of $1,097.4 million and partners' deficit of $421.5 million and the Issuers' annual net interest expense for 2003 was $96.6 million. As of December 31, 2003, $664.0 million of the Issuers' total indebtedness was incurred under floating interest rates arrangements, $400.0 million of which was subject to interest rate swaps which fixed the interest rate. As a result, as of December 31, 2003, $264.0 million of the Issuers' indebtedness was subject to floating interest rates. A 1% increase in interest rates would increase the Issuers' annual interest payments on this debt by approximately $2.6 million. Availability under the Issuers' Revolving Credit Facility as of December 31, 2003 was $133.7 million. The Issuers intend to fund their operating activities and capital expenditures in part through borrowings under the Issuers' Revolving Credit Facility. The Issuers' Senior Credit Agreement and Indentures permit the Issuers to incur additional indebtedness, subject to certain limitations. All loans outstanding under the Revolving Credit Facility are scheduled to be repaid in February 2008 or, if earlier, the maturity of the Term Loan Facility, and scheduled annual principal repayments for the Term Loan under the Senior Credit Agreement are as follows:

o    2004 - $4.0 million
o    2005 - $20.0 million
o    2006 - $45.0 million
o    2007 - $45.0 million
o    2008 - $200.0 million
o    2009 - $200.0 million
o    2010 - $54.0 million

         The Term Loan Facility and Revolving Credit Facility will become due on July 15, 2007 if the Issuers' Senior Subordinated Notes have not been refinanced by January 15, 2007. The Term Loan Facility will become due on July 15, 2008 if the existing 10 3/4% Senior Discount Notes of Holdings have not been refinanced by January 15, 2008.

         The Issuers' high degree of leverage could have important consequences to the holders of the Notes, including, but not limited to, the following: (i) the Issuers' ability to refinance existing indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Issuers' cash flow from operations must be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available to the Issuers for other purposes, including capital expenditures necessary for maintenance of the Company's facilities and for the growth of its business; (iii) some of the Issuers' borrowings are and will continue to be at variable rates of interest, which expose the Issuers to the risk of increased interest rates; (iv) the Issuers may be substantially more leveraged than some of their competitors, which may place the Issuers at a competitive disadvantage; and (v) the Issuers' substantial degree of leverage may hinder their ability to adjust rapidly to changing market conditions and could make them more vulnerable in the event of a downturn in general economic conditions or in their business.

         Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company depends on large quantities of PET, HDPE and other resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers. Historically, the Company has passed through substantially all increases and decreases in the cost of resins to its customers through contractual provisions and standard industry practice; however, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company's operating margins could be affected adversely. Furthermore, if the Company cannot obtain sufficient amounts of resin from any of its suppliers, or if there is a substantial increase in oil or natural gas prices, and as a result an increase in resin prices, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

         Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company has 21 manufacturing facilities located in countries outside of the United States, including Argentina (3), Belgium (1), Brazil (4), Canada (2), France (3), Hungary (1), Mexico (3), Poland (2), Spain (1) and Turkey (1). As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. The Company typically prices its products in its foreign operations in local currencies. As a result, an increase in the value of the dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the Company's profitability. Exchange rate fluctuations decreased comprehensive income by $10.4 million for the year ended December 31, 2001, increased comprehensive income by $12.5 million for the year ended December 31, 2002 and increased comprehensive income by $24.5 million for the year ended December 31, 2003. The above-mentioned risks in Europe, North America and South America may hurt the Company's ability to generate revenue in those regions in the future.

         Dependence on Significant Customer. PepsiCo is the Company's largest customer and all product lines the Company provides to PepsiCo collectively accounted for approximately 14.6% of the Company's net sales for the year ended December 31, 2003. For the year ended December 31, 2003, each of Danone and Dial also accounted for more than 10% of the Company's net sales. If any of PepsiCo, Danone or Dial terminated its relationship with the Company, it could have a material adverse effect upon the Company's business, financial position or results of operations. The Company is not the sole supplier of plastic packaging to any of these companies. Additionally, in 2003 the Company's top 20 customers comprised over 84% of its net sales. If any of the Company's largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of the Company's largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs. This could also result in the Company's selling, general and administrative expenses and capital expenditures representing increased portions of its revenues.

         Customer Requirements. The majority of the Company's sales are made pursuant to long-term customer purchase orders and contracts. Customers' purchase orders and contracts typically vary from two to ten years. Prices under these arrangements are tied to market standards and therefore vary with market conditions. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Accordingly, despite the existence of supply contracts with its customers, although in the past its customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what the Company has expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet its expectations.

         Declining Domestic Motor Oil Business. Management forecasts that the domestic one quart motor oil business will decline between 2% to 3% measured by unit volume per year for the next five years due to several factors, including, but not limited to, the decreased need of motor oil changes in new automobiles and the growth in retail automotive fast lubrication and fluid maintenance service centers such as Jiffy Lube Service Centers. The Company's domestic automotive lubricants business generated net sales of $193.6 million for the year ended December 31, 2003, which accounted for approximately 20% of total net sales. The Company could experience further declines in domestic demand for plastic packaging for motor oil.

         Reduced Prices. The Company operates in a competitive environment. In the past, the Company has encountered pricing pressures in its markets. The Company could experience further declines in prices of plastic packaging. Although the Company has been able over time to partially offset pricing pressures by reducing its cost structure and making the manufacturing process more efficient, the Company may not be able to continue to do so in the future.

         Environmental Liabilities. The Company must comply with a variety of national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, the compliance expenses can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in some cases, joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, contamination at properties that the Company formerly owned or operated, as well as contamination at properties that it currently owns or operates, as well as contamination at properties to which it sent hazardous substances, may result in liability under environmental laws. As a manufacturer, the Company has an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. The Company could, in the future, incur a material liability resulting from the costs of complying with environmental laws or any claims concerning noncompliance, or liability from contamination.

         In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company's business. Some consumer products companies, including some of the Company's customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. Future legislation and initiatives could adversely affect the Company in a manner that would be material.

         Control by Blackstone. Blackstone indirectly controls 85% of the partnership interests in Holdings. Pursuant to the Partnership Agreement, holders of a majority of the partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. For example, Blackstone could cause the Company to make acquisitions that increase the amount of its indebtedness or to sell revenue-generating assets, impairing the Company's ability to make payments under its debt agreements. Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. Blackstone may also pursue acquisition opportunities that may be complementary to the Company's business, and as a result, those acquisition opportunities may not be available to the Company.

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

         Risks Associated with Possible Future Acquisitions. The Company's future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisitions, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company's ongoing business, dissipating the Company's limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Senior Credit Agreement and the Indentures, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.

         Additionally, the types of acquisitions the Company will be able to make are limited by the Company's Senior Credit Agreement, which limits the amount that the Company may pay for an acquisition to $40 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

         Labor Relations. Approximately 43% of the Company's employees worldwide are covered by collective bargaining or similar agreements which expire at various times in each of the next several years. Management believes that the Company has satisfactory relations with its unions and, therefore, anticipates reaching new agreements on satisfactory terms as the existing agreements expire. The Company may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to it. A prolonged work stoppage or strike at any one of its manufacturing facilities could have a material adverse effect on its results of operations.

         Blow Molding Equipment. Access to blow molding technology is important to the Company's ability to expand its operations. The Company's primary blow molding technology is supplied by Graham Engineering and the Sidel Group. If the Company is unable to obtain new blow molding equipment from either of these manufacturers, its ability to expand its operations may be materially and adversely affected in the short-term until alternative sources of technology could be arranged.


ITEM 2.  PROPERTIES

         The Company currently owns or leases 57 plants, and currently operates 56 plants, located in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain, Turkey and the United States. Twenty-four of the Company's plants are located on-site at customer and vendor facilities. The Company's operations in Poland and Mexico are pursuant to joint venture arrangements in which the Company owns a 57.75% interest and slightly more than a 50% interest in the operations in Poland and Mexico, respectively. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for the Company's operations and generally are expected to provide sufficient capacity to meet the Company's requirements for the foreseeable future.

         The following table sets forth the location of the Company's plants and administrative facilities, whether on-site or off-site, whether leased or owned, and their approximate current square footage.

                                       ON-SITE        LEASED/          SIZE
LOCATION                             OR OFF-SITE       OWNED       (SQUARE FEET)
--------                             -----------       -----       -------------
U.S. Packaging Facilities(a)
----------------------------
 1.  York, Pennsylvania                Off-site        Owned          395,554
 2.  Maryland Heights, Missouri        Off-site        Owned          308,961
 3.  Holland, Michigan                 Off-site       Leased          218,168
 4.  York, Pennsylvania                Off-site       Leased          210,370
 5.  Selah, Washington                 Off-site        Owned          170,553
 6.  Atlanta, Georgia                   On-site       Leased          165,000
 7.  Montgomery, Alabama               Off-site       Leased          150,143
 8.  Emigsville, Pennsylvania          Off-site       Leased          148,300
 9.  Levittown, Pennsylvania           Off-site       Leased          148,000
10.  Evansville, Indiana               Off-site       Leased          146,720
11.  Rancho Cucamonga, California      Off-site       Leased          143,063
12.  Woodridge, Illinois               Off-site       Leased          129,850
13.  Santa Ana, California             Off-site        Owned          127,680
14.  Muskogee, Oklahoma                Off-site       Leased          125,000
15.  Cincinnati, Ohio                  Off-site       Leased          111,669
16.  Atlanta, Georgia                  Off-site       Leased          111,600
17.  Jefferson, Louisiana              Off-site       Leased          109,407
18.  Casa Grande, Arizona (b)          Off-site       Leased          100,000
19.  Bradford, Pennsylvania            Off-site       Leased           90,350
20.  Berkeley, Missouri                Off-site        Owned           75,000
21.  Cambridge, Ohio                    On-site       Leased           57,000
22.  Port Allen, Louisiana              On-site       Leased           56,721
23.  Shreveport, Louisiana              On-site       Leased           56,400
24.  Richmond, California              Off-site       Leased           55,256
25.  Houston, Texas                    Off-site        Owned           52,500
26.  Newell, West Virginia              On-site       Leased           50,000
27.  Lakeland, Florida                 Off-site       Leased           49,000
28.  New Kensington, Pennsylvania       On-site       Leased           48,000
29.  N. Charleston, South Carolina      On-site       Leased           45,000
30.  Darlington, South Carolina         On-site       Leased           43,200
31.  Bradenton, Florida                 On-site       Leased           33,605
32.  Vicksburg, Mississippi             On-site       Leased           31,200
33.  Bordentown, New Jersey             On-site       Leased           30,000
34.  West Jordan, Utah                  On-site       Leased           25,573
35.  Wapato, Washington                Off-site       Leased           20,300

Canadian Packaging Facilities
-----------------------------
36.  Mississauga, Ontario              Off-site        Owned           78,416
37.  Toronto, Ontario                   On-site         (c)             5,000

Mexican Packaging Facilities
----------------------------
38.  Mexicali (d)                      Off-site       Leased           59,700
39.  Irapuato                           On-site         (c)            58,130
40.  Tlaxcala                           On-site         (c)             5,400

European Packaging Facilities
-----------------------------
41.  Assevent, France                  Off-site        Owned          186,000
42.  Sulejowek, Poland (e)             Off-site        Owned           83,700
43.  Meaux, France                     Off-site        Owned           80,000
44.  Aldaia, Spain                      On-site       Leased           75,350
45.  Istanbul, Turkey                  Off-site        Owned           50,000
46.  Villecomtal, France                On-site       Leased           22,790
47.  Rotselaar, Belgium                 On-site       Leased           15,070
48.  Bierun, Poland (e)                 On-site       Leased           10,652
49.  Nyirbator, Hungary                 On-site       Leased            5,000

South American Packaging Facilities
-----------------------------------
50.  Sao Paulo, Brazil                 Off-site       Leased           70,290
51.  Buenos Aires, Argentina           Off-site        Owned           33,524
52.  Rio de Janeiro, Brazil             On-site   Owned/Leased(f)      25,840
53.  Longchamps, Argentina              On-site   Owned/Leased(f)      21,530
54.  Rio de Janeiro, Brazil             On-site       Leased           16,685
55.  Rio de Janeiro, Brazil             On-site         (c)            11,000
56.  San Luis, Argentina               Off-site        Owned            8,070

Graham Recycling
----------------
57.  York, Pennsylvania                Off-site        Owned           44,416

Administrative Facilities
-------------------------
o    York, Pennsylvania                   N/A         Leased           83,373
o    York, Pennsylvania
      - Technology Center                 N/A         Leased           80,500
o    Blyes, France                        N/A         Leased            9,741
o    Rueil, Paris, France                 N/A         Leased            4,300
o    Mexico City, Mexico                  N/A         Leased              360

(a) Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Senior Credit Agreement.
(b)  This facility is not yet operational.
(c) The Company operates these on-site facilities without leasing the space it occupies.
(d) This facility is leased by Industrias Graham Innopack S.de.R.L.de C.V., in which Graham Packaging Latin America, LLC holds a 50% interest.
(e) These facilities are owned by Masko Graham, in which the Company holds a 57.75% interest through Graham Packaging Poland L.P.
(f)  The building is owned and the land is leased.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

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

         In 1998, the Company Issuers consummated an offering of $225.0 million aggregate principal amount Senior Subordinated Notes due 2008, consisting of $150.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes and $75.0 million aggregaTE principal amount of their Floating Rate Senior Subordinated Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings on a senior subordinated basis. In 1998, the Holdings Issuers also consummated an offering of $169.0 million aggregate principal amount at maturity of their Senior Discount Notes due 2009. The Senior Discount Notes were initially offered at 59.534%.

         On May 28, 2003, the Company Issuers issued an additional $100.0 million aggregate principal amount of 8 3/4% SeniOR Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act") under the February 2, 1998 Senior Subordinated Indenture (the "Additional Notes"). The Additional Notes were issued in exchange for, and in full satisfaction of, $100.0 million aggregate principal amount of Tranche II term loans then outstanding under the Company's Senior Credit Agreement.

         On January 20, 2004, the Company Issuers consummated an exchange offer pursuant to which the Company Issuers issued $100.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B (the "Registered Additional Notes"), which were registered under the Securities Act, in exchange for an equal principal amount of Additional Notes. The Registered Additional Notes, together with the $225.0 million aggregate principal amount of notes issued in 1998, are herein collectively referred to as the "Senior Subordinated Notes."

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2003, which are derived from the Company's audited financial statements. The following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the financial statements included under Item 8.


                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                    2003       2002       2001        2000      1999
                                                    ----       ----       ----        ----      ----
                                                                    (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales (1) .................................. $  978.7   $  906.7   $  923.1   $  842.6   $  731.6
Gross profit (1) ...............................    183.0      164.1      151.9      134.5      142.7
Selling, general and administrative expenses ...     66.9       63.8       58.2       56.2       48.0
Impairment charges (2) .........................      2.5        5.1       38.0       21.1         --
Special charges and unusual items (3)...........       --         --        0.2        1.1        4.6
                                                 --------   --------   --------   --------   --------
Operating income ...............................    113.6       95.2       55.5       56.1       90.1
Interest expense, net (4) ......................     96.6       81.8       98.5      101.7       87.5
Other (income) expense, net ....................     (0.3)       0.1        0.2        0.2       (0.7)
Income tax provision ...........................      6.8        4.0        0.3        0.4        2.5
Minority interest                                     0.8        1.7        0.5       (0.6)      (0.5)
                                                  -------   --------   --------   --------   --------
Net income (loss) .............................. $    9.7   $    7.6   $  (44.0)  $  (45.6)  $    1.3
                                                  =======   ========   ========   ========   ========

                                                                   AS OF DECEMBER 31,
                                                                   ------------------
                                                    2003       2002       2001       2000       1999
                                                    ----       ----       ----       ----       ----
BALANCE SHEET DATA:
Total assets ..................................  $  876.1   $  798.3   $  758.6   $  821.3   $  741.2
Total debt ....................................   1,097.4    1,070.6    1,052.4    1,060.2    1,017.1
Partners' capital (deficit) ...................    (421.5)    (460.3)    (485.1)    (464.4)    (458.0)

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                    2003       2002       2001       2000       1999
                                                    ----       ----       ----       ----       ----
OTHER FINANCIAL DATA:
Cash flows from (used in):
  Operating activities ........................  $   85.7   $   92.4   $   52.5   $   90.9   $   55.5
  Investing activities ........................     (95.9)     (96.6)     (77.2)    (164.7)    (181.8)
  Financing activities ........................       8.2        1.3       24.3       78.4      126.2
Depreciation and amortization (6) .............      71.8       75.8       71.7       66.2       53.2
Capital expenditures (excluding acquisitions) .      91.8       92.4       74.3      163.4      171.0
Investments (including acquisitions) (7) ......       4.1         --        0.2        0.1       10.3
Ratio of earnings to fixed charges (8) ........      1.2x       1.1x         --         --       1.0x


(1) Net sales increase or decrease based on fluctuations in resin prices. Consistent with industry practice and/or as permitted under the Company's agreements with its customers, substantially all resin price changes are passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit has been substantially unaffected by fluctuations in resin prices. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.
(2) Includes impairment charges recorded on long-lived and other assets of $2.5 million, $5.1 million, $28.9 million and $16.3 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively, and goodwill of $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" (Item 7) for a further discussion.

(3) Includes compensation costs related to the Recapitalization, global restructuring, systems conversion and other costs.
(4) The year ended December 31, 2003 includes the effects of the refinancing of the Company's prior senior credit agreement, which resulted in the write-off of debt issuance fees of $6.6 million.
(5) As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings' partners based on their distributive share of the income of Holdings. The Company's foreign operations are subject to tax in their local jurisdictions. Most of these entities have historically had net operating losses and recognized minimal tax expense.
(6) Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, net, and impairment charges.
(7) On April 26, 1999, the Company acquired 51% of the operating assets of PlasPET Florida, Ltd. The Company became the general partner on July 6, 1999, and on October 9, 2001 acquired the remaining 49%. The total purchase price for the 100% interest, excluding direct costs of the acquisition, net of liabilities assumed, was $3.1 million. On July 1, 1999, the Company acquired selected companies located in Argentina for $8.1 million, excluding direct costs of the acquisition, net of liabilities assumed. On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham for a then total interest of 51%. On December 29, 2003, Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's total interest to 57.75%. On December 29, 2003, the Company agreed to buy the remaining shares owned by the minority partners. The total purchase price for the 100% interest, excluding direct costs of the acquisition, net of liabilities assumed, is estimated to be approximately $18.8 million. Amounts shown under the caption "Investments (including acquisitions)" represent cash paid, net of cash acquired in the acquisitions. These transactions were accounted for under the purchase method of accounting. Results of operations are included since the respective dates of the acquisitions.
(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income from equity investees and extraordinary items, plus fixed charges and amortization of capitalized interest less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $44.2 million and $49.1 million for the years ended December 31, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets and currently operates 56 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

         Management believes that critical success factors to the Company's business are its ability to:

o maintain relationships with and serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies;

o forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

o make the correct investments in plant and technology necessary to satisfy the two factors mentioned above.

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks and other food products. The Company has established itself as a market leader in the value-added segment for hot-fill PET containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. Since the beginning of 1999, the Company has invested over $180.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2003, the Company's sales of polyolefin containers for the food and beverage market grew to $243.9 million from $117.7 million in 1999.

         Excluding business impacted by the European restructuring, the Company's household and personal care container business continues to grow, as package conversion trends continue from other packaging forms in some of its product lines. The Company continues to benefit as liquid fabric care detergents, which are packaged in plastic containers, capture an increased share from powdered detergents, which are predominantly packaged in paper-based containers. The Company has upgraded its machinery, principally in the United States, to new larger, more productive blow molders to standardize production lines, improve flexibility and reduce manufacturing costs.

     The Company's North American one quart motor oil container business is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 4% in 2003 as compared to 2002; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 2% to 3% annually for the next several years but believes that there are significant volume opportunities for automotive product business globally.

     The Company operates in a competitive environment. In the past, the Company has encountered pricing pressures in its markets. The Company could experience further declines in prices of plastic packaging. Although the Company has been able over time to partially offset pricing pressures by reducing its cost structure and making the manufacturing process more efficient, the Company may not be able to continue to do so in the future.

         The Company currently operates 21 manufacturing facilities outside of the United States, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina. On March 30, 2001, the Company increased its interest in Masko Graham, the Company's Polish operation, from 50% to 51%, and again on December 29, 2003, from 51% to approximately 58%.

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

o In its European operations, the Company committed to restructuring changes in the United Kingdom, France, Italy and Germany as follows. In 2000, the Company experienced a decline in its operations in the United Kingdom and France. In the United Kingdom, this reduction in business was the result of the loss of a key customer due to a consolidation of its filling requirements to a smaller number of locations, several of which were not within an economical shipping distance from the Company's U.K. facilities. As a result, during the latter portion of 2001, the Company committed to a plan to close its plant in the United Kingdom. This plant was closed during 2002. During the latter portion of 2001, the Company also committed to a plan to sell or close certain plants in France. During 2002, one facility in France was sold. Another facility in France was closed in the second quarter of 2003. In the third quarter of 2001, the Company experienced a loss of business at its plant in Sovico, Italy. During the latter portion of 2001, the Company committed to a plan to sell or close its plants in Italy. In 2002, the Company sold both of its plants in Italy. During the latter portion of 2001, as a part of its European restructuring plans, the Company committed to a plan to sell or close plants in Germany. On March 31, 2003, the Company sold its two German plants.

o In its South American operations in the first half of 2001, the Company experienced a downturn in financial performance in its operations in Argentina and, later in 2001, the Company's operations in Argentina were subjected to the severe downturn in the Argentine economy.

(See "--Results of Operations" for a discussion of impairment charges.)

         For the year ended December 31, 2003, 84.4% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were generated by customers with whom the Company has been doing business for over 12 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales in each of the years ended December 31, 2003, 2002 and 2001. The Company's sales to this customer were 14.6%, 16.4% and 17.4% for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also had sales to two other customers which exceeded 10% of total sales for the year ended December 31, 2003. The Company's sales to these customers were 11.0% and 10.6% of total sales for the year ended December 31, 2003. For the year ended December 31, 2003, approximately 78% and 22% of the sales to these three customers were made in North America and Europe, respectively.

         Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in North America during 2003, 2002 and 2001:

                               YEAR
                               ----
                     2003      2002      2001
                     ----      ----      ----

        PET         $0.64     $0.58     $0.65

        HDPE         0.50      0.41      0.43

         In general, the Company's dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for the Company's products, because industry practice and the Company's agreements with its customers permit substantially all resin price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that its cost of goods sold, as well as other expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.

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


RESULTS OF OPERATIONS

         The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                            2003             2002              2001
                            ----             ----              ----
                                         (IN MILLIONS)
North America (1) ..  $809.6    82.7%   $745.0    82.2%   $742.5    80.4%
Europe .............   143.9    14.7     138.5    15.3     154.3    16.7
South America (1) ..    25.2     2.6      23.2     2.5      26.3     2.9
                      ------   -----    ------   -----    ------   -----
Total Net Sales ....  $978.7   100.0%   $906.7   100.0%   $923.1   100.0%
                      ======   =====    ======   =====    ======   =====

(1) Beginning January 1, 2002, the North America segment has included Mexico and the Latin America segment became the South America segment. 2001 net sales in Mexico, which are included in South America, are insignificant.

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                    2003           2002            2001
                                    ----           ----            ----
                                               (IN MILLIONS)
Food and Beverage ............ $573.0  58.5%  $515.4   56.9%  $511.6   55.4%
Household and Personal Care ..  191.6  19.6    186.0   20.5    208.5   22.6
Automotive Lubricants ........  214.1  21.9    205.3   22.6    203.0   22.0
                               ------  -----  ------  -----   ------  -----
Total Net Sales .............. $978.7  100.0% $906.7  100.0%  $923.1  100.0%
                               ======  =====  ======  =====   ======  =====


2003 COMPARED TO 2002

         Net Sales. Net sales for the year ended December 31, 2003 increased $72.0 million, or 7.9%, to $978.7 million from $906.7 million for the year ended December 31, 2002. The increase in sales was primarily due to an increase in resin pricing combined with a 9.6% increase in units sold, principally due to additional food and beverage container business where units increased by 21.1%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, all of which were sold or closed as of December 31, 2003. Excluding business impacted by the European restructuring, sales for the year ended December 31, 2003 would have increased approximately 11% compared to the sales for the year ended December 31, 2002 and unit volume would have increased approximately 13%. On a geographic basis, sales for the year ended December 31, 2003 in North America increased $64.6 million, or 8.7%, from the year ended December 31, 2002 and included higher units sold of 7.1%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $38.0 million, $16.0 million and $10.6 million, respectively, to the increase. Units sold in North America increased by 19.3% in the food and beverage business, decreased by 16.6% in the household and personal care business, primarily due to voluntary reductions of low margin business, and decreased by 2.3% in the automotive lubricants business. Sales for the year ended December 31, 2003 in Europe increased $5.4 million, or 3.9%, compared to sales for the year ended December 31, 2002. The increase was primarily due to exchange rate changes of approximately $21.5 million, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the year ended December 31, 2003 would have increased approximately $30.2 million, or approximately 27%, compared to the year ended December 31, 2002. Units sold in Europe increased 14.2% and, excluding business impacted by the European restructuring, would have increased approximately 23% compared to the same period last year. Sales in South America for the year ended December 31, 2003 increased $2.0 million, or 8.6%, from the year ended December 31, 2002, in part due to an increase in units sold of 9.7% offset by exchange rate changes of approximately $1.3 million.

     Gross Profit. Gross profit for the year ended December 31, 2003 increased $18.9 million to $183.0 million from $164.1 million for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 increased $0.9 million in North America, increased $19.1 million in Europe and decreased $1.1 million in South America when compared to the year ended December 31, 2002. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business in Europe of $5.9 million, a net reduction of restructuring and customer consolidation expenses in North America and Europe of $14.9 million, a net reduction in project costs of $1.3 million and net exchange rate gains of $3.7 million, offset by a decrease in gross profit related to ongoing business in North America of $6.8 million. The decrease in gross profit in North America was due to volume growth and operational improvements more than offset by competitive pricing and increases in wages, benefits and other inflationary costs.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 increased $3.0 million to $66.8 million from $63.8 million for the year ended December 31, 2002. The increase was primarily due to increases in North America and Europe. The increase in North America was primarily due to an increase in the allowance for doubtful accounts of $2.0 million related to potential losses for one of the Company's larger customers, Hi-Country, against which the Company has filed an involuntary Chapter 7 bankruptcy petition, expansion into Mexico and an increase in product development expenses, partially offset by a decrease in compensation-related expenses and non-recurring charges. The increase in Europe was primarily due to an increase in expenses due to exchange rates, partially offset by reductions in non-recurring charges and costs related to locations in Europe that were sold during 2002 and 2003. The Company's total non-recurring charges were $4.3 million and $5.6 million for the years ended December 31, 2003 and 2002, respectively, comprised primarily of global reorganization costs ($3.5 million) and other costs ($0.8 million) for the year ended December 31, 2003 and costs related to the postponed equity offering and concurrent transactions ($3.0 million) and global reorganization costs ($2.6 million) for the year ended December 31, 2002. Selling, general and administrative expenses as a percent of sales decreased to 6.8% of sales for the year ended December 31, 2003 from 7.0% of sales for the year ended December 31, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales remained constant at 6.4% for both years ended December 31, 2003 and 2002.

         Impairment Charges. During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

O Germany (Europe) - the Company's commitment to a plan to sell this location; and

O United States (North America) - a significant change in the ability to utilize certain assets.

         During 2002, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

O Germany (Europe) - the Company's commitment to a plan to sell this location; and

O Certain plant in Louisiana (North America) - the Company's commitment to a plan to close this location.

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $1.9 million for the year ended December 31, 2003.

         For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment changes of $0.6 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. These assets have no remaining carrying amount at December 31, 2003. Discrete financial information is not available for these assets that are held for disposal.

         Interest Expense, Net. Interest expense, net increased $14.8 million to $96.6 million for the year ended December 31, 2003 from $81.8 million for the year ended December 31, 2002. The increase was primarily related to the refinancing of the Company's prior Senior Credit Agreement, which resulted in the write-off of debt issuance fees of $6.6 million and higher LIBOR margins under the Company's New Senior Credit Agreement, partially offset by a decline in interest rates.

         Other (Income) Expense, Net. Other income was $0.3 million for the year ended December 31, 2003 as compared to other expense of $0.1 million for the year ended December 31, 2002. The higher income was primarily due to higher foreign exchange gains in the year ended December 31, 2003 as compared to the year ended December 31, 2002.


         Income Tax Provision. Income tax provision increased $2.8 million to $6.8 million for the year ended December 31, 2003 from $4.0 million for the year ended December 31, 2002. The increase was primarily related to increased taxable earnings in certain of the Company's European and Mexican subsidiaries for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

         Minority Interest. Minority interest decreased $0.9 million to $0.8 million for the year ended December 31, 2003 from $1.7 million for the year ended December 31, 2002, primarily related to the Company's joint venture in Mexico.

         Net Income (Loss). Primarily as a result of factors discussed above, net income was $9.7 million for the year ended December 31, 2003 compared to net income of $7.6 million for the year ended December 31, 2002.


2002 COMPARED TO 2001

         Net Sales. Net sales for the year ended December 31, 2002 decreased $16.4 million, or 1.8%, to $906.7 million from $923.1 million for the year ended December 31, 2001. The decrease in sales was primarily due to a decrease in resin pricing combined with the Company's restructuring process in Europe, which includes the sale or closing of seven non-strategic locations of which four locations had already been sold or closed in 2002, partially offset by a 7.6% increase in units sold, principally due to additional food and beverage container business where units increased by 11.8%. Excluding business impacted by the European restructuring, sales for the year ended December 31, 2002 would have increased approximately 3% compared to the sales for the year ended December 31, 2001 and unit volume would have increased approximately 14%. On a geographic basis, sales for the year ended December 31, 2002 in North America increased $2.5 million, or 0.3%, from the year ended December 31, 2001 and included higher units sold of 9.1%. North American sales in the food and beverage business and the automotive lubricants business contributed $3.2 million and $4.0 million, respectively, to the increase, while sales in the household and personal care business were $4.7 million lower. Units sold in North America increased by 12.3% in the food and beverage business, 1.8% in the household and personal care business and 7.6% in the automotive lubricants business. Sales for the year ended December 31, 2002 in Europe decreased $15.8 million, or 10.2%, from the year ended December 31, 2001. The decrease in sales is primarily due to the European restructuring. Overall, the European sales reflected a 5.3% increase in units sold. Exchange rate changes increased sales by approximately $5.5 million. Excluding business impacted by the European restructuring, sales in Europe for the year ended December 31, 2002 would have increased approximately $23.2 million compared to sales for the year ended December 31, 2001 and unit volume in Europe would have increased approximately 25% compared to the same period last year. Sales in South America for the year ended December 31, 2002 decreased $3.1 million, or 11.8%, for the year ended December 31, 2001, primarily due to unfavorable exchange rate changes of approximately $11.0 million, partially offset by a 3.1% increase in units sold and increased pricing principally due to a pass through of increased costs.

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

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 increased $5.5 million to $63.8 million from $58.3 million for the year ended December 31, 2001. The increase in 2002 selling, general and administrative expenses was primarily due to an increase in certain non-recurring charges, which were $5.6 million and $1.0 million for the years ended December 31, 2002 and December 31,

2001, respectively, comprised primarily of costs related to the postponed equity offering and concurrent transactions ($3.0 million) and global reorganization costs ($2.6 million) for the year ended December 31, 2002 and global reorganization costs ($0.8 million) for the year ended December 31, 2001. As a percent of sales, selling, general and administrative expenses increased to 7.0% of sales in 2002 from 6.3% of sales in 2001. Excluding non-recurring charges, as a percent of sales, selling, general and administrative expenses increased to 6.4% of sales in 2002 from 6.2% of sales in 2001.


         Impairment Charges. During 2002, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and

o Certain plant in Louisiana (North America) - the Company's commitment to a plan to close this location.

         During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

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

         Special Charges and Unusual Items. There were no special charges and unusual items in 2002. In 2001 special charges and unusual items related to compensation costs related to the Recapitalization (see "Business - The Recapitalization" (Item 1) for a further discussion of the recapitalization compensation).

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


EFFECT OF CHANGES IN EXCHANGE RATES

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $24.5 million for the year ended December 31, 2003, increased comprehensive income by $12.5 million for the year ended December 31, 2002 and decreased comprehensive income by $10.4 million for the year ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         In 2003, 2002 and 2001, the Company generated a total of $230.6 million of cash from operations, $2.7 million from increased indebtedness, $48.9 million from capital contributions and $2.9 million from minority shareholder contributions. This $285.1 million, in addition to a reduction in cash of $2.8 million, was primarily used to fund $258.6 million of capital expenditures, $4.3 million of investments, $4.2 million of net expenditures for the sales of businesses, $20.6 million of debt issuance fee payments and $0.2 million of other net uses.

         The Company's Senior Credit Agreement currently consists of a Term Loan to the Operating Company with an initial Term Loan commitment totaling $570.0 million and a Revolving Credit Facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010.
The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on the earlier of February 14, 2008 and the Term Loan maturity date. The Term Loan and Revolving Credit Facility will become due on July 15, 2007 if the Senior Subordinated Notes due 2008 have not been refinanced by January 15, 2007. The Term Loan will become due on July 15, 2008 if the Senor Discount Notes due 2009 have not been refinanced by January 15, 2008.

         The Recapitalization included the issuance of $225.0 million of Senior Subordinated Notes due 2008 and the issuance of $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009 which yielded gross proceeds of $100.6 million. At December 31, 2003, the aggregate accreted value of the Senior Discount Notes was $169.0 million. On May 28, 2003, the Company Issuers issued $100.0 million aggregate principal amount of Additional Notes, under the February 2, 1998 Senior Subordinated Indenture. The Additional Notes were issued in exchange for, and in full satisfaction of, $100.0 million aggregate principal amount of Tranche II term loans then outstanding under the Company's Senior Credit Agreement. On January 20, 2004, the Company Issuers consummated an exchange offer pursuant to which the Company Issuers issued $100.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B (the "Registered Additional Notes"), which were registered under the Securities Act, in exchange for equal principal amounts of Additional Notes. The Registered Additional Notes, together with the $225.0 million aggregate principal amount of notes issued in 1998, are herein collectively referred to as the "Senior Subordinated Notes." The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

         At December 31, 2003, the Company's total indebtedness was $1,097.4 million.

         Unused lines of credit at December 31, 2003 and 2002 were $133.7 million and $97.9 million, respectively. Substantially all unused lines of credit have no major restrictions, except as described in Item 13 ("Certain Relationships and Related Transactions"), and are provided under notes between the Company and the lending institution.

         The Senior Credit Agreement and Indentures contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. In addition, under the Senior Credit Agreement, the Company is required to satisfy specified financial ratios and tests. Covenant compliance EBITDA is used to determine the Company's compliance with many of these covenants.

         Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Senior Credit Agreement and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement, non-cash equity in earnings of joint ventures, other non-cash charges, recapitalization expenses, special charges and unusual items and certain other charges to net income (loss).

         Covenant compliance EBITDA was $207.1 million, $202.9 million and $175.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. All of the components of covenant compliance EBITDA for these periods, to the extent applicable in any given period, are derived from information presented in our financial statements included elsewhere in this Annual Report on Form 10-K, other than non-cash equity in earnings of joint ventures and other non-cash charges and certain other charges. For the years ended December 31, 2003, 2002 and 2001, non-cash equity in loss of joint ventures was $0.0 million, $0.0 million and $0.2 million, respectively, and other non-cash charges and certain other charges (which includes global reorganization, project startup, systems conversion, aborted acquisition, legal and other costs) were $17.9 million ($3.2 million for North America, $13.6 million for Europe and $1.1 million for South America), $25.8 million ($10.2 million for North America, $15.5 million for Europe and $0.1 million for South America) and $9.3 million ($5.4 million for North America, $3.5 million for Europe and $0.4 million for South America), respectively.

         The breach of covenants in the Senior Credit Agreement that are tied to ratios based on covenant compliance EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Senior Credit Agreement requires that Graham Packaging Company, L.P. maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 2.25x and a net debt to covenant compliance EBITDA ratio starting at a maximum of $5.50x, in each case for the most recent four quarter period. The minimum cash interest ratio under the Company's prior senior credit agreement was 2.0x in 2002 and 1.9x in 2001; the maximum net debt to covenant compliance EBITDA ratio was 4.9x in 2002 and 5.5x in 2001. For the years ended December 31, 2003, 2002 and 2001, Graham Packaging Company, L.P.'s covenant compliance EBITDA to cash interest ratios were 3.0x, 3.3x and 2.2x, respectively, and Graham Packaging Company, L.P.'s net debt to covenant compliance EBITDA ratios were 4.5x, 4.4x and 5.1x, respectively. The ability of Graham Packaging Company, L.P. to incur additional debt and make certain restricted payments under its Indentures is tied to a covenant compliance EBITDA to interest expense ratio of 1.75 to 1, except that Graham Packaging Company, L.P. may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the credit agreement and investments equal to 10% of Graham Packaging Company, L.P.'s total assets. For the years ended December 31, 2003, 2002 and 2001, the covenant compliance EBITDA to interest expense ratios under the Indentures were 3.0x, 3.3x and 2.2x, respectively.

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

         Total capital expenditures, excluding acquisitions, for 2003, 2002 and 2001 were $91.8 million, $92.4 million and $74.3 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $25 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

         For the fiscal year 2004, the Company expects to incur approximately $145.0 million of capital investments, including $13.3 million related to the purchase of the remaining 42.25% interest in Masko Graham which is expected to occur no later than April 2004. However, total capital investments for 2004 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital investments of approximately $80.0 million at December 31, 2003, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See "-Transactions with Affiliates."

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


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table sets forth the Company's contractual obligations and commitments as of December 31, 2003:


                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------
                                                           2005 AND   2007 AND   2009 AND
CONTRACTUAL OBLIGATIONS               TOTAL       2004       2006       2008      BEYOND
-----------------------               -----       ----       ----       ----      ------
                                                         (IN MILLIONS)
Long-term debt                       $1,084.4     $10.2     $ 65.9     $585.2     $423.1
Capital lease obligations                13.0       2.0        4.5        6.2        0.3
Operating leases                         85.8      16.1       24.5       19.8       25.4
Capital expenditures                     80.0      44.0       24.0       12.0         --
                                     --------     -----     ------     ------     ------
Total contractual cash obligations   $1,263.2     $72.3     $118.9     $623.2     $448.8
                                     ========     =====     ======     ======     ======


         In addition to the amounts included above, in 2004 the Company expects to make cash contributions to its domestic pension plans of approximately $3.4 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2003, the Company has no off-balance sheet arrangements.


TRANSACTIONS WITH AFFILIATES

         The Company's relationship with Graham Engineering is significant to the business of the Company. It provides the Company with equipment, technology and services. The Company is a party to an Equipment Sales, Services and License Agreement with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, and related technical support. The Company paid Graham Engineering approximately $9.3 million, $20.2 million and $23.8 million for such services and equipment for the years ended December 31, 2003, 2002 and 2001, respectively.

         On July 9, 2002, the Company and Graham Engineering amended the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. As a result of the carry-forwards from 2002 and the payments in 2003, the minimum purchase commitment for 2003 has been met.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and services to the Company, for which the Company paid approximately $2.6 million, $5.4 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         Graham Family Growth Partnership has supplied management services to the Company since 1998. The Company paid Graham Family Growth Partnership approximately $1.0 million, $1.1 million and $1.0 million for its services for the years ended December 31, 2003, 2002 and 2001, respectively, including the $1.0 million per year fee paid pursuant to the Holdings Partnership Agreement.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.0 million, $1.1 million and $1.0 million for its services for the years ended December 31, 2003, 2002 and 2001, respectively, including the $1.0 million per year fee paid pursuant to the Blackstone Monitoring Agreement.


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

         During 2003 the Company entered into four new interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized loss of $2.4 million for the year ended December 31, 2003. Approximately 43% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $2.4 million unrealized loss recorded in OCI as of December 31, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

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

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the years ended December 31, 2003 and 2002, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2003.

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

Income Taxes

         The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company's assumptions regarding future realization may change due to future operating performance and other factors.

         For disclosure of all of the Company's significant accounting policies see Note 1 to Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had significant long and short-term debt commitments outstanding as of December 31, 2003. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments, including derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the tables present principal cash flows and related actual weighted average interest rates as of December 31, 2003 and 2002. For fixed rate debt obligations, the following tables present principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2003 and 2002 for the receive rate. Note 9 of the Notes to Consolidated Financial Statements should be read in conjunction with the tables below.


                          EXPECTED MATURITY DATE OF LONG-TERM DEBT (INCLUDING CURRENT PORTION) AND INTEREST   FAIR VALUE
                                            RATE SWAP AGREEMENTS AT DECEMBER 31, 2003                          DECEMBER
                         ------------------------------------------------------------------------------------
                               2004       2005        2006         2007        2008   THEREAFTER     TOTAL     31, 2003
                               ----       ----        ----         ----        ----   ----------     -----     --------
                                                             (DOLLARS IN THOUSANDS)
Interest rate sensitive
liabilities:
Variable rate
    borrowings,
    including
    short-term amounts        $9,874    $20,135     $45,135      $45,135    $289,635   $254,099    $664,013    $664,013
  Average interest rate        6.55%      5.18%       5.18%        5.18%       5.06%      5.19%       5.15%
Fixed rate borrowings         $2,283     $2,701      $2,459       $6,282    $250,402   $169,309    $433,436    $442,678
  Average interest rate        7.51%      7.55%       7.52%        7.68%       8.75%     10.74%       9.49%
Total interest rate

sensitive liabilities        $12,157    $22,836     $47,594      $51,417    $540,037   $423,408  $1,097,449  $1,106,691
                             =======    =======     =======      =======    ========   ========  ==========  ==========
Derivatives matched
  against liabilities:
  Pay fixed swaps                 --         --    $400,000           --          --         --    $400,000     $(2,428)
  Pay rate                        --         --       2.60%           --          --         --       2.60%
  Receive rate                    --         --        2.32           --          --         --        2.32



                          EXPECTED MATURITY DATE OF LONG-TERM DEBT (INCLUDING CURRENT PORTION) AND INTEREST   FAIR VALUE
                                            RATE SWAP AGREEMENTS AT DECEMBER 31, 2002                          DECEMBER
                         ------------------------------------------------------------------------------------
                               2003       2004        2005         2006        2007   THEREAFTER     TOTAL     31, 2002
                               ----       ----        ----         ----        ----   ----------     -----     --------
                                                                (DOLLARS IN THOUSANDS)
Interest rate sensitive
liabilities:
Variable rate
    borrowings,
    including
    short-term amounts       $30,348   $248,726     $65,589     $242,810     $74,172    $75,235    $736,880    $736,880
  Average interest rate        3.94%      3.58%       3.76%        4.01%       4.03%      5.54%       3.99%
Fixed rate borrowings         $2,594      $2,006     $2,325       $2,086      $5,874   $318,862    $333,747    $333,715
  Average interest rate        8.67%       8.60%      8.64%        8.62%       8.80%      9.81%       9.76%
Total interest rate
sensitive liabilities        $32,942   $250,732     $67,914     $244,896     $80,046   $394,097  $1,070,627  $1,070,595
                             =======   ========     =======     ========     =======   ========  ==========  ==========
Derivatives matched
  against liabilities:
  Pay fixed swaps           $300,000                    --            --          --         --    $300,000     $(6,237)
  Pay rate                     5.25%         --         --            --          --         --       5.25%
  Receive rate                  1.33         --         --            --          --         --        1.33


Long-term debt amounts at December 31, 2002 above were not adjusted to reflect the February 14, 2003 Senior Credit Agreement.

There were no forward exchange contracts outstanding as of December 31, 2003 or December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                        NUMBER

Independent Auditors' Report                                             35

Audited Financial Statements                                             36

    Consolidated Balance Sheets at December 31, 2003 and 2002            36

    Consolidated Statements of Operations for the years ended
    December 31, 2003, 2002 and 2001                                     37

    Consolidated Statements of Partners' Capital (Deficit) for the
    years ended December 31, 2003, 2002 and 2001                         38

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001                                     39

    Notes to Consolidated Financial Statements                           40

INDEPENDENT AUDITORS' REPORT



To the Partners
Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 16, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                              ------------
                                                                          2003           2002
                                                                          ----           ----
         ASSETS
Current assets:
  Cash and cash equivalents                                           $    7,067     $    7,299
  Accounts receivable, net                                                96,456         97,933
  Inventories                                                             66,568         62,660
  Prepaid expenses and other current assets                               19,222         18,289
                                                                      ----------     ----------
Total current assets                                                     189,313        186,181
Property, plant and equipment:
  Machinery and equipment                                              1,041,524        954,088
  Land, buildings and leasehold improvements                             105,392        102,211
  Construction in progress                                                37,680         22,043
                                                                      ----------     ----------
                                                                       1,184,596      1,078,342
  Less accumulated depreciation and amortization                         561,354        500,380
                                                                      ----------     ----------
Property, plant and equipment, net                                       623,242        577,962
Goodwill                                                                  17,288          5,566
Other non-current assets                                                  46,251         28,602
                                                                      ----------     ----------
Total assets                                                          $  876,094     $  798,311
                                                                      ==========     ==========

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                    $   70,833     $   77,022
  Accrued expenses                                                        99,922         92,210
  Current portion of long-term debt                                       12,157          7,992
                                                                      ----------     ----------
Total current liabilities                                                182,912        177,224
Long-term debt                                                         1,085,292      1,062,635
Other non-current liabilities                                             17,030         14,655
Minority interest                                                         12,400          4,104
Commitments and contingent liabilities (see Notes 18 and 19)                 --              --
Partners' capital (deficit):
  General partners                                                       (20,282)       (20,769)
  Limited partners                                                      (390,182)      (399,580)
  Notes and interest receivable for ownership interests                   (2,749)        (2,593)
  Accumulated other comprehensive income (loss)                           (8,327)       (37,365)
                                                                      ----------     ----------
Total partners' capital (deficit)                                       (421,540)      (460,307)
                                                                      ----------     ----------
Total liabilities and partners' capital (deficit)                     $  876,094     $  798,311
                                                                      ==========     ==========



          See accompanying notes to consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                2003              2002              2001
                                                                ----              ----              ----

Net sales                                                    $ 978,736         $ 906,705         $ 923,068
Cost of goods sold                                             795,770           742,604           771,201
                                                             ---------         ---------         ---------

Gross profit                                                   182,966           164,101           151,867
Selling, general, and administrative expenses                   66,841            63,732            58,230
Impairment charges                                               2,509             5,129            37,988
Special charges and unusual items                                   --                --               147
                                                             ---------         ---------         ---------


Operating income                                               113,616            95,240            55,502
Interest expense                                                97,063            82,080            99,052
Interest income                                                   (477)             (296)             (612)
Other (income) expense, net                                       (325)              179               199
                                                             ---------         ---------         ---------


Income (loss) before income taxes and minority interest         17,355            13,277           (43,137)
Income tax provision                                             6,809             4,002               303
Minority interest                                                  796             1,713               530
                                                             ---------         ---------         ---------

Net income (loss)                                            $   9,750         $   7,562         $ (43,970)
                                                             =========         =========         =========


Net income (loss) allocated to general partners                $   487           $   378          $ (2,198)
Net income (loss) allocated to limited partners                $ 9,263           $ 7,184          $(41,772)



          See accompanying notes to consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                                                           NOTES AND
                                                                                            INTEREST     ACCUMULATED
                                                                                           RECEIVABLE       OTHER
                                                              GENERAL        LIMITED     FOR OWNERSHIP  COMPREHENSIVE
                                                              PARTNERS       PARTNERS      INTERESTS    INCOME (LOSS)      TOTAL
                                                              --------       --------      ---------    -------------      -----
Consolidated balance at January 1, 2001                      $(21,451)     $(412,546)      $(1,147)       $(29,235)     $(464,379)

   Net loss for the year                                       (2,198)       (41,772)           --              --        (43,970)
   Cumulative effect of change in accounting for
    derivatives                                                    --             --            --             392            392
   Changes in fair value of derivatives                            --             --            --         (13,537)       (13,537)
   Additional minimum pension liability                            --             --            --          (1,937)        (1,937)
   Cumulative translation adjustment                               --             --            --         (10,383)       (10,383)
                                                                                                                        ---------

   Comprehensive income (loss)                                                                                            (69,435)

   Capital contribution                                          2,500         47,500       (1,146)             --         48,854
   Interest on notes receivable for ownership interests             --             --         (150)             --           (150)
   Recapitalization (unearned compensation expense)                  2             54           --              --             56
                                                             ---------     ----------      -------        --------      ---------

Consolidated balance at December 31, 2001                      (21,147)      (406,764)      (2,443)        (54,700)      (485,054)

   Net income for the year                                         378          7,184           --              --          7,562
   Changes in fair value of derivatives                             --             --           --           6,909          6,909
   Additional minimum pension liability                             --             --           --          (2,051)        (2,051)
   Cumulative translation adjustment                                --             --           --          12,477         12,477
                                                                                                                        ---------

   Comprehensive income                                                                                                    24,897

   Interest on notes receivable for ownership interests             --             --         (150)             --           (150)
                                                             ---------     ----------      -------        --------      ---------

Consolidated balance at December 31, 2002                      (20,769)      (399,580)       (2,593)       (37,365)       (460,307)

   Net income for the year                                         487          9,263            --             --           9,750
   Changes in fair value of derivatives                             --             --            --          3,808           3,808
   Additional minimum pension liability                             --             --            --            706             706
   Cumulative translation adjustment                                --             --            --         24,524          24,524
                                                                                                                        ----------

   Comprehensive income                                                                                                     38,788
   Stock compensation expense                                       --            135            --             --             135
   Interest on notes receivable for ownership interests             --             --          (156)            --            (156)
                                                             ---------      ---------      --------       --------      ----------

Consolidated balance at December 31, 2003                    $(20,282)     $(390,182)      $  (2,749)     $  (8,327)    $ (421,540)
                                                             ========      =========       =========      =========     ==========


          See accompanying notes to consolidated financial statements.


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                         2003            2002            2001
                                                                         ----            ----            ----

Operating activities:
 Net income (loss)                                                   $    9,750      $    7,562      $  (43,970)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                        71,784          75,840          71,707
    Amortization of debt issuance fees                                   11,671           4,572           4,637
    Impairment charges                                                    2,509           5,129          37,988
    Accretion of Senior Discount Notes                                      623          16,739          14,959
    Unrealized loss on termination of cash flow hedge                     4,783              --              --
    accounting
    Stock compensation expense                                              135              --              --
    Minority interest                                                       796           1,713             530
    Equity in loss of joint venture                                          --              --             246
    Foreign currency transaction (gain) loss                             (1,309)             27             219
    Interest receivable for ownership interests                            (156)           (150)           (150)
    Other non-cash Recapitalization expense                                  --              --              56
  Changes in operating assets and liabilities, net of
    acquisitions/sales of businesses:
    Accounts receivable                                                   8,926          (6,265)         21,029
    Inventories                                                          (2,581)         (4,017)          4,020
    Prepaid expenses and other current assets                               229          (3,879)         (2,151)
    Other non-current assets and liabilities                            (13,328)           (414)         (7,180)
    Accounts payable and accrued expenses                                (8,130)         (4,488)        (49,453)
                                                                     ----------      ----------      ----------
Net cash provided by operating activities                                85,702          92,369          52,487

Investing activities:
    Purchases of property, plant and equipment                          (91,826)        (92,437)        (74,315)
    Acquisitions of/investments in businesses, net of
    cash acquired                                                        (4,112)             --            (163)
    Net proceeds from (expenditures for) sales of businesses                 19          (4,193)             --
    Other                                                                    --              --          (2,680)
Net cash used in investing activities                                   (95,919)        (96,630)        (77,158)

Financing activities:
    Proceeds from issuance of long-term debt                          1,071,164         496,227         708,542
    Payment of long-term debt                                        (1,045,180)       (494,880)       (733,202)
    Notes receivable for ownership interests                                 --              --          (1,146)
    Capital contributions                                                    --              --           50,000
    Contributions from (to) minority shareholders                         2,931              --             (15)
    Debt issuance fees                                                  (20,700)             --             106
Net cash provided by financing activities                                 8,215           1,347          24,285

Effect of exchange rate changes                                           1,770           1,181            (426)
                                                                     ----------      ----------      ----------
Decrease in cash and cash equivalents                                      (232)         (1,733)           (812)
Cash and cash equivalents at beginning of year                            7,299           9,032           9,844
                                                                     ----------      ----------      ----------
Cash and cash equivalents at end of year                             $    7,067      $    7,299      $    9,032
                                                                     ==========      ==========      ==========

Supplemental disclosures
Non-cash investing and financing activities:
    Acquisition liability (see Note 3)                               $   13,324      $       --      $       --


          See accompanying notes to consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the operations of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"); Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); Graham Packaging Italy, S.r.L.; Graham Packaging France Partners; Graham Packaging Poland, L.P.; Graham Packaging do Brasil Industria e Comercio S.A.; Graham Packaging Europe SNC; Graham Packaging Canada Limited; Graham Recycling Company, L.P.; Graham Packaging U.K. Ltd.; Graham Packaging European Services, Ltd.; Graham Plastik Ambalaj A.S.; Graham Packaging Deutschland GmbH; Graham Packaging Argentina S.A.; Graham Innopack de Mexico S. de R.L. de C.V.; Graham Packaging Belgium S.A.; Graham Packaging Iberica S.L.; and subsidiaries thereof. In addition, the consolidated financial statements of the Company include GPC Capital Corp. I, a wholly owned subsidiary of the Operating Company and GPC Capital Corp. II, a wholly owned subsidiary of Holdings. The purpose of GPC Capital Corp. I is solely to act as co-obligor with the Operating Company under the Senior Subordinated Notes (as herein defined) and as co-borrower with the Operating Company under the Senior Credit Agreement (as herein defined), and the purpose of GPC Capital Corp. II is solely to act as co-obligor with Holdings under the Senior Discount Notes (as herein defined) and as co-guarantor with Holdings of the Senior Credit Agreement. GPC Capital Corp. I and GPC Capital Corp. II have only nominal assets and do not conduct any independent operations. Since March 30, 2001 the consolidated financial statements of the Company include the operations of Masko Graham Spolka Z.O.O. ("Masko Graham") as a result of acquiring an additional 1% interest, for a then total of 51% interest, in a joint venture. (Refer to Note 3 for a discussion of this investment). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Since the Recapitalization (as herein defined - see Note 2), Holdings has had no assets, liabilities or operations other than its direct and indirect investments in the Operating Company, its ownership of GPC Capital Corp. II, which has only nominal assets and does not conduct any independent operations, and its obligations under the Senior Discount Notes and related unamortized issuance costs. Holdings has fully and unconditionally guaranteed the Senior Subordinated Notes of the Operating Company and GPC Capital Corp. I on a senior subordinated basis. Holdings is jointly and severally liable with GPC Capital Corp. II with respect to all obligations on the Senior Discount Notes. The Operating Company is the sole source of revenue for Holdings and GPC Capital Corp. II. As a result, Holdings and GPC Capital Corp. II rely on distributions from the Operating Company to satisfy all of their debt obligations.

Description of Business

         The Company focuses on the sale of high performance plastic packaging products principally to large, multinational companies in the food and beverage, household and personal care and automotive lubricants industries. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain, Turkey and the United States.

Revenue Recognition

         The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates and returns.

Shipping and Handling Costs

         Shipping and handling costs are included as a component of cost of goods sold in the consolidated statements of operations.

Cash and Cash Equivalents

         The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003
Inventories

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

Other Non-current Assets

         Other non-current assets primarily include debt issuance fees, prepaid pension assets and patent costs. Debt issuance fees totaled $23.8 million and $14.7 million as of December 31, 2003 and 2002, respectively. These amounts are net of accumulated amortization of $27.5 million and $22.4 million as of December 31, 2003 and 2002, respectively. Amortization is computed by the effective interest method over the term of the related debt.

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

         During 2003 the Company entered into four new interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized loss of $2.4 million for the year ended December 31, 2003.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

Approximately 43% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $2.4 million unrealized loss recorded in OCI as of December 31, 2003.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the Senior Credit Agreement on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

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

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the years ended December 31, 2003, 2002 and 2001, there was no net gain or loss recognized in earnings as a result of fair value hedges. The Company has no outstanding forward exchange contracts as of December 31, 2003.

Benefit Plan Accruals

         The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, "Employer's Accounting for Pensions."

Foreign Currency Translation

         The Company uses the local currency as the functional currency for all foreign operations, except as noted below. All assets and liabilities of such foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners' capital (deficit). Exchange gains and losses arising from transactions denominated in foreign currencies other than the functional currency of the entity entering into the transactions are included in current operations. For operations in highly inflationary economies, the Company remeasures such entities' financial statements as if the functional currency was the U.S. dollar.

Comprehensive Income

         Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Consolidated Statements of Partners' Capital (Deficit). Cumulative foreign currency translation loss adjustments totaled $2.6 million and $27.2 million as of December 31, 2003 and 2002, respectively. Cumulative losses on derivatives designated and accounted for as cash flow hedges totaled $2.4 million and $6.2 million as of December 31, 2003 and 2002, respectively. Minimum pension liability loss adjustments totaled $3.3 million and $4.0 million as of December 31, 2003 and 2002, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

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

Option Plan

         The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting For Stock Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The exercise prices of all Units were equal to or greater than the fair market value of the Units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. However, as part of the North American reduction in force that occurred in 2003, certain individuals were terminated and were allowed to keep their Unit Options, resulting in compensation cost for the year ended December 31, 2003 under SFAS 123 of $0.1 million. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the entire option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income (loss) for 2003, 2002 and 2001 would have been reflected as follows (in thousands):

                              YEAR ENDED DECEMBER 31,
                              -----------------------
                           2003         2002        2001
                           ----         ----        ----
     As reported          $9,750       $7,562    $(43,970)
     Pro forma             9,525        7,057     (44,223)

         The weighted average fair value at date of grant for options granted in 2003 and 2002 was $3,292 and $2,995 per Option, respectively. The fair value of each Option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 2003: pay out yield 0%, expected volatility of 0%, risk free interest rate of 2.64% and expected life of 4.5 years; and in 2002: pay out yield 0%, expected volatility of 0%, risk free interest rate of 2.55% and expected life of
4.5 years.

Postemployment Benefits

         The Company maintains a supplemental income plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $1.6 million and $1.2 million as of December 31, 2003 and 2002, respectively, were included in other non-current liabilities.

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

Variable Interest Entities

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46, as revised in December 2003, establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Company adopted FIN 46 on June 30, 2003 and the adoption of FIN 46 did not have a significant impact on its results of operations or financial position.

Financial Instruments

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. The FASB is addressing certain implementation issues associated with SFAS 150. On October 29, 2003, the FASB decided to defer the recognition and measurement provisions of SFAS 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. See Note 3 for a discussion of the liability recorded for the acquisition of Masko Graham.

Leases

         In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. Arrangements initiated after June 29, 2003 have been accounted for in accordance with EITF 01-8.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

       o The contribution by certain Graham Entities to the Company of their ownership interests in certain partially-owned subsidiaries of Holdings and certain real estate used but not owned by Holdings and its subsidiaries;
          o The initial borrowing by the Operating Company of $403.5 million in connection with a senior credit agreement entered into by and among the Operating Company, Holdings and a syndicate of lenders;
               o The issuance of $225.0 million Senior Subordinated Notes by the Operating Company and $100.6 million gross proceeds ($169.0 million aggregate principal amount at maturity) Senior Discount Notes by Holdings. A wholly owned subsidiary of each of the Operating Company and Holdings serves as co-issuer with its parent for its respective issue of notes; o The repayment by the Operating Company of substantially all of the existing indebtedness and accrued interest of Holdings and its subsidiaries; o The distribution by the Operating Company to Holdings of all of the remaining net proceeds of the bank borrowings and the Senior Subordinated Notes (other than amounts necessary to pay certain fees and expenses and payments to Management); o The redemption by Holdings of certain partnership interests in Holdings held by the Graham Entities for $429.6 million; o The purchase by the Equity Investors of certain partnership interests in Holdings held by the Graham Entities for $208.3 million; o The repayment by the Graham Entities of amounts owed to Holdings under the $20.2 million promissory notes; o The recognition of additional compensation expense under an equity appreciation plan; o The payment of certain bonuses and other cash payments and the granting of certain equity awards to senior and middle level management; o The execution of various other agreements among the parties; and o The payment of a $6.2 million tax distribution by the Operating Company on November 2, 1998 to certain Graham Entities for tax periods prior to the Recapitalization.

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


Current assets .............................   $   479
Property, plant and equipment ..............     4,689
Other assets ...............................     1,052
Goodwill ...................................     4,032
                                               -------

Total ......................................    10,252
Less liabilities assumed ...................     6,906
                                               -------

Net cost of acquisition ....................   $ 3,346
                                               =======

Purchase of additional interest in Masko Graham Joint Venture

         On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a then total interest of 51%. On December 29, 2003 Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's total interest to 57.75%. On December 29, 2003 the Company agreed to buy the remaining shares owned by the minority partners for approximately $13.3 million. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets is estimated to be $18.9 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisitions were recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham are consolidated in the financial statements of the Company beginning on March 30, 2001. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The December 29, 2003 purchase price allocation is preliminary pending a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Current assets .............................   $ 3,743
Property, plant and equipment ..............     8,210
Goodwill ...................................    12,658
Elimination of minority interest ...........     5,788
                                               -------

Total ......................................    30,399
Less liabilities assumed ...................    11,474
                                                ------

Net cost of acquisition ....................   $18,925
                                               =======

Pro Forma Information

         The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of Masko Graham had taken place at the beginning of each period presented:

                              YEAR ENDED DECEMBER 31,
                              -----------------------
                                2003          2002
                                ----          ----
                                  (IN THOUSANDS)
    Net sales                 $978,736      $906,705
    Net income                  10,583         8,509

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduced minority interest and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of each period presented, or of future results of operations of the entities.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


4. ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of an allowance for doubtful accounts of $7.6 million and $4.3 million at December 31, 2003 and 2002, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

         The Company had sales to one customer which exceeded 10% of total sales in each of the years ended December 31, 2003, 2002 and 2001. The Company's sales to this customer were 14.6%, 16.4% and 17.4% for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also had sales to two other customers which exceeded 10% of total sales for the year ended December 31, 2003. The Company's sales to these customers were 11.0% and 10.6% of total sales for the year ended December 31, 2003. For the year ended December 31, 2003, approximately 78% and 22% of the sales to these three customers were made in North America and Europe, respectively.


5. INVENTORIES

         Inventories, at lower of cost or market, consisted of the following:

                                         DECEMBER 31,
                                         ------------
                                      2003         2002
                                      ----         ----
                                       (IN THOUSANDS)
Finished goods                      $42,760      $43,786
Raw materials and parts              23,808       18,874
                                    -------      -------
                                    $66,568      $62,660
                                    =======      =======


6. IMPAIRMENT CHARGES

         During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and
o United States (North America) - a significant change in the ability to utilize certain assets.

         During 2002, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and
o Certain plant in Louisiana (North America) - the Company's commitment to a plan to close this location.

         During 2001, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $1.9 million and $4.1 million for the years ended December 31, 2003 and 2001, respectively.

         For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.6 million, $5.1 million and $24.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. These assets have no remaining carrying amount as of December 31, 2003. Discrete financial information is not available for these assets that are held for disposal.

         Similarly, the Company evaluated the recoverability of its enterprise goodwill applicable to these locations, and consequently recorded impairment charges of $9.1 million for the year ended December 31, 2001. Goodwill was evaluated for impairment and the resulting impairment charge recognized based on a comparison of the related net book value of the location to projected discounted future cash flows of the location. The Company has determined that there was no goodwill impairment for the years ended December 31, 2003 and 2002.


7. ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                          DECEMBER 31,
                                                          ------------
                                                       2003         2002
                                                       ----         ----
                                                        (IN THOUSANDS)

Accrued employee compensation and benefits           $23,591      $36,062
Accrued interest                                      21,257       11,120
Accrued sales allowance                                7,637        9,919
Minority interest purchase                            13,324           --
Other                                                 34,113       35,109
                                                     -------      -------
                                                     $99,922      $92,210
                                                     =======      =======

         For the years ended December 31, 2003 and 2002, the Company incurred costs of employee termination benefits in France of $5.1 million and $9.0 million, respectively, which included the legal liability of severing 149 employees. The Company terminated 25 of these employees as of December 31, 2002. The remaining 124 employees were terminated during the year ended December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. In addition, for the year ended December 31, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 were accounted for in accordance with SFAS 146. The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                      North
                                         France       America
                                       Reduction     Reduction
                                        in Force      in Force        Total
                                        --------      --------        -----
Reserves at December 31, 2001
Increase in reserves                  $  9,015       $               $  9,015
Cash payments                               --             --             --
                                      --------       --------       --------
Reserves at December 31, 2002         $  9,015       $     --       $  9,015
Increase in reserves                     5,076          2,068          7,144
Cash payments                          (13,296)          (630)       (13,926)
                                      --------       --------       --------
Reserves at December 31, 2003         $    795       $  1,438       $  2,233
                                      ========       ========       ========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

8. DEBT ARRANGEMENTS

         Long-term debt consisted of the following:

                                                DECEMBER 31,
                                                ------------
                                             2003           2002
                                             ----           ----
                                               (IN THOUSANDS)
Term loan                                $  568,000     $  502,000
Revolving loan                               14,500        155,500
Revolving credit facilities                   5,739          3,483
Senior Subordinated Notes                   325,000        225,000
Senior Discount Notes                       169,000        168,377
Capital leases                               13,052         14,400
Other                                         2,158          1,867
                                         ----------     ----------
                                          1,097,449      1,070,627
Less amounts classified as current           12,157          7,992
                                         ----------     ----------
                                         $1,085,292     $1,062,635
                                         ==========     ==========

         The majority of the Company's prior credit facilities were refinanced on February 14, 2003 when the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new senior credit agreement (the "Senior Credit Agreement"). The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Loans"). The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. $100.0 million of Tranche II Term Loans were repaid May 28, 2003 in connection with the issuance of $100.0 million Senior Subordinated Notes. The remaining Term Loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010. The Revolving Credit Loan facility expires on the earlier of February 14, 2008 and the Term Loan maturity date. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.75% to 3.25%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.75% to 4.25%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2003 the Company was in compliance with all covenants.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         The Recapitalization also included the issuance of $225.0 million in Senior Subordinated Notes of the Operating Company and $100.6 million gross proceeds in Senior Discount Notes ($169.0 million aggregate principal amount at maturity) of Holdings. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million (including the notes issued in 2003) at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with cash interest payable beginning to accrue on January 15, 2003 at 10.75%. The effective interest rate to maturity on the Senior Discount Notes is 10.75%.

         During 2003, the Operating Company entered into four interest rate swap agreements that effectively fix the interest rate on $400.0 million of the Term Loans, on $300.0 million through March 24, 2006 at a weighted average rate of 2.54% and on $100.0 million through September 11, 2006 at 2.80%.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

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

          The Company's weighted average effective rate on the outstanding borrowings under the Term Loans and Revolving Credit Loans was 5.18% and 3.80% at December 31, 2003 and 2002, respectively, excluding the effect of interest rate swaps.

         The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, Euros and Polish Zloty, with aggregate available borrowings at December 31, 2003 equivalent to $8.3 million. The Company's average effective rate on borrowings of $5.7 million on these credit facilities at December 31, 2003 was 7.6%. The Company's average effective rate on borrowings of $3.5 million on these credit facilities at December 31, 2002 was 15.8%.

         Interest paid during 2003, 2002 and 2001, net of amounts capitalized of $1.6 million, $1.5 million and $2.6 million, respectively, totaled $74.5 million, $62.0 million and $81.9 million, respectively.

         The annual debt service requirements of the Company for the succeeding five years are as follows: 2004--$12.2 million; 2005--$22.8 million; 2006--$47.6 million; 2007--$51.4 million; and 2008--$540.0 million.


9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

         The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

         The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

         The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes the Senior Discount Notes and $250.0 million of Senior Subordinated Notes and totaled approximately $433.4 million and $333.7 million at December 31, 2003 and 2002, respectively. The fair value of this long-term debt, including the current portion, was approximately $442.7 million and $333.7 million at December 31, 2003 and 2002, respectively.

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

          Interest rate swap agreements are used to hedge exposure to interest rates associated with the Company's Senior Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swaps are recorded on the balance sheet in accrued expenses and other non-current liabilities at fair value. The hedges are highly effective as the defined in SFAS 133, with the effective portion of the cash flow hedges recorded in OCI.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

         The following table presents information for all interest rate swaps. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

                                      DECEMBER 31,
                                      ------------
                                   2003         2002
                                   ----         ----
                                     (IN THOUSANDS)
Notional amount                  $400,000    $300,000
Fair value - liability             (2,428)     (6,237)

         Derivatives are an important component of the Company's interest rate management program, leading to acceptable levels of variable interest rate risk. Due to sharply declining interest rates in 2003, 2002 and 2001, the effect of derivatives was to increase interest expense by $10.2 million, $12.5 million and $7.0 million for 2003, 2002 and 2001, respectively, compared to an entirely unhedged variable rate debt portfolio.

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

         Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2003 or December 31, 2002.

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


10. LEASE COMMITMENTS

         The Company was a party to various leases involving real property and equipment during 2003, 2002 and 2001. Total rent expense for operating leases amounted to $23.8 million in 2003, $22.9 million in 2002 and $22.2 million in 2001. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2003 are as follows: 2004--$16.1 million; 2005--$13.4 million; 2006--$11.1 million; 2007--$10.4 million; 2008--$9.4 million; and thereafter--$25.4 million. Minimum future lease obligations on capital leases in effect at December 31, 2003 are as follows: 2004--$2.0 million; 2005--$2.4 million; 2006--$2.1 million; 2007--$6.0 million; 2008--$0.3 million; and thereafter--$0.3 million. The gross amount of assets under capital leases was $20.8 million and $20.8 million as of December 31, 2003 and 2002, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

11. TRANSACTIONS WITH AFFILIATES

         Transactions with entities affiliated through common ownership included the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                  2003         2002         2001
                                                                  ----         ----         ----
                                                                          (IN THOUSANDS)
Equipment and related services purchased from affiliates          $ 9,325      $20,220      $23,838

Goods and related services purchased from affiliates              $ 2,586      $ 5,380      $ 1,066

Management services provided by affiliates, including
  management, legal, tax, accounting, insurance, treasury
  and employee benefits administration services                   $ 2,070      $ 2,250      $ 2,034

Services provided and sales to affiliates, including
  administrative services, engineering services and raw
  materials                                                       $    --      $   759      $     2

Loans to Management for equity contribution                       $    --      $    --      $ 1,146

Interest income on notes receivable from owners                   $   156      $   150      $   150



Account balances with affiliates include the following:

                                                      AS OF DECEMBER 31,
                                                      ------------------
                                                      2003         2002
                                                      ----         ----
                                                        (IN THOUSANDS)
Accounts receivable                                 $ 1,482      $ 1,425
Accounts payable                                    $ 1,747      $14,469
Notes and interest receivable for ownership
 interests                                          $ 2,749      $ 2,593


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

         Using the most recent actuarial valuations the following table sets forth the change in the Company's benefit obligation and pension plan assets at market value for the years ended December 31, 2003 and 2002:

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                                                                             2003           2002
                                                                             ----           ----
                                                                               (IN THOUSANDS)
Change in benefit obligations:
------------------------------
Benefit obligation at beginning of year                                  $ (52,200)     $ (43,768)
Service cost                                                                (3,095)        (2,786)
Interest cost                                                               (3,453)        (3,023)
Benefits paid                                                                3,752            857
Employee contribution                                                           --            (54)
Change in benefit payments due to experience                                  (250)            90
Effect of exchange rate changes                                               (904)          (910)
Divestitures                                                                   560             --
Curtailments                                                                    --          1,365
Settlements                                                                  7,677           (320)
Increase in benefit obligation due to change in discount rate               (4,445)        (2,721)
(Increase) decrease in benefit obligation due to plan experience              (581)           790
Increase in benefit obligation due to plan change                             (145)        (1,720)
                                                                         ---------      ---------
Benefit obligation at end of year                                        $ (53,084)     $ (52,200)
                                                                         ==========     =========

Change in plan assets:
----------------------
Plan assets at market value at beginning of year                         $  34,951      $  33,616
Actual return on plan assets                                                 5,296         (1,961)
Foreign currency exchange rate changes                                         712            748
Employer contribution                                                        4,819          3,346
Employee contribution                                                           --             54
Settlements                                                                 (7,975)            --
Benefits paid                                                               (3,743)          (852)
                                                                         ---------      ---------
Plan assets at market value at end of year                               $  34,060      $  34,951
                                                                         =========      =========

Funded status                                                            $ (19,024)     $ (17,249)
Unrecognized net actuarial loss                                             13,591         11,692
Unrecognized prior service cost                                              3,129          3,237
                                                                         ---------      ---------
Net amount recognized                                                    $  (2,304)     $  (2,320)
                                                                         =========      =========

Amounts recognized in the statement of financial position consist of:
---------------------------------------------------------------------
Prepaid benefit cost                                                      $     --      $     164
Accrued benefit liability                                                   (8,716)        (9,782)
Intangible asset                                                             3,130          3,310
Accumulated other comprehensive income                                       3,282          3,988
                                                                          --------      ---------
Net amount recognized                                                     $ (2,304)     $  (2,320)
                                                                          ========      =========

         The accumulated benefit obligation of all defined benefit pension plans was $42.6 million and $44.1 million at December 31, 2003 and 2002, respectively.

         The Company's net pension cost for its defined benefit pension plans includes the following components:

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           2003        2002        2001
                                           ----        ----        ----
                                                  (IN THOUSANDS)
Service cost                             $ 3,095     $ 2,786     $ 2,804
Interest cost                              3,453       3,023       2,668
Net investment return on plan assets      (5,309)      1,574         318
Curtailment (gain) loss                       --         (66)        310
Net amortization and deferral              3,621      (3,930)     (3,054)
Settlement Loss                              420         320          --
                                         -------     -------     -------
Net periodic pension costs               $ 5,280     $ 3,707     $ 3,046
                                         =======     =======     =======



                                                                      ACTUARIAL ASSUMPTIONS
                                                                      ---------------------
                                                                                     UNITED
                                                       U.S.           CANADA         KINGDOM       GERMANY
                                                       ----           ------         -------       -------

Discount rate  - 2003                                  6.25%          6.00%            N/A          5.50%
               - 2002                                  6.75%          6.50%           5.50%         5.25%
               - 2001                                  7.25%          6.50%           5.50%         6.00%

Long-term rate of return on plan assets - 2003         8.75%          8.00%            N/A           N/A
                                        - 2002         9.00%          8.00%           4.50%          N/A
                                        - 2001         9.00%          8.00%           7.75%          N/A

Weighted average rate of increase for future
  compensation levels  - 2003                          4.50%          5.00%            N/A          1.50%
                       - 2002                          4.50%          5.00%            N/A          2.00%
                       - 2001                          4.75%          5.00%           4.00%         3.00%


         Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on Plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. The expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company's actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on Plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2003, our asset allocation was 65% with equity managers, 32% with fixed income managers and 3% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology the Company's expected long-term rate of return assumption is 8.75% in 2003 and 2004.

         In accordance with the provisions of FAS No. 87, the Company has recognized an additional minimum pension liability at December 31, 2003 of $6.4 million ($7.3 million at December 31, 2002) for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost.

         The Company made cash contributions to the U.S. Pension Plan in 2003 of $3.6 million and paid benefit payments of $0.7 million. The Company estimates that based on current actuarial calculations it will make cash contributions to the U.S. Pension Plan in 2004 of $3.4 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

         The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the defined contribution plan for 2003, 2002 and 2001 were $1.7 million, $1.2 million and $1.1 million, respectively.


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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

         IPO Reorganization. "IPO Reorganization" means the transfer of all or substantially all of Holdings' assets and liabilities to GPC Capital Corp. II ("CapCo II") in contemplation of an initial public offering of the shares of common stock of CapCo II. The Holdings Partnership Agreement provides that, without the approval of each general partner, the IPO Reorganization may not be effected through any entity other than CapCo II.


14. OPTION PLAN

         Pursuant to the Recapitalization Agreement, the Company has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

         The Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings at the date of the Recapitalization (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.01% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 631.0 Units, representing a total of up to 4.5% of the equity of Holdings.

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

         A committee has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. During 2001, 51.1 Unit Options were forfeited and Options to purchase 46.0 Units were granted. During 2002, no Unit Options were forfeited and Options to purchase 49.9 Units were granted. During 2003, 3.6 Unit Options were forfeited and Options to purchase 98.4 Units were granted. As of December 31, 2003, 625.8 Unit Options were outstanding. The exercise prices per Unit for these outstanding Unit Options were $25,789, $29,013 and $29,606 for Units granted of 500.0, 31.0 and 94.8, respectively. As of December 31, 2003, 414.6 Unit Options outstanding were vested, 404.3 at an exercise price of $25,789 and
10.3 at an exercise price of $29,013.

         A summary of the changes in the Unit Options outstanding under the Option Plan as of December 31, 2003, 2002 and 2001 is as follows:


                                          2003                       2002                      2001
                                          ----                       ----                      ----
                                   UNITS     WEIGHTED         UNITS     WEIGHTED         UNITS     WEIGHTED
                                   UNDER      AVERAGE         UNDER      AVERAGE         UNDER      AVERAGE
                                   OPTION  EXERCISE PRICE     OPTION  EXERCISE PRICE     OPTION  EXERCISE PRICE
                                   ------  --------------     ------  --------------     ------  --------------
Outstanding at beginning of year   531.0       $25,977        481.1       $25,789        486.2       $25,789
Granted                             98.4        29,606         49.9        27,792         46.0        25,789
Exercised                            0.0        25,869          0.0        25,789          0.0        25,789
Forfeited                           (3.6)       29,606          0.0        25,789        (51.1)       25,789
                                   -----                      -----                      -----
Outstanding at end of year         625.8        26,527        531.0        25,977        481.1        25,789
                                   =====                      =====                      =====


         The following table summarizes information relating to Unit Options outstanding under the Option Plan at December 31, 2003:


                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          OPTIONS        WEIGHTED AVERAGE       WEIGHTED          OPTIONS        WEIGHTED
     EXERCISE           OUTSTANDING         REMAINING            AVERAGE        EXERCISABLE       AVERAGE
      PRICES            AT 12/31/03      CONTRACTUAL LIFE     EXERCISE PRICE    AT 12/31/03    EXERCISE PRICE
      ------            -----------      ----------------     --------------    -----------    --------------
$25,789 to $29,606         625.8                5.6              $26,527         414.6           $25,869

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

15. SPECIAL CHARGES AND UNUSUAL ITEMS

         The special charges and unusual items were as follows:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                          2003       2002      2001
                                          ----       ----      ----
                                                (IN THOUSANDS)

Recapitalization compensation            $ --       $ --       $147

          Recapitalization expenses relate to stay bonuses and the granting of certain ownership interests to Management pursuant to the terms of the Recapitalization (see Note 2). These expenses have been fully recognized over the three years from the date of the Recapitalization.


16. OTHER (INCOME) EXPENSE, NET

         Other (income) expense, net consisted of the following:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                         2003          2002          2001
                                         ----          ----          ----
                                                  (IN THOUSANDS)
Foreign exchange (gain) loss           $ (336)       $  265        $ (176)
Equity in loss of joint ventures           --            --           246
Other                                      11           (86)          129
                                       ------        ------        ------
                                       $ (325)       $  179        $  199
                                       =======       ======        ======


17. INCOME TAXES

         Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $208.5 million at December 31, 2003 and $250.0 million at December 31, 2002.

         Income of certain legal entities related principally to the foreign operations of the Company is taxable to the legal entities. The following table sets forth the deferred tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities of such entities:

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003



                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                              (IN THOUSANDS)

Deferred tax assets:
  Net operating loss carryforwards                                                    $ 60,820         $ 42,080
  Fixed assets, principally due to differences in depreciation and
   assigned values                                                                       1,492            7,012
  Accrued retirement indemnities                                                           955              972
  Inventories                                                                               19               48
  Accruals and reserves                                                                    877            3,548
  Capital leases                                                                           495              426
  Other items                                                                              178              569
                                                                                      --------         --------
Gross deferred tax assets                                                               64,836           54,655
Valuation allowance                                                                    (53,287)         (45,880)
                                                                                      --------         --------
Net deferred tax assets                                                                 11,549            8,775

Deferred tax liabilities:
  Fixed assets, principally due to differences in depreciation and
   assigned values                                                                      14,817           10,442
  Goodwill                                                                                  79               --
  Other items                                                                              430               77
                                                                                      --------         --------

Gross deferred tax liabilities                                                          15,326           10,519
                                                                                      --------         --------

Net deferred tax liabilities                                                          $  3,777        $   1,744
                                                                                      ========        =========


         Current deferred tax assets of $0.3 million in 2003 and $0.3 million in 2002 are included in prepaid expenses and other current assets. Current deferred tax liabilities of $0.1 million in 2003 and none in 2002 are included in accrued expenses. Non-current deferred tax liabilities of $4.0 million in 2003 and $2.0 million in 2002 are included in other non-current liabilities.

         The valuation allowance reduces the Company's deferred tax assets to an amount that Management believes is more likely than not to be realized.

         The provision for income taxes is comprised of $5.3 million, $2.6 million and $1.2 million of current provision and $1.5 million, $1.4 million and none of deferred provision for the years 2003, 2003 and 2001, respectively, and $0.9 million of deferred tax benefit for 2001. The amounts relate entirely to the Company's foreign legal entities.

         The difference between the 2003 actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:


                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                            2003             2002             2001
                                                            ----             ----             ----
                                                                          (IN THOUSANDS)
Taxes at U.S. federal statutory rate                      $  6,074         $  4,647         $(15,098)
Partnership income not subject to federal income taxes      (2,632)         (10,246)             281
Foreign loss without current tax benefit                     5,463           10,037           15,260
Change in valuation allowance                               (2,174)            (227)             (23)
Other                                                           78             (209)            (117)
                                                          --------         --------         --------
                                                          $  6,809         $  4,002         $    303
                                                          ========         ========         ========


         At December 31, 2003, the Company's various taxable entities had net operating loss carryforwards for purposes of reducing future taxable income by approximately $183.8 million, for which no benefit has been recognized. Of this amount, $7.8 million are related to carryfowards in Argentina, Mexico, Turkey and the U.K. that will expire, if unused, at various dates ranging from 2004 to 2013, with $0.6 million of these carryforwards expiring in 2004, $0.5 million in 2005, $0.7 million in 2006, $0.9 million in 2007, $0.7 million in 2008 and $4.4 million from 2009 through 2013. $22.0 million of the losses are capital losses

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

incurred in France ($21.7 million) and Canada ($0.3 million) which can only offset capital gains. The French capital losses will expire, if unused, in 2011 ($8.1 million) and 2012 (13.6 million). The Canadian capital losses have no expiration date. The remaining carryfowards, which relate to taxes in France ($138.3 million), Germany ($15.6 million) and Brazil ($0.1 million), have no expiration date.

         At December 31, 2003, the unremitted earnings of non-U.S. subsidiaries totaling $30.5 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. If such earnings were remitted to the United States, approximately $3.5 million of withholding taxes would apply.


18. COMMITMENTS

         In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $80.0 million at December 31, 2003, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See Note 19.


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

         On July 9, 2002, the Company and Graham Engineering amended the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. As a result of the carry-forwards from 2002 and the payments in 2003, the minimum purchase commitment for 2003 has been met.


20. SEGMENT INFORMATION

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company's measure of profit or loss is operating income (loss). Segment information for the three years ended December 31, 2003, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                                                         NORTH                     SOUTH
                                               YEAR     AMERICA       EUROPE      AMERICA    ELIMINATIONS     TOTAL
                                               ----     -------       ------      -------    -------------    -----
                                                                       (A)                        (B)
                                                                          (IN THOUSANDS)
Net sales (c)                                  2003     $809,638     $143,905      $25,486     $    (293)    $978,736
                                               2002      744,967      138,498       23,240                    906,705
                                               2001      742,450      154,268       26,350                    923,068

Special charges and unusual items              2003     $     --     $     --      $    --                   $     --
                                               2002           --           --           --                         --
                                               2001          147           --           --                        147

Operating income (loss) (d)                    2003     $104,892     $  7,623      $  1,101                  $ 113,616
                                               2002      109,363      (16,159)        2,036                     95,240
                                               2001       98,756      (37,707)       (5,547)                    55,502

Depreciation and amortization (e)              2003     $ 75,703     $  6,141      $  1,611                  $  83,455
                                               2002       67,407       11,357         1,648                     80,412
                                               2001       61,977       11,361         3,006                     76,344

Impairment charges                             2003     $  2,145     $    364      $     --                  $   2,509
                                               2002        1,088        4,041            --                      5,129
                                               2001        1,135       31,274         5,579                     37,988

Interest expense (income), net (e)             2003     $ 93,838     $  2,651      $     97                  $  96,586
                                               2002       80,389        1,439           (44)                    81,784
                                               2001       96,639        1,326           475                     98,440

Income tax provision (benefit)                 2003     $  1,500     $  4,801      $    508                  $   6,809
                                               2002          631        2,529           842                      4,002
                                               2001        (998)          586           715                        303

Identifiable assets (c)                        2003     $961,287     $195,427      $ 29,211    $(309,831)    $ 876,094
                                               2002      910,731      153,834        18,463     (284,717)      798,311
                                               2001      842,888      144,106        27,935     (256,368)      758,561

Goodwill                                       2003     $  3,515     $ 13,066      $    707                  $  17,288
                                               2002        3,515        1,333           718                      5,566
                                               2001        3,515        1,203         1,682                      6,400

Capital expenditures, excluding acquisitions   2003     $ 76,578     $  7,941      $  7,328    $     (21)    $  91,826
                                               2002       83,913        7,137         1,417          (30)       92,437
                                               2001       46,242       23,683         4,390                     74,315


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

(c) The Company's net sales for Europe include sales in France which totaled approximately $75.1 million, $74.8 million and $93.1 million for 2003, 2002 and 2001, respectively. Identifiable assets in France totaled approximately $99.1 million, $93.6 million and $82.8 million as of December 31, 2003, 2002 and 2001, respectively.

(d) In 2002 the Company changed its measurement method used to determine reported segment profit or loss by allocating certain selling, general and administrative costs incurred in North America to Europe and South America. The effect in 2003 was an increase in operating income for North America of $2.2 million and decreases of $1.8 million and $0.4 million for Europe and South America, respectively. The effect in 2002 was an increase in operating income for North America of $4.3 million and decreases of $3.7 million and $0.6 million for Europe and South America, respectively.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003

(e)  Includes amortization of debt issuance fees.

Product Net Sales Information

         The following is supplemental information on net sales by product category:

                FOOD AND      HOUSEHOLD AND     AUTOMOTIVE
                BEVERAGE      PERSONAL CARE     LUBRICANTS        TOTAL
                --------      -------------     ----------        -----
                                     (IN THOUSANDS)
    2003        $572,969        $191,648        $214,119        $978,736
    2002         515,375         185,975         205,355         906,705
    2001         511,542         208,514         203,012         923,068


21. CONDENSED GUARANTOR DATA

         On May 28, 2003 the Operating Company and GPC Capital Corp. I co-issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008. The notes were issued under the February 2, 1998 Senior Subordinated Indenture, under which the $225.0 million of Senior Subordinated Notes issued in connection with the Recapitalization were issued. Holdings has fully and unconditionally guaranteed these notes, as well as the previously issued Senior Subordinated Notes, on a senior subordinated basis. Both the Operating Company and GPC Capital Corp. I are 100%-owned subsidiaries of Holdings. The notes were issued in exchange for, and in full satisfaction of, $100.0 million aggregate principal amount of Tranche II term loans then outstanding under the Company's Senior Credit Agreement.

         The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, non-guarantor subsidiaries and GPC Capital Corp. I.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                 GRAHAM       GRAHAM
                                                PACKAGING    PACKAGING                     GPC
                                                HOLDINGS     COMPANY,         NON-       CAPITAL
                                                 COMPANY       L.P.        GUARANTORS     CORP.I   ELIMINATIONS   CONSOLIDATED
                                                 -------       ----        ----------     ------   ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents..................   $      --     $     847     $   6,220     $     --   $      --     $    7,067
 Accounts receivable, net...................          --        52,668        43,788           --          --         96,456
 Inventories................................          --        51,319        15,249           --          --         66,568
 Prepaid expenses and other current assets..          --         5,403        13,819           --          --         19,222
                                               ---------     ---------     ---------     --------   ---------     ----------
Total current assets.........................         --       110,237        79,076           --          --        189,313
Property, plant and equipment, net...........         --       451,681       171,561           --          --        623,242
Goodwill.....................................         --         3,939        13,349           --          --         17,288
Net intercompany.............................         --        71,563            --           --     (71,563)            --
Investment in subsidiaries...................         --       102,724            --           --    (102,724)            --
Other non-current assets.....................      3,082        42,036         1,133           --          --         46,251
                                               ---------     ---------     ---------     --------   ---------     ----------
Total assets.................................  $   3,082     $ 782,180     $ 265,119     $     --   $(174,287)     $ 876,094
                                               =========     =========     =========     ========   ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses......   $   8,328     $  91,004     $  71,423     $     --   $      --     $  170,755
 Current portion of long-term debt..........          --         7,637         4,520           --          --         12,157
                                               ---------     ---------     ---------     --------    --------     ----------
Total current liabilities....................      8,328        98,641        75,943           --          --        182,912
Long-term debt...............................    169,000       915,007         1,285           --          --      1,085,292
Other non-current liabilities................         --         8,833         8,197           --          --         17,030
Investment in subsidiaries...................    240,301            --            --           --    (240,301)            --
Net intercompany.............................      6,993            --        64,570           --     (71,563)            --
Minority interest............................         --            --        12,400           --          --         12,400
Commitments and contingent liabilities.......         --            --            --           --          --             --
Partners' capital (deficit)..................   (421,540)     (240,301)      102,724           --     137,577       (421,540)
                                               ---------     ---------     ---------     --------   ---------     ----------
Total liabilities and partners' capital
 (deficit)..................................   $   3,082     $ 782,180     $ 265,119    $     --    $(174,287)    $  876,094
                                               =========     =========     =========     ========   ==========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents..................   $      --     $   1,781     $   5,518      $   --    $      --     $    7,299
 Accounts receivable, net...................          --        58,704        39,229          --           --         97,933
 Inventories................................          --        51,114        11,546          --           --         62,660
 Prepaid expenses and other current assets..          --         8,720         9,569          --           --         18,289
                                                --------     ---------     ---------      ------    ---------     ----------
Total current assets........................          --       120,319        65,862          --           --        186,181
Property, plant and equipment, net..........          --       439,354       138,608          --           --        577,962
Goodwill....................................          --         3,939         1,627          --           --          5,566
Net intercompany............................          --        76,373            --          --      (76,373)            --
Investment in subsidiaries..................          --        58,959            --          --      (58,959)            --
Other non-current assets....................       3,595        23,169         1,838          --           --         28,602
                                               ---------     ---------      --------      ------    ---------     ----------
Total assets................................   $   3,595     $ 722,113      $207,935      $   --    $(135,332)    $  798,311
                                               =========     =========      =========     ======    =========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses......   $      --     $ 103,685     $  65,547      $   --    $      --     $  169,232
 Current portion of long-term debt..........          --         6,085         1,907          --           --          7,992
                                                --------     ---------     ---------      ------    ---------     ----------
Total current liabilities...................          --       109,770        67,454          --           --        177,224
Long-term debt..............................     168,378       893,019         1,238          --           --      1,062,635
Other non-current liabilities...............          --         7,855         6,800          --           --         14,655
Investment in subsidiaries..................     288,531            --            --          --     (288,531)            --
Net intercompany............................       6,993            --        69,380          --      (76,373)            --
Minority interest...........................          --            --         4,104          --           --          4,104
Commitments and contingent liabilities......          --            --            --          --           --             --
Partners' capital (deficit).................    (460,307)     (288,531)       58,959          --      229,572       (460,307)
                                               ---------     ---------     ---------      ------    ---------     ----------
Total liabilities and partners' capital
(deficit)...................................   $   3,595     $ 722,113     $ 207,935      $   --    $(135,332)    $  798,311
                                               =========     =========     =========      ======    =========     ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Net sales...............................       $      --     $ 767,526     $ 211,210      $   --    $      --     $  978,736
Cost of goods sold......................              --       618,947       176,823          --           --        795,770
                                               ---------     ---------     ---------      ------    ---------     ----------
Gross profit............................              --       148,579        34,387          --           --        182,966
Selling, general, and administrative
expenses................................              --        49,332        17,509          --           --         66,841
Impairment charges......................              --         2,145           364          --           --          2,509
                                               ---------     ---------     ---------      ------    ---------     ----------
Operating income........................              --        97,102        16,514          --           --        113,616
Interest expense, net...................          18,546        74,950         3,090          --           --         96,586
Other (income) expense, net.............              --        (4,181)        3,856          --           --           (325)
Equity in earnings of subsidiaries......         (28,296)       (2,348)           --          --       30,644             --
                                               ---------     ---------     ---------      ------    ---------     ----------
Income (loss) before income taxes and
minority interest.......................           9,750        28,681         9,568          --      (30,644)        17,355
Income tax provision....................              --           385         6,424          --           --          6,809
Minority interest.......................              --            --           796          --           --            796
                                               ---------     ---------     ---------      ------    ---------     ----------
Net income (loss).......................       $   9,750     $  28,296     $   2,348      $   --     $(30,644)    $    9,750
                                               =========     =========     =========      ======     =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Net sales...............................       $      --     $ 710,244     $ 196,461      $   --     $     --     $ 906,705
Cost of goods sold......................              --       552,091       190,513          --           --       742,604
                                               ---------     ---------     ---------      ------     --------     ---------
Gross profit............................              --       158,153         5,948          --           --       164,101
Selling, general, and administrative
expenses................................              --        49,013        14,719          --           --        63,732
Impairment charges......................              --         1,088         4,041          --           --         5,129
                                               ---------     ---------     ---------      ------     --------     ---------
Operating income (loss).................              --       108,052       (12,812)         --           --        95,240
Interest expense, net...................          17,212        63,027         1,545          --           --        81,784
Other (income) expense, net.............              --          (338)          517          --           --           179
Equity in (earnings) loss of subsidiaries        (24,774)       20,570            --          --        4,204            --
                                               ---------     ---------     ---------      ------    ---------     ---------
Income (loss) before income taxes and
minority interest.......................           7,562        24,793       (14,874)         --       (4,204)       13,277
Income tax provision....................              --            19         3,983          --           --         4,002
Minority interest.......................              --            --         1,713          --           --         1,713
                                               ---------     ---------     ---------      ------    ---------     ---------
Net income (loss).......................       $   7,562     $  24,774     $ (20,570)     $   --    $  (4,204)    $   7,562
                                               =========     =========     =========      ======    =========     =========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Net sales...............................       $      --     $ 709,786     $ 213,282      $   --    $      --     $  923,068
Cost of goods sold......................              --       571,036       200,165          --           --        771,201
                                               ---------     ---------     ---------      ------    ---------     ----------
Gross profit............................              --       138,750        13,117          --           --        151,867
Selling, general, and administrative
expenses................................              --        39,350        18,880          --           --         58,230
Impairment charges......................              --            --        37,988          --           --         37,988
Special charges and unusual items.......              --           147            --          --           --            147
                                               ---------     ---------     ---------      ------    ---------     ----------
Operating income (loss).................              --        99,253       (43,751)         --           --         55,502
Interest expense, net...................          15,385        79,871         3,184          --           --         98,440
Other (income) expense, net.............              --        (3,097)        3,296          --           --            199
Equity in loss of subsidiaries..........          28,585        51,064            --          --      (79,649)            --
                                               ---------     ---------     ---------      ------    ---------     ----------
(Loss) income before income taxes and
minority interest.......................         (43,970)      (28,585)      (50,231)         --       79,649        (43,137)
Income tax provision....................              --            --           303          --           --            303
Minority interest.......................              --            --           530          --           --            530
                                               ---------     ---------     ---------      ------    ---------     ----------
Net (loss) income.......................       $ (43,970)    $ (28,585)    $ (51,064)     $   --    $  79,649     $  (43,970)
                                               =========     =========     =========      ======    =========     ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Operating activities:
Net cash (used in) provided by
  operating activities.................        $  (9,084)    $ 104,297     $  (9,511)     $   --    $      --    $    85,702

Investing activities:
   Purchases of property, plant and
     equipment.........................               --       (73,829)      (17,997)         --           --        (91,826)
   Acquisition of/investment in a
     business, net of cash  acquired...            9,084       (34,167)       20,971          --           --         (4,112)
   Net (expenditures for) proceeds from
   sale of business....................               --           (76)           95          --           --             19
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash provided by (used in)
  investing activities.................            9,084      (108,072)        3,069          --           --        (95,919)

Financing activities:
   Proceeds from issuance of long-term
     debt..............................               --     1,064,501         6,663          --           --      1,071,164
   Payment of long-term debt...........               --    (1,040,960)       (4,220)         --           --     (1,045,180)
   Contributions from minority
     shareholders......................               --            --         2,931          --           --          2,931
   Debt issuance fees..................               --       (20,700)           --          --           --        (20,700)
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash provided by financing
  activities...........................               --         2,841         5,374          --           --          8,215

Effect of exchange rate changes........               --            --         1,770          --           --          1,770
                                               ---------     ---------     ---------      ------    ---------     ----------
(Decrease) increase in cash and cash
equivalents............................               --          (934)          702          --           --           (232)
Cash and cash equivalents at beginning
 of period.............................               --         1,781         5,518          --           --          7,299
                                               ---------     ---------     ---------      ------    ---------    -----------

Cash and cash equivalents at end of
period                                         $      --     $     847     $   6,220      $   --    $      --    $     7,067
                                               =========     =========     =========      ======    =========    ===========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Operating activities:
Net cash provided by operating
  activities..........................         $      --     $  73,726     $  18,643      $   --    $      --     $   92,369

Investing activities:
   Purchases of property, plant
     and equipment....................                --       (63,945)      (28,492)         --           --        (92,437)
   Acquisition of/investment in a
     business, net of cash  acquired..                --       (17,210)       17,210          --           --             --
   Net proceeds from sale of business.                --            --        (4,193)         --           --         (4,193)
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash used in investing activities.                --       (81,155)      (15,475)         --           --        (96,630)

Financing activities:
   Proceeds from issuance of long-term
     debt.............................                --       277,950       218,277          --           --        496,227
   Payment of long-term debt..........                --      (272,472)     (222,408)         --           --       (494,880)
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash provided by (used in)
  financing activities................                --         5,478        (4,131)         --           --          1,347

Effect of exchange rate changes.......                --            --         1,181          --           --          1,181
                                               ---------     ---------     ---------      ------    ---------     ----------
(Decrease) increase in cash and cash
  equivalents.........................                --        (1,951)          218          --           --         (1,733)
Cash and cash equivalents at beginning
  of period...........................                --         3,732         5,300          --           --          9,032
                                               ---------     ---------     ---------      ------    ---------     ----------
Cash and cash equivalents at end of            $      --     $   1,781     $   5,518      $   --    $      --     $    7,299
  period..............................         =========     =========     =========      ======    =========     ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                GRAHAM        GRAHAM
                                                PACKAGING     PACKAGING                    GPC
                                                HOLDINGS      COMPANY,        NON-        CAPITAL
                                                COMPANY         L.P.       GUARANTORS     CORP. I  ELIMINATIONS  CONSOLIDATED
                                                -------         ----       ----------     -------  ------------  ------------
Operating activities:
Net cash provided by (used in)
operating activities.................          $      --     $  93,144     $ (40,657)     $   --    $      --     $   52,487
Investing activities:
   Purchases of property, plant and
     equipment.........................               --       (47,556)      (26,759)         --           --        (74,315)
   Acquisition of/investment in a
     business, net of cash  acquired...          (50,000)      (73,954)       73,791          --       50,000           (163)
   Other...............................               --           (75)       (2,605)         --           --         (2,680)
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash (used in) provided by
  investing activities.................          (50,000)     (121,585)       44,427          --       50,000        (77,158)

Financing activities:
   Proceeds from issuance of long-term
     debt..............................               --       349,350       359,192          --           --        708,542
   Payment of long-term debt...........               --      (371,830)     (361,372)         --           --       (733,202)
   Notes receivable for ownership
     interests.........................               --        (1,146)           --          --           --         (1,146)
   Contributions.......................           50,000        50,000            --          --      (50,000)        50,000
   Contributions to minority
     shareholders......................               --            --           (15)         --           --            (15)
   Debt issuance fees..................               --           106            --          --           --            106
                                               ---------     ---------     ---------      ------    ---------     ----------
Net cash provided by (used in)
  financing activities.................           50,000        26,480        (2,195)         --      (50,000)        24,285

Effect of exchange rate changes........               --            --          (426)         --           --           (426)
                                               ---------     ---------     ---------      ------    ---------     ----------
(Decrease) increase in cash and cash
  equivalents..........................               --        (1,961)        1,149          --           --           (812)
Cash and cash equivalents at beginning
  of period............................               --         5,693         4,151          --           --          9,844
                                               ---------     ---------     ---------      ------    ---------     ----------
Cash and cash equivalents at end of
  period...............................        $      --     $   3,732     $   5,300      $   --    $      --     $    9,032
                                               =========     =========     =========      ======    =========     ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2003


22. GOODWILL

         Effective January 1, 2002 the Company adopted SFAS 142. Therefore, the Company has ceased to amortize goodwill beginning January 1, 2002.

         SFAS 142 provides that prior year's results should not be restated. The following table presents the Company's operating results for the year ended December 31, 2001 reflecting the exclusion of goodwill amortization expense:

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                           2001
                                           ----
                                       (IN THOUSANDS)
Net (loss) as reported                  $(43,970)
Goodwill amortization                      1,031
                                        --------
As Adjusted                             $(42,939)
                                        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. ADVISORY COMMITTEE MEMBERS, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and Holdings and their respective ages and positions at December 31, 2003 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."


NAME                 AGE               POSITION
----                 ---               --------

Philip R. Yates       56      Chief Executive Officer and Chairman of the
                              Advisory Committee
Roger M. Prevot       44      President and Chief Operating Officer
John E. Hamilton      45      Chief Financial Officer of the Operating Company; Chief Financial Officer, Assistant
                              Treasurer and Assistant Secretary of Holdings
G. Robinson Beeson    55      Senior Vice President and General Manager, North America Automotive and South America
Scott G. Booth        47      Senior Vice President and General Manager, North America Household and Personal Care
Ashok Sudan           50      Senior Vice President and General Manager, Global Food and Beverage
Jay W. Hereford       53      Vice President, Finance and Information Technology of the Operating Company;
                              Assistant Treasurer and Assistant Secretary of Holdings
Chinh E. Chu          37      Member of the Advisory Committee of Holdings; Vice President, Secretary and Assistant
                              Treasurer of Holdings
Howard A. Lipson      39      Member of the Advisory Committee of Holdings; President, Treasurer and Assistant
                              Secretary of Holdings
David A. Stonehill    35      Member of the Advisory Committee of Holdings; Vice President, Assistant Treasurer and
                              Assistant Secretary of Holdings
Charles E. Kiernan    58      Member of the Advisory Committee of Holdings
Gary G. Michael       63      Member of the Advisory Committee of Holdings


         Philip R. Yates has served as Chief Executive Officer and Chairman of the Advisory Committee since July 2002. From February 2000 until July 2002, Mr. Yates served as Chief Executive Officer. From February 1998 until February 2000, Mr. Yates served as the Chief Executive Officer and President. Prior to February 1998, Mr. Yates served as President and Chief Operating Officer.

         Roger M. Prevot has served as President and Chief Operating Officer since February 2000. From February 1998 to February 2000, Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage. Prior to February 1998, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage.

         John E. Hamilton has served as Chief Financial Officer since January 1999. From February 1998 to January 1999, Mr. Hamilton served as Senior Vice President or Vice President, Finance and Administration. Prior to February 1998, Mr. Hamilton served as Vice President, Finance and Administration, North America.

         G. Robinson Beeson has served as Senior Vice President and General Manager, Automotive and South America, Senior Vice President and General Manager, Automotive or Vice President and General Manager, Automotive since February 1998. Prior to February 1998, Mr. Beeson served as Vice President and General Manager, U.S. Automotive.

         Scott G. Booth has served as Senior Vice President and General Manager, Household and Personal Care since February 1998. Prior to February 1998, Mr. Booth served as Vice President and General Manager, U.S. Household and Personal Care.

         Ashok Sudan has served as Senior Vice President and General Manager, Global Food and Beverage; Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins; or Vice President and General Manager, Europe since September 2000. Prior to September 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET; a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing.

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

         Chinh E. Chu is a Senior Managing Director of Blackstone, which he joined in 1990. Mr. Chu currently serves on the Boards of Directors of Haynes International, Inc., Nycomed Holdings and Nalco Holdings. Mr. Chu has served as a Member of the Advisory Committee since February 1998.

         Howard A. Lipson is a Senior Managing Director of Blackstone, which he joined in 1988. Mr. Lipson has served as a Member of the Advisory Committee since 1998. Mr. Lipson currently serves as Director of Allied Waste Industries, Universal Orlando, Volume Service America and Columbia House Holdings Inc.

         David A. Stonehill is a principal of Blackstone, which he joined in 2000. Mr. Stonehill has served as a Member of the Advisory Committee since July 2000. Mr. Stonehill currently serves as a Director of Universal Orlando and Columbia House Holdings Inc. Prior to joining Blackstone, Mr. Stonehill served as a Senior Vice President at Chartwell Investments Inc., where he had been employed since 1996.

         Charles E. Kiernan has been a Member of the Advisory Committee since July 2002. Mr. Kiernan was the Executive Vice President and a Member of the Executive Council for Aramark Corporation from 1998 to 2000, where he served as President of the Food and Support Services unit. Prior to 1998, Mr. Kiernan was employed by Duracell from 1986 to 1997. He served as the President and Chief Operating Officer of Duracell International Inc. from 1994 to 1997, during which time he also served as a Director of the company, and President of Duracell North America from 1992 to 1994. Mr. Kiernan served as a member of the Board of Trustees of the National Urban League.

         Gary Michael has been a Member of the Advisory Committee since October 2002. Mr. Michael currently serves as Interim President of the University of Idaho, effective June 2003. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson's, Inc., a national food and drug retailer from February 1991 until his retirement in April 2001. Prior to that he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson's and served on the Board of Directors from 1979 until his retirement. Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., Boise Cascade Corp., IdaCorp, Harrah's Entertainment, Inc. and The Clorox Company.

         The Boards of Directors of CapCo I and CapCo II are comprised of Philip
R. Yates, John E. Hamilton, Chinh E. Chu and David A. Stonehill. The Board of Directors of Investor LP is comprised of Howard A. Lipson, Chinh E. Chu and David A. Stonehill.

         Except as described above, there are no arrangements or understandings between any Member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed as a Member of the Advisory Committee or executive officer.

         Mr. Michael, who serves on the audit committee of the Company's Board of Advisors, is an audit committee financial expert. Mr. Michael is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act (based on Sections 303.01(B)(2)(a) and 303.01(3) of the New York Stock Exchange's listing standards).

         The Company continues to evaluate the adoption of a code of ethics for its chief executive officer and chief financial officer, but has not yet adopted such a code.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2003, 2002 and 2001, and their respective titles at December 31, 2003. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain and motivate all employees. From time to time, the compensation committee will review the Company's compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2003, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company's compensation structure in the United States, where the majority of its employees are located.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                                    -------------------                        ----------------------
                                                                                           AWARDS                   PAYOUTS
                                                                    OTHER    RESTRICTED   SECURITIES                ALL
                                                        BONUS       ANNUAL     STOCK      UNDERLYING      LTIP        OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY    EARNED (1)     COMP.     AWARDS       OPTIONS     PAYOUTS      COMP.(2)
---------------------------        ----     ------    ----------     -----     ------       -------     -------     --------
                                              $           $            $           $            #        $               $
Philip R. Yates                    2003    528,881          --         --           --           --       --          7,290
Chief Executive Officer            2002    465,492     816,348         --           --           --       --          5,140
                                   2001    435,011     630,766         --           --           --       --          4,260

Roger M. Prevot                    2003    356,092          --         --            --          --       --          6,300
President and Chief Operating      2002    325,894     505,559         --            --          --       --          4,150
  Officer                          2001    315,672     400,380         --            --        14.0       --          3,600

John E. Hamilton                   2003    255,544          --         --            --          --       --          6,372
Chief Financial Officer            2002    226,244     292,486         --            --          --       --          4,062
                                   2001    219,154     231,635         --            --          --       --          3,774

Ashok Sudan                        2003    217,791          --         --            --        10.0       --          6,465
Senior Vice President and          2002    185,783     283,925         --            --         5.2       --          4,112
  General  Manager, Global         2001    172,022     240,000         --            --          --       --          3,803
  Food and Beverage

G. Robinson Beeson                 2003    217,332          --         --            --          --       --          6,864
Senior Vice President and          2002    210,518     297,693         --            --          --       --          4,305
  General  Manager, North          2001    204,390     200,000         --            --          --       --          3,999
  America Automotive and South
  America

(1) Represents bonus earned in the current year and paid in March of the following year under the Company's annual discretionary bonus plan.

(2) Represents contributions to the Company's 401(k) plan and amounts attributable to group term life insurance.

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

         Pursuant to the Recapitalization Agreement, immediately after the Closing, Holdings made additional cash payments to approximately 15 senior level managers equal to approximately $5.0 million, which represented additional cash bonuses and the taxes payable by those managers in respect of the awards described in this paragraph. In addition, (a) Holdings made additional cash payments to those managers equal to approximately $3.1 million, which were used by the recipients to purchase shares of restricted common stock of Investor LP and (b) each recipient was granted the same number of additional restricted shares as the shares purchased pursuant to clause (a). Those restricted shares vested over a period of three years.

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


OPTION PLAN

         Pursuant to the Recapitalization Agreement, the Company has adopted the Graham Packaging Holdings Company Management Option Plan (the "Option Plan").

         The Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.01% of Holdings at the date of the Recapitalization (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.01% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the Option Plan shall not exceed 631.0 Units, representing a total of up to 4.5% of the equity of Holdings.

         The Option Plan is intended to advance the best interests of the Company by allowing employees, consultants and other individuals who provide services to Holdings to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

         In general, 50% of the Options vest and become exercisable in 20% increments annually over five years so long as the holder of the Option is still an employee on the vesting date, which Options are referred to as "time options;" and 50% of the Options vest and become exercisable in 20% increments annually over five years so long as the Company achieves specified earnings targets for each year, although these Options do become exercisable in full without regard to the Company's achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the Option is still an employee on that date, which Options are referred to as "performance options." The exercise price per unit shall be at or above the fair market value of a Unit on the date of grant. The exercise prices per Unit were $25,789, $29,013 and $29,606 for Units granted of 500.0, 31.0 and 94.8, respectively. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings.

         A committee (the "Committee") has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. In addition, most time options become fully vested and exercisable upon the occurrence of a change of control of the Company, as that term is defined in the Option Plan. No suspension, termination or amendment of or to the Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.


OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

         Ten (10) Options were granted to Ashok Sudan on March 31, 2003 at an exercise price of $29,606 per Unit for the year ended December 31, 2003. These ten options represent 10.5% of the total number of options granted during 2003 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the date of grant to the end of the option term at 5% and 10% would be $186,000 and $472,000, respectively.

         The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 2003.

                    TOTAL OPTION GRANTS AT DECEMBER 31, 2003

                                            Number of
                                            Securities
                                            Underlying       Value of
                                           Unexercised    Unexercised In   Options at End
                                          Options at End    the Money      of Fiscal Year
       Name                               of Fiscal Year     Options         Exercisable
       ----                               --------------     -------         -----------
Philip R. Yates                                77.4           $295,000          68.3
Chief Executive Officer

Roger M. Prevot                                66.7           $255,000          52.1
President and Chief Operating Officer

John E. Hamilton                               48.5           $185,000          41.8
Chief Financial Officer

G. Robinson Beeson                             36.2           $138,000          31.9
Senior Vice President and General
Manager, North America Automotive
and South America

Ashok Sudan                                    28.0           $ 69,000          12.6
Senior Vice President and General
Manager, Global Food & Beverage

         The Company has estimated the value of the Options based on available financial information. There is no established public trading market or market value for the Options of the Company, and therefore, these Options lack liquidity. The Company can give no assurance that the value utilized would be reflective of the actual market value in an established public trading market.

         The following table sets forth equity compensation plan information at December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                       (a)                   (b)                              (c)
                                                                                Number of securities remaining
                              Number of securities                               available for future issuance
                                to be issued upon        Weighted-average       under equity compensation plans
                                   exercise of           exercise price of      (excluding securities reflected
Plan category                  outstanding options      outstanding options             in column (a))
-------------                  -------------------      -------------------             --------------

Equity compensation plans            625.8                     $26,527                        5.2
approved by security
holders


Equity compensation plans              N/A                        N/A                         N/A
not approved by security             -----                     -------                        ---
holders

Total                                625.8                     $26,527                        5.2
                                     =====                     =======                        ===

  PENSION PLANS

         In the year ended December 31, 2003, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 12 of the Notes to Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2003.

         The following table shows estimated annual benefits upon retirement at age 65 under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

                               PENSION PLAN TABLE
                               ------------------

                                     YEARS OF SERVICE
                                     ----------------
REMUNERATION       15           20            25          30          35
------------       --           --            --          --          --
$  125,000       $ 26,042    $ 34,723     $ 43,403    $ 52,084    $ 53,647
   150,000         32,042      42,723       53,403      64,084      65,959
   175,000         38,042      50,723       63,403      76,084      78,272
   200,000         44,042      58,723       73,403      88,084      90,584
   225,000         50,042      66,723       83,403     100,084     102,897
   250,000         56,042      74,723       93,403     112,084     115,209
   300,000         68,042      90,723      113,403     136,084     139,834
   350,000         80,042     106,723      133,403     160,084     164,459
   400,000         92,042     122,723      153,403     184,084     189,084
   450,000        104,042     138,723      173,403     208,084     213,709
   500,000        116,042     154,723      193,403     232,084     238,334

   Note: The amounts shown are based on 2003 covered compensation of $43,977 for an individual born in 1938. In addition, these figures do not reflect the salary limit of $200,000 and benefit limit under the plan's normal form of $160,000 in 2003.

         The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table above for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2003 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 32 years; Roger M. Prevot, 16 years; John E. Hamilton, 20 years; Ashok Sudan, 15 years; and G. Robinson Beeson, 15 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the above table are not subject to deduction for Social Security or other offset amounts.


401(K) PLAN

         During 2003, the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the defined contribution plan for 2003, 2002 and 2001 were $1.7 million, $1.2 million and $1.1 million, respectively.


EMPLOYMENT AGREEMENTS

         On June 27, 2002, the Company entered into employment agreements with Messrs. Yates, Prevot, Hamilton, Beeson and Sudan. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. These contracts were automatically extended for another year on June 27, 2003. Under each agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Company's board. In the event that an executive is terminated by the Company without cause (as defined in each agreement), (including the Company's election not to renew the term so that the term ends prior to the fifth anniversary of the agreement), or the executive resigns with good reason (as defined in the agreement), the executive will be entitled to (1) full vesting of all equity awards granted to the executive, (2) a pro rata bonus for the year of termination, (3) monthly payments for a period of 24 months (36 months with respect to Mr. Yates following a change of control (as defined in the agreement)) of the executive's base salary and average annual bonus, (4) continued health and dental benefits for a period of 24 months and (5) outplacement services for a period of 12 months. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon executive's termination of employment, executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive's employment is terminated due to the Company's election not to renew the term so that the term ends following the fifth anniversary of the agreement), each executive is subject to a covenant not to compete with the Company or solicit the Company's clients or employees. Each executive has also covenanted not to reveal the Company's confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreements of Messrs. Yates, Prevot and Hamilton, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive an amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.


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

(2) Investor GP is a wholly owned subsidiary of Investor LP. Upon the consummation of the Recapitalization, Blackstone became, collectively, the beneficial owner of 100.0% of the common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman and Howard
     A. Lipson are members of BMA, which has investment and voting control over the shares held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares. The address of each of the Equity Investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Following the consummation of the Recapitalization, Blackstone transferred to Management approximately 3.0% of the common stock of Investor LP. See "Executive Compensation-Management Awards." In addition, an affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial

     Purchasers of the Notes, acquired approximately 4.8% of the common stock of Investor LP. After giving effect to these transactions, Blackstone's beneficial ownership of the common stock of Investor LP declined by a corresponding 3.0% and 4.8%, respectively, to approximately 92.2%.

(3) GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham family. The address of both is c/o Graham Capital Company, P.O. Box 1104, York, Pennsylvania 17405-1104.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. The Recapitalization Agreement, the Consulting Agreement, the Equipment Sales, Services and License Agreement and the Partners Registration Rights Agreement are incorporated by reference as exhibits to this Annual Report on Form 10-K.


TRANSACTIONS WITH GRAHAM ENTITIES AND OTHERS

         Pursuant to the Recapitalization Agreement, upon the Closing, Holdings and Graham Engineering entered into the Equipment Sales, Services and License Agreement ("Equipment Sales Agreement"), which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering's larger-sized proprietary extrusion blow molding wheel systems ("Graham Wheel Systems"), at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties, (ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions set forth in the Equipment Sales Agreement, including the condition that Holdings purchase high output extrusion blow molding equipment, described in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of the Closing and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic containers representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. Since December 31, 1998, both parties to this agreement have had the right to terminate the other party's right to receive consulting services. Effective January 21, 2000 Holdings terminated Graham Engineering's rights to receive consulting services from Holdings.

         Graham Engineering has supplied both services and equipment to the Company. The Company paid Graham Engineering approximately $9.3 million, $20.2 million and $23.8 million for services and equipment for the years ended December 31, 2003, 2002 and 2001, respectively.

         On July 9, 2002, the Company and Graham Engineering amended the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. As a result of the carry-forwards from 2002 and the payments in 2003, the minimum purchase commitment for 2003 has been met.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company, for which the Company paid approximately $2.6 million, $5.4 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         Graham Family Growth Partnership has supplied management services to the Company since 1998. The Company paid Graham Family Growth Partnership approximately $1.0 million, $1.1 million and $1.0 million for its service for the years ended December 31, 2003, 2002 and 2001, respectively, including the $1.0 million per year fee paid pursuant to the Holdings Partnership Agreement.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.0 million, $1.1 million and $1.0 million for its services for the years ended December 31, 2003, 2002 and 2001, respectively, including the $1.0 million per year fee paid pursuant to the Blackstone Monitoring Agreement.

         An affiliate of DB Alex. Brown LLC and its affiliate, two of the Initial Purchasers of the Notes, acquired approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12). Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), an affiliate of DB Alex. Brown LLC and its affiliate, acted as administrative agent and provided a portion of the financing under the prior senior credit agreement entered into in connection with the Recapitalization, as well as the Senior Credit Agreement, for which it received customary commitment and other fees and compensation.

         An equity contribution of $50.0 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first capital call obligation under the Company's prior senior credit agreement and capital call agreement. As part of the second amendment to the Company's prior senior credit agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above certain levels for test periods beginning June 30, 2001, Blackstone agreed to make an additional equity contribution to the Company through the administrative agent of up to $50.0 million. An additional equity contribution of $50.0 million was made by the Company's owners on March 29, 2001, satisfying Blackstone's final obligation under the capital call agreement dated as of August 13, 1998, as amended on March 29, 2000. The February 14, 2003 Senior Credit Agreement contains no capital call provisions.

         Ownership percentage interests in Holdings as set forth in Item 12 were unchanged following the equity increases. The Company loaned Management the funds required (approximately $1.1 million for each equity increase) to cover Management's portion of the equity contribution.

         Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6.75 million. Pursuant to the Purchase Agreement, the Initial Purchasers purchased the Senior Discount Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3.99 million. Pursuant to the Purchase Agreement, the Issuers also reimbursed the Initial Purchasers for certain expenses.


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


PAYMENT OF CERTAIN FEES AND EXPENSES

         In connection with the Recapitalization, Blackstone received a fee of approximately $9.3 million, and the Operating Company has reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a monitoring agreement (the "Monitoring Agreement") entered into among Blackstone, Holdings and the Operating Company, Blackstone will receive a monitoring fee equal to $1.0 million per annum, and will be reimbursed for certain out-of-pocket expenses. In the future, an affiliate or affiliates of Blackstone may receive customary fees for advisory and other services rendered to Holdings and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time on an arm's length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.


LOANS TO MANAGEMENT

         At December 31, 2003, the Company had loans outstanding to certain management employees of $2.7 million, including loans to Philip R. Yates $1.0 million, Roger M. Prevot $0.5 million, John E. Hamilton $0.2 million, G. Robinson Beeson $0.3 million, Scott G. Booth $0.3 million, Ashok Sudan $0.1 million and other individuals totaling $0.3 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the Capital Call Agreement dated as of August 13, 1998. The proceeds from the loans were used to buy stock in BMP/Graham Holdings Corp. to avoid any management ownership dilution at the time of the capital call payments. The loans mature on September 29, 2007 and March 29, 2008, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. See "--Certain Relationships and Related Transactions - Transactions with Graham Entities and Others."

         PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, "Deloitte"):

                                                  2003             2002
                                                  ----             ----
                                                       (IN MILLIONS)
                  Audit Fees (a)                  $  1.1           $  1.1
                  Audit-Related Fees (b)             0.1              0.0
                  Tax Fees (c)                       0.2              0.2
                  All Other Fees (d)                 0.0              0.1
                                                  ------           ------

                  Total                           $  1.4           $  1.4
                                                  ======           ======

(a) Fees for audit services billed in 2003 and 2002 consisted of the following:
     o Audit of the Company's annual financial statements o Reviews of the Company's quarterly financial statements
     o Comfort letters, statutory and regulatory audits, consents and other services related to U.S. Securities and Exchange Commission ("SEC") matters

(b) Fees for audit-related services billed in 2003 and 2002 consisted of the following:
     o    Employee benefit plan audits
     o    Agreed-upon procedures engagements

(c) Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice.

(d) Fees for all other services billed in 2003 and 2002 consisted of permitted non-audit services, such as:
     o    Human capital advisory services
     o    Environmental license consulting

         In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. The Audit Committee requires that all services performed by Deloitte are pre-approved prior to the services being performed. During 2003 all services were pre-approved.

         There were no requests for audit, audit-related, tax and other services not contemplated on the list submitted and approved by the Audit Committee.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following Financial Statement Schedules are included herein: Schedule I
     - Graham Packaging Holdings Company Condensed Financial Statements Schedule II - Valuation and Qualifying Accounts All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(b) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number       Description of Exhibit
------       ----------------------

3.1       -  Certificate of Limited  Partnership of Graham Packaging Holdings Company  (incorporated  herein by reference  to Exhibit 3.5 to the  Registration  Statement on Form S-4 filed by the Company on July
             13, 1998 (File No. 333-53603-03)).

3.2       -  Fifth Amended and Restated  Agreement of Limited  Partnership of Graham Packaging Holdings Company
             dated as of February 2, 1998 (incorporated  herein by reference to Exhibit 3.6 to the Registration
             Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

10.1      -  Credit Agreement dated as of February 14, 2003 among Graham  Packaging  Holdings  Company,  Graham
             Packaging Company,  L.P., GPC Capital Corp. I, the lending  institutions  identified in the Credit
             Agreement and the agents identified in the Credit Agreement  (incorporated  herein by reference to
             Exhibit 10.1 to the Annual Report on Form 10-K filed February 25, 2003 (File No. 333-53603-03)).

10.2      -  First Amendment and Consent to Credit Agreement dated as of May 13, 2003  (incorporated  herein by reference to Exhibit 10.2 to the  Registration  Statement on Form S-4 filed by the Company on July
             25, 2003 (File No. 333-107369-01)).

10.3      -  Indenture dated as of February 2, 1998 among Graham Packaging Company,  L.P. and GPC Capital Corp.
             I and Graham Packaging Holdings Company,  as guarantor,  and The Bank of New York (formerly United
             States Trust Company of New York), as Trustee,  relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company,  L.P. and GPC Capital Corp. I,  unconditionally  guaranteed by Graham
             Packaging  Holdings Company  (incorporated  herein by reference to Exhibit 4.1 to the Registration
             Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

10.4      -  Indenture  dated as of February 2, 1998 among Graham  Packaging  Holdings  Company and GPC Capital
             Corp. II and The Bank of New York, as Trustee,  relating to the Senior  Discount Notes Due 2009 of
             Graham Packaging  Holdings  Company and GPC Capital Corp. II (incorporated  herein by reference to
             Exhibit 4.7 to the  Registration  Statement on Form S-4 filed by the Company on May 26, 1998 (File
             No. 333-53603-03)).

10.5      -  Consulting  Agreement dated as of February 2, 1998 between Graham  Packaging  Holdings Company and
             Graham Capital Corporation  (incorporated  herein by reference to Exhibit 10.2 to the Registration
             Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6      -  Equipment Sales,  Services and License Agreement dated February 2, 1998 between Graham Engineering
             Corporation and Graham  Packaging  Holdings Company  (incorporated  herein by reference to Exhibit
             10.3 to the  Registration  Statement  on Form S-4 filed by the  Company on July 13, 1998 (File No.
             333-53603-03)).

10.7      -  Forms of Retention  Incentive Agreement  (incorporated  herein by reference to Exhibit 10.4 to the
             Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.8      -  Forms  of  Severance  Agreement   (incorporated  herein  by  reference  to  Exhibit  10.5  to  the
             Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.9      -  Registration  Rights Agreement by and among Graham Packaging Company,  L.P., GPC Capital Corp. II,
             Graham  Capital  Corporation,  Graham  Family Growth  Partnership,  BCP /Graham  Holdings  L.L.C.,
             BMP/Graham  Holdings  Corporation  and the other  parties named  therein  (incorporated  herein by reference to Exhibit 10.6 to the  Registration  Statement on Form S-4 filed by the Company on July
             13, 1998 (File No. 333-53603-03)).


10.10     -  Monitoring Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company,  Graham
             Packaging Company,  L.P. and Blackstone  (incorporated  herein by reference to Exhibit 10.7 to the
             Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.11     -  Management  Stockholders  Agreement  (incorporated  herein by  reference  to  Exhibit  10.8 to the
             Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.12     -  Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the
             Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.13     -  Stockholders'  Agreement  dated as of  February  2, 1998 among  Blackstone  Capital  Partners  III
             Merchant  Banking Fund L.P.,  Blackstone  Offshore Capital  Partners III L.P.,  Blackstone  Family
             Investment  Partnership III, L.P.,  BMP/Graham  Holdings  Corporation,  Graham Packaging  Holdings
             Company, GPC Capital Corp. II and BT Investment Partners,  Inc.  (incorporated herein by reference to Exhibit 10.10 to the  Registration  Statement on Form S-4 filed by the Company on July 13, 1998
             (File No. 333-53603-03)).

10.14     -  Graham Packaging  Holdings Company  Management  Option Plan  (incorporated  herein by reference to
             Exhibit  10.11 to the  Registration  Statement  on Form S-4 filed by the  Company on July 13, 1998
             (File No. 333-53603-03)).

10.15     -  Form of Employment  Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates  (incorporated  herein by reference to Exhibit 10.16 to Amendment No. 2 to the
             Registration  Statement  on Form S-1 filed by GPC  Capital  Corp.  II on July 10,  2002  (File No.
             333-89022)).

10.16     -  Form of Employment  Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot  (incorporated  herein by reference to Exhibit 10.17 to Amendment No. 2 to the
             Registration  Statement  on Form S-1 filed by GPC  Capital  Corp.  II on July 10,  2002  (File No.
             333-89022)).

10.17     -  Form of Employment  Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and John E. Hamilton  (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the
             Registration  Statement  on Form S-1 filed by GPC  Capital  Corp.  II on July 10,  2002  (File No.
             333-89022)).

10.18     -  Form of Employment  Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and G. Robinson  Beeson  (incorporated  herein by reference to Exhibit 10.19 to Amendment No. 2 to the  Registration  Statement on Form S-1 filed by GPC Capital  Corp. II on July 10, 2002 (File No.
             333-89022)).

10.19     -  Form of Employment  Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and Scott G. Booth  (incorporated  herein by reference to Exhibit  10.20 to Amendment No. 2 to the
             Registration  Statement  on Form S-1 filed by GPC  Capital  Corp.  II on July 10,  2002  (File No.
             333-89022)).

12.1      -  Statement of Ratio of Earnings to Fixed Charges.

21.1      -  Subsidiaries of Graham Packaging Holdings Company.


24        -  Power of Attorney.

31.1      -  Certification required by Rule 15d-14(a).

31.2      -  Certification required by Rule 15d-14(a).

32.1      -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to Section 906 of the
             Sarbanes-Oxley Act of 2002.

32.2      -  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to Section 906 of the
             Sarbanes-Oxley Act of 2002.


        (c) Reports on Form 8-K

           No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Date:    February 17, 2004





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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 17th day of February, 2004 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

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

                                                                    SCHEDULE I

                        GRAHAM PACKAGING HOLDINGS COMPANY
                   REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


                                                                               DECEMBER 31,
                                                                               ------------
BALANCE SHEETS                                                               2003        2002
--------------                                                               ----        ----
Assets:
  Current assets                                                         $      --    $      --
  Intangible assets, net                                                     3,082        3,595
    Total assets                                                         $   3,082    $   3,595
                                                                         =========    =========
Liabilities and partners' capital:
  Current liabilities                                                    $  15,321       $6,993
  Long-term debt                                                           169,000      168,378
  Investment in subsidiary                                                 240,301      288,531
                                                                         ---------    ---------
    Total liabilities                                                      424,622      463,902
Partners' capital                                                         (421,540)   $(460,307)
                                                                         ----------   ---------
    Total liabilities and partners' capital                              $   3,082    $   3,595
                                                                         ==========   =========

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
STATEMENTS OF OPERATIONS                                                     2003        2002         2001
------------------------                                                     ----        ----         ----
Equity in earnings (loss) of subsidiaries                                $  28,296    $  24,774   $ (28,585)
Interest expense                                                           (18,546)     (17,212)    (15,385)
                                                                         ---------    ---------   ---------
    Net income (loss)                                                    $   9,750    $   7,562   $ (43,970)
                                                                         =========    =========   =========

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
STATEMENTS OF CASH FLOWS                                                     2003        2002         2001
------------------------                                                     ----        ----         ----
Operating activities:
    Net income (loss)                                                    $   9,750   $    7,562   $ (43,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of debt issuance fees                                           512          473         426
  Accretion of Senior Discount Notes                                           623       16,739      14,959
  Changes in current liabilities                                             8,327           --          --
  Equity in (earnings) loss of subsidiaries                                (28,296)     (24,774)      28,585
                                                                         ---------    ---------    ---------
    Net cash used in operating activities                                   (9,084)          --           --
Investing activities:
  Return of capital from (investments in) a subsidiary                       9,084           --      (50,000)
                                                                         ----------   ---------    ---------
    Net cash provided by (used in) investing activities                      9,084           --      (50,000)
Financing activities:
  Capital contributions                                                         --           --       50,000
                                                                         ---------    ---------   ----------
    Net cash provided by financing activities                                   --           --       50,000
                                                                         ---------    ---------   ----------
Increase in cash and cash equivalents                                           --           --           --
Cash and cash equivalents at beginning of period                                --           --           --
                                                                         ---------    ---------   ----------
Cash and cash equivalents at end of period                               $      --    $      --   $       --
                                                                         =========    =========   ==========
Supplemental cash flow information:
  Cash paid for interest                                                 $      --    $      --   $       --



See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

                                                                   SCHEDULE II

                        GRAHAM PACKAGING HOLDINGS COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                             BALANCE AT                                          BALANCE AT
                                            BEGINNING OF                                           END OF
                                                YEAR        ADDITIONS     DEDUCTIONS  OTHER (1)     YEAR
                                                ----        ---------     ----------  ---------     ----
         YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts               $4,280          $4,514        $1,179      $--        $7,615
Allowance for inventory losses                 2,600           1,710         1,846       --         2,464


         YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts               $2,403          $2,566       $   689      $--        $4,280
Allowance for inventory losses                 2,585             787           772       --         2,600


          YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts               $1,168          $2,128       $   916      $23        $2,403
Allowance for inventory losses                 1,286           2,507         1,208       --         2,585


(1) Represents allowance attributable to entities acquired during 2001.

                                                                  EXHIBIT 12.1


                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                         2003        2002         2001        2000       1999
                                                         ----        ----         ----        ----       ----
                                                                            (IN THOUSANDS)
Income (loss) before income taxes and minority
   interest.....................................      $ 17,355    $ 13,277    $ (43,137)   $(45,818)   $  3,339
Plus fixed charges:
   Interest expense, net........................        96,586      81,784       98,440     101,693      87,474
   Capitalized interest.........................         1,638       1,525        2,570       4,182       3,727
   Portion of rent expense representative of
     interest expense...........................         7,949       7,635        7,388       6,620       5,201
Plus loss (income) from equity investees........            --          --          246        (63)        (231)
Plus amortization of capitalized interest.......         1,339       1,252        1,236         935         672
Less capitalized interest.......................        (1,638)     (1,525)      (2,570)     (4,182)     (3,727)
                                                      --------    --------     --------   ---------    --------
Adjusted earnings...............................       123,229     103,948       64,173      63,367      96,455
Fixed charges...................................      $106,173    $ 90,944     $108,398   $ 112,495    $ 96,402
Ratio of earnings to fixed charges..............           1.2         1.1           --          --         1.0
Deficiency of earnings to cover fixed charges...                               $ 44,225  $   49,128

                                                                  EXHIBIT 21.1


                SUBSIDIARIES OF GRAHAM PACKAGING HOLDINGS COMPANY


NAME:                                                        JURISDICTION AND TYPE OF FORMATION:
-----                                                        -----------------------------------
Graham Packaging Company, L.P.                               Delaware limited partnership
GPC Capital Corp. I                                          Delaware corporation
GPC Capital Corp. II                                         Delaware corporation
GPC Opco GP LLC                                              Delaware limited liability company
GPC Sub GP LLC                                               Delaware limited liability company
Graham Packaging Canada Limited                              Ontario corporation
Graham Packaging France Partners                             Pennsylvania general partnership
Graham Packaging France, S.A.S.                              French corporation
Financiere Graham Packaging France SNC                       French general partnership
Graham Packaging Italy, S.r.L.                               Italian limited liability company
LIDO Plast-Graham SRL                                        Argentine limited liability company
Societa Imballagi Plastici, S.r.L.                           Italian limited liability company
Graham Packaging Poland, L.P.                                Pennsylvania limited partnership
Masko Graham Spolka Z.O.O.                                   Polish limited liability company
Graham Recycling Company, L.P.                               Pennsylvania limited partnership
Graham Packaging Latin America, LLC                          Delaware limited liability company
Graham Brasil Participacoes Ltda.                            Brazilian limited liability company
Graham Packaging do Brasil Industria e Comercio S.A.         Brazilian corporation
Graham Packaging U.K. Ltd.                                   England & Wales corporation
Graham Packaging Deutschland GmbH                            German limited liability company
Graham Plastpak Plastik Ambalaj A.S.                         Turkish corporation
Graham Packaging Europe SNC                                  French general partnership
Graham Emballages Plastiques S.A.                            French corporation
Financiere Graham Emballages Plastiques SNC                  French general partnership
Resin Rio Comercio Ltda.                                     Brazilian limited liability company
Graham Packaging Argentina S.A.                              Argentine corporation
Graham Packaging Company de Venezuela, C.A.                  Venezuelan corporation
Lido Plast San Luis S.A.                                     Argentine corporation
Graham Innopack de Mexico S. de R.L. de C.V.                 Mexican limited liability company
Industrias Graham Innopack S. de R.L. de C.V.                Mexican limited liability company
Servicios Graham Innopack S. de R.L. de C.V.                 Mexican limited liability company
Graham Packaging Belgium S.A.                                Belgian corporation
Graham Packaging Iberica S.L.                                Spanish limited liability company
Graham Packaging Villecomtal SARL                            French limited liability company
Graham Packaging Noeux SARL                                  French limited liability company
Graham Packaging European Services, Ltd.                     England & Wales corporation
Graham Packaging West Jordan, LLC                            Utah limited liability company
Industrias Graham Innopack de Irapuato S. de R.L. de C.V.    Mexican limited liability company
Servicios Graham Innopack de Irapuato S. de R.L. de C.V.     Mexican limited liability company
Servicios Graham Innopack de Mexicali S. de R.L. de C.V.     Mexican limited liability company
Servicios Graham Innopack de Tlaxcala S. de R.L. de C.V.     Mexican limited liability company


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



         Date:    February 17, 2004


                                        By:     /s/ Philip R. Yates
                                              ------------------------
                                              Philip R. Yates
                                              Chief Executive Officer

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


         Date:    February 17, 2004


                                        By:   /s/ John E. Hamilton
                                             ----------------------------
                                             John E. Hamilton
                                             Chief Financial Officer

                                                                  EXHIBIT 32.1

                                  CERTIFICATION

         In connection with the Annual Report of Graham Packaging Holdings Company on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip
R. Yates, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that :

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Graham Packaging Holdings Company.

Date:    February 17, 2004

                                   By:  /s/ Philip R. Yates
                                        ----------------------------------
                                        Philip R. Yates
                                        Chief Executive Officer

                                                                  EXHIBIT 32.2

                                  CERTIFICATION

         In connection with the Annual Report of Graham Packaging Holdings Company on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Hamilton, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that :

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Graham Packaging Holdings Company.

Date:    February 17, 2004

                                By:   /s/ John E. Hamilton
                                      ----------------------------------
                                      John E. Hamilton
                                      Chief Financial Officer