Form 10-Q
period 2004-03-28
GRAHAM PACKAGING HOLDINGS CO
filed 2004-05-11
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004
                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________ Commission file number: 333-53603-03


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
                                                                    -----------
Item 1: Condensed Consolidated Financial Statements:

        CONDENSED CONSOLIDATED BALANCE SHEETS -
          At March 28, 2004 and December 31, 2003...........................  3


        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the Three Months
          ended March 28, 2004 and March 30, 2003...........................  4


        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) - For
          the Year Ended December 31, 2003 and Three Months ended
          March 28, 2004....................................................  5


        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  - For the Three Months
          ended March 28, 2004 and March 30, 2003...........................  6


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................  7


Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 21


Item 3: Quantitative and Qualitative Disclosures About Market Risk.......... 28


Item 4: Controls and Procedures............................................. 29



PART II.     OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.................................... 30


Signature: ................................................................. 31

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       March 28,   December 31,
                                                         2004         2003
                                                         ----         ----
                                                           (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents........................  $    8,098   $    7,067
   Accounts receivable, net.........................     118,405       96,456
   Inventories......................................      68,220       66,568
   Prepaid expenses and other current assets........      18,910       19,222
                                                      ----------   ----------
Total current assets................................     213,633      189,313
Property, plant and equipment, net..................     629,259      623,242
Goodwill............................................      16,341       17,288
Other non-current assets............................      45,026       46,251
                                                      ----------   ----------
Total assets........................................  $  904,259   $  876,094
                                                      ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses............  $  172,010   $  170,755
   Current portion of long-term debt................      10,207       12,157
                                                      ----------   ----------
Total current liabilities...........................     182,217      182,912
Long-term debt......................................   1,108,742    1,085,292
Other non-current liabilities.......................      19,940       17,030
Minority interest...................................      12,779       12,400
Commitments and contingent liabilities (see Note 9).          --           --
Partners' capital (deficit).........................    (419,419)    (421,540)
                                                      ----------   ----------
Total liabilities and partners' capital (deficit)...  $  904,259   $  876,094
                                                      ==========   ==========






     See accompanying notes to condensed consolidated financial statements.

                       GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended
                                                          ------------------
                                                       March 28,      March 30
                                                         2004           2003
                                                         ----           ----
                                                            (In thousands)
Net sales...........................................   $260,287       $232,731
Cost of goods sold..................................    210,076        187,882

Gross profit........................................     50,211         44,849
Selling, general and administrative expenses........     17,016         15,888
Impairment charges..................................         --            609
                                                       --------       --------

Operating income....................................     33,195         28,352
Interest expense, net...............................     20,876         30,921
Other income, net...................................       (347)           (12)
                                                       --------       --------

Income (loss) before income taxes and minority
 interest...........................................     12,666         (2,557)
Income tax provision................................      1,745          1,708
Minority interest...................................        379            285
                                                       --------       --------

Net income (loss)...................................   $ 10,542       $ (4,550)
                                                       ========       ========

Net income (loss) allocated to general partners.....   $    527       $   (228)
Net income (loss) allocated to limited partners.....   $ 10,015       $ (4,322)












     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                                                   Notes and
                                                                                   Interest        Accumulated
                                                                                 Receivable for       Other
                                                          General     Limited      Ownership      Comprehensive
                                                          Partners    Partners     Interests      Income (Loss)       Total
                                                          --------    --------     ---------      -------------       -----
                                                                                (In thousands)
Consolidated balance at January 1, 2003...............   $(20,769)   $(399,580)    $(2,593)        $(37,365)       $(460,307)

  Net income for the year.............................        487        9,263          --               --            9,750
  Changes in fair value of derivatives................         --           --          --            3,808            3,808
  Additional minimum pension liability................         --           --          --              706              706
  Cumulative translation adjustment...................         --           --          --           24,524           24,524
                                                                                                                   ---------
  Comprehensive income................................                                                                38,788
  Stock compensation expense..........................         --          135          --               --              135
  Interest on notes receivable for ownership interests         --           --        (156)              --             (156)
                                                         --------    ---------     -------         --------        ---------
Consolidated balance at December 31, 2003.............    (20,282)    (390,182)     (2,749)          (8,327)        (421,540)

  Net income for the period...........................        527       10,015          --               --           10,542
  Changes in fair value of derivatives................         --           --          --           (3,458)          (3,458)
  Additional minimum pension liability................         --           --          --               12               12
  Cumulative translation adjustment...................         --           --          --           (4,935)          (4,935)
                                                                                                                   ---------
  Comprehensive income................................                                                                 2,161
  Stock compensation expense..........................         --            2          --               --                2
  Interest on notes receivable for ownership interests         --           --         (42)              --              (42)
                                                         --------    ---------     -------         --------        ---------
Consolidated balance at March 28, 2004................   $(19,755)   $(380,165)    $(2,791)        $(16,708)       $(419,419)
                                                         ========    =========     =======         ========        =========









     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                March 28,     March 30
                                                                                  2004          2003
                                                                                  ----          ----
Operating activities:                                                               (In thousands)
   Net income (loss).......................................................     $ 10,542     $  (4,550)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization...........................................       20,358        17,565
   Amortization of debt issuance fees......................................        1,340         7,347
   Impairment charges......................................................           --           609
   Accretion of Senior Discount Notes......................................           --           622
   Unrealized loss on termination of cash flow hedge accounting............           --         4,783
   Stock compensation expense..............................................            2            --
   Minority interest.......................................................          379           285
   Foreign currency transaction loss (gain)................................            8          (331)
   Interest receivable for ownership interests.............................          (42)          (35)
   Changes in operating assets and liabilities:
     Accounts receivable...................................................      (23,169)      (16,361)
     Inventories...........................................................       (1,892)       (9,650)
     Prepaid expenses and other current assets.............................          111        (1,475)
     Other non-current assets and liabilities..............................        1,462           453
     Accounts payable and accrued expenses.................................        1,542        (9,256)
                                                                                --------     ---------
Net cash provided by (used in) operating activities........................       10,641        (9,994)
Investing activities:
     Purchases of property, plant and equipment............................      (29,137)      (18,864)
     Acquisition of/investment in a business, net of cash acquired.........          (40)           --
     Net expenditures for sale of a business...............................           --           (21)
                                                                                --------     ---------
Net cash used in investing activities......................................      (29,177)      (18,885)
Financing activities:
   Proceeds from issuance of long-term debt................................       91,745       797,698
   Payment of long-term debt...............................................      (70,133)     (748,564)
   Debt issuance fees......................................................       (1,500)      (20,250)
                                                                                --------     ---------
Net cash provided by financing activities..................................       20,112        28,884
Effect of exchange rate changes............................................         (545)          314
                                                                                --------     ---------
Increase in cash and cash equivalents......................................        1,031           319
Cash and cash equivalents at beginning of period...........................        7,067         7,299
                                                                                --------     ---------
Cash and cash equivalents at end of period.................................     $  8,098     $   7,618
                                                                                ========     =========









     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)


1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2003. The results of operations for the three months ended March 28, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI') and was an unrealized loss of $3.5 million for the three months ended March 28, 2004. Approximately 48% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.9 million unrealized loss recorded in OCI as of March 28, 2004.

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

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.

Comprehensive Income

     Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Condensed Consolidated Statements of Partners' Capital (Deficit). Cumulative foreign currency translation loss adjustments totaled $7.5 million and $2.6 million as of March 28, 2004 and December 31, 2003, respectively. Cumulative losses on derivatives designated and accounted for as cash flow hedges totaled $5.9 million and $2.4 million as of March 28, 2004 and December 31, 2003, respectively.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

     Minimum pension liability loss adjustments totaled $3.3 million and $3.3 million as of March 28, 2004 and December 31, 2003, respectively.

Option Plan

     The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the entire option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income for the three months ended March 28, 2004 and March 30, 2003 would have been reflected as follows:

                                                        Three Months Ended
                                                        ------------------
                                                   March 28,       March 30,
                                                     2004            2003
                                                     ----            ----
                                                          (In thousands)
 Net income (loss), as reported                    $ 10,542        $ (4,550)
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards                   (46)            (44)
                                                   --------        --------
 Pro forma net income (loss)                       $ 10,496        $ (4,594)
                                                   ========        ========

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46, as revised in December 2003, establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as "Special Purpose Entities"). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Company adopted FIN 46 on June 30, 2003 and the adoption of FIN 46 did not have a significant impact on its results of operations or financial position.

Financial Instruments

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. The FASB is addressing certain implementation issues associated with SFAS 150. On October 29, 2003, the FASB decided to defer the recognition and measurement provisions of SFAS 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. See Note 7 for a discussion of the liability recorded for the acquisition of Masko Graham Joint Venture.

Leases

     In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. Arrangements initiated after June 29, 2003 have been accounted for in accordance with EITF 01-8. The adoption of EITF 01-8 has not had a significant impact on the Company's results of operations or financial position.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


Reclassifications

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.


2. Debt Arrangements

     Long-term debt consisted of the following:

                                                    March 28,    December 31,
                                                      2004           2003
                                                      ----           ----
                                                         (In thousands)
   Term loan......................................  $  568,000    $  568,000
   Revolving Credit Facility......................      38,500        14,500
   Foreign and other revolving credit facilities..       2,133         5,739
   Senior Subordinated Notes......................     325,000       325,000
   Senior Discount Notes..........................     169,000       169,000
   Capital leases.................................      12,408        13,052
   Other..........................................       3,908         2,158
                                                    ----------    ----------
                                                     1,118,949     1,097,449
   Less amounts classified as current.............      10,207        12,157
                                                    ----------    ----------
                                                    $1,108,742    $1,085,292
                                                    ==========    ==========

     On February 14, 2003, the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million (the "Term Loan" or "Term Loan Facility") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). On February 25, 2004 the Company amended its Senior Credit Agreement to provide for reduced LIBOR and ABR margins on its Term Loan. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.50% to 2.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.50% to 3.75%. The unused availability of the Revolving Credit Facility under the Senior Credit Agreement at March 28, 2004 was $109.5 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 28, 2004 the Company was in compliance with all covenants.

     On January 20, 2004, the Company consummated an exchange offer pursuant to which the Company issued $100.0 million aggregate principal amount of their 8% Senior Subordinated Notes Due 2008, Series B, which were registered under the Securities Act, in exchange for an equal principal amount of Notes issued on May 28, 2003 pursuant to Rule 144A under the Securities Act.

     Cash paid for interest during the three months ended March 28, 2004 and March 30, 2003, net of amounts capitalized, totaled $30.5 million and $20.2 million, respectively.


3.  Inventories

     Inventories consisted of the following:

                                        March 28,          December 31,
                                          2004                 2003
                                          ----                 ----
                                               (In thousands)
Finished goods.......................   $ 46,708             $ 42,760
Raw materials and parts..............     21,512               23,808
                                        --------             --------
                                        $ 68,220             $ 66,568
                                        ========             ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


4. Impairment Charges

     In 2003, due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the three months ended March 30, 2003. These assets were disposed of on March 31, 2003.

     In 2003, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the three months ended March 30, 2003.


5. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following:

                                                  March 28,       December 31,
                                                    2004             2003
                                                    ----             ----
                                                       (In thousands)
Accounts payable................................  $ 79,182         $ 70,833
Accrued employee compensation and benefits......    22,175           23,591
Accrued interest................................    10,298           21,257
Minority interest purchase......................    12,771           13,324
Other...........................................    47,584           41,750
                                                  --------         --------
                                                  $172,010         $170,755
                                                  ========         ========


     For the two years ended December 31, 2003, the Company incurred costs of employee termination benefits in France of $14.1 million, which included the legal liability of severing 149 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2004. In addition, for the year ended December 31, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 were accounted for in accordance with SFAS 146. The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                         North
                                            France      America
                                           Reduction   Reduction
                                            in Force     in Force     Total
                                            --------     --------     -----
Reserves at December 31, 2003...........    $  795       $ 1,438     $ 2,233
Increase in reserves....................        --            38          38
Cash payments...........................      (140)         (236)       (376)
                                            ------       -------     -------
Reserves at March 28, 2004..............    $  655       $ 1,240     $ 1,895
                                            ======       =======     =======


6. Income Taxes

     The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. During 2004 and 2003, some of the Company's various taxable entities incurred additional net operating losses. The tax benefit of these loss carryforwards has been fully offset by a valuation allowance.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


7. Acquisitions

Purchase of additional  interest in Masko Graham Joint Venture

     On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a then total interest of 51%. On December 29, 2003 Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's total interest to 57.75%. On December 29, 2003 the Company agreed to buy the remaining shares owned by the minority partners for approximately $12.8 million. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets is estimated to be $18.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham are consolidated in the financial statements of the Company beginning on March 30, 2001. The initial purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The December 29, 2003 purchase price allocation is preliminary pending a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


            Current assets.....................    $  3,847
            Property, plant and equipment......       8,495
            Goodwill...........................      11,756
            Elimination of minority interest...       5,788
                                                   --------


            Total..............................      29,886
            Less liabilities assumed...........      11,474
                                                   --------

            Net cost of acquisition............    $ 18,412
                                                   ========


Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of Masko Graham had taken place on January 1, 2003.

                                                    Three Months Ended
                                                      March 30, 2003
                                                      --------------
                                                      (In thousands)
            Net sales...................               $  232,731
            Net loss....................                   (4,316)

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduced minority interest, additional depreciation expense as a result of a step-up in the basis of fixed assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2003, or of future results of operations of the combined entities.


8. Rent Expense

     The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $6.1 million for each of the three months ended March 28, 2004 and March 30, 2003.


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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


     On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended the equipment sales, services and license agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2004.


10. Condensed Guarantor Data

     As of March 28, 2004 the Company's indebtedness included $325.0 million of Senior Subordinated Notes Due 2008, which were co-issued by Graham Packaging Company, L.P. and GPC Capital Corp. I and unconditionally guaranteed on a senior subordinated basis by Graham Packaging Holdings Company. The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Graham Packaging Holdings Company, Graham Packaging Company, L.P., non-guarantor subsidiaries and GPC Capital Corp. I.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 28, 2004
                                 (In thousands)


                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents......................   $       --   $   1,607    $   6,491      $   --      $      --    $    8,098
   Accounts receivable, net.......................           --      71,934       46,471          --             --       118,405
   Inventories....................................           --      54,101       14,119          --             --        68,220
   Prepaid expenses and other current assets......           --       8,326       10,584          --             --        18,910
                                                     ----------   ---------    ---------       -----      ---------    ----------
Total current assets..............................           --     135,968       77,665          --             --       213,633
Property, plant and equipment, net................           --     461,311      167,948          --             --       629,259
Goodwill..........................................           --       3,939       12,402          --             --        16,341
Net intercompany..................................           --      69,295           --          --        (69,295)           --
Investment in subsidiaries........................           --     102,679           --          --       (102,679)           --
Other non-current assets..........................        2,954      40,964        1,108          --             --        45,026
                                                     ----------   ---------    ---------      ------      ---------    ----------
Total assets......................................   $    2,954   $ 814,156    $ 259,123      $   --      $(171,974)   $  904,259
                                                     ==========   =========    =========      ======      =========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses..........   $    3,785   $  99,215    $  69,010      $   --      $      --    $  172,010
   Current portion of long-term debt..............           --       7,405        2,802          --             --        10,207
                                                     ----------   ---------    ---------      ------      ---------    ----------
Total current liabilities.........................        3,785     106,620       71,812          --             --       182,217
Long-term debt....................................      169,000     938,526        1,216          --             --     1,108,742
Other non-current liabilities.....................           --      11,604        8,336          --             --        19,940
Investment in subsidiaries........................      242,594          --           --          --       (242,594)           --
Net intercompany..................................        6,994          --       62,301          --        (69,295)           --
Minority interest.................................           --          --       12,779          --             --        12,779
Commitments and contingent liabilities............           --          --           --          --             --            --
Partners' capital (deficit).......................     (419,419)   (242,594)     102,679          --        139,915      (419,419)
                                                     ----------   ---------    ---------      ------      ---------    ----------
Total liabilities and partners' capital (deficit).   $    2,954   $ 814,156    $ 259,123      $   --      $(171,974)   $  904,259
                                                     ==========   =========    =========      ======      =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (In thousands)


                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------

ASSETS
Current assets:
   Cash and cash equivalents......................   $       --   $     847    $   6,220      $    --     $      --    $    7,067
   Accounts receivable, net.......................           --      52,668       43,788           --            --        96,456
   Inventories....................................           --      51,319       15,249           --            --        66,568
   Prepaid expenses and other current assets......                    5,403       13,819           --            --        19,222
                                                     ----------   ---------    ---------      -------     ---------    ----------
Total current assets..............................           --     110,237       79,076           --            --       189,313
Property, plant and equipment, net................           --     451,681      171,561           --            --       623,242
Goodwill..........................................           --       3,939       13,349           --            --        17,288
Net intercompany..................................           --      71,563           --           --       (71,563)           --
Investment in subsidiaries........................           --     102,724           --           --      (102,724)           --
Other non-current assets..........................        3,082      42,036        1,133           --            --        46,251
                                                     ----------   ---------    ---------      -------     ---------    ----------
Total assets......................................   $    3,082   $ 782,180    $ 265,119      $    --     $(174,287)   $  876,094
                                                     ==========   =========    =========      =======     =========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses..........   $    8,328   $  91,004    $  71,423      $    --     $      --    $  170,755
   Current portion of long-term debt..............           --       7,637        4,520           --            --        12,157
                                                     ----------   ---------    ---------      -------     ---------    ----------
Total current liabilities.........................        8,328      98,641       75,943           --            --       182,912
Long-term debt....................................      169,000     915,007        1,285           --            --     1,085,292
Other non-current liabilities.....................           --       8,833        8,197           --            --        17,030
Investment in subsidiaries........................      240,301          --           --           --      (240,301)           --
Net intercompany..................................        6,993          --       64,570           --       (71,563)           --
Minority interest.................................           --          --       12,400           --            --        12,400
Commitments and contingent liabilities............           --          --           --           --            --            --
Partners' capital (deficit).......................     (421,540)   (240,301)     102,724           --       137,577      (421,540)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Total liabilities and partners' capital (deficit).   $    3,082   $ 782,180    $ 265,119      $    --     $(174,287)   $  876,094
                                                     ==========   =========    =========      =======     =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 28, 2004
                                 (In thousands)


                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------
Net sales.....................................       $       --   $ 202,304    $  57,983      $    --     $      --    $  260,287
Cost of goods sold............................               --     161,874       48,202           --            --       210,076
                                                     ----------   ---------    ---------      -------     ---------    ----------

Gross profit..................................               --      40,430        9,781           --            --        50,211
Selling, general and administrative expenses..               --      12,560        4,456           --            --        17,016
                                                     ----------   ---------    ---------      -------     ---------    ----------

Operating income..............................               --      27,870        5,325           --            --        33,195
Interest expense, net.........................            4,670      15,576          630           --            --        20,876
Other income, net.............................               --        (141)        (206)          --            --          (347)
Equity in earnings of subsidiaries............          (15,212)     (2,800)          --           --        18,012            --
                                                        -------      ------    ---------      -------     ---------    ----------

Income (loss) before income taxes and
minority interest ............................           10,542      15,235        4,901           --       (18,012)       12,666
Income tax provision..........................               --          23        1,722           --            --         1,745
Minority interest.............................               --          --          379           --            --           379
                                                     ----------   ---------    ---------      -------     ---------    ----------


Net income (loss).............................       $   10,542   $  15,212    $   2,800      $    --     $ (18,012)   $   10,542
                                                     ==========   =========    =========      =======     =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 30, 2003
                                 (In thousands)



                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------
Net sales.....................................       $       --   $ 184,671    $  48,060      $    --     $      --    $  232,731
Cost of goods sold............................               --     146,473       41,409           --            --       187,882
                                                     ----------   ---------    ---------      -------     ---------    ----------

Gross profit..................................               --      38,198        6,651           --            --        44,849
Selling, general and administrative expenses..               --      11,658        4,230           --            --        15,888
Impairment charges............................               --         245          364           --            --           609
                                                     ----------   ---------    ---------      -------     ---------    ----------

Operating income..............................               --      26,295        2,057           --            --        28,352
Interest expense, net.........................            4,536      26,121          264           --            --        30,921
Other (income) expense, net...................               --        (309)         297           --            --           (12)
Equity in loss of subsidiaries................               14         497           --           --          (511)           --
                                                     ----------   ---------    ---------      -------     ---------    ----------

(Loss) income before income taxes and
minority interest.............................           (4,550)        (14)       1,496           --           511        (2,557)
Income tax provision..........................               --          --        1,708           --            --         1,708
Minority interest.............................               --          --          285           --            --           285
                                                     ----------   ---------    ---------      -------     ---------    ----------

Net (loss) income.............................       $   (4,550)  $     (14)   $    (497)     $    --     $     511    $   (4,550)
                                                     ==========   =========    =========      =======     =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                       GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 28, 2004
                                 (In thousands)



                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------
Operating activities:
Net cash (used in) provided by operating activities. $   (9,084)  $  12,244    $   7,481      $    --     $      --    $   10,641
Investing activities:
   Purchases of property, plant and equipment.......         --     (24,187)      (4,950)          --            --       (29,137)
   Acquisition of/investment in a business, net
   of cash acquired.................................      9,084      (9,084)         (40)          --            --           (40)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Net cash provided by (used in) investing activities.      9,084     (33,271)      (4,990)          --            --       (29,177)
Financing activities:
   Proceeds from issuance of long-term debt.........         --      90,344        1,401           --            --        91,745
   Payment of long-term debt........................         --     (67,057)      (3,076)          --            --       (70,133)
   Debt issuance fees...............................         --      (1,500)          --           --            --        (1,500)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Net cash provided by (used in) financing activities.         --      21,787       (1,675)          --            --        20,112
Effect of exchange rate changes.....................         --          --         (545)          --            --          (545)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Increase in cash and cash equivalents...............         --         760          271           --            --         1,031
Cash and cash equivalents at beginning of period....         --         847        6,220           --            --         7,067
                                                     ----------   ---------    ---------      -------     ---------    ----------
Cash and cash equivalents at end of period.......... $       --   $   1,607    $   6,491      $    --     $      --    $    8,098
                                                     ==========   =========    =========      =======     =========    ==========


                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                       GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 30, 2003
                                 (In thousands)



                                                      Graham        Graham
                                                    Packaging     Packaging
                                                     Holdings      Company,      Non-       GPC Capital
                                                     Company         L.P       Guarantors     Corp. I    Eliminations Consolidated
                                                     -------         ---       ----------     -------    ------------ ------------
Operating activities:
Net cash (used in) provided by operating activities. $       --   $ (12,557)   $   2,563      $    --     $      --    $   (9,994)
Investing activities:
   Purchases of property, plant and equipment.......         --     (14,737)      (4,127)          --            --       (18,864)
   Acquisition of/investment in a business, net of
   cash acquired....................................         --      (1,285)       1,285           --            --            --
   Net expenditures for sale of a business..........         --          --          (21)          --            --           (21)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Net cash used in investing activities...............         --     (16,022)      (2,863)          --            --       (18,885)
Financing activities:
   Proceeds from issuance of long-term debt.........         --     794,372        3,326           --            --       797,698
   Payment of long-term debt........................         --    (746,813)      (1,751)          --            --      (748,564)
   Debt issuance fees...............................         --     (20,250)          --           --            --       (20,250)
                                                     ----------   ---------    ---------      -------     ---------    ----------
Net cash provided by financing activities...........         --      27,309        1,575           --            --        28,884
Effect of exchange rate changes.....................         --          --          314           --            --           314
                                                     ----------   ---------    ---------      -------     ---------    ----------
(Decrease) increase in cash and cash equivalents....         --      (1,270)       1,589           --            --           319
Cash and cash equivalents at beginning of period....         --       1,781        5,518           --            --         7,299
                                                     ----------   ---------    ---------      -------     ---------    ----------
Cash and cash equivalents at end of period.......... $       --   $     511    $   7,107      $    --     $      --    $    7,618
                                                     ==========   =========    =========      =======     =========    ==========


                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

11. Comprehensive Income

     Comprehensive income for the three months ended March 28, 2004 and March 30, 2003 was as follows:

                                                     Three Months Ended
                                                     ------------------
                                                  March 28,       March 30,
                                                    2004            2003
                                                    ----            ----
                                                       (In thousands)
Net income (loss)..............................   $10,542         $(4,550)
Changes in fair value of derivatives...........    (3,458)           (865)
Elimination of cash flow hedge accounting for
certain instruments............................        --           4,783
Additional minimum pension liability...........        12             (56)
Cumulative translation adjustment..............    (4,935)          2,505
                                                  -------         -------
Comprehensive income...........................   $ 2,161         $ 1,817
                                                  =======         =======




12. Segment Information

     The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. Segment information for the three months ended March 28, 2004 and March 30, 2003, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:


                                                                   North                   South
                                                                  America     Europe      America   Eliminations     Total
                                                                  -------     ------      -------   ------------     -----
                                                                               (a)                      (b)
                                                                                       (In thousands)
Net sales (c)              Three months ended March 28, 2004      $214,609    $$36,972    $ 8,764    $     (58)     $260,287
                           Three months ended March 30, 2003       192,062      35,287      5,382           --       232,731

Operating income           Three months ended March 28, 2004        29,894       3,141        160           --        33,195
                           Three months ended March 30, 2003        26,661       1,255        436           --        28,352

Depreciation and           Three months ended March 28, 2004        18,093       3,024        581           --        21,698
   amortization (d)        Three months ended March 30, 2003        21,969       2,592        351           --        24,912

Impairment charges         Three months ended March 28, 2004            --          --         --           --            --
                           Three months ended March 30, 2003           245         364         --           --           609

Interest expense, net (d)  Three months ended March 28, 2004        20,245         560         71           --        20,876
                           Three months ended March 30, 2003        30,663         177         81           --        30,921

Income tax provision       Three months ended March 28, 2004           189       1,212        344           --         1,745
                           Three months ended March 30, 2003           177       1,373        158           --         1,708

Identifiable assets (c)    As of March 28, 2004                    995,797     185,818     31,477     (308,833)      904,259
                           As of December 31, 2003                 961,287     195,427     29,211     (309,831)      876,094

Goodwill                   As of March 28, 2004                      3,515      12,114        712           --        16,341
                           As of December 31, 2003                   3,515      13,066        707           --        17,288

Capital expenditures,      Three months ended March 28, 2004        24,448       3,237      1,452           --        29,137
   excluding acquisitions  Three months ended March 30, 2003        16,069       2,194        623          (22)       18,864



     (a) On March 31, 2003, the Company completed the sale of certain assets and liabilities of its German operations. During the 2nd quarter of 2003, the Company closed its plant in Noeux les Mines, France.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


     (b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

     (c) The Company's net sales for Europe include sales in France which totaled approximately $17.5 million and $18.6 million for the three months ended March 28, 2004 and March 30, 2003, respectively. Identifiable assets in France totaled approximately $89.9 million and $99.1 million as of March 28, 2004 and December 31, 2003, respectively.

     (d)  Includes amortization of debt issuance fees.


Product Net Sales Information

     The following is supplemental information on net sales by product category:

                                             Three Months Ended
                                             ------------------
                                        March 28,           March 30,
                                          2004                2003
                                          ----                ----
                                              (In thousands)
Food and Beverage.................        $154,876            $133,239
Household and Personal Care.........        49,187              47,913
Automotive Lubricants...............        56,224              51,579
                                          --------            --------
Total Net Sales.....................      $260,287            $232,731
                                          ========            ========


13.  Pension Plans

     The components of net periodic pension cost for the Company's U.S. defined benefit pension plans consisted of the following:

                                                  Three Months Ended
                                                  ------------------
                                               March 28,       March 30,
                                                 2004            2003
                                                 ----            ----
                                                    (In thousands)
Components of net periodic pension cost:
Service cost.............................      $  872.0        $  736.0
Interest cost............................         761.3           652.3
Expected return on plan assets...........        (708.3)         (604.9)
Net amortization and deferral............         199.8           201.3
                                               --------        --------
Net periodic pension cost................      $1,124.8        $  984.7
                                               ========        ========

     The increase in net periodic pension cost in the first quarter of 2004 was primarily attributable to a decrease in discount rate compared to 2003 and higher service costs. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2003.

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $3.4 million to its U.S. pension plans in 2004. As of March 28, 2004 $3.2 million of contributions has been made.


14. Subsequent Event

     On April 15, 2004 the Company purchased the 42.25% interest in Masko Graham that it did not own for $12.8 million. The Company now owns 100% of Masko Graham.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

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

See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


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

     Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. The Company has established itself as a market leader in the value-added segment for hot-fill PET containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through March 28, 2004, the Company has invested over $185.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2003, the Company's sales of polyolefin containers for the food and beverage market grew to $243.9 million from $82.4 million in 1998.

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

     The Company currently operates 21 manufacturing facilities outside of the United States, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina. On March 30, 2001, the Company increased its interest in Masko Graham, the Company's Polish operation, from 50% to 51%, and again on December 29, 2003 from 51% to approximately 58%. The Company purchased the remaining 42% interest on April 15, 2004.

     Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when it is deemed appropriate. The Company restructured its operations since 2001 as follows.

     o In its North American operations in 2001, the Company closed its facility in Anjou, Quebec, Canada and in 2002 closed another plant in Burlington, Ontario, Canada. Business from these facilities was consolidated into other North American facilities as a result of these closures.
     o In its European operations, the Company committed to restructuring changes in the United Kingdom, France, Italy and Germany as follows. During the latter portion of 2001, the Company committed to a plan to close its plant in the United Kingdom. This plant was closed during 2002. During the latter portion of 2001, the Company also committed to a plan to sell or close certain plants in France. During 2002, one facility in France was sold. Another facility in France was closed in the second quarter of 2003. During the latter portion of 2001, the Company committed to a plan to sell or close its plants in Italy. In 2002, the Company sold both of its plants in Italy. During the latter portion of 2001, the Company committed to a plan to sell or close certain plants in Germany. On March 31, 2003, the Company sold its two German plants.

     For the three months ended March 28, 2004, approximately 87% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 15 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to two customers which exceeded 10% of total sales for the three months ended March 28, 2004 and March 30, 2003. The Company's sales to these customers were 15.8% and 12.6% of total sales for the three months ended March 28, 2004 and 14.9% and 10.6% of total sales for the three months ended March 30, 2003, respectively. For the three months ended March 28, 2004, approximately 68% and 32% of the sales to these two customers were made in North America and Europe, respectively. The Company also had sales to a third customer which exceeded 10% of total sales for the three months ended March 30, 2003. The Company's sales to this customer were 10.5% of total sales for the three months ended March 30, 2003.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three months ended March 2004 and 2003:

                                Three Months Ended March
                                ------------------------
                                   2004          2003
                                   ----          ----
  PET.......................       $0.64         $0.63
  HDPE......................        0.53          0.47

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


Results of Operations

     The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:

                                       Three Months Ended
                                       ------------------
                                 March 28,           March 30,
                                   2004                2003
                                   ----                ----
                                     (Dollars in millions)
North America..............   $214.6    82.5%     $192.0   82.5%
Europe.....................     37.0    14.2        35.3   15.2
South America..............      8.7     3.3         5.4    2.3
                              ------   -----      ------  -----
   Total Net Sales.........   $260.3   100.0%     $232.7  100.0%
                              ======   =====      ======  =====


                                       Three Months Ended
                                       ------------------
                                  March 28,             March 30,
                                     2004                  2003
                                     ----                  ----
                                       (Dollars in millions)
Food and Beverage..........   $154.9   59.5%      $133.2   57.2%
Household and Personal Care     49.2   18.9         47.9   20.6
Automotive Lubricants......     56.2   21.6         51.6   22.2
                              ------  -----       ------  -----
   Total Net Sales.........   $260.3  100.0%      $232.7  100.0%
                              ======  =====       ======  =====



Three Months Ended March 28, 2004 Compared to Three Months Ended March 30, 2003

Net Sales. Net sales for the three months ended March 28, 2004 increased $27.6 million, or 11.9%, to $260.3 million from $232.7 million for the three months ended March 30, 2003. The increase in sales was primarily due to an increase in resin pricing, exchange rate changes of approximately $6.4 million and a 20.1% increase in container units sold, principally due to additional food and beverage container business where container units increased by 32.2%. On a geographic basis, sales for the three months ended March 28, 2004 in North America increased $22.6 million, or 11.8%, from the three months ended March 30, 2003 and included higher container units sold of 20.4%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $17.8 million, $1.8 million and $3.0 million, respectively, to the increase. Container units sold in North America increased by 34.7% in the food and beverage business, decreased by 0.7% in the household and personal care business and decreased by 4.3% in the automotive lubricants business. Sales for the three months ended March 28, 2004 in Europe increased $1.7 million, or 4.8%, from the three months ended March 30, 2003. The increase in sales was primarily due to exchange rate changes of approximately $4.6 million, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the three months ended March 28, 2004 would have increased approximately $4.3 million, or approximately 13%, compared to the three months ended March 30, 2003. Container units sold in Europe increased 16.6% compared to the same period last year. Sales in South America for the three months ended March 28, 2004 increased $3.3 million, or 61.1%, from the three months ended March 30, 2003, primarily due to exchange rate changes of approximately $1.3 million and a 79.7% increase in container units sold.

Gross Profit. Gross profit for the three months ended March 28, 2004 increased $5.4 million to $50.2 million from $44.8 million for the three months ended March 30, 2003. Gross profit for the three months ended March 28, 2004 increased $4.0 million in North America, increased $1.4 million in Europe and remained flat in South America when compared to the three months ended March 30, 2003. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business of $3.6 million, a net reduction of restructuring expenses in North America and Europe of $1.1 million and net exchange rate gains of $1.1 million, offset by a net increase in project costs of $0.4 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 28, 2004 increased $1.1 million to $17.0 million from $15.9 million for the three months ended March 30, 2003. The increase was primarily due to increases in compensation-related expenses and product development expenses in North America and an increase in expenses in Europe and South America due to exchange rates, partially offset by a reduction in non-recurring charges. The non-recurring charges were $0.1 million and $0.4 million for the three months ended March 28, 2004 and March 30, 2003, respectively, comprised primarily in both periods of global reorganization costs. Selling, general and administrative expenses as a percent of sales decreased to 6.5% of sales for the three months ended March 28, 2004 from 6.8% of sales for the three months ended March 30, 2003. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales decreased to 6.5% of sales for the three months ended March 28, 2004 from 6.7% of sales for the three months ended March 30, 2003.

Impairment Charges. Impairment charges were $0.0 million for the three months ended March 28, 2004 as compared to $0.6 million for the three months ended March 30, 2003. In 2003, due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.4 million for the three months ended March 30, 2003. These assets were disposed of on March 31, 2003.

In 2003, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in an impairment charge of $0.2 million for the three months ended March 30, 2003.

Interest Expense, Net. Interest expense, net decreased $10.0 million to $20.9 million for the three months ended March 28, 2004 from $30.9 million for the three months ended March 30, 2003. The decrease was primarily related to the refinancing of the Company's prior Senior Credit Agreement in the first quarter of 2003, which resulted in the write-off of debt issuance fees of $6.2 million for the first quarter of 2003 and the reclassification into expense of the remaining unrealized loss on then existing interest rate swap agreements applicable to indebtedness under that credit agreement of $4.8 million for the first quarter of 2003, partially offset by a change in fair value of those same interest rate swap agreements of $1.3 million for the first quarter of 2003.

Other income, net. Other income increased $0.3 million to $0.3 million for the three months ended March 28, 2004 from $0.0 million for the three months ended March 30, 2003, primarily due to higher foreign exchange gains.

Income Tax Provision. Income tax provision remained unchanged at $1.7 million for both the three months ended March 28, 2004 and March 30, 2003.

Minority Interest. Minority interest increased $0.1 million to $0.4 million for the three months ended March 28, 2004 from $0.3 million for the three months ended March 30, 2003, due to an increase related to the Company's joint venture in Mexico, partially offset by the elimination of minority interest in 2004 for the Company's joint venture in Poland due to the Company's commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $10.5 million for the three months ended March 28, 2004 compared to net loss of $4.6 million for the three months ended March 30, 2003.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $4.9 million and increased comprehensive income by $2.5 million for the three months ended March 28, 2004 and March 30, 2003, respectively.


Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized loss of $3.5 million for the three months ended March 28, 2004. Approximately 48% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.9 million unrealized loss recorded in OCI as of March 28, 2004.

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

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.


Liquidity and Capital Resources

     In the three months ended March 28, 2004, the Company funded, through its various borrowing arrangements and operating activities, $29.2 million of investing activities.

     The Company's Senior Credit Agreement currently consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving credit facility to the Operating Company totaling $150.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at March 28, 2004 was $109.5 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on the earlier of February 14, 2008 and the Term Loan maturity date. The term loan and revolving credit facility will become due on July 15, 2007 if the Senior Subordinated Notes due 2008 have not been refinanced by January 15, 2007. The term loan will become due on July 15, 2008 if the Senior Discount Notes have not been refinanced by January 15, 2008. On March 28, 2004 the Company was in compliance with all covenants.

     At March 28, 2004 the Company's other indebtedness included $325.0 million of Senior Subordinated Notes due 2008 and $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009. The Senior Subordinated Notes included $100.0 million aggregate principal amount of 8-3/4% Senior Subordinated Notes Due 2008, Series B, which were registered under the Securities Act, that the Company issued in exchange for an equal principal amount of 8-3/4% Senior Subordinated Notes issued on May 28, 2003 pursuant to Rule 144A under the Securities Act. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with interest payable at a fixed rate of 10.75%.

     At March 28, 2004, the Company's total indebtedness was $1,118.9 million.

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

     Covenant compliance EBITDA was $55.8 million and $49.4 million for the three months ended March 28, 2004 and March 30, 2003, respectively. All of the components of covenant compliance EBITDA for these periods, to the extent applicable in any given period, are derived from information presented in our financial statements included elsewhere in the Quarterly Report on Form 10-Q, other than other non-cash charges and certain other charges. For the three months ended March 28, 2004 and March 30, 2003, other non-cash charges and certain other charges (which includes global reorganization, project startup, legal and other costs) were $1.6 million ($1.0 million for North America and $0.6 million for Europe) and $2.6 million ($0.6 million for North America and $2.0 million for Europe), respectively.

     The breach of covenants in the Senior Credit Agreement that are tied to ratios based on covenant compliance EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Senior Credit Agreement requires that Graham Packaging Company, L.P. maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 2.25x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 5.50x, in each case for the most recent four quarter period. For the four quarters ended March 28, 2004, Graham Packaging Company, L.P.'s covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 3.15x and 4.44x, respectively. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Indentures is tied to a covenant compliance EBITDA to interest expense ratio of 1.75 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the credit agreement and investments equal to 10% of the Operating Company's total assets. For the four quarters ended March 28, 2004, the covenant compliance EBITDA to interest expense ratio under the Indentures was 3.15x.

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

     Capital expenditures, excluding acquisitions, for the three months ended March 28, 2004 were $29.1 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $25 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

     For the fiscal year 2004, the Company expects to incur approximately $150.0 million of capital investments, including $12.8 million related to the purchase of the 42.25% interest in Masko Graham which occurred on April 15, 2004. However, total capital investments for 2004 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

     On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended the equipment sales, services and license agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of March 28, 2004 for financial instruments that have experienced material changes in fair value since December 31, 2003.



                                                                                                             Fair Value
                             Expected Maturity Date of Interest Rate Swap Agreements at March 28, 2004        March 28,
                             -------------------------------------------------------------------------
                            2004        2005        2006        2007        2008     Thereafter   Total         2004
                            ----        ----        ----        ----        ----     ----------   -----         ----
                                                              (Dollars in thousands)
Derivatives matched
    against liabilities:
  Pay fixed swaps            --          --      $ 400,000       --           --          --      $ 400,000      $(5,886)
  Pay rate                   --          --          2.60%       --           --          --          2.60%
  Receive rate               --          --          1.88%       --           --          --          1.88%


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

     (b)  Changes in Internal Controls

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect Holdings' disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Holdings' internal controls. As a result, no corrective actions were required or undertaken.

        PART II          OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10.1 Form of Second Amendment to Credit Agreement dated as of
                       February 25, 2004 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by GPC Capital Corp. II for the fiscal year ended December 31, 2003 on March 25, 2003 (File No. 333-89022)).

          Exhibit 31.1 Certification required by Rule 15d-14(a).

          Exhibit 31.2 Certification required by Rule 15d-14(a).

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended March 28, 2004.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated: May 11, 2004


                              GRAHAM PACKAGING HOLDINGS COMPANY
                              (Registrant)

                              By:  BCP/Graham Holdings L.L.C.,
                                       its General Partner

                              By:  /s/ John E. Hamilton
                                   ___________________________________
                                   John E. Hamilton
                                   Chief Financial Officer
                                   (chief accounting officer and duly
                                    authorized officer)