Form 10-Q
period 2004-06-27
GRAHAM PACKAGING HOLDINGS CO
filed 2004-08-10
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004
                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________
Commission file number: 333-53603-03


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
                                                                    -----------
Item 1:  Condensed Consolidated Financial Statements:


         CONDENSED CONSOLIDATED BALANCE SHEETS -
           At June 27, 2004 and December 31, 2003..........................   3


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the Three
           and Six Months ended June 27, 2004 and June 29, 2003............   4


         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) -
           For the Year Ended December 31, 2003 and Six Months ended
           June 27, 2004...................................................   5


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Six Months
           ended June 27, 2004 and June 29, 2003...........................   6


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............   7


Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  24


Item 3:  Quantitative and Qualitative Disclosures About Market Risk........  33


Item 4:  Controls and Procedures...........................................  34



PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..................................  35


Signature: ................................................................  36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                June 27,            December 31,
                                                                  2004                  2003
                                                                  ----                  ----
                                                                       (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents...............................    $     4,760           $     7,067
   Accounts receivable, net................................        122,092                96,456
   Inventories.............................................         72,502                66,568
   Prepaid expenses and other current assets...............         22,668                19,222
                                                               -----------           -----------
Total current assets.......................................        222,022               189,313
Property, plant and equipment, net.........................        633,457               623,242
Goodwill...................................................         16,469                17,288
Other non-current assets...................................         44,895                46,251
                                                               -----------           -----------
Total assets...............................................    $   916,843           $   876,094
                                                               ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses...................    $   165,650           $   170,755
   Current portion of long-term debt.......................         16,274                12,157
                                                               -----------           -----------
Total current liabilities..................................        181,924               182,912

Long-term debt.............................................      1,098,313             1,085,292
Other non-current liabilities..............................         19,145                17,030
Minority interest..........................................         13,237                12,400
Commitments and contingent liabilities (see Note 9)........             --                    --
Partners' capital (deficit)................................       (395,776)             (421,540)
                                                               -----------           -----------
Total liabilities and partners' capital (deficit)..........    $   916,843           $   876,094
                                                               ===========           ===========





























    See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended             Six Months Ended
                                                                 ------------------             ----------------
                                                               June 27,      June 29,        June 27,      June 29,
                                                                 2004          2003            2004          2003
                                                                 ----          ----            ----          ----
                                                                                 (In thousands)
Net sales.................................................    $ 280,114     $ 261,073       $ 540,400     $ 493,803
Cost of goods sold........................................      224,999       210,259         435,074       398,140
                                                              ---------     ---------       ---------     ---------

Gross profit..............................................       55,115        50,814         105,326        95,663
Selling, general and administrative expenses..............       16,088        14,952          33,105        30,840
Impairment charges........................................          400            --             400           609
                                                              ---------     ---------       ---------     ---------


Operating income..........................................       38,627        35,862          71,821        64,214
Interest expense, net.....................................       20,317        21,743          41,193        52,664
Other expense (income), net...............................          222          (805)           (126)         (817)
                                                              ----------    ---------       ---------     ---------

Income before income taxes and minority interest..........       18,088        14,924          30,754        12,367
Income tax provision......................................        1,641         1,458           3,386         3,166
Minority interest.........................................          457           431             836           716
                                                              ---------     ---------       ---------     ---------

Net income................................................    $  15,990     $  13,035       $  26,532     $   8,485
                                                              =========     =========       =========     =========

Net income allocated to general partners..................    $     800     $     652       $   1,327     $     424
Net income allocated to limited partners..................    $  15,190     $  12,383       $  25,205     $   8,061




































     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                                                        Notes and
                                                                                        Interest        Accumulated
                                                                                     Receivable for        Other
                                                           General        Limited       Ownership      Comprehensive
                                                           Partners       Partners      Interests      Income (Loss)      Total
                                                           --------       --------      ---------      -------------      -----
                                                                                     (In thousands)
Consolidated balance at January 1, 2003...............      $ (20,769)  $ (399,580)    $ (2,593)        $ (37,365)      $(460,307)

  Net income for the year.............................            487        9,263           --                --           9,750
  Changes in fair value of derivatives................             --           --           --             3,808           3,808
  Additional minimum pension liability................             --           --           --               706             706
  Cumulative translation adjustment...................             --           --           --            24,524          24,524
                                                                                                                        ---------
  Comprehensive income................................                                                                     38,788
  Stock compensation expense..........................             --          135           --                --             135
  Interest on notes receivable for ownership interests             --           --         (156)               --            (156)
                                                            ---------   ----------      -------         ---------       ---------
Consolidated balance at December 31, 2003.............        (20,282)    (390,182)      (2,749)           (8,327)       (421,540)

  Net income for the period...........................          1,327       25,205           --                --          26,532
  Changes in fair value of derivatives................             --           --           --             5,072           5,072
  Additional minimum pension liability................             --                                          28              28
  Cumulative translation adjustment...................             --           --           --            (5,787)         (5,787)
                                                                                                                        ---------
  Comprehensive income................................                                                                     25,845
  Stock compensation expense..........................             --            4           --                --               4
  Interest on notes receivable for ownership interests             --           --          (85)               --             (85)
                                                            ---------   ----------     --------         ---------       ---------
Consolidated balance at June 27, 2004.................      $ (18,955)  $ (364,973)    $ (2,834)        $  (9,014)      $(395,776)
                                                            =========   ==========     ========         =========       =========





































     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                   June 27,       June 29,
                                                                                     2004           2003
                                                                                     ----           ----
Operating activities:                                                                   (In thousands)
   Net income.................................................................      $   26,532     $   8,485
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..............................................          40,361        34,771
   Amortization of debt issuance fees.........................................           2,731         8,649
   Impairment charges.........................................................             400           609
   Accretion of Senior Discount Notes.........................................              --           623
   Unrealized loss on termination of cash flow hedge accounting...............              --         4,783
   Stock compensation expense.................................................               4            --
   Minority interest..........................................................             836           716
   Foreign currency transaction loss (gain)...................................              88        (1,112)
   Interest receivable for ownership interests................................             (85)          (76)
   Changes in operating assets and liabilities:
     Accounts receivable......................................................         (27,026)      (20,103)
     Inventories..............................................................          (6,250)       (7,980)
     Prepaid expenses and other current assets................................          (2,317)        1,623
     Other non-current assets and liabilities.................................           2,486         1,091
     Accounts payable and accrued expenses....................................          10,950       (10,439)
                                                                                    ---------      ---------
Net cash provided by operating activities.....................................          48,710        21,640
Investing activities:
     Purchases of property, plant and equipment...............................         (53,539)      (46,999)
     Proceeds from sale of property, plant and equipment......................             266         3,615
     Acquisition of/investment in a business, net of cash acquired............         (12,831)           --
     Net expenditures for sale of a business..................................              --           137
                                                                                    ----------     ---------
Net cash used in investing activities.........................................         (66,104)      (43,247)
Financing activities:
   Proceeds from issuance of long-term debt...................................         165,420       948,638
   Payment of long-term debt..................................................        (148,136)     (908,106)
   Debt issuance fees.........................................................          (1,500)      (20,250)
                                                                                    ----------     ---------
Net cash provided by financing activities.....................................          15,784        20,282
Effect of exchange rate changes...............................................            (697)          990
                                                                                    ----------     ---------
Decrease in cash and cash equivalents.........................................          (2,307)         (335)
Cash and cash equivalents at beginning of period..............................           7,067         7,299
                                                                                    ----------     ---------
Cash and cash equivalents at end of period....................................      $    4,760     $   6,964
                                                                                    ==========     =========






















     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)


1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2003. The results of operations for the six months ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $5.1 million for the six months ended June 27, 2004. Approximately 54% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $2.6 million unrealized gain recorded in OCI as of June 27, 2004.

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

Comprehensive Income

     Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Condensed Consolidated Statements of Partners' Capital (Deficit). Cumulative foreign currency translation loss adjustments totaled $8.4 million and $2.6 million as of June 27, 2004 and December 31, 2003, respectively. Cumulative gains on derivatives designated and accounted for as cash flow hedges totaled $2.6 million as of June 27, 2004 and cumulative losses on derivatives designated

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

and accounted for as cash flow hedges totaled $2.4 million as of December 31, 2003. Minimum pension liability loss adjustments totaled $3.2 million and $3.3 million as of June 27, 2004 and December 31, 2003, respectively.

Option Plan

     The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the entire option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income for the three and six months ended June 27, 2004 and June 29, 2003 would have been reflected as follows:


                                                          Three Months Ended    Six Months Ended
                                                          ------------------    ----------------
                                                          June 27,   June 29,  June 27,  June 29,
                                                            2004       2003      2004      2003
                                                            ----       ----      ----      ----
                                                                        (In thousands)
 Net income, as reported                                  $15,990    $13,035   $26,532   $ 8,485
  Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards                                            (46)       (61)      (92)     (105)
                                                          -------    -------   -------    ------
 Pro forma net income                                     $15,944    $12,974   $26,440   $ 8,380
                                                          =======    =======   =======   =======

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


2. Debt Arrangements

     Long-term debt consisted of the following:

                                                               June 27,        December 31,
                                                                 2004              2003
                                                                 ----              ----
                                                                   (In thousands)
        Term loan.........................................   $  567,000        $  568,000
        Revolving Credit Facility.........................       34,000            14,500
        Foreign and other revolving credit facilities.....        3,579             5,739
        Senior Subordinated Notes.........................      325,000           325,000
        Senior Discount Notes.............................      169,000           169,000
        Capital leases....................................       11,862            13,052
        Other.............................................        4,146             2,158
                                                             ----------        ----------
                                                              1,114,587         1,097,449
        Less amounts classified as current................       16,274            12,157
                                                             ----------        ----------
                                                             $1,098,313        $1,085,292
                                                             ==========        ==========


     On February 14, 2003, the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million (the "Term Loan" or "Term Loan Facility") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"). On February 25, 2004 the Company amended its Senior Credit Agreement to provide for reduced LIBOR and ABR margins on its Term Loan. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.50% to 2.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.50% to 3.75%. The unused availability of the Revolving Credit Facility under the Senior Credit Agreement at June 27, 2004 was $114.0 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 27, 2004 the Company was in compliance with all covenants.

     On January 20, 2004, the Company consummated an exchange offer pursuant to which the Company issued $100.0 million aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B, which were registered under the Securities Act, in exchange for an equal principal amount of Notes issued on May 28, 2003 pursuant to Rule 144A under the Securities Act.

     Cash paid for interest during the six months ended June 27, 2004 and June 29, 2003, net of amounts capitalized, totaled $38.7 million and $34.9 million, respectively.


3.  Inventories

     Inventories consisted of the following:
                                        June 27,        December 31,
                                          2004              2003
                                          ----              ----
                                              (In thousands)
Finished goods.....................     $ 48,971         $ 42,760
Raw materials and parts............       23,531           23,808
                                        --------         --------
                                        $ 72,502         $ 66,568
                                        ========         ========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

4. Impairment Charges

     Due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $0.4 million for the three months ended June 27, 2004.

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


5. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following:

                                                   June 27,      December 31,
                                                     2004           2003
                                                     ----           ----
                                                       (In thousands)
Accounts payable...............................  $  75,758       $  70,833
Accrued employee compensation and benefits.....     23,989          23,591
Accrued interest...............................     21,131          21,257
Minority interest purchase.....................         --          13,324
Other..........................................     44,772          41,750
                                                 ---------       ---------
                                                 $ 165,650       $ 170,755
                                                 =========       =========


     For the two years ended December 31, 2003, the Company incurred costs of employee termination benefits in France of $14.1 million, which included the legal liability of severing 149 employees, all of which were terminated as of December 31, 2003. In addition, for the year ended December 31, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 were accounted for in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                         North
                                          France        America
                                        Reduction      Reduction
                                         in Force       in Force       Total
                                         --------       --------       -----
Reserves at December 31, 2003......       $  795        $  1,438     $  2,233
Increase in reserves...............           --              18           18
Cash payments......................         (324)           (427)        (751)
                                          ------        --------     --------
Reserves at June 27, 2004..........       $  471        $  1,029     $  1,500
                                          ======        ========     ========


6. Income Taxes

     The Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. For the Company's foreign operations subject to tax in their local jurisdictions, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

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


7. Acquisitions

Purchase of additional interest in Masko Graham Joint Venture

     On March 30, 2001 the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a then total interest of 51%. On December 29, 2003 Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's total interest to 57.75%. On December 29, 2003 the Company agreed to buy the remaining shares owned by the minority partners. On April 15, 2004, the Company purchased the remaining interest for approximately $12.8 million. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets was $18.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham were consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The December 29, 2003 purchase price allocation is preliminary pending a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


      Current assets.............................   $  3,847
      Property, plant and equipment..............      8,495
      Goodwill....................................    11,774
      Elimination of minority interest............     5,788
                                                    --------


      Total.......................................    29,904
      Less liabilities assumed....................    11,474
                                                    --------

      Net cost of acquisition.....................  $ 18,430
                                                    ========


Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of Masko Graham had taken place on January 1, 2003.

                                             Three Months Ended    Three Months Ended      Six Months Ended    Six Months Ended
                                               June 27, 2004          June 29, 2003         June 27, 2004       June 29, 2003
                                               -------------          -------------         -------------       -------------

 Net sales.................................       $280,114              $261,073              $540,400            $493,803
 Net income................................         15,965                13,245                26,358               8,791

 Net income allocated to general partners..            798                   662                 1,318                 440
 Net income allocated to limited partners..         15,167                12,583                25,040               8,351

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

8. Rent Expense

     The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $6.3 million and $12.4 million for the three and six months ended June 27, 2004, respectively, and $5.8 million and $11.9 million for the three and six months ended June 29, 2003, respectively.


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


10. Condensed Guarantor Data

     As of June 27, 2004 the Company's indebtedness included $325.0 million of Senior Subordinated Notes Due 2008, which were co-issued by Graham Packaging Company, L.P. and GPC Capital Corp. I and unconditionally guaranteed on a senior subordinated basis by Graham Packaging Holdings Company. The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Graham Packaging Holdings Company, Graham Packaging Company, L.P., non-guarantor subsidiaries and GPC Capital Corp. I.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 27, 2004
                                 (In thousands)



                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
ASSETS
Current assets:

   Cash and cash equivalents..................... $      --    $     683     $   4,077    $     --    $       --    $    4,760
   Accounts receivable, net......................        --       74,233        47,859          --            --       122,092
   Inventories...................................        --       57,523        14,979          --            --        72,502
   Prepaid expenses and other current assets.....        --       10,174        12,494          --            --        22,668
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total current assets.............................        --      142,613        79,409          --            --       222,022
Property, plant and equipment, net...............        --      462,522       170,935          --            --       633,457
Goodwill.........................................        --        3,939        12,530          --            --        16,469
Net intercompany.................................        --       80,836            --          --       (80,836)           --
Investment in subsidiaries.......................        --      107,259            --          --      (107,259)           --
Other non-current assets.........................     2,825       40,977         1,093          --            --        44,895
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total assets..................................... $   2,825    $ 838,146     $ 263,967    $     --    $ (188,095)   $  916,843
                                                  =========    =========     =========    ========    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses......... $   8,326    $ 100,857     $  56,467    $     --    $       --    $  165,650
   Current portion of long-term debt.............        --       11,898         4,376          --            --        16,274
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total current liabilities........................     8,326      112,755        60,843          --            --       181,924
Long-term debt...................................   169,000      928,149         1,164          --            --     1,098,313
Other non-current liabilities....................        --       11,523         7,622          --            --        19,145
Investment in subsidiaries.......................   214,281           --            --          --      (214,281)           --
Net intercompany.................................     6,994           --        73,842          --       (80,836)           --
Minority interest................................        --           --        13,237          --            --        13,237
Commitments and contingent liabilities...........        --           --            --          --            --            --
Partners' capital (deficit)......................  (395,776)    (214,281)      107,259          --       107,022      (395,776)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total liabilities and partners' capital (deficit) $   2,825    $ 838,146     $ 263,967    $     --    $ (188,095)   $  916,843
                                                  =========    =========     =========    ========    ==========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (In thousands)


                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents..................... $      --    $     847     $   6,220    $     --    $       --    $    7,067
   Accounts receivable, net......................        --       52,668        43,788          --            --        96,456
   Inventories...................................        --       51,319        15,249          --            --        66,568
   Prepaid expenses and other current assets.....        --        5,403        13,819          --            --        19,222
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total current assets.............................        --      110,237        79,076          --            --       189,313
Property, plant and equipment, net...............        --      451,681       171,561          --            --       623,242
Goodwill.........................................        --        3,939        13,349          --            --        17,288
Net intercompany.................................        --       71,563            --          --       (71,563)           --
Investment in subsidiaries.......................        --      102,724            --          --      (102,724)           --
Other non-current assets.........................     3,082       42,036         1,133          --            --        46,251
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total assets..................................... $   3,082    $ 782,180     $ 265,119    $     --    $ (174,287)   $  876,094
                                                  =========    =========     =========    ========    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses......... $   8,328    $  91,004     $  71,423    $     --    $       --    $  170,755
   Current portion of long-term debt.............        --        7,637         4,520          --            --       12,157
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total current liabilities........................     8,328       98,641        75,943          --            --       182,912
Long-term debt...................................   169,000      915,007         1,285          --            --     1,085,292
Other non-current liabilities....................        --        8,833         8,197          --            --        17,030
Investment in subsidiaries.......................   240,301           --            --          --      (240,301)           --
Net intercompany.................................     6,993           --        64,570          --       (71,563)           --
Minority interest................................        --           --        12,400          --            --        12,400
Commitments and contingent liabilities...........        --           --            --          --            --            --
Partners' capital (deficit)...................... (421,540)    (240,301)       102,724          --       137,577      (421,540)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Total liabilities and partners' capital (deficit) $   3,082    $ 782,180     $ 265,119    $     --    $ (174,287)   $  876,094
                                                  =========    =========     -========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 27, 2004
                                 (In thousands)



                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Net sales.....................................    $      --    $ 219,265     $  60,849    $     --    $       --    $  280,114
Cost of goods sold............................           --      176,468        48,531          --            --       224,999
                                                  ---------    ---------     ---------    --------    ----------    ----------

Gross profit..................................           --       42,797        12,318          --            --        55,115
Selling, general and administrative expenses..           --       12,281         3,807          --            --        16,088
Impairment charges............................           --          400            --          --            --           400
                                                  ---------    ---------     ---------    --------    ----------    ----------
Operating income..............................           --       30,116         8,511          --            --        38,627
Interest expense, net.........................        4,670       14,787           860          --            --        20,317
Other expense, net............................           --           56           166          --            --           222
Equity in earnings of subsidiaries............      (20,660)      (5,420)           --          --        26,080            --
                                                  ---------    ---------     ---------    --------    ----------    ----------

Income (loss) before income taxes and minority
interest .....................................       15,990       20,693         7,485          --       (26,080)       18,088
Income tax provision..........................           --           33         1,608          --            --         1,641
Minority interest.............................           --           --           457          --            --           457
                                                  ---------    ---------     ---------    --------    ----------    ----------

Net income (loss).............................    $  15,990    $  20,660     $   5,420    $     --    $  (26,080)   $   15,990
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 27, 2004
                                 (In thousands)



                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Net sales.....................................    $      --    $ 421,569     $ 118,831    $     --    $       --    $  540,400
Cost of goods sold............................           --      338,342        96,732          --            --       435,074
                                                  ---------    ---------     ---------    --------    ----------    ----------

Gross profit..................................           --       83,227        22,099          --            --       105,326
Selling, general and administrative expenses..           --       24,841         8,264          --            --        33,105
Impairment charges............................           --          400            --          --            --           400
                                                  ---------    ---------     ---------    --------    ----------    ----------
Operating income..............................           --       57,986        13,835          --            --        71,821
Interest expense, net.........................        9,341       30,364         1,488          --            --        41,193
Other income, net.............................           --          (86)          (40)         --            --          (126)
Equity in earnings of subsidiaries............      (35,873)      (8,220)           --          --        44,093            --
                                                  ---------    ---------     ---------    --------    ----------    ----------

Income (loss) before income taxes and minority
interest .....................................       26,532       35,928        12,387          --       (44,093)       30,754
Income tax provision..........................           --           55         3,331          --            --         3,386
Minority interest.............................           --           --           836          --            --           836
                                                  ---------    ---------     ---------    --------    ----------    ----------

Net income (loss).............................    $  26,532    $  35,873     $   8,220    $     --    $ (44,093)    $   26,532
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 29, 2003
                                 (In thousands)



                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Net sales....................................     $      --    $ 207,932     $  53,141    $     --    $       --    $  261,073
Cost of goods sold...........................            --      165,627        44,632          --            --       210,259
                                                  ---------    ---------     ---------    --------    ----------    ----------

Gross profit.................................            --       42,305         8,509          --            --        50,814
Selling, general and administrative expenses.            --       10,756         4,196          --            --       14,952
                                                  ---------    ---------     ---------    --------    ----------    ---------

Operating income.............................            --       31,549         4,313          --            --        35,862
Interest expense, net........................         4,720       16,751           272          --            --        21,743
Other (income) expense, net..................            --       (2,169)        1,364          --            --          (805)
Equity in earnings of subsidiaries...........       (17,755)        (788)           --          --        18,543            --
                                                  ---------    ---------     ---------    --------    ----------    ----------

Income (loss) before income taxes and minority
interest.....................................        13,035       17,755         2,677          --       (18,543)       14,924
Income tax provision.........................            --           --         1,458          --            --         1,458
Minority interest............................            --           --           431          --            --           431
                                                  ---------    ---------     ---------    --------    ----------    ----------

Net income (loss)............................     $  13,035    $  17,755     $     788    $     --    $  (18,543)   $   13,035
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 29, 2003
                                 (In thousands)


                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Net sales....................................     $      --    $ 392,603     $ 101,200    $     --    $       --    $  493,803
Cost of goods sold...........................            --      312,101        86,039          --            --       398,140
                                                  ---------    ---------     ---------    --------    ----------    ----------

Gross profit.................................            --       80,502        15,161          --            --        95,663
Selling, general and administrative expenses.            --       22,414         8,426          --            --        30,840
Impairment charges...........................            --          245           364          --            --           609
                                                  ---------    ---------     ---------    --------    ----------    ----------

Operating income.............................            --       57,843         6,371          --            --        64,214
Interest expense, net........................         9,256       42,872           536          --            --        52,664
Other (income) expense, net..................            --       (2,478)        1,661          --            --          (817)
Equity in earnings of subsidiaries...........       (17,741)        (292)           --          --        18,033            --
                                                  ---------    ---------     ---------    --------    ----------    ----------

Income (loss)  before income taxes and
minority interest............................         8,485       17,741         4,174          --       (18,033)       12,367
Income tax provision.........................            --           --         3,166          --            --         3,166
Minority interest............................            --           --           716          --            --           716
                                                  ---------    ---------     ---------    --------    ----------    ----------

Net income (loss)............................     $   8,485    $  17,741     $     292    $     --    $  (18,033)   $    8,485
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 27, 2004
                                 (In thousands)


                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Operating activities:
Net cash (used in) provided by operating
activities........................................$  (9,084)   $  33,509     $  24,285    $     --    $       --    $   48,710
Investing activities:
  Net purchases of property, plant and equipment..       --      (40,492)      (12,781)         --            --       (53,273)
  Acquisition of/investment in a business, net of
   cash acquired..................................    9,084       (9,084)      (12,831)         --            --       (12,831)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Net cash provided by (used in) investing
activities........................................    9,084      (49,576)      (25,612)         --            --       (66,104)
Financing activities:
   Proceeds from issuance of long-term debt........      --      157,624         7,796          --            --       165,420
   Payment of long-term debt.......................      --     (140,221)       (7,915)         --            --      (148,136)
   Debt issuance fees..............................      --       (1,500)           --          --            --        (1,500)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Net cash provided by (used in) financing
activities........................................       --       15,903          (119)         --            --        15,784
Effect of exchange rate changes...................       --           --          (697)         --            --          (697)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Decrease in cash and cash equivalents.............       --         (164)       (2,143)         --            --        (2,307)
Cash and cash equivalents at beginning of period..       --          847         6,220          --            --         7,067
                                                  ---------    ---------     ---------    --------    ----------    ----------
Cash and cash equivalents at end of period........$      --    $     683     $   4,077    $     --    $       --    $    4,760
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 29, 2003
                                 (In thousands)


                                                     Graham
                                                   Packaging      Graham
                                                    Holdings    Packaging       Non-     GPC Capital
                                                    Company    Company, L.P. Guarantors    Corp. I   Eliminations  Consolidated
                                                    -------    ------------- ----------    -------   ------------  ------------
Operating activities:
Net cash provided by operating activities........ $      --    $  20,994     $     646   $      --    $       --    $   21,640
Investing activities:
  Net purchases of property, plant and equipment.        --      (36,398)       (6,986)         --            --       (43,384)
  Acquisition  of/investment  in a  business,
  net of cash acquired...........................        --       (3,743)        3,743          --            --            --
  Net (expenditures for) proceeds from sale of
  business.......................................        --          (76)          213          --            --           137
                                                  ---------    ---------     ---------    --------    ----------    ----------
Net cash used in investing activities............        --      (40,217)       (3,030)         --           --        (43,247)
Financing activities:
   Proceeds from issuance of long-term debt......        --      943,847         4,791          --           --        948,638
   Payment of long-term debt.....................        --     (904,787)       (3,319)         --           --       (908,106)
   Debt issuance fees............................        --      (20,250)           --          --           --        (20,250)
                                                  ---------    ---------     ---------    --------    ----------    ----------
Net cash provided by financing activities........        --       18,810         1,472          --           --         20,282
Effect of exchange rate changes..................        --           --           990          --           --            990
                                                  ---------    ---------     ---------    --------    ----------    ----------
(Decrease) increase in cash and cash equivalents.        --         (413)           78          --            --          (335)
Cash and cash equivalents at beginning of period.        --        1,781         5,518          --            --         7,299
                                                  ---------    ---------     ---------    --------    ----------    ----------
Cash and cash equivalents at end of period....... $      --    $   1,368     $   5,596    $     --    $       --    $    6,964
                                                  =========    =========     =========    ========    ==========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

11. Comprehensive Income

     Comprehensive income for the three and six months ended June 27, 2004 and June 29, 2003 was as follows:


                                                                         Three Months Ended         Six Months Ended
                                                                         ------------------         ----------------
                                                                       June 27,     June 29,     June 27,     June 29,
                                                                         2004         2003         2004         2003
                                                                         ----         ----         ----         ----
                                                                                        (In thousands)
Net income..........................................................     $15,990      $13,035     $26,532     $  8,485
Changes in fair value of derivatives................................       8,530       (3,622)      5,072       (4,487)
Elimination of cash flow hedge accounting for certain instruments...          --           --          --        4,783
Additional minimum pension liability................................          16          290          28          234
Cumulative translation adjustment...................................        (852)      12,059      (5,787)      14,565
                                                                         -------      -------     -------      -------
Comprehensive income................................................     $23,684      $21,762     $25,845      $23,580
                                                                         =======      =======     =======      =======

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

12. Segment Information

     The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. Segment information for the three and six months ended June 27, 2004 and June 29, 2003, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:


                                                                      North                   South
                                                                     America     Europe      America    Eliminations      Total
                                                                     -------     ------      -------    ------------      -----
                                                                                  (a)                       (b)
                                                                                          (In thousands)
Net sales (c)                   Three months ended June 27, 2004     $ 233,267   $  37,523   $  9,324    $       --     $280,114
                                Three months ended June 29, 2003       218,669      36,734      5,670            --      261,073

                                Six months ended June 27, 2004         447,876      74,495     18,087           (58)     540,400
                                Six months ended June 29, 2003         410,731      72,020     11,052            --      493,803

Operating income                Three months ended June 27, 2004        32,739       5,085        803            --       38,627
                                Three months ended June 29, 2003        31,629       3,881        352            --       35,862

                                Six months ended June 27, 2004          62,633       8,225        963            --       71,821
                                Six months ended June 29, 2003          58,289       5,137        788            --       64,214

Depreciation and                Three months ended June 27, 2004        18,477       2,353        564            --       21,394
   amortization (d)             Three months ended June 29, 2003        17,723         385        400            --       18,508

                                Six months ended June 27, 2004          36,570       5,377      1,145            --       43,092
                                Six months ended June 29, 2003          39,692       2,977        751            --       43,420

Impairment charges              Three months ended June 27, 2004           400          --         --            --          400
                                Three months ended June 29, 2003            --          --         --            --           --

                                Six months ended June 27, 2004             400          --         --            --          400
                                Six months ended June 29, 2003             245         364         --            --          609

Interest expense, net (d)       Three months ended June 27, 2004        19,526         542        249            --       20,317
                                Three months ended June 29, 2003        21,470         172        101            --       21,743

                                Six months ended June 27, 2004          39,771       1,102        320            --       41,193
                                Six months ended June 29, 2003          52,134         349        181            --       52,664

Income tax provision (benefit)  Three months ended June 27, 2004           257       1,086        298            --        1,641
                                Three months ended June 29, 2003           (26)      1,333        151            --        1,458

                                Six months ended June 27, 2004             446       2,298        642            --        3,386
                                Six months ended June 29, 2003             151       2,706        309            --        3,166

Identifiable assets (c)         As of June 27, 2004                  1,016,069     187,698     31,650      (318,574)     916,843
                                As of December 31, 2003                961,287     195,427     29,211      (309,831)     876,094

Goodwill                        As of June 27, 2004                      3,515      12,250        704            --       16,469
                                As of December 31, 2003                  3,515      13,066        707            --       17,288

Capital expenditures,           Six months ended June 27, 2004          42,276       8,365      2,632            --       53,273
   excluding acquisitions (e)   Six months ended June 29, 2003          39,650       1,380      2,386           (32)      43,384


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

(c) The Company's net sales for Europe include sales in France which totaled approximately $18.1 million and $20.8 million for the three months ended June 27, 2004 and June 29, 2003, respectively, and $35.6 million and $39.4 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Identifiable assets in France totaled approximately $89.2 million and $99.1 million as of June 27, 2004 and December 31, 2003, respectively.

(d)  Includes amortization of debt issuance fees.

(e)  Net of proceeds from sale of property, plant and equipment.


Product Net Sales Information

     The following is supplemental information on net sales by product category

                                        Three Months Ended           Six Months Ended
                                        ------------------           ----------------
                                      June 27,      June 29,        June 27,      June 29,
                                        2004          2003            2004          2003
                                        ----          ----            ----          ----
                                                        (In thousands)
Food and Beverage................     $172,457      $156,787        $327,332      $290,026
Household and Personal Care........     47,271        47,540          96,458        95,453
Automotive Lubricants..............     60,386        56,746         116,610       108,324
                                      --------      --------        --------      --------
Total Net Sales....................   $280,114      $261,073        $540,400      $493,803
                                      ========      ========        ========      ========


13. Pension Plans

     The components of net periodic pension cost for the Company's U.S. defined benefit pension plans consisted of the following:


                                                      Three Months Ended             Six Months Ended
                                                      ------------------             ----------------
                                                    June 27,      June 29,        June 27,      June 29,
                                                      2004          2003            2004          2003
                                                      ----          ----            ----          ----
                                                                      (In thousands)
Components of net periodic pension cost:
Service cost....................................   $    872      $    736          $ 1,744       $ 1,472
Interest cost...................................        761           652            1,523         1,305
Expected return on plan assets..................       (752)         (516)          (1,461)       (1,122)
Net amortization and deferral...................        200           201              399           403
                                                    -------       -------          -------       -------
Net periodic pension cost.......................    $ 1,081       $ 1,073          $ 2,205       $ 2,058
                                                    =======       =======          =======       =======

     The increase in net periodic pension cost in the first half of 2004 was primarily attributable to a decrease in discount rate compared to 2003 and higher service costs. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2003.

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $3.4 million to its U.S. pension plans in 2004. As of June 27, 2004 $3.2 million of contributions has been made.


14. Subsequent Event

     On July 28, 2004, Graham Packaging Company, L.P. signed a stock purchase agreement with Owens-Illinois, Inc. pursuant to which Graham Packaging Company, L.P. has agreed to acquire the plastic container business unit of Owens-Illinois, Inc. for approximately $1.2 billion. Closing of the transaction is subject to regulatory approval and other customary conditions.

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


Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and persional care, and automotive lubricants markets and currently operates 57 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to high performance plastic packaging from more commodity packaging.

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

     Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Over the past few years, the

Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. The Company has established itself as a market leader in the value-added segment for hot-fill PET juice containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through June 27, 2004, the Company has invested over $200.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the year ended December 31, 2003, the Company's sales of polyolefin containers for the food and beverage market grew to $243.9 million from $82.4 million in 1998.

     The Company's household and personal care container business is a stable business whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The pace of these conversions has slowed in recent years as liquids have gained a predominant share of these products. The Company's strongest position is in liquid laundry detergents, where it is a leader in plastic container design and manufacture. The Company has continually upgraded its machinery, principally in the United States, to new larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

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

     Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when appropriate. In its North American operations in 2001, the Company closed its facility in Anjou, Quebec, Canada and in 2002 closed another plant in Burlington, Ontario, Canada. Business from these facilities was consolidated into other North American facilities as a result of these closures. In its European operations during the latter portion of 2001, the Company committed to a plan to sell or close certain plants in the United Kingdom, France, Italy and Germany. The Company closed its plant in the United Kingdom in 2002, sold one plant in France in 2002, closed another plant in France in 2003, sold both of its plants in Italy in 2002 and sold both of its plants in Germany in 2003.

     For the six months ended June 27, 2004, approximately 86% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 15 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to two customers which exceeded 10% of total sales in each of the six months ended June 27, 2004 and June 29, 2003. The Company's sales to these customers were 15.6% and 11.7% of total sales for the six months ended June 27, 2004 and 15.1% and 10.6% of total sales for the six months ended June 29, 2003, respectively. For the six months ended June 27, 2004, approximately 69%, 30% and 1% of the sales to these two customers were made in North America, Europe and South America, respectively. The Company also had sales to a third customer which exceeded 10% of total sales for the six months ended June 29, 2003. The Company's sales to this customer were 10.1% of total sales for the six months ended June 29, 2003.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three and six months ended June 2004 and 2003:

                     Three Months Ended June           Six Months Ended June
                     -----------------------           ---------------------
                       2004           2003              2004            2003
                       ----           ----              ----            ----
PET............       $0.71          $0.70             $0.67           $0.67
HDPE...........        0.55           0.51              0.54            0.49

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


Results of Operations

     The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:


                                     Three Months Ended                         Six Months Ended
                                     ------------------                         ----------------
                                    June 27,            June 29,           June 27,            June 29,
                                      2004                2003               2004                2003
                                      ----                ----               ----                ----
                                                            (Dollars in millions)
North America................    $233.3     83.3%    $218.7    83.8%    $447.9    82.9%    $410.7    83.2%
Europe.......................      37.5     13.4       36.7    14.0       74.5    13.8       72.0    14.6
South America................       9.3      3.3        5.7     2.2       18.0     3.3       11.1     2.2
                                 ------    -----     ------   -----     ------   -----     ------   -----
   Total Net Sales...........    $280.1    100.0%    $261.1   100.0%    $540.4   100.0%    $493.8   100.0%
                                 ======    =====     ======   =====     ======   =====     ======   =====



                                        Three Months Ended                       Six Months Ended
                                        ------------------                       ----------------
                                    June 27,            June 29,             June 27,            June 29,
                                      2004                2003                 2004                2003
                                      ----                ----                 ----                ----
                                                            (Dollars in millions)
Food and Beverage............    $172.4     61.5%    $156.8     60.1%     $327.3    60.6%     $290.0    58.7%
Household and Personal Care..      47.3     16.9       47.5     18.2        96.5    17.8        95.5    19.4
Automotive Lubricants........      60.4     21.6       56.8     21.7       116.6    21.6       108.3    21.9
                                 ------    -----     ------    -----      ------   -----      ------   -----
   Total Net Sales...........    $280.1    100.0%    $261.1    100.0%     $540.4   100.0%     $493.8   100.0%
                                 ======    =====     ======    =====      ======   =====      ======   =====



Three Months Ended June 27, 2004 Compared to Three Months Ended June 29, 2003

Net Sales. Net sales for the three months ended June 27, 2004 increased $19.0 million, or 7.3%, to $280.1 million from $261.1 million for the three months ended June 29, 2003. The increase in sales was primarily due to an increase in resin pricing, exchange rate changes of approximately $0.9 million and a 17.1% increase in container units sold, principally due to additional food and beverage container business where container units increased by 24.4%. On a geographic basis, sales for the three months ended June 27, 2004 in North America increased $14.6 million, or 6.7%, from the three months ended June 29, 2003 and included higher container units sold of 17.0%. North American sales in the food and beverage business and the automotive lubricants business contributed $14.7 million and $2.0 million, respectively, to the increase, while sales in the household and personal care business decreased $2.1 million. Container units sold in North America increased by 28.2% in the food and beverage business, decreased by 0.5% in the household and personal care business and decreased by 4.9% in the automotive lubricants business. Sales for the three months ended June 27, 2004 in Europe increased $0.8 million, or 2.2%, from the three months ended June 29, 2003. The increase in sales was primarily due to exchange rate changes of approximately $1.7 million and a 12.4% increase in container units sold. Sales in South America for the three months ended June 27, 2004 increased $3.6 million, or 63.2%, from the three months ended June 29, 2003, primarily due to a 121.8% increase in container units sold, partially offset by exchange rate changes of approximately $0.2 million.

Gross Profit. Gross profit for the three months ended June 27, 2004 increased $4.3 million to $55.1 million from $50.8 million for the three months ended June 29, 2003. Gross profit for the three months ended June 27, 2004 increased $2.8 million in North America, increased $0.9 million in Europe and increased $0.6 million in South America when compared to the three months ended June 29, 2003. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business of $3.2 million, a net reduction of restructuring expenses in North America and Europe of $1.4 million and net exchange rate gains of $0.3 million, offset by a net increase in project costs of $0.6 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 27, 2004 increased $1.1 million to $16.1 million from $15.0 million for the three months ended June 29, 2003. The increase was primarily due to increases in compensation-related expenses and professional fees in North America, partially offset by a reduction in non-recurring charges in Europe. The non-recurring charges were $0.2 million and $0.8 million for the three months ended June 27, 2004 and June 29, 2003, respectively, comprised of global reorganization and other costs. Selling, general and administrative expenses as a percent of sales remained at 5.7% of sales for each of the three months ended June 27, 2004 and June 29, 2003. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales increased to 5.7% of sales for the three months ended June 27, 2004 from 5.4% of sales for the three months ended June 29, 2003.

Impairment Charges. Impairment charges were $0.4 million for the three months ended June 27, 2004 as compared to no impairment charges for the three months ended June 29, 2003. In 2004, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $0.4 million for the three months ended June 27, 2004.

Interest Expense, Net. Interest expense, net decreased $1.4 million to $20.3 million for the three months ended June 27, 2004 from $21.7 million for the three months ended June 29, 2003. The decrease was primarily related to reduced LIBOR margins on the Company's Term Loan resulting from the February 25, 2004 amendment to the Senior Credit Agreement and the termination at maturity in 2003 of the interest rate swaps entered into under the prior senior credit agreement, partially offset by the change in fair value of these swaps during the second quarter of 2003.

Other expense (income), net. Other expense, net was $0.2 million for the three months ended June 27, 2004 as compared to other income, net of $0.8 million for the three months ended June 29, 2003, primarily due to lower foreign exchange gains.

Income Tax Provision. Income tax provision increased $0.1 million to $1.6 million for the three months ended June 27, 2004 from $1.5 million for the three months ended June 29, 2003. The increase was primarily related to increased taxable earnings in certain of the Company's foreign subsidiaries for the three months ended June 27, 2004 as compared to the three months ended June 29, 2003.

Minority Interest. Minority interest increased $0.1 million to $0.5 million for the three months ended June 27, 2004 from $0.4 million for the three months ended June 29, 2003, due to an increase related to the Company's joint venture in Mexico, partially offset by the elimination of minority interest in all of 2004 for the Company's joint venture in Poland due to the Company's commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003. The purchase of the remaining interest in the joint venture in Poland occurred on April 15, 2004.

Net Income. Primarily as a result of factors discussed above, net income was $16.0 million for the three months ended June 27, 2004 compared $13.0 million for the three months ended June 29, 2003.

Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003

Net Sales. Net sales for the six months ended June 27, 2004 increased $46.6 million, or 9.4%, to $540.4 million from $493.8 million for the six months ended June 29, 2003. The increase in sales was primarily due to an increase in resin pricing, exchange rate changes of approximately $7.2 million and an 18.5% increase in container units sold, principally due to additional food and beverage container business where container units increased by 28.0%. On a geographic basis, sales for the six months ended June 27, 2004 in North America increased $37.2 million, or 9.1%, from the six months ended June 29, 2003 and included higher container units sold of 18.6%. North American sales in the food and beverage business and the automotive lubricants business contributed $32.5 million and $5.0 million, respectively, to the increase, while sales in the household and personal care business decreased $0.3 million. Container units sold in North America increased by 31.2% in the food and beverage business, decreased by 0.6% in the household and personal care business and decreased by 4.6% in the automotive lubricants business. Sales for the six months ended June 27, 2004 in Europe increased $2.5 million, or 3.5%, from the six months ended June 29, 2003. The increase in sales was primarily due to exchange rate changes of approximately $6.3 million, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the six months ended June 27, 2004 would have increased approximately $5.4 million, or approximately 8%, compared to the six months ended June 29, 2003. Container units sold in Europe increased 14.5% compared to the same period last year. Sales in South America for the six months ended June 27, 2004 increased $6.9 million, or 62.2%, from the six months ended June 29, 2003, primarily due to exchange rate changes of approximately $1.1 million and a 99.2% increase in container units sold.

Gross Profit. Gross profit for the six months ended June 27, 2004 increased $9.6 million to $105.3 million from $95.7 million for the six months ended June 29, 2003. Gross profit for the six months ended June 27, 2004 increased $6.7 million in North America, increased $2.4 million in Europe and increased $0.5 million in South America when compared to the six months ended June 29, 2003. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business of $6.8 million, a net reduction of restructuring expenses in North America and Europe of $2.5 million and net exchange rate gains of $1.3 million, offset by a net increase in project costs of $1.0 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 27, 2004 increased $2.3 million to $33.1 million from $30.8 million for the six months ended June 29, 2003. The increase was primarily due to increases in compensation-related expenses and product development expenses in North America and an increase in expenses in Europe and South America due to exchange rates, partially offset by a reduction in non-recurring charges. The non-recurring charges were $0.3 million and $1.1 million for the six months ended June 27, 2004 and June 29, 2003, respectively, comprised of global reorganization and other costs. Selling, general and administrative expenses as a percent of sales decreased to 6.1% of sales for the six months ended June 27, 2004 from 6.2% of sales for the six months ended June 29, 2003. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales increased to 6.1% of sales for the six months ended June 27, 2004 from 6.0% of sales for the six months ended June 29, 2003.

Impairment Charges. Impairment charges were $0.4 million for the six months ended June 27, 2004 as compared to $0.6 million for the six months ended June 29, 2003. In 2004, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $0.4 million for the six months ended June 27, 2004.

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

Interest Expense, Net. Interest expense, net decreased $11.5 million to $41.2 million for the six months ended June 27, 2004 from $52.7 million for the six months ended June 29, 2003. The decrease was primarily related to reduced LIBOR margins on the Company's Term Loan resulting from the February 25, 2004 amendment to the Senior Credit Agreement and the refinancing of the Company's prior senior credit agreement in the first quarter of 2003, which resulted in the write-off of debt issuance fees of $6.2 million for the six months ended June 29, 2003 and the reclassification into expense of the remaining unrealized loss on then existing interest rate swap agreements applicable to indebtedness under that credit agreement of $4.8 million for the six months ended June 29, 2003, which was partially offset by a change in fair value of those same interest rate swap agreements of $3.3 million for the six months ended June 29, 2003.

Other income, net. Other income, net decreased $0.7 million to $0.1 million for the six months ended June 27, 2004 from $0.8 million for the six months ended June 29, 2003, primarily due to lower foreign exchange gains.

Income Tax Provision. Income tax provision increased $0.2 million to $3.4 million for the six months ended June 27, 2004 from $3.2 million for the six months ended June 29, 2003. The increase was primarily related to increased taxable earnings in certain of the Company's foreign subsidiaries for the six months ended June 27, 2004 as compared to the six months ended June 29, 2003.

Minority Interest. Minority interest increased $0.1 million to $0.8 million for the six months ended June 27, 2004 from $0.7 million for the six months ended June 29, 2003, due to an increase related to the Company's joint venture in Mexico, partially offset by the elimination of minority interest in all of 2004 for the Company's joint venture in Poland due to the Company's commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003. The purchase of the remaining interest in the joint venture in Poland occurred on April 15, 2004.

Net Income. Primarily as a result of factors discussed above, net income was $26.5 million for the six months ended June 27, 2004 compared to $8.5 million for the six months ended June 29, 2003.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $0.9 million and increased comprehensive income by $12.1 million for the three months ended June 27, 2004 and June 29, 2003, respectively, and decreased comprehensive income by $5.8 million and increased comprehensive income by $14.6 million for the six months ended June 27, 2004 and June 29, 2003, respectively.


Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $5.1 million for the six months ended June 27, 2004. Approximately 54% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $2.6 million unrealized gain recorded in OCI as of June 27, 2004.

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


Liquidity and Capital Resources

     In the six months ended June 27, 2004, the Company funded, through its various borrowing arrangements and operating activities, $66.1 million of investing activities, consisting of $53.3 million of net capital expenditures and $12.8 million for the purchase of the 42.25% interest in Masko Graham.

     The Company's Senior Credit Agreement currently consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving credit facility to the Operating Company totaling $150.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at June 27, 2004 was $114.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on the earlier of February 14, 2008 and the Term Loan maturity date. The term loan and revolving credit facility will become due on July 15, 2007 if the Senior Subordinated Notes due 2008 have not been refinanced by January 15, 2007. The term loan will become due on July 15, 2008 if the Senior Discount Notes have not been refinanced by January 15, 2008. On June 27, 2004 the Company was in compliance with all covenants.

     At June 27, 2004 the Company's other indebtedness included $325.0 million of Senior Subordinated Notes due 2008 and $169.0 million aggregate principal amount at maturity of Senior Discount Notes due 2009. The Senior Subordinated Notes included $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes Due 2008, Series B, which were registered under the Securities Act, that the Company issued in exchange for an equal principal amount of 8 3/4% Senior Subordinated Notes issued on May 28, 2003 pursuant to Rule 144A under the Securities Act. The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by Holdings and mature on January 15, 2008, with interest payable on $250.0 million at a fixed rate of 8.75% and with interest payable on $75.0 million at LIBOR plus 3.625%. The Senior Discount Notes mature on January 15, 2009, with interest payable at a fixed rate of 10.75%.

     At June 27, 2004, the Company's total indebtedness was $1,114.6 million.

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

     Covenant compliance EBITDA was $60.8 million and $57.3 million for the three months ended June 27, 2004 and June 29, 2003, respectively, and $116.6 million and $106.7 million for the six months ended June 27, 2004 and June 29, 2003, respectively. All of the components of covenant compliance EBITDA for these periods, to the extent applicable in any given period, are derived from information presented in our financial statements included elsewhere in this

Quarterly Report on Form 10-Q, other than other non-cash charges and certain other charges. For the three months ended June 27, 2004 and June 29, 2003, other non-cash charges and certain other charges (which includes global reorganization, project startup, legal and other costs) were $1.8 million ($1.5 million for North America and $0.3 million for Europe) and $3.2 million ($(0.4) million for North America and $3.6 million for Europe), respectively. For the six months ended June 27, 2004 and June 29, 2003, other non-cash charges and certain other charges were $3.4 million ($2.5 million for North America and $0.9 million for Europe) and $5.8 million ($0.2 million for North America and $5.6 million for Europe), respectively.

     The breach of covenants in the Senior Credit Agreement that are tied to ratios based on covenant compliance EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Senior Credit Agreement requires that the Operating Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 2.25x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 5.50x, in each case for the most recent four quarter period. For the four quarters ended June 27, 2004, the Operating Company's covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 3.36x and 4.36x, respectively. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Indentures is tied to a covenant compliance EBITDA to interest expense ratio of
1.75 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $650 million under the credit agreement and investments equal to 10% of the Operating Company's total assets. For the four quarters ended June 27, 2004, the covenant compliance EBITDA to interest expense ratio under the Indentures was 3.36x.

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

     Net capital expenditures, excluding acquisitions, for the six months ended June 27, 2004 were $53.3 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $25 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

     For the fiscal year 2004, the Company expects to incur approximately $160.0 million of capital investments, including $12.8 million related to the purchase of the 42.25% interest in Masko Graham which occurred on April 15, 2004. However, total capital investments for 2004 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

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

Subsequent Event

     On July 28, 2004, Graham Packaging Company, L.P. signed a stock purchase agreement with Owens-Illinois, Inc. pursuant to which Graham Packaging Company, L.P. has agreed to acquire the plastic container business unit of Owens-Illinois, Inc. for approximately $1.2 billion. Closing of the transaction is subject to regulatory approval and other customary conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of June 27, 2004 for financial instruments that have experienced material changes in fair value since December 31, 2003.



                              Expected Maturity Date of Interest Rate Swap Agreements at June 27, 2004     Fair Value
                              ------------------------------------------------------------------------      June 27,
                            2004        2005        2006        2007        2008     Thereafter   Total       2004
                            ----        ----        ----        ----        ----     ----------   -----       ----
                                                              (Dollars in thousands)
Derivatives matched against liabilities:

  Pay fixed swaps            --          --       $ 400,000      --          --         --      $ 400,000     $2,644
  Pay rate                   --          --           2.60%      --          --         --          2.60%
  Receive rate               --          --           2.93%      --          --         --          2.93%

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

(b) Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the quarter ended June 27, 2004.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated: August 10, 2004


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