Form 10-Q
period 2004-09-26
GRAHAM PACKAGING HOLDINGS CO
filed 2004-11-10
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004
                                       OR

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
                                                                    -----------
Item 1: Condensed Consolidated Financial Statements:


        CONDENSED CONSOLIDATED BALANCE SHEETS -
          At September 26, 2004 and December 31, 2003.....................    3


        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - For the three and
          nine months ended September 26, 2004 and September 28, 2003.....    4


        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) -
          For the year ended December 31, 2003 and nine months ended
          September 26, 2004..............................................    5


        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  - For the nine months
          ended September 26, 2004 and September 28, 2003.................    6


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............    7


Item 2: Management's Discussion and Analysis of Financial Condition and Results
          of Operations...................................................   26


Item 3: Quantitative and Qualitative Disclosures About Market Risk........   35


Item 4: Controls and Procedures...........................................   36



PART II. OTHER INFORMATION

Item 6: Exhibits..........................................................   37


Signature: ...............................................................   38

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           September 26,          December 31,
                                                                2004                  2003
                                                                ----                  ----
                                                                       (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents..............................    $     6,352           $     7,067
   Accounts receivable, net...............................        117,954                96,456
   Inventories............................................         77,734                66,568
   Prepaid expenses and other current assets..............         22,671                19,222
                                                              -----------           -----------
Total current assets......................................        224,711               189,313
Property, plant and equipment, net........................        655,892               623,242
Goodwill..................................................         17,197                17,288
Other non-current assets..................................         60,901                46,251
                                                              -----------           -----------
Total assets..............................................    $   958,701           $   876,094
                                                              ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses..................    $   178,020           $   170,755
   Current portion of long-term debt......................         15,426                12,157
                                                              -----------           -----------
Total current liabilities.................................        193,446               182,912
Long-term debt............................................      1,121,858             1,085,292
Other non-current liabilities.............................         18,685                17,030
Minority interest.........................................         13,570                12,400
Commitments and contingent liabilities (see Note 9).......             --                    --
Partners' capital (deficit)...............................       (388,858)             (421,540)
                                                              -----------           -----------
Total liabilities and partners' capital (deficit).........    $   958,701           $   876,094
                                                              ===========           ===========





















     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended                   Nine Months Ended
                                                             ------------------                   -----------------
                                                      September 26,     September 28,      September 26,     September 28,
                                                          2004              2003               2004              2003
                                                          ----              ----               ----              ----
                                                                                 (In thousands)
Net sales..........................................     $271,845          $243,866           $812,246          $737,669
Cost of goods sold.................................      229,047           201,078            664,122           599,219
                                                        --------          --------           --------          --------

Gross profit.......................................       42,798            42,788            148,124           138,450
Selling, general and administrative expenses.......       14,895            17,431             48,000            48,271
Impairment charges.................................          800                --              1,200               609
                                                        --------          --------           --------          --------

Operating income...................................       27,103            25,357             98,924            89,570
Interest expense, net..............................       21,009            21,739             62,202            74,403
Other (income) expense, net........................          (95)              245               (221)             (571)
                                                        --------          --------           --------          --------

Income before income taxes and minority interest...        6,189             3,373             36,943            15,738
Income tax provision...............................        1,188             1,792              4,574             4,958
Minority interest..................................          333               338              1,169             1,053
                                                        --------          --------           --------          --------

Net income.........................................     $  4,668          $  1,243           $ 31,200          $  9,727
                                                        ========          ========           ========          ========

Net income allocated to general partners...........     $    233          $     62           $  1,560          $    486
Net income allocated to limited partners...........     $  4,435          $  1,181           $ 29,640          $  9,241





























     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                   Notes and
                                                                                   Interest         Accumulated
                                                                                 Receivable for      Other
                                                           General     Limited     Ownership       Comprehensive
                                                           Partners    Partners    Interests       Income (Loss)    Total
                                                           --------    --------    ---------       -------------    -----
                                                                                  (In thousands)
Consolidated balance at January 1, 2003...............    $(20,769)   $(399,580)    $(2,593)       $(37,365)     $(460,307)


  Net income for the year.............................         487        9,263          --              --          9,750
  Changes in fair value of derivatives................          --           --          --           3,808          3,808
  Additional minimum pension liability................          --           --          --             706            706
  Cumulative translation adjustment...................          --           --          --          24,524         24,524
                                                                                                                 ---------
  Comprehensive income................................                                                              38,788
  Stock compensation expense..........................          --          135          --              --
                                                                --                                                     135
  Interest on notes receivable for ownership interests          --           --        (156)             --           (156)
                                                          --------    ----------    -------        --------      ---------
Consolidated balance at December 31, 2003.............     (20,282)    (390,182)     (2,749)         (8,327)      (421,540)

  Net income for the period...........................       1,560       29,640          --              --         31,200
  Changes in fair value of derivatives................          --           --          --           3,138          3,138
  Additional minimum pension liability................          --                                      (11)           (11)
  Cumulative translation adjustment...................          --           --          --          (1,523)        (1,523)
                                                                                                                 ---------
  Comprehensive income................................                                                              32,804
  Stock compensation expense..........................          --            6          --              --              6
  Interest on notes receivable for ownership interests          --           --        (128)             --           (128)
                                                          --------    ---------     -------        --------      ---------
Consolidated balance at September 26, 2004............    $(18,722)   $(360,536)    $(2,877)       $ (6,723)     $(388,858)
                                                          ========    =========     =======        ========      =========



























     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                        September 26,    September 28,
                                                                            2004             2003
                                                                            ----             ----
Operating activities:                                                           (In thousands)

   Net income.......................................................      $  31,200       $    9,727
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................         61,810           52,555
   Amortization of debt issuance fees...............................          4,121            9,951
   Impairment charges...............................................          1,200              609
   Accretion of Senior Discount Notes...............................             --              623
   Unrealized loss on termination of cash flow hedge accounting.....             --            4,783
   Stock compensation expense.......................................              6               --
   Minority interest................................................          1,169            1,053
   Foreign currency transaction loss (gain).........................             24           (1,020)
   Interest receivable for ownership interests......................           (128)            (116)
   Changes in operating assets and liabilities:
     Accounts receivable............................................        (21,900)         (10,481)
     Inventories....................................................        (11,027)          (2,314)
     Prepaid expenses and other current assets......................         (3,143)            (874)
     Other non-current assets and liabilities.......................            660           (9,656)
     Accounts payable and accrued expenses..........................          4,206          (21,482)
                                                                          ---------       ----------
Net cash provided by operating activities...........................         68,198           33,358
Investing activities:
     Purchases of property, plant and equipment.....................        (92,963)         (73,842)
     Proceeds from sale of property, plant and equipment............            338            3,705
     Acquisitions of/investments in businesses, net of cash acquired        (13,911)              --
     Net proceeds from sale of a business...........................             --              133
                                                                          ---------       ----------
Net cash used in investing activities...............................       (106,536)         (70,004)
Financing activities:
   Proceeds from issuance of long-term debt.........................        265,614        1,032,570
   Payment of long-term debt........................................       (225,943)        (976,486)
   Debt issuance fees...............................................         (1,530)         (20,250)
                                                                          ---------       ----------
Net cash provided by financing activities...........................         38,141           35,834
Effect of exchange rate changes.....................................           (518)             829
                                                                          ---------       ----------
(Decrease) increase in cash and cash equivalents....................           (715)              17
Cash and cash equivalents at beginning of period....................          7,067            7,299
                                                                          ---------       ----------
Cash and cash equivalents at end of period..........................      $   6,352       $    7,316
                                                                          =========       ==========

Supplemental disclosures
Non-cash investing and financing activities:
    Debt refinancing and acquisition-related liabilities (see Note 14)   $   18,200       $       --









     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2003. The results of operations for the nine months ended September 26, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $3.1 million for the nine months ended September 26, 2004. Approximately 64% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $0.7 million unrealized gain recorded in OCI as of September 26, 2004.

     During 1998 and 2001 the Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the prior senior credit agreement on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.

Comprehensive Income

     Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Condensed Consolidated Statements of Partners' Capital (Deficit). Cumulative foreign currency translation loss adjustments totaled $4.1 million and $2.6 million as of September 26, 2004 and December 31, 2003, respectively. Cumulative gains on derivatives designated and accounted for as cash flow hedges totaled $0.7 million as of September 26, 2004 and cumulative losses on derivatives

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

designated and accounted for as cash flow hedges totaled $2.4 million as of December 31, 2003. Minimum pension liability loss adjustments totaled $3.3 million and $3.3 million as of September 26, 2004 and December 31, 2003, respectively.

Option Plan

     The Company applies APB 25 in accounting for its Option Plan. The exercise price per Unit was equal to or greater than the fair market value of each Unit on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for Units granted. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the entire option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net income for the three and nine months ended September 26, 2004 and September 28, 2003 would have been reflected as follows:

                                                            Three Months Ended                     Nine Months Ended
                                                            ------------------                     -----------------
                                                     September 26,      September 28,      September 26,      September 28,
                                                         2004               2003               2004               2003
                                                         ----               ----               ----               ----
                                                                                 (In thousands)
Net income, as reported                                $ 4,668            $ 1,243           $ 31,200            $ 9,727
 Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                   (46)               (61)              (138)              (166)
                                                       -------            -------           --------           --------
Pro forma net income                                   $ 4,622            $ 1,182           $ 31,062            $ 9,561
                                                       =======            =======           ========            =======

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

Financial Instruments

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. The FASB is addressing certain implementation issues associated with SFAS 150. On November 7, 2003, the FASB decided to defer the recognition and measurement provisions of SFAS 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. See Note 7 for a discussion of the liability recorded for the acquisition of Masko Graham Joint Venture.

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


2. Debt Arrangements

      Long-term debt consisted of the following:

                                                            September 26,     December 31,
                                                                2004             2003
                                                                ----             ----
                                                                    (In thousands)
        Term loan........................................     $  566,000       $  568,000
        Revolving Credit Facility........................         58,500           14,500
        Foreign and other revolving credit facilities....          2,763            5,739
        Senior Subordinated Notes........................        325,000          325,000
        Senior Discount Notes............................        169,000          169,000
        Capital leases...................................         11,417           13,052
        Other............................................          4,604            2,158
                                                              ----------       ----------
                                                               1,137,284        1,097,449
        Less amounts classified as current...............         15,426           12,157
                                                              ----------       ----------
                                                              $1,121,858       $1,085,292
                                                              ==========       ==========

     On February 14, 2003, the Company refinanced the majority of its existing credit facilities and entered into a senior credit agreement (the "Prior Senior Credit Agreement") with a consortium of banks. In connection with the acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. (see Note 14), all of the existing indebtedness under the Prior Senior Credit Agreement was refinanced on October 7, 2004 when the Operating Company, Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first lien credit agreement (the "Senior Credit Agreement") and a new second lien credit agreement (the "Second Lien Credit Agreement" and, together with the Senior Credit Agreement, the "Credit Agreements"). The Senior Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million (the "B Loan") and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). $1,336.6 million of the B Loan was drawn at closing, with the remainder drawn to fund the call for the remaining Old Notes (as defined below) on November 8, 2004. The Second Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million (the "Second Lien Loan"). The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the October 7, 2004 Senior Credit Agreement, the B Loan is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The Second Lien
Loan requires a payment of $350.0 million in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Senior Credit Agreement is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.25% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest on the Second Lien Credit Agreement is payable at (a) the "Alternate Base Rate" plus a margin of 3.25%; or (b) the "Eurodollar Rate" plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 26, 2004 and the closing of the Credit Agreements on October 7, 2004, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at October 7, 2004 was $231.4 million.

     Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

     On October 7, 2004, the Operating Company and CapCo I issued $250.0 million of 8 1/2% senior notes due 2012 (the "Senior Notes") pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to the terms of an indenture by and among the Operating Company, CapCo I, Holdings, as parent guarantor, certain subsidiaries of the Operating Company, as subsidiary guarantors, and The Bank of New York, as trustee (the "Senior Note Indenture"). In addition, the Operating Company and CapCo I also issued $375.0 million of 9 ?% senior subordinated notes due 2014 (the "Senior Subordinated

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

Notes") pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Subordinated Notes were issued pursuant to the terms of an indenture by and among the Operating Company, CapCo I, Holdings, as parent guarantor, certain subsidiaries of the Operating Company, as subsidiary guarantors, and The Bank of New York, as trustee (the "Senior Subordinated Note Indenture").

     On September 9, 2004, Holdings, the Operating Company, CapCo I and GPC Capital Corp. II ("CapCo II" and, together with Holdings, the Operating Company and CapCo I, the "Old Issuers") announced the commencement of a cash tender offer for any and all of the Operating Company's and CapCo I's 8 3/4% senior subordinated notes due 2008 (the "2008 Notes") and Floating Interest Rate Subordinated Term Securities (sm) due 2008 ("the 2008 Floating Notes"), issued February 2, 1998 and May 28, 2003, and for any and all of Holdings' and CapCo II's 10 3/4% Senior Discount Notes due 2009 (the "2009 Notes" and, together with the 2008 Notes and the 2008 Floating Notes, the "Old Notes"). The extended expiration date of the tender offer was October 7, 2004. On October 7, 2004, the Old Issuers purchased in connection with the tender offer $194.3 million of the $250.0 million of 2008 Notes outstanding, $72.5 million of the $75.0 million of 2008 Floating Notes outstanding and $120.4 million of the 2009 Notes outstanding, including accrued interest and premia. On October 8, 2004, the Old Issuers initiated a call for redemption for the remaining outstanding Old Notes with a redemption date of November 8, 2004. Final redemption of all the remaining outstanding Old Notes, plus accrued interest and premia, was made on November 8, 2004 with the proceeds from the portion of the B Loan undrawn at the closing of the First Lien Credit Agreement on October 7, 2004.

     As a result of the refinancing of the Prior Senior Credit Agreement on October 7, 2004, the Company expects that $20.9 million of deferred debt issuance fees associated with the Prior Senior Credit Agreement will be written off during the quarter ended December 31, 2004.

     Cash paid for interest during the nine months ended September 26, 2004 and September 28, 2003, net of amounts capitalized, totaled $69.3 million and $64.8 million, respectively.


3. Inventories

      Inventories consisted of the following:

                                     September 26,        December 31,
                                          2004                2003
                                          ----                ----
                                               (In thousands)
Finished goods....................     $ 51,189             $ 42,760
Raw materials and parts...........       26,545               23,808
                                       --------             --------
                                       $ 77,734             $ 66,568
                                       ========             ========


4. Impairment Charges

     Due to a change in the ability to utilize certain assets in the U.S. and Spain, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.2 million for the nine months ended September 26, 2004.

     In 2003, due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.4 million for the nine months ended September 28, 2003. These assets were disposed of on March 31, 2003.

     In 2003, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.2 million for the nine months ended September 28, 2003.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

5. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of the following:

                                               September 26,      December 31,
                                                    2004              2003
                                                    ----              ----
                                                        (In thousands)
Accounts payable..............................  $   99,651         $   70,833
Accrued employee compensation and benefits....      24,897             23,591
Accrued interest..............................      10,226             21,257
Minority interest purchase....................          --             13,324
Other.........................................      43,246             41,750
                                                 ---------          ---------
                                                 $ 178,020          $ 170,755
                                                 =========          =========

     For the two year period ended December 31, 2003, the Company incurred costs of employee termination benefits in France of $14.1 million, which included the legal liability of severing 149 employees, all of which were terminated as of December 31, 2003. In addition, for the year ended December 31, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 were accounted for in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits:

                                                        North
                                          France       America
                                         Reduction    Reduction
                                          in Force     in Force      Total
                                          --------     --------      -----
                                                    (In thousands)
Reserves at December 31, 2003........    $    795      $ 1,438     $  2,233
Increase in reserves.................         262           18          280
Cash payments........................        (397)        (564)        (961)
                                         --------     --------     --------
Reserves at September 26, 2004.......    $    660     $    892     $  1,552
                                         ========     ========     ========


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


7. Acquisitions

Purchase of additional interest in Masko Graham Joint Venture

     On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a then total interest of 51%. On December 29, 2003, Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's total interest to 57.75%. On December 29, 2003, the Company agreed to buy the remaining shares owned by the minority partners. On April 15, 2004, the Company purchased the remaining interest for approximately $12.8 million. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets was $18.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

was recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham were consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The December 29, 2003 purchase price allocation is preliminary pending a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


          Current assets...............................   $   3,847
          Property, plant and equipment................       8,495
          Goodwill.....................................      11,780
          Elimination of minority interest.............       5,788
                                                          ---------

          Total........................................      29,910
          Less liabilities assumed.....................      11,474
                                                          ---------

          Net cost of acquisition......................   $  18,436
                                                          =========


Pro Forma Information

     The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of Masko Graham had taken place on January 1, 2003.

                                           Three Months Ended     Three Months Ended     Nine Months Ended      Nine Months Ended
                                           September 26, 2004     September 28, 2003     September 26, 2004     September 28, 2003
                                           ------------------     ------------------     ------------------     ------------------

                                                                               (in thousands)
Net sales.................................     $271,845               $243,866               $812,246               $737,669
Net income................................        4,668                  1,379                 31,021                 10,169

Net income allocated to general partners..          233                     69                  1,551                    508
Net income allocated to limited partners..        4,435                  1,310                 29,470                  9,661


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


8. Rent Expense

     The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $6.8 million and $19.2 million for the three and nine months ended September 26, 2004, respectively, and $5.5 million and $17.5 million for the three and nine months ended September 28, 2003, respectively.


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


10. Condensed Guarantor Data

     As of September 26, 2004 the Company's indebtedness included $325.0 million of Senior Subordinated Notes Due 2008, which were co-issued by Graham Packaging Company, L.P. and GPC Capital Corp. I and unconditionally guaranteed on a senior subordinated basis by Graham Packaging Holdings Company. The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Graham Packaging Holdings Company, Graham Packaging Company, L.P., non-guarantor subsidiaries and GPC Capital Corp. I.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 26, 2004
                                 (In thousands)


                                                     Graham        Graham
                                                    Packaging     Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
ASSETS

Current assets:
   Cash and cash equivalents......................   $      --    $     653    $   5,699    $     --    $      --    $    6,352
   Accounts receivable, net.......................          --       66,596       51,358          --           --       117,954
   Inventories....................................          --       61,795       15,939          --           --        77,734
   Prepaid expenses and other current assets......          --        9,050       13,621          --           --        22,671
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total current assets..............................          --      138,094       86,617          --           --       224,711
Property, plant and equipment, net................          --      476,877      179,015          --           --       655,892
Goodwill..........................................          --        3,939       13,258          --           --        17,197
Net intercompany..................................          --       86,393           --          --      (86,393)           --
Investment in subsidiaries........................          --      113,969           --          --     (113,969)           --
Other non-current assets..........................       2,697       57,091        1,113          --           --        60,901
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total assets......................................   $   2,697    $ 876,363    $ 280,003    $     --    $(200,362)   $  958,701
                                                     =========    =========    =========    ========    =========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses..........   $   3,784    $ 114,159    $  60,077    $     --    $      --    $  178,020
   Current portion of long-term debt..............          --       11,478        3,948          --           --        15,426
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total current liabilities.........................       3,784      125,637       64,025          --           --       193,446
Long-term debt....................................     169,000      951,727        1,131          --           --     1,121,858
Other non-current liabilities.....................          --       10,776        7,909          --           --        18,685
Investment in subsidiaries........................     211,777           --           --          --     (211,777)           --
Net intercompany..................................       6,994           --       79,399          --      (86,393)           --
Minority interest.................................          --           --       13,570          --           --        13,570
Commitments and contingent liabilities............          --           --           --          --           --            --
Partners' capital (deficit).......................    (388,858)    (211,777)     113,969          --       97,808      (388,858)
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total liabilities and partners' capital (deficit).   $   2,697    $ 876,363    $ 280,003    $     --    $(200,362)   $  958,701
                                                     =========    =========    =========    ========    =========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (In thousands)

                                                     Graham        Graham
                                                    Packaging     Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
ASSETS

Current assets:
   Cash and cash equivalents......................   $      --    $     847    $   6,220    $     --    $      --    $    7,067
   Accounts receivable, net.......................          --       52,668       43,788          --           --        96,456
   Inventories....................................          --       51,319       15,249          --           --        66,568
   Prepaid expenses and other current assets......          --        5,403       13,819          --           --        19,222
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total current assets..............................          --      110,237       79,076          --           --       189,313
Property, plant and equipment, net................          --      451,681      171,561          --           --       623,242
Goodwill..........................................          --        3,939       13,349          --           --        17,288
Net intercompany..................................          --       71,563           --          --      (71,563)           --
Investment in subsidiaries........................          --      102,724           --          --     (102,724)           --
Other non-current assets..........................       3,082       42,036        1,133          --           --        46,251
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total assets......................................   $   3,082    $ 782,180    $ 265,119    $     --    $(174,287)   $  876,094
                                                     =========    =========    =========    ========    =========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses..........   $   8,328    $  91,004    $  71,423    $     --    $      --    $  170,755
   Current portion of long-term debt..............          --        7,637        4,520          --           --        12,157
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total current liabilities.........................       8,328       98,641       75,943          --           --       182,912
Long-term debt....................................     169,000      915,007        1,285          --           --     1,085,292
Other non-current liabilities.....................          --        8,833        8,197          --           --        17,030
Investment in subsidiaries........................     240,301           --           --          --     (240,301)           --
Net intercompany..................................       6,993           --       64,570          --      (71,563)           --
Minority interest.................................          --           --       12,400          --           --        12,400
Commitments and contingent liabilities............          --           --           --          --           --            --
Partners' capital (deficit).......................    (421,540)    (240,301)     102,724          --      137,577      (421,540)
                                                     ---------    ---------    ---------    --------    ---------    ----------
Total liabilities and partners' capital (deficit).   $   3,082    $ 782,180    $ 265,119    $     --    $(174,287)   $  876,094
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2004
                                 (In thousands)

                                                     Graham        Graham
                                                     Packaging    Packaging                   GPC
                                                      Holdings     Company,       Non-      Capital
                                                      Company       L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                      -------       ----       ---------     -------   ------------ ------------


Net sales.........................................   $      --    $ 211,879    $  59,966    $     --    $      --    $ 271,845
Cost of goods sold................................          --      178,711       50,336          --           --       229,047
                                                     ---------    ---------    ---------    --------    ---------    ---------

Gross profit......................................          --       33,168        9,630          --           --        42,798
Selling, general and administrative expenses......          --       11,212        3,683          --           --        14,895
Impairment charges................................          --           --          800          --           --           800
                                                     ---------    ---------    ---------    --------    ---------    ----------
Operating income..................................          --       21,956        5,147          --           --        27,103
Interest expense, net.............................       4,670       15,480          859          --           --        21,009
Other expense (income), net.......................          --           52         (147)         --           --           (95)
Equity in earnings of subsidiaries................      (9,338)      (2,934)          --          --       12,272            --
                                                     ---------    ---------    ---------    --------    ---------    ----------

Income (loss) before income taxes and minority
interest .........................................       4,668        9,358        4,435          --      (12,272)        6,189
Income tax provision..............................          --           20        1,168          --           --         1,188
Minority interest.................................          --           --          333          --           --           333
                                                     ---------    ---------    ---------    --------    ---------    ----------

Net income (loss).................................   $   4,668    $   9,338    $   2,934    $     --    $ (12,272)   $    4,668
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2004
                                 (In thousands)


                                                     Graham        Graham
                                                     Packaging    Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
Net sales.........................................   $      --    $ 633,448    $ 178,798    $     --    $      --    $  812,246
Cost of goods sold................................          --      517,053      147,069          --           --       664,122
                                                     ---------    ---------    ---------    --------    ---------    ----------

Gross profit......................................          --      116,395       31,729          --           --       148,124
Selling, general and administrative expenses......          --       36,053       11,947          --           --        48,000
Impairment charges................................          --          400          800          --           --         1,200
                                                     ---------    ---------    ---------    --------    ---------    ----------
Operating income..................................          --       79,942       18,982          --           --        98,924
Interest expense, net.............................      14,011       45,843        2,348          --           --        62,202
Other income, net.................................          --          (33)        (188)         --           --          (221)
Equity in earnings of subsidiaries................     (45,211)     (11,154)          --          --       56,365            --
                                                     ---------    ---------    ---------    --------    ---------    ----------

Income (loss) before income taxes and minority
interest .........................................      31,200       45,286       16,822          --      (56,365)       36,943
Income tax provision..............................          --           75        4,499          --           --         4,574
Minority interest.................................          --           --        1,169          --           --         1,169
                                                     ---------    ---------    ---------    --------    ---------    ----------

Net income (loss).................................   $  31,200    $  45,211    $  11,154    $     --    $ (56,365)   $   31,200
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)


                                                     Graham        Graham
                                                     Packaging    Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
Net sales.........................................   $      --    $ 189,171    $  54,695    $     --    $      --    $  243,866
Cost of goods sold................................          --      155,426       45,652          --           --       201,078
                                                     ---------    ---------    ---------    --------    ---------    ----------

Gross profit......................................          --       33,745        9,043          --           --        42,788
Selling, general and administrative expenses......          --       13,883        3,548          --           --        17,431
                                                     ---------    ---------    ---------    --------    ---------    ----------

Operating income..................................          --       19,862        5,495          --           --        25,357
Interest expense, net.............................       4,720       16,526          493          --           --        21,739
Other (income) expense, net.......................          --          (85)         330          --           --           245
Equity in earnings of subsidiaries................      (5,963)      (2,542)          --          --        8,505            --
                                                     ---------    ---------    ---------    --------    ---------    ----------

Income (loss) before income taxes and minority
interest..........................................       1,243        5,963        4,672          --       (8,505)        3,373
Income tax provision..............................          --           --        1,792          --           --         1,792
Minority interest.................................          --           --          338          --           --           338
                                                     ---------    ---------    ---------    --------    ---------    ----------

Net income (loss).................................   $   1,243    $   5,963    $   2,542    $     --    $  (8,505)   $    1,243
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)


                                                     Graham        Graham
                                                    Packaging     Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
Net sales.........................................   $      --    $ 581,774    $ 155,895    $     --    $      --    $  737,669
Cost of goods sold................................          --      467,527      131,692          --           --       599,219
                                                     ---------    ---------    ---------    --------    ---------    ----------

Gross profit......................................          --      114,247       24,203          --           --       138,450
Selling, general and administrative expenses......          --       36,297       11,974          --           --        48,271
Impairment charges................................          --          245          364          --           --           609
                                                     ---------    ---------    ---------    --------    ---------    ----------

Operating income..................................          --       77,705       11,865          --           --        89,570
Interest expense, net.............................      13,977       59,397        1,029          --           --        74,403
Other (income) expense, net.......................          --       (2,563)       1,992          --           --          (571)
Equity in earnings of subsidiaries................     (23,704)      (2,833)          --          --       26,537            --
                                                     ---------    ---------    ---------    --------    ---------    ----------

Income (loss) before income taxes and minority
interest..........................................       9,727       23,704        8,844          --      (26,537)       15,738
Income tax provision..............................          --           --        4,958          --           --         4,958
Minority interest.................................          --           --        1,053          --           --         1,053
                                                     ---------    ---------    ---------    --------    ---------    ----------

Net income (loss).................................   $   9,727    $  23,704    $   2,833    $     --    $ (26,537)   $    9,727
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2004
                                 (In thousands)


                                                     Graham        Graham
                                                    Packaging     Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
Operating activities:
Net cash (used in) provided by operating activities. $ (18,167)   $  49,581    $  36,784   $      --    $      --    $   68,198
Investing activities:
   Net purchases of property, plant and equipment...        --      (69,564)     (23,061)         --           --       (92,625)
   Acquisitions of/investments in businesses, net of
   cash  acquired...................................    18,167      (19,242)     (12,836)                      --       (13,911)
                                                     ---------    ---------    ---------    --------    ---------    ----------
Net cash provided by (used in) investing activities.    18,167      (88,806)     (35,897)         --           --      (106,536)
Financing activities:
   Proceeds from issuance of long-term debt.........        --      242,296       23,318          --           --       265,614
   Payment of long-term debt........................        --     (201,735)     (24,208)         --           --      (225,943)
   Debt issuance fees...............................        --       (1,530)          --          --           --        (1,530)
                                                     ---------    ---------    ---------    --------    ---------    ----------
Net cash provided by (used in) financing activities.        --       39,031         (890)         --           --        38,141
Effect of exchange rate changes.....................        --           --         (518)         --           --          (518)
                                                     ---------    ---------    ---------    --------    ---------    ----------
Decrease in cash and cash equivalents...............        --         (194)        (521)         --           --          (715)
Cash and cash equivalents at beginning of period....        --          847        6,220          --           --         7,067
                                                     ---------    ---------    ---------    --------    ---------    ----------
Cash and cash equivalents at end of period.......... $      --    $     653    $   5,699    $     --    $      --    $    6,352
                                                     =========    =========    =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (In thousands)


                                                     Graham        Graham
                                                    Packaging     Packaging                   GPC
                                                     Holdings     Company,       Non-        Capital
                                                     Company        L.P.       Guarantor     Corp. I   Eliminations Consolidated
                                                     -------        ----       ---------     -------   ------------ ------------
Operating activities:
Net cash (used in) provided by operating activities. $  (9,084)   $   33,754   $   8,688    $     --    $      --    $   33,358
Investing activities:
   Net purchases of property, plant and equipment...        --       (55,146)    (14,991)         --           --       (70,137)
   Acquisition of/investment in a business..........     9,084       (13,801)      4,717          --           --            --
   Net (expenditures for) proceeds from sale of
   business.........................................        --           (76)        209          --           --           133
                                                     ---------    ----------   ---------    --------    ---------    ----------
Net cash provided by (used in) investing activities.     9,084       (69,023)    (10,065)         --           --       (70,004)
Financing activities:
   Proceeds from issuance of long-term debt.........        --     1,026,941       5,629          --           --     1,032,570
   Payment of long-term debt........................        --      (972,679)     (3,807)         --           --      (976,486)
   Debt issuance fees...............................        --       (20,250)         --          --           --       (20,250)
                                                     ---------    ----------   ---------    --------    ---------    ----------
Net cash provided by financing activities...........        --        34,012       1,822          --           --        35,834
Effect of exchange rate changes.....................        --            --         829          --           --           829
                                                     ---------    ----------   ---------    --------    ---------    ----------
(Decrease) increase in cash and cash equivalents....          --      (1,257)      1,274          --           --            17
Cash and cash equivalents at beginning of period....        --         1,781       5,518          --           --         7,299
                                                     ---------    ----------   ---------    --------    ---------    ----------
Cash and cash equivalents at end of period.......... $      --    $      524   $   6,792    $     --    $      --    $    7,316
                                                     =========    ==========   =========    ========    =========    ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued


11.  Comprehensive Income

         Comprehensive income for the three and nine months ended September 26, 2004 and September 28, 2003 was as follows:


                                                             Three Months Ended                   Nine Months Ended
                                                             ------------------                   -----------------
                                                      September 26,     September 28,      September 26,     September 28,
                                                          2004              2003               2004              2003
                                                          ----              ----               ----              ----
                                                                                 (In thousands)
Net income.......................................       $  4,668          $  1,243           $ 31,200          $  9,727
Changes in fair value of derivatives.............         (1,933)              637              3,138            (3,850)
Elimination of cash flow hedge accounting for
certain instruments..............................             --                --                 --             4,783
Additional minimum pension liability.............            (40)                3                (11)              237
Cumulative translation adjustment................          4,264            (1,002)            (1,523)           13,563
                                                        --------          --------           --------          --------
Comprehensive income.............................       $  6,959          $    881           $ 32,804          $ 24,460
                                                        ========          ========           ========          ========

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

12.  Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, which includes the United States, Canada and Mexico, Europe and South America. Segment information for the three and nine months ended September 26, 2004 and September 28, 2003, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                                                                       North                   South
                                                                      America     Europe      America   Eliminations     Total
                                                                      -------     ------      -------   ------------     -----
                                                                                   (a)                       (b)
                                                                                           (In thousands)
Net sales(c)                Three months ended September 26, 2004   $  222,526   $ 38,045    $11,274     $      --     $271,845
                            Three months ended September 28, 2003      200,372     36,349      7,145            --      243,866

                            Nine months ended September 26, 2004       670,403    112,540     29,361           (58)     812,246
                            Nine months ended September 28, 2003       611,103    108,369     18,197            --      737,669

Operating income            Three months ended September 26, 2004       22,899      3,276        928            --       27,103
                            Three months ended September 28, 2003       21,548      3,064        745            --       25,357

                            Nine months ended September 26, 2004        85,532     11,501      1,891            --       98,924
                            Nine months ended September 28, 2003        79,837      8,201      1,532            --       89,570

Depreciation and            Three months ended September 26, 2004       19,059      3,161        619            --       22,839
 amortization(d)            Three months ended September 28, 2003       18,399        287        401            --       19,087

                            Nine months ended September 26, 2004        55,629      8,538      1,764            --       65,931
                            Nine months ended September 28, 2003        58,090      3,264      1,152            --       62,506

Impairment charges          Three months ended September 26, 2004           --        800         --            --          800
                            Three months ended September 28, 2003           --         --         --            --           --

                            Nine months ended September 26, 2004           400        800         --            --        1,200
                            Nine months ended September 28, 2003           245        364         --            --          609

Interest expense, net(d)    Three months ended September 26, 2004       20,163        583        263            --       21,009
                            Three months ended September 28, 2003       21,499        170         70            --       21,739

                            Nine months ended September 26, 2004        59,934      1,685        583            --       62,202
                            Nine months ended September 28, 2003        73,633        519        251            --       74,403

Income tax provision        Three months ended September 26, 2004           68        827        293            --        1,188
                            Three months ended September 28, 2003            2      1,556        234            --        1,792

                            Nine months ended September 26, 2004           514      3,125        935            --        4,574
                            Nine months ended September 28, 2003           153      4,262        543            --        4,958

Identifiable assets(c)      As of September 26, 2004                 1,049,978    198,112     34,296      (323,685)     958,701
                            As of December 31, 2003                    961,287    195,427     29,211      (309,831)     876,094

Goodwill                    As of September 26, 2004                     3,515     12,981        701            --       17,197
                            As of December 31, 2003                      3,515     13,066        707            --       17,288

Net capital expenditures,   Nine months ended September 26, 2004        73,124     15,922      3,579            --       92,625
 excluding acquisitions(e)  Nine months ended September 28, 2003        60,413      4,481      5,265           (22)      70,137

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

(c) The Company's net sales for Europe include sales in France which totaled approximately $17.9 million and $18.7 million for the three months ended September 26, 2004 and September 28, 2003, respectively, and $53.5 million and $58.1 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. Identifiable assets in France totaled approximately $91.8 million and $99.1 million as of September 26, 2004 and December 31, 2003, respectively.

(d)  Includes amortization of debt issuance fees.

(e)  Net of proceeds from sale of property, plant and equipment.


Product Net Sales Information

     The following is supplemental information on net sales by product category:

                                         Three Months Ended               Nine Months Ended
                                         ------------------               -----------------
                                    September 26,   September 28,   September 26,    September 28,
                                        2004            2003            2004             2003
                                        ----            ----            ----             ----
                                                            (In thousands)
Food and Beverage..................    $160,248        $142,421        $487,581        $432,447
Household and Personal Care........      50,803          47,034         147,261         142,487
Automotive Lubricants..............      60,794          54,411         177,404         162,735
                                       --------        --------        ---------       --------
Total Net Sales....................    $271,845        $243,866        $812,246        $737,669
                                       ========        ========        ========        ========


13.  Pension Plans

     The components of net periodic pension cost for the Company's U.S. defined benefit pension plans consisted of the following:


                                         Three Months Ended               Nine Months Ended
                                    September 26,   September 28,   September 26,    September 28,
                                        2004            2003            2004             2003
                                        ----            ----            ----             ----
                                                            (In thousands)
Components of net periodic pension cost:
Service cost.......................    $    872        $    736        $  2,616        $  2,208
Interest cost......................         761             652           2,284           1,957
Expected return on plan assets.....        (754)           (685)         (2,215)         (1,807)
Net amortization and deferral......         200             201             599             604
                                       --------        --------        --------        --------
Net periodic pension cost..........    $  1,079        $    904        $  3,284        $  2,962
                                       ========        ========        ========        ========


     The increase in net periodic pension cost in the first nine months of 2004 was primarily attributable to a decrease in discount rate compared to 2003 and higher service costs. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2003.

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $3.4 million to its U.S. pension plans in 2004. As of September 26, 2004 $3.3 million of contributions has been made.

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEMTS (Unaudited)-Continued

14.      Subsequent Event

         On October 7, 2004, Graham completed its acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. ("O-I"), pursuant to the terms of a stock purchase agreement dated as of July 28, 2004 and amended as of October 7, 2004 (the "Stock Purchase Agreement"). Graham acquired the blow-molded plastic container business of O-I by purchasing the stock of certain of O-I's wholly owned subsidiaries. Pursuant to the terms of the Stock Purchase Agreement, Graham paid total cash consideration of $1,200 million, which is subject to certain post-closing adjustments. The source of the funds for the acquisition was from refinancing transactions, including borrowings under first and second lien credit agreements and the proceeds received from the issuance of senior and senior subordinated notes. See Note 2 for a further discussion regarding the refinancing transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     All entities and assets owned by Graham Packaging Holdings Company ("Holdings") are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

     All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

o the Company's ability to successfully integrate the plastic container business of Owens-Illinois, Inc. into the Company's business and operations;
o the Company's ability to achieve expected cost savings and other synergies in connection with the acquisition of the plastic container business of Owens-Illinois, Inc.;
o the restrictive covenants contained in instruments governing the Company's indebtedness;
o    the Company's high degree of leverage and substantial debt service;
o the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
o    risks associated with the Company's international operations;
o the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
o the majority of the Company's sales are made pursuant to requirements contracts;
o    a decline in prices of plastic packaging;
o the Company's ability to develop product innovations and improve the Company's production technology and expertise;
o    infringement on the Company's proprietary technology;
o    risks associated with environmental regulation and liabilities;
o the possibility that the Company's majority shareholder's interests will conflict with the Company's interests;
o the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
o the Company's ability to successfully integrate its business with those of other businesses that the Company may acquire;
o risks associated with a significant portion of the Company's employees being covered by collective bargaining agreements; and
o    the Company's dependence on blow molding equipment providers.

See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


Overview

     The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household and personal care, and automotive lubricants markets and as of the end of the third quarter operated 59 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

o make investments in plant and technology necessary to satisfy the two factors mentioned above; and

o successfully integrate the plastic container business of Owens-Illinois, Inc. into the Company's business and operations.

     Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage market because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sport drinks, teas, yogurt drinks, snacks and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. The Company has established itself as a market leader in the value-added segment for hot-fill PET juice containers. Recently, the Company has been a leading participant in the rapid growth of the yogurt drinks market where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through September 26, 2004, the Company has invested over $210.0 million in capital expenditures in the polyolefin area of the food and beverage market. For the twelve months ended September 26, 2004, the Company's sales of polyolefin containers for the food and beverage market grew to $277.7 million from $82.4 million in 1998.

     The Company's household and personal care container business is a stable business whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The pace of these conversions has slowed in recent years as liquids have gained a predominant share of these products. The Company's strongest position is in liquid laundry detergents, where it is a leader in plastic container design and manufacture. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

     The Company's North American one quart motor oil container business is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 4% in 2003 as compared to 2002; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container business will continue to decline approximately 2% to 4% annually for the next several years but believes that there are potential volume opportunities for automotive product business globally.

     As of the end of the third quarter the Company operated 21 manufacturing facilities outside of the United States, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, France, Hungary, Mexico, Poland, Spain and Turkey. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina. On March 30, 2001, the Company increased its interest in Masko Graham Spolka Z.O.O. ("Masko Graham"), the Company's Polish operation, from 50% to 51%, and again on December 29, 2003 from 51% to approximately 58%. The Company purchased the remaining 42% interest on April 15, 2004.

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

     For the nine months ended September 26, 2004, approximately 85% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 15 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to two customers which exceeded 10% of total sales for the nine months ended September 26, 2004 and September 28, 2003. The Company's sales to these customers were 15.3% and 12.0% of total sales for the nine months ended September 26, 2004 and 14.9% and 11.0% of total sales for the nine months ended September 28, 2003, respectively. For the nine months ended September 26, 2004, approximately 68%, 31% and 1% of the sales to these two customers were made in North America, Europe and South America, respectively. The Company also had sales to a third customer which exceeded 10% of total sales for the nine months ended September 28, 2003. The Company's sales to this customer were 10.2% of total sales for the nine months ended September 28, 2003.

     Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three and nine months ended September 2004 and 2003:


                     Three Months Ended       Nine Months Ended
                          September                September
                          ---------                ---------
                     2004          2003       2004         2003
                     ----          ----       ----         ----
PET................  $0.73         $0.62      $0.69        $0.65
HDPE...............   0.60          0.49       0.56         0.49

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


Results of Operations

     The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:

                                       Three Months Ended                    Nine Months Ended
                                       ------------------                    -----------------
                              September 26,     September 28,       September 26,     September 28,
                                  2004              2003                2004              2003
                                  ----              ----                ----              ----
                                                       (Dollars in millions)
North America.............   $222.5    81.9%   $200.4    82.2%     $670.4    82.5%   $611.1    82.8%
Europe....................     38.0    14.0      36.4    14.9       112.5    13.9     108.4    14.7
South America.............     11.3     4.1       7.1     2.9        29.3     3.6      18.2     2.5
                             ------   -----     ------  -----      ------   -----    ------   -----
   Total Net Sales........   $271.8   100.0%    $243.9  100.0%     $812.2   100.0%   $737.7   100.0%
                             ======   =====     ======  =====      ======   =====    ======   =====


                                       Three Months Ended                    Nine Months Ended
                                       ------------------                    -----------------
                              September 26,     September 28,       September 26,     September 28,
                                  2004              2003                2004              2003
                                      ----          ----                ----              ----
                              (Dollars in millions)
Food and Beverage........... $160.2     58.9%  $142.4     58.4%    $487.6     60.0%  $432.5     58.6%
Household and Personal Care.   50.8     18.7     47.1     19.3      147.2     18.1    142.5     19.3
Automotive Lubricants.......   60.8     22.4     54.4     22.3      177.4     21.9    162.7     22.1
                             ------    -----   ------    -----     ------    -----   ------    -----
   Total Net Sales.......... $271.8    100.0%  $243.9    100.0%    $812.2    100.0%  $737.7    100.0%
                             ======    =====   ======    =====     ======    =====   ======    =====

Three Months Ended September 26, 2004 Compared to Three Months Ended September 28, 2003

     Net Sales. Net sales for the three months ended September 26, 2004 increased $27.9 million, or 11.4%, to $271.8 million from $243.9 million for the three months ended September 28, 2003. The increase in sales was primarily due to an increase in resin pricing, exchange rate changes of approximately $2.3 million and a 15.7% increase in container units sold, principally due to additional food and beverage container business where container units sold increased by 20.3%. On a geographic basis, sales for the three months ended September 26, 2004 in North America increased $22.1 million, or 11.0%, from the three months ended September 28, 2003 and included higher container units sold of 17.1%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $14.4 million, $3.3 million and $4.4 million, respectively, to the increase. Container units sold in North America increased by 25.2% in the food and beverage business, increased by 16.3% in the household and personal care business and decreased by 2.3% in the automotive lubricants business. Sales for the three months ended September 26, 2004 in Europe increased $1.6 million, or 4.4%, from the three months ended September 28, 2003. The increase in sales was primarily due to exchange rate changes of approximately $2.9 million and a 9.9% increase in container units sold. Sales in South America for the three months ended September 26, 2004 increased $4.2 million, or 59.2%, from the three months ended September 28, 2003, primarily due to a 78.5% increase in container units sold, partially offset by exchange rate changes of approximately $0.2 million.

     Gross Profit. Gross profit remained constant at $42.8 million for the three months ended September 26, 2004 and the three months ended September 28, 2003. Gross profit for the three months ended September 26, 2004 decreased $1.4 million in North America, increased $1.1 million in Europe and increased $0.3 million in South America when compared to the three months ended September 28, 2003. Gross profit remained constant due to a net reduction of restructuring expenses in North America and Europe of $2.4 million and net exchange rate gains of $0.5 million being wholly offset by an increase in project costs of $2.6 million and a decrease in operating performance related to ongoing business of $0.3 million.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 26, 2004 decreased $2.5 million to $14.9 million from $17.4 million for the three months ended September 28, 2003. The decrease was primarily due to a decrease in non-recurring costs in North America and Europe and a decrease in North America of $2.4 million in the allowance for doubtful accounts resulting from charges booked in 2003 related to potential losses for one of the Company's larger customers, Hi-Country, partially offset by an increase in North America in compensation-related expenses. The non-recurring charges were $1.1 million and $2.6 million for the three months ended September 26, 2004 and September 28, 2003, respectively, comprised of expenses relating to the acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. (see "--Subsequent Events"), global reorganization and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.5% of sales for the three months ended September 26, 2004 from 7.1% of sales for the three months ended September 28, 2003. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales decreased to 5.1% of sales for the three months ended September 26, 2004 from 6.1% of sales for the three months ended September 28, 2003.

     Impairment Charges. Impairment charges were $0.8 million for the three months ended September 26, 2004 as compared to no impairment charges for the three months ended September 28, 2003. Due to a change in the ability to utilize certain assets in Spain, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $0.8 million for the three months ended September 26, 2004.

     Interest Expense, Net. Interest expense, net decreased $0.7 million to $21.0 million for the three months ended September 26, 2004 from $21.7 million for the three months ended September 28, 2003. The decrease was primarily related to reduced LIBOR margins on the Company's prior senior credit agreement resulting from a February 25, 2004 amendment to the prior senior credit agreement and the termination at maturity in 2003 of the interest rate swaps entered into under the 1998 senior credit agreement, partially offset by the change in fair value of these swaps during the third quarter of 2003.

     Other (income) expense, net. Other income, net was $0.1 million for the three months ended September 26, 2004 as compared to other expense, net of $0.2 million for the three months ended September 28, 2003, primarily due to higher foreign exchange gains.

     Income Tax Provision. Income tax provision decreased $0.6 million to $1.2 million for the three months ended September 26, 2004 from $1.8 million for the three months ended September 28, 2003. The decrease was primarily related to decreased taxable earnings in certain of the Company's foreign subsidiaries for the three months ended September 26, 2004 as compared to the three months ended September 28, 2003.

     Minority Interest. Minority interest remained unchanged at $0.3 million for both the three months ended September 26, 2004 and the three months ended September 28, 2003.

     Net Income. Primarily as a result of factors discussed above, net income was $4.7 million for the three months ended September 26, 2004 compared to $1.2 million for the three months ended September 28, 2003.


Nine Months Ended September 26, 2004 Compared to Nine Months Ended September 28, 2003

     Net Sales. Net sales for the nine months ended September 26, 2004 increased $74.5 million, or 10.1%, to $812.2 million from $737.7 million for the nine months ended September 28, 2003. The increase in sales was primarily due to an increase in resin pricing, exchange rate changes of approximately $9.5 million and a 17.5% increase in container units sold, principally due to additional food and beverage container business where container units sold increased by 25.1%. On a geographic basis, sales for the nine months ended September 26, 2004 in North America increased $59.3 million, or 9.7%, from the nine months ended September 28, 2003 and included higher container units sold of 18.2%. North American sales in the food and beverage business, the household and personal care business and the automotive lubricants business contributed $46.9 million, $3.0 million and $9.4 million, respectively, to the increase. Container units sold in North America increased by 29.4% in the food and beverage business, increased by 4.5% in the household and personal care business and decreased by 3.8% in the automotive lubricants business. Sales for the nine months ended September 26, 2004 in Europe increased $4.1 million, or 3.8%, from the nine months ended September 28, 2003. The increase in sales was primarily due to exchange rate changes of approximately $9.3 million, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the nine months ended September 26, 2004 would have increased approximately $7.1 million, or approximately 7%, compared to the nine months ended September 28, 2003. Container units sold in Europe increased 12.5% compared to the same period last year. Sales in South America for the nine months ended September 26, 2004 increased $11.1 million, or 61.0%, from the nine months ended September 28, 2003, primarily due to exchange rate changes of approximately $0.9 million and a 90.9% increase in container units sold.

     Gross Profit. Gross profit for the nine months ended September 26, 2004 increased $9.7 million to $148.1 million from $138.4 million for the nine months ended September 28, 2003. Gross profit for the nine months ended September 26, 2004 increased $5.3 million in North America, increased $3.5 million in Europe and increased $0.9 million in South America when compared to the nine months ended September 28, 2003. The increase in gross profit resulted primarily from an increase in unit volume and strong operating performance related to ongoing business of $6.5 million, a net reduction of restructuring expenses in North America and Europe of $4.9 million and net exchange rate gains of $1.8 million, partially offset by a net increase in project costs of $3.5 million.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 26, 2004 decreased $0.3 million to $48.0 million from $48.3 million for the nine months ended September 28, 2003. The decrease was primarily due to a decrease in non-recurring costs in North America and Europe and a decrease in North America of $2.1 million in the allowance for doubtful accounts principally resulting from charges booked in 2003 related to potential losses for one of the Company's larger customers, Hi-Country, partially offset by an increase in North America in compensation-related expenses and an increase in Europe and South America due to exchange rates. The non-recurring charges were $1.4 million and $3.7 million for the nine months ended September 26, 2004 and September 28, 2003, respectively, comprised of expenses relating to the acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. (see "--Subsequent Events"), global reorganization and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.9% of sales for the nine months ended September 26, 2004 from 6.5% of sales for the nine months ended September 28, 2003. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales decreased to 5.7% of sales for the nine months ended September 26, 2004 from 6.0% of sales for the nine months ended September 28, 2003.

     Impairment Charges. Impairment charges were $1.2 million for the nine months ended September 26, 2004 as compared to $0.6 million for the nine months ended September 28, 2003. In 2004, due to a change in the ability to utilize certain assets in the U.S. and Spain, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.2 million for the nine months ended September 26, 2004.

     In 2003, due to the Company's commitment to a plan to sell its operations in Germany, the Company evaluated the recoverability of its assets in Germany. The Company adjusted the carrying values of these assets to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.4 million for the nine months ended September 28, 2003. These assets were disposed of on March 31, 2003.

     In 2003, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be disposed of, the Company adjusted the carrying values to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.2 million for the nine months ended September 28, 2003.

     Interest Expense, Net. Interest expense, net decreased $12.2 million to $62.2 million for the nine months ended September 26, 2004 from $74.4 million for the nine months ended September 28, 2003. The decrease was primarily related to reduced LIBOR margins on the Company's prior senior credit agreement resulting from a February 25, 2004 amendment to the prior senior credit agreement and the refinancing of the Company's 1998 senior credit agreement in the first quarter of 2003, which resulted in the write-off of debt issuance fees of $6.2 million for the nine months ended September 28, 2003.

     Other income, net. Other income, net decreased $0.4 million to $0.2 million for the nine months ended September 26, 2004 from $0.6 million for the nine months ended September 28, 2003, primarily due to lower foreign exchange gains.

     Income Tax Provision. Income tax provision decreased $0.4 million to $4.6 million for the nine months ended September 26, 2004 from $5.0 million for the nine months ended September 28, 2003. The decrease was primarily related to decreased taxable earnings in certain of the Company's foreign subsidiaries for the nine months ended September 26, 2004 as compared to the nine months ended September 28, 2003.

     Minority Interest. Minority interest increased $0.1 million to $1.2 million for the nine months ended September 26, 2004 from $1.1 million for the nine months ended September 28, 2003, due to an increase related to the Company's joint venture in Mexico, partially offset by the elimination of minority interest in all of 2004 for the Company's joint venture in Poland due to the Company's commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003. The purchase of the remaining interest in the joint venture in Poland occurred on April 15, 2004.

     Net Income. Primarily as a result of factors discussed above, net income was $31.2 million for the nine months ended September 26, 2004 compared to $9.7 million for the nine months ended September 28, 2003.


Effect of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $4.3 million and decreased comprehensive income by $1.0 million for the three months ended September 26, 2004 and September 28, 2003, respectively, and decreased comprehensive income by $1.5 million and increased comprehensive income by $13.6 million for the nine months ended September 26, 2004 and September 28, 2003, respectively.


Derivatives

     During 2003 the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133. The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $3.1 million for the nine months ended September 26, 2004. Approximately 64% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $0.7 million unrealized gain recorded in OCI as of September 26, 2004.

     During 1998 and 2001 the Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to its prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of the prior senior credit agreement on February 14, 2003 these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Other provisions of this statement that related to SFAS 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS 149 on July 1, 2003 and the adoption of SFAS 149 did not have a significant impact on its results of operations or financial position.


Liquidity and Capital Resources

     In the nine months ended September 26, 2004, the Company funded, through its various borrowing arrangements and operating activities, $106.5 million of investing activities, consisting of $92.6 million of net capital expenditures, $12.8 million for the purchase of the 42.25% interest in Masko Graham and $1.1 million related to the acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. (see "--Subsequent Events").

     On February 14, 2003, the Company refinanced the majority of its existing credit facilities and entered into a senior credit agreement (the "Prior Senior Credit Agreement") with a consortium of banks. In connection with the acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. (see "--Subsequent Events"), all of the existing indebtedness under the Prior Senior Credit Agreement was refinanced on October 7, 2004 when the Operating Company, Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first lien credit agreement (the "Senior Credit Agreement") and a new second lien credit agreement (the "Second Lien Credit Agreement" and, together with the Senior Credit Agreement, the "Credit Agreements"). The Senior Credit Agreement currently consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million and a revolving credit facility to the Operating Company totaling $250.0 million. The unused availability of the revolving credit facility under the Senior Credit Agreement at October 7, 2004 was $231.4 million. After giving effect to the October 7, 2004 Senior Credit Agreement, the term loan is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on October 7, 2010. The Second Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million. The second lien term loan is payable on April 7, 2012. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. On September 26, 2004 and the closing of the Credit Agreements on October 7, 2004, the Company was in compliance with all covenants.

     On October 7, 2004, the Operating Company and CapCo I issued $250.0 million of 8 1/2% senior notes due 2012 (the "Senior Notes") pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to the terms of an indenture by and among the Operating Company, CapCo I, Holdings, as parent guarantor, certain subsidiaries of the Operating Company, as subsidiary guarantors, and The Bank of New York, as trustee (the "Senior Note Indenture"). In addition, the Operating Company and CapCo I also issued $375.0 million of 9 ?% senior subordinated notes due 2014 (the "Senior Subordinated Notes") pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Subordinated Notes were issued pursuant to the terms of an indenture by and among the Operating Company, CapCo I, Holdings, as parent guarantor, certain subsidiaries of the Operating Company, as subsidiary guarantors, and The Bank of New York, as trustee (the "Senior Subordinated Note Indenture" and, together with the Senior Note Indenture, the "Indentures").

     At September 26, 2004, the Company's other indebtedness included $325.0 million of senior subordinated notes due 2008 and $169.0 million aggregate principal amount at maturity of senior discount notes due 2009. A cash tender offer for these bonds was launched September 9, 2004. As of October 7, 2004, $266.8 million of the senior subordinated notes due 2008 and $120.4 million of the senior discount notes due 2009 were purchased in connection with the tender offer. The Company subsequently initiated a call for redemption for the remaining notes not tendered. The remaining notes not tendered were redeemed on November 8, 2004.

     At September 26, 2004, the Company's total indebtedness was $1,137.3 million.

     The Credit Agreements and Indentures contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. In addition, under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests. Covenant compliance EBITDA is used to determine the Company's compliance with many of these covenants.

     Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Credit Agreements and Indentures by adding minority interest, extraordinary items, net interest expense, income taxes, depreciation and amortization expense, impairment charges, the ongoing management fees paid to the Company's owners, non-cash equity in earnings of joint ventures, other non-cash charges, refinancing expenses, special charges and unusual items and certain other charges to net income.

     Covenant compliance EBITDA, under the Prior Senior Credit Agreement, was $54.9 million and $51.0 million for the three months ended September 26, 2004 and September 28, 2003, respectively, and $171.5 million and $157.7 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. All of the components of covenant compliance EBITDA for these periods, to the extent applicable in any given period, are derived from information presented in our financial statements included elsewhere in this Quarterly Report on Form 10-Q, other than the ongoing $1.0 million per year fee paid pursuant to the Blackstone monitoring agreement and other non-cash charges and certain other charges. For the three months ended September 26, 2004 and September 28, 2003, other non-cash charges and certain other charges (which includes acquisition, global reorganization, project startup, legal and other costs) were $5.2 million ($4.3 million for North America, $0.8 million for Europe and $0.1 million for South America) and $7.8 million ($2.9 million for North America, $4.7 million for Europe and $0.2 million for South America), respectively. For the nine months ended September 26, 2004 and September 28, 2003, other non-cash charges and certain other charges were $8.6 million ($6.7 million for North America, $1.8 million for Europe and $0.1 million for South America) and $13.7 million ($3.1 million for North America, $10.3 million for Europe and $0.3 million for South America), respectively.

     The breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA could result in a default under those agreements and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. Beginning with the four quarter period ending March 31, 2005, the Senior Credit Agreement requires that the Operating Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. Beginning with the four quarter period ending March 31, 2005, the Second Lien Credit Agreement requires that the Operating Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Indentures is tied to a covenant compliance EBITDA to interest expense ratio of 2.00 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2,100 million under the Credit Agreements and investments equal to 7.5% of the Operating Company's total assets.

     Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreements.

     Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and
o to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

     As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Bank Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

     Net capital expenditures, excluding acquisitions, for the nine months ended September 26, 2004 were $92.6 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $25 million per year. Additional capital expenditures beyond this amount will be required to expand capacity.

     For the fiscal year 2004, the Company expects to incur approximately $180.0 million of net capital expenditures, excluding acquisitions. However, total net capital expenditures, excluding acquisitions, for 2004 will depend on the size and timing of growth related opportunities. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Senior Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

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


Subsequent Event

     On October 7, 2004, Graham completed its acquisition of the blow-molded plastic container business of Owens-Illinois, Inc. ("O-I"), pursuant to the terms of a stock purchase agreement dated as of July 28, 2004 and amended as of October 7, 2004 (the "Stock Purchase Agreement"). Graham acquired the blow-molded plastic container business of O-I by purchasing the stock of certain of O-I's wholly owned subsidiaries. Pursuant to the terms of the Stock Purchase Agreement, Graham paid total cash consideration of $1,200 million, which is subject to certain post-closing adjustments. The source of the funds for the acquisition was from refinancing transactions, including borrowings under first and second lien credit agreements and the proceeds received from the issuance of senior and senior subordinated notes. (See "--Liquidity" for a further discussion on the refinancing transactions.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See the information set forth in Item 7A of Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for complete quantitative and qualitative disclosures about market risk. The following table provides disclosure as of September 26, 2004 for financial instruments that have experienced material changes in fair value since December 31, 2003.



                                                                                                             Fair Value
                           Expected Maturity Date of Interest Rate Swap Agreements at September 26, 2004    September 26,
                           -----------------------------------------------------------------------------
                            2004        2005        2006        2007        2008     Thereafter   Total         2004
                            ----        ----        ----        ----        ----     ----------   -----         ----
                                                              (Dollars in thousands)
Derivatives matched
   against liabilities:
  Pay fixed swaps             --          --      $ 400,000       --          --          --      $ 400,000     $628
  Pay rate                    --          --         2.60%        --          --          --         2.60%
  Receive rate                --          --         2.62%        --          --          --         2.62%

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that material information relating to Holdings would be made known to them by others within the company.

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


Dated: November 10, 2004


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