Form 10-K
period 2004-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2005-03-31
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 333-53603-03

                        GRAHAM PACKAGING HOLDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                    23-2553000
-----------------------------------       ------------------------------------
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

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 15, 2005 was $-0-. As of March 15, 2005, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald
C. Graham and entities controlled by them. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
---------------

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                        GRAHAM PACKAGING HOLDINGS COMPANY

                                      INDEX

                                                                          Page
                                                                        Number

PART I

Item 1. Business..........................................................   1

Item 2. Properties........................................................  15

Item 3. Legal Proceedings.................................................  18

Item 4. Submission of Matters to a Vote of Security Holders...............  18

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        Registrant Purchases of Equity Securities.........................  19

Item 6. Selected Financial Data...........................................  20

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.....................................................  22

Item 7A.Quantitative and Qualitative Disclosures About Market Risk........  34

Item 8. Financial Statements and Supplementary Data.......................  36

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................  74

Item 9A.Controls and Procedures...........................................  74

Item 9B.Other Information.................................................  74

PART III

Item 10.Advisory Committee Members, Directors and Executive Officers of the
        Registrant........................................................  75

Item 11.Executive Compensation............................................  76

Item 12.Security Ownership of Certain Beneficial Owners and Management....  82

Item 13.Certain Relationships and Related Transactions....................  83

Item 14.Principal Accounting Fees and Services............................  89

PART IV

Item 15.Exhibits and Financial Statement Schedules........................  90




                                       I

                                     PART I


Item 1.Business

          Unless the context otherwise requires, all references herein to the "Company" refer to Graham Packaging Holdings Company ("Holdings") and its subsidiaries. Graham Packaging Company, L.P. (the "Operating Company") is a wholly owned subsidiary of Holdings. References to the "Blackstone Investors" herein refer to Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. References to the "Graham Family Investors" herein refer to Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family.

          The Company focuses on the sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

          On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. ("O-I Plastic") for approximately $1.2 billion. Since October 7, 2004 the Company's operations have included the operations of O-I Plastic. With 2004 pro forma sales of $2.2 billion, the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

o enhance its position as the leading supplier in value-added plastic packaging, by adding breadth and diversity to its portfolio of blue-chip customers;
o optimize the complementary technology portfolios and product development capabilities of the Company and O-I Plastic to pursue attractive conversion opportunities across all product categories;
o begin to realize significant cost savings by eliminating overlapping and redundant corporate and administrative functions, targeting productivity improvements at O-I Plastic's facilities, consolidating facilities in geographic proximity to make them more cost-efficient and rationalizing plants and individual production lines with unattractive economics and/or cost structures. It should be noted that there are significant one-time costs associated with these cost savings; and
o apply its proven business model, management expertise and best practices to deliver innovative designs and enhanced service levels to its combined customer base.

          All references to "Management" herein shall mean the management of the Operating Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

o the Company's ability to successfully integrate the plastic container business of Owens-Illinois, Inc. into the Company's business and operations;
o the Company's ability to achieve expected cost savings in connection with the acquisition of the plastic container business of Owens-Illinois, Inc.;

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


General

          Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a Pennsylvania limited partnership. It changed its name to "Graham Packaging Company" on March 28, 1991 and to "Graham Packaging Holdings Company" on February 2, 1998. The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a Delaware limited partnership and changed its name to "Graham Packaging Company, L.P." on February 2, 1998. The predecessor to Holdings, controlled by the predecessors of the Graham Family Investors, was formed in the mid-1970's as a regional domestic custom plastic container supplier. The primary business activity of Holdings is its direct and indirect ownership of 100% of the partnership interests in the Operating Company.

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

          The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants.

          The Company is a worldwide leader in the design, manufacture and sale of technology-based, value-added custom blow molded plastic containers for branded consumer products. The Company supplies its plastic containers to food and beverage, household, personal care/specialty and automotive lubricants categories and at the end of 2004 operated 87 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in product categories where it will benefit from the continuing conversion trend toward value-added plastic packaging in place of more commodity glass, metal and paperboard packaging. The Company targets branded consumer product manufacturers for whom customized packaging design is a critical component in their efforts to differentiate their products to consumers. The Company initially pursues these attractive product areas with one or two major consumer products companies in each category that it expects will lead the conversion to plastic packaging for that category. The Company utilizes its innovative design, engineering and technological capabilities to deliver customized, value-added products to its customers in these product categories in order to distinguish their branded products and increase their sales. The Company collaborates with its customers through joint initiatives in product design and cost reduction, and innovative operational arrangements, which include on-site manufacturing facilities.

          From 1998 through 2004, the Company grew net sales at a compounded annual growth rate of over 14% as a result of its capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging and as a result of its acquisition on October 7, 2004 of the blow molded plastic container business of Owens-Illinois, Inc. With leading positions in each of its core businesses, the Company believes it is poised to continue to benefit from the current conversion trend towards value-added plastic packaging, offering it the opportunity to realize attractive returns on investment.

          The Company has an extensive blue-chip customer base that includes many of the world's largest branded consumer products companies. Nearly 30% of the Company's manufacturing facilities are located on-site at its customers' plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company's sales are made pursuant to long-term customer purchase orders and contracts, which typically include resin pass-through provisions allowing for substantially all increases and decreases in the cost of resin, the Company's major raw material, to be passed through to its customers, thus substantially mitigating the effect of resin price movements on the Company's profitability. The Company's containers are made from various plastic resins, including polyethylene terephthalate, or PET, high density polyethylene, or HDPE, and polypropylene, or PP. In 2004, the Company's top 20 customers comprised over 78% of its net sales and have been its customers for an average of 19 years.

          The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to consistently generate strong volume growth, margins and returns on invested capital.

          Food and Beverage. In the food and beverage category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, sports drinks/isotonics, beer, liquor, yogurt drinks, nutritional drinks, toppings, sauces, jellies and jams. The Company focuses on major consumer products companies that emphasize distinctive, value-added packaging in their selected business lines that are undergoing rapid conversion to plastic from other packaging materials. Management believes, based on internal estimates, that the Company is the leading domestic supplier of plastic containers for hot-fill juice and juice drinks, sports drinks, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings, condiments and beer and holds the leading global position in plastic containers for yogurt drinks. Management believes the Company is strategically positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic as well as other evolving domestic and international conversion opportunities like snack foods, beer, baby food and adult nutritional beverages.

          From 1998 through 2004, the Company's food and beverage container sales grew at a compound annual growth rate of 22.3%, benefiting primarily from the rapid market conversion to plastic containers. As a result of technological innovations, PET containers can be used in "hot-fill" food and beverage applications where the container must withstand filling temperatures of over 180 degrees Fahrenheit in an efficient and cost-effective manner. The Company has been a leader in the conversion of multi-serve juices, and it helped initiate the conversion of containers for single-serve juice drinks and wide-mouth PET containers for sauces, jellies and jams. The highly customized hot-fill PET containers allow for the shipment and display of food and beverage products in a non-refrigerated state, in addition to possessing the structural integrity to withstand extreme filling conditions. The Company's oxygen barrier PET container coating, MonosorbTM oxygen scavenger and multi-layer barrier technologies also extend the shelf life and protect the quality and flavor of its customers' products.

          The Company's largest customers in the food and beverage container category include, in alphabetical order: Clement-Pappas & Company, Inc. ("Clement-Pappas"), Coca Cola North America ("CCNA"), Group Danone ("Danone"), H.J. Heinz Company ("Heinz"), Hershey Foods Corporation ("Hershey's"), Ocean Spray Cranberries, Inc. ("Ocean Spray"), Old Orchard Brands LLC ("Old Orchard"), PepsiCo, Inc. ("PepsiCo"), The Quaker Oats Company ("Quaker Oats"), Tree Top Inc. ("Tree Top"), Tropicana Products, Inc. ("Tropicana"), Unilever NV ("Unilever") and Welch Foods, Inc. ("Welch's"). For the years ended December 31, 2004, 2003 and 2002, the Company generated approximately 56.9%, 58.5% and 56.9%, respectively, of its net sales from food and beverage containers.

          Household. In the household container category, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care and hard-surface cleaners. The growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The pace of these conversions has slowed in recent years as liquids have gained a predominant share of these products. The Company's largest customers in this category include, in alphabetical order: Church & Dwight Co., Inc. ("Church & Dwight"), Colgate-Palmolive Company ("Colgate-Palmolive"), The Dial Corp. ("Dial"), The Procter and Gamble Company ("Procter & Gamble") and Unilever. For the years ended December 31, 2004, 2003 and 2002, the Company generated approximately 20.2%, 19.6% and 20.5%, respectively, of its net sales from household containers.

          Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of one quart/one liter plastic motor oil containers in the United States, Canada and Brazil. The Company has been producing automotive lubricants containers since the conversion to plastic began over 20 years ago and since then has partnered with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company's joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

          Management anticipates automotive lubricants growth opportunities for the Company in economically developing geographies where the use of motorized vehicles is growing. The Company also manufactures containers for other automotive products, such as antifreeze and automatic transmission fluids.

          The Company is a supplier of such containers to many of the top domestic producers of motor oil, including, in alphabetical order: Ashland, Inc. ("Ashland," producer of Valvoline motor oil), BP Lubricants USA Inc. ("BP Lubricants", an affiliated company of BP plc, producer of Castrol motor oil), ChevronTexaco Corporation ("ChevronTexaco"), ExxonMobil Corporation ("ExxonMobil") and Shell Oil Products US ("Shell," producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2004, 2003, and 2002, the Company generated approximately 17.8%, 21.9% and 22.6%, respectively, of its net sales from automotive lubricants containers.

          Personal Care/Specialty. Nearly all of the Company's sales in the personal care/specialty container category were the result of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. on October 7, 2004. In the personal care/specialty container category, the Company is a leading supplier of plastic containers for products such as hair care, skin care and oral care. The Company's product design, technology development and decorating capabilities help its customers to build brand awareness for their products through unique, and frequently changing, packaging design. The Company believes it has the leading domestic position in plastic containers for hair care and skin care products. The Company's largest customers in this category include, in alphabetical order: Procter & Gamble and Unilever. For the year ended December 31, 2004 the Company generated approximately 5.1% of its net sales from personal care/specialty containers.

          Additional information regarding business segments and product categories is provided in Note 21 of the Notes to Financial Statements.


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

          PET, HDPE and PP resins constitute the primary raw materials used to make the Company's products. These materials are available from a number of suppliers and the Company is not dependent upon any single supplier. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance that this will be true in the future. The Company's gross profit has historically been substantially unaffected by fluctuations in resin prices because industry practice and the Company's customer contracts permit substantially all changes in resin prices to be passed through to customers through corresponding changes in product pricing. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world. The recycling plant is located near the Company's headquarters in York, Pennsylvania.

Customers

          Substantially all of the Company's sales are made to major branded consumer products companies. The Company's customers demand a high degree of packaging design and engineering to accommodate complex container shapes and performance and material requirements, in addition to quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company's top twenty customers are under long-term contracts. The Company's contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers' custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2004, the Company had sales to two customers which exceeded 10% of net sales. The Company's sales were 14.9% and 10.2% of net sales for the year ended December 31, 2004 to PepsiCo and Danone, respectively. For the year ended December 31, 2004, the Company's twenty largest customers, who accounted for over 78% of net sales, were, in alphabetical order:

   Customer (1)                      Category                           Company Customer Since (1)
   ------------                      --------                           --------------------------
Ashland (2)                 Automotive Lubricants                              Early 1970s
BP Lubricants (3)           Automotive Lubricants                               Late 1960s
ChevronTexaco               Automotive Lubricants                              Early 1970s
Church & Dwight             Household                                           Late 1980s
Clement-Pappas              Food and Beverage                                   Mid 1990s
CCNA                        Food and Beverage                                   Late 1990s
Colgate-Palmolive           Household                                           Mid 1980s
Danone                      Food and Beverage                                   Late 1970s
Dial                        Household and Personal Care/Specialty              Early 1990s
ExxonMobil                  Automotive Lubricants                              Early 2000s
Heinz                       Food and Beverage                                  Early 1990s
Hershey's                   Food and Beverage                                   Mid 1980s
Ocean Spray                 Food and Beverage                                  Early 1990s
Old Orchard                 Food and Beverage                                   Late 1990s
PepsiCo (4)                 Food and Beverage                                  Early 2000s
 Quaker Oats                Food and Beverage                                   Late 1990s
 Tropicana                  Food and Beverage                                   Mid 1980s
Procter & Gamble            Household and Personal Care/Specialty               Late 1950s
Shell (5)                   Automotive Lubricants                              Early 1970s
 Pennzoil-Quaker State      Automotive Lubricants                              Early 1970s
Tree Top                    Food and Beverage                                  Early 1990s
Unilever                    Household, Personal Care/Specialty and             Early 1970s
                            Food and Beverage
Welch's                     Food and Beverage                                  Early 1990s


(1) These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.

(2)  Ashland is the producer of Valvoline motor oil.

(3)  BP Lubricants is the producer of Castrol motor oil.

(4)  PepsiCo includes Quaker Oats and Tropicana.

(5)  Shell includes Pennzoil-Quaker State.


International Operations

          The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. The Company operates 27 manufacturing facilities located in countries outside of the United States, including Argentina (2), Belgium (1), Brazil (4), Canada (2), Ecuador (1), Finland (1), France (3), Hungary (1), Mexico (5), the Netherlands (1), Poland (2), Spain (1), Turkey (1), the United Kingdom (1) and Venezuela (1).

          South America. The Company operates four on-site plants and four off-site plants in South America. In Brazil, the Company has three on-site plants for the production of motor oil containers, including one for Petrobras Distribuidora S.A., the national oil company of Brazil. The Company also has an off-site plant in Brazil for the production of motor oil and agricultural and chemical containers. In Argentina, the Company has one off-site plant for the production of tube containers and containers for pharmaceuticals, household and personal care products and an on-site plant for the production of food and beverage containers. In Ecuador, the Company has one off-site facility that manufactures containers for edible oils and returnable containers for beverage drinks. In Venezuela, the Company has one off-site facility that manufactures containers for household and personal care products.

          Mexico. In December 1999, the Company entered into a joint venture agreement with Industrias Innopack, S.A. de C.V. to manufacture, sell and distribute custom plastic containers in Mexico, the Caribbean and Central America. Pursuant to this joint venture agreement, the Company has an off-site plant and two on-site plants in Mexico for the production of food and beverage containers. In addition, the Company operates two off-site facilities located in Mexico City and Pachuca that manufacture packaging products for all four of the Company's core product categories.

          Europe. The Company has an on-site plant in each of Belgium, France, Hungary, Poland and Spain and seven off-site plants in Finland, France, the Netherlands, Poland, Turkey and the United Kingdom, for the production of plastic containers for all four of the Company's core product categories.

          Canada. The Company has one off-site facility and one on-site facility in Canada to service Canadian and northern U.S. customers. Both facilities are near Toronto. These facilities produce containers for all four of the Company's core product categories.

          See Note 21 to the Notes to the Consolidated Financial Statements.


Competition

          The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company's primary competitors include Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Pechiney Plastic Packaging, Inc., Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. The Company competes principally on the basis of rapid delivery of products, production quality and price. Management believes that the Company competes effectively through its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise.


Marketing and Distribution

          The Company's sales are made primarily through its own direct sales force, as well as through selected brokers. Sales activities are conducted from the Company's corporate headquarters in York, Pennsylvania and from field sales offices located in Houston, Texas; Levittown, Pennsylvania; Maryland Heights, Missouri; Saddlebrook New Jersey; Skokie, Illinois; Mississauga, Ontario, Canada; Rancho Cucamonga, California; Paris, France; Buenos Aires, Argentina; Sao Paulo, Brazil; and Sulejowek, Poland. The Company's products are typically delivered by truck, on a daily basis, in order to meet customers' just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company's on-site operations are integrated with its customers' manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers' filling lines.


Superior Product Design and Development Capabilities

          The Company's ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers' products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company's strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company's design and conversion successes over the past few years include:

o hot-fill PET 16 oz. containers with Monosorb(TM) oxygen scavenger for Tropicana Season's Best brand, PepsiCo's Dole brand and Welch's brand juices;
o hot-fill PET and PP wide-mouth jars for Ragu pasta sauce, Seneca applesauce, Welch's jellies and jams and Signature fruit slices;
o HDPE frozen juice container for Welch's and Old Orchard in the largely unconverted metal and paper-composite can markets;
o    a true wide-mouth PET juice carafe for Tropicana's Pure Premium;
o    a multi-layer HDPE canister for Frito-Lay's Stax product;
o    a multi-layer SurShot(TM) PET container for ketchup, beer and juices;
o    Downy Simple Pleasures bottle for Procter & Gamble;
o the Company's Flexa Tube(TM) for Unilever's South American hair care products; and
o    blow molded polypropylene pots for Danone's spoonable yogurts in Europe.

          The Company's innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its ATP panel-free single serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award), Ensure reclosable bottle (2004 Ameristar Award and 2004 Dupont Award), Flexa Tube(TM) (2003 Dupont Award, 2003 Ameristar Award and 2003 Food & Drug Packaging Award), Coca-Cola Quatro bottle (2002 Mexican Packaging Association) and Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association).

          The Company has an advanced multi-layer injection technology, trade named SurShot(TM). The Company believes that SurShot(TM) is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot(TM) technology. Currently, the Company is co-developing an advanced 144 cavity SurShot(TM) machine, under its long-term technical arrangement with Husky Injection Molding Systems Ltd., which will offer significant production cost advantages. The Company will have exclusive rights to use this leading edge machine and expects to commercialize 144 cavity SurShot(TM) machines.

          Management believes the Company's design and development capabilities, particularly in light of the Company's acquisition on October 7, 2004 of the blow-molded plastic container business and related technologies of Owens-Illinois, Inc., has positioned the Company as the packaging design, development and technology leader in the industry. Over the past several years the Company has received and has filed for numerous patents. See "--Intellectual Property".


Manufacturing

          A critical component of the Company's strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements, with nearly 30% of its 87 operating manufacturing facilities at the end of 2004 on-site at customer and vendor facilities. Within these 87 plants, the Company operates over 950 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. The Company's manufacturing historically has not been subject to large seasonal fluctuations.

          In the blow molding process used for HDPE applications, resin pellets are blended with colorants or other necessary additives and fed into the extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a "parison." Bottle molds mounted radially on a wheel capture the parison as it leaves the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. While certain of the Company's competitors also use wheel technology in their production lines, the Company has developed a number of proprietary improvements which Management believes permit the Company's wheels to operate at higher speeds and with greater efficiency in the manufacture of containers with one or more special features, such as multiple layers and in-mold labeling.

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

          Other blow molding processes include: various types of extrusion blow molding for medium- and large-sized HDPE and PP containers; stretch blow molding for medium-sized PET containers; injection blow molding for personal care containers in various materials; two-stage PET blow molding for high-volume, high-performance mono-layer, multi-layer and heat set PET containers; and proprietary blow molding for drain-back systems and other specialized applications.

          The Company also operates a variety of bottle decorating platforms. Labeling and decorating is accomplished through in-mold techniques or one of many post-molding methods. Post-molding methods include pressure sensitive labelers, rotary full-wrap labelers, silk-screen decoration, heat transfer and hot stamp. These post-molding methods of decoration or labeling can be in-line or off-line with the molding machine. Typically, these decoration methods are used extensively for bottles in the personal care/specialty product category.

          The Company has employed various types and styles of automation to rationalize labor costs, accomplish assembly tasks, increase throughput and improve quality. Types of automation range from case and tray packers to laser guided vehicles. Other automation equipment includes box and bulk bottle palletizers, pick and place robots, automatic in-line leak detection and vision inspection systems. Assembly automation includes bottle trimming, spout spinwelding or insertion, tap insertion and tube cutting/welding. Management believes that there are additional automation opportunities which could further rationalize labor costs and improve plant efficiency.

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

          The Company has highly modernized equipment in its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for value-added PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage container business. In the past, the Company has achieved substantial cost savings in its manufacturing process through productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic weight requirements for each product's specifications.

          Capital expenditures, net of proceeds on sales of fixed assets and excluding acquisitions, for 2004, 2003 and 2002 were $151.9 million, $91.8 million and $92.4 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $60 million per year. For 2005, the Company expects to make capital expenditures, excluding acquisitions, of approximately $280 million, which includes approximately $50 million related to the integration of the O-I acquisition and the realization of certain cost savings.


Ownership

          Holdings is currently owned by (i) BMP/Graham Holdings Corporation, a Delaware corporation (97%-owned by the Blackstone Investors and 3%-owned by the Management) ("Investor LP"), who owns an 81% limited partnership interest, (ii) BCP/Graham Holdings L.L.C., a Delaware limited liability company (wholly owned by BMP/Graham Holdings Corporation) ("Investor GP" and, together with Investor LP, the "Equity Investors"), who owns a 4% general partnership interest, (iii) GPC Holdings, L.P., a Pennsylvania limited partnership (indirectly owned by the

Graham Family Investors), who owns a 14% limited partnership and (iv) Graham Packaging Corporation, a Pennsylvania corporation (indirectly owned by the Graham Family Investors), who owns a 1% general partnership. Certain members of Management own an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constitutes approximately a 2.5% interest in Holdings. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

          Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC ("Opco GP"), a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).

          GPC Capital Corp. I (CapCo I"), a wholly owned subsidiary of the Operating Company, and GPC Capital Corp. II ("CapCo II"), a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Notes and Senior Subordinated Notes, as defined herein, and as co-borrower under the Credit Agreement and Second-Lien Credit Agreement (as defined herein) (see "Certain Risks of the Business"). CapCo II currently has no obligations under any of the Company's outstanding indebtedness. CapCo I and CapCo II have only nominal assets, do not conduct any operations and did not receive any proceeds of the refinancing. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.


Employees

          As of December 31, 2004, the Company had approximately 8,600 employees, 7,000 of which were located in North America, 1,100 of which were located in Europe and 500 of which were located in South America. Approximately 83% of the Company's employees are hourly wage employees, 50% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between April 2005 and October 2009. In North America, 84% of the Company's employees are hourly employees, 46% of whom are represented by various labor unions. In Europe, 79% of the Company's employees are hourly employees, 93% of whom are represented by various labor unions. In South America, 83% of the Company's employees are hourly employees, 25% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company's employees.


Environmental Matters

          The Company's operations, both in the United States and abroad, are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often; compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Based on existing information, Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company's financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2004 and are not expected to be material in the future.

          A number of governmental authorities, both in the United States and abroad, have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company's business. Some consumer products companies, including some of the Company's customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottle recycling plants in the world. Management believes that to date the Company has not materially adversely been affected by these initiatives and developments.


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


Certain Risks of the Business

          Ability to successfully integrate the blow molded plastic container business of Owens-Illinois, Inc. into the Company's business and operations. On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. ("O-I Plastic") (the "Acquisition"). Prior to the consummation of the Acquisition, the Company and O-I Plastic operated as separate entities. If the Company cannot, following the Acquisition, successfully integrate O-I Plastic's operations with its operations, the Company may experience material negative consequences to its business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

o demands on management related to the significant increase in the size of the business for which they are responsible;
o diversion of management's attention from the management of daily operations to the integration of the acquired business;
o    management of employee relations across facilities;
o difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of dispersed personnel and operations;
o difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;
o    expenses of any undisclosed or potential liabilities; and
o ability to maintain the Company's customers and O-I Plastic's customers after the Acquisition.

          Successful integration of O-I Plastic's operations with the Company's operations will depend on the Company's ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If its integration efforts are not successful, the Company may not be able to maintain the levels of revenues, earnings or operating efficiency that the Company and O-I Plastic achieved or might have achieved separately.

          Subsequent to the Acquisition through the year ending December 31, 2006, the Company expects to make approximately $160 million in net cash expenditures to realize certain cost savings, of which approximately half of the expenditures will be in the form of capital expenditures. These expenditures will relate primarily to severance, systems integration, closing facilities and relocating production equipment.

          Ability to achieve expected cost savings in connection with the acquisition of O-I Plastic. Even if the Company is able to integrate the operations of O-I Plastic successfully, it does not assure that this integration will result in the realization of the full benefits of the cost savings or revenue enhancements that the Company expects to result from this integration or that these benefits will be achieved within the timeframe that the Company expects. The cost savings from the Acquisition may be offset by costs incurred in integrating O-I Plastic's operations, as well as by increases in other expenses, by operating losses or by problems with the Company's or O-I Plastic's businesses unrelated to the Acquisition.

          Restrictive Debt Covenants. On October 7, 2004 the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new first-lien credit agreement (the "Credit Agreement") and a new second-lien credit agreement (the "Second-Lien Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements"). The Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million (the "B Loan") and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). The Second-Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million (the "Second-Lien Loan"). The Credit Agreements and the Indentures for the Senior Notes and the Senior Subordinated Notes (each as defined herein) contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the activities of the Company. In addition, under the Credit Agreements, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with those provisions may be affected by events beyond the Operating Company's control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed under the Credit Agreements, together with accrued interest, to be due and payable and could proceed against any collateral securing that indebtedness.

          Substantial Leverage. The Company is highly leveraged. As of December 31, 2004, the Company had consolidated indebtedness of $2,465.2 million and partners' deficit of $434.1 million and the Company's annual net interest expense for 2004 was $140.5 million. As of December 31, 2004, $1,827.9 million of the Company's total indebtedness was incurred under floating interest rates arrangements, $600.0 million of which was subject to interest rate swaps and caps which fixed the interest rate. As a result, as of December 31, 2004, $1,227.9 million of the Company's indebtedness was subject to floating interest rates. A 1% increase in interest rates would increase the Company's annual interest payments on this debt by approximately $12.3 million. Availability under the Company's Revolving Credit Facility as of December 31, 2004 was $221.9 million (as reduced by $9.1 million of outstanding letters of credit). The Company intends to fund their operating activities, integration costs and capital expenditures in part through borrowings under this Revolving Credit Facility. The Company's Credit Agreements and Indentures permit the Company to incur additional indebtedness, subject to certain limitations. All loans outstanding under the Revolving Credit Facility are scheduled to be repaid in October 2010 and scheduled annual principal repayments for the B Loan under the Credit Agreement are as follows:

o   2005 - $14.5 million
o   2006 - $14.5 million
o   2007 - $14.5 million
o   2008 - $14.5 million
o   2009 - $14.5 million
o   2010 - $14.5 million
o   2011 - $1,363.0 million

All amounts outstanding under the Second-Lien Credit Agreement are scheduled to be repaid in April 2012.

          The Company's high degree of leverage could have important consequences to the holders of the Notes, including, but not limited to, the following: (i) the Company's ability to refinance existing indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available for other purposes, including capital expenditures necessary for maintenance of the Company's facilities and for the growth of its business; (iii) some of the Company's borrowings are and will continue to be at variable rates of interest, which expose the Company to the risk of increased interest rates; (iv) the Company may be substantially more leveraged than some of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or in its business.

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

          Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries, cooperative joint ventures and other arrangements. As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. The Company typically prices its products in its foreign operations in local currencies. As a result, an increase in the value of the dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the Company's profitability. Exchange rate fluctuations increased comprehensive income by $23.4 million, $24.5 million and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The above-mentioned risks in North America, Europe and South America may hurt the Company's ability to generate revenue in those regions in the future.

          Dependence on Significant Customer. PepsiCo, through its Gatorade, Tropicana, Dole and Frito-Lay product lines, is the Company's largest customer and all product lines the Company provides to PepsiCo collectively accounted for approximately 14.9% of the Company's net sales for the year ended December 31, 2004. For the year ended December 31, 2004, Danone also accounted for 10.2% of the Company's net sales. The Company is not the sole supplier of plastic packaging to either of these companies. If either PepsiCo or Danone terminated its relationship with the Company, it could have a material adverse effect upon the Company's business, financial position or results of operations. Additionally, in 2004 the Company's top 20 customers comprised over 78% of its net sales. If any of the Company's largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of the Company's largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs and possible impairment of long-lived assets. This could also result in the Company's selling, general and administrative expenses and capital expenditures representing increased portions of its revenues.

          Customer Requirements. The majority of the Company's sales are made pursuant to long-term customer purchase orders and contracts, which typically include resin pass-through provisions allowing for substantially all increases and decreases in the cost of resin, the Company's major raw material, to be passed through to its customers, thus substantially mitigating the effect of resin price movements on the Company's profitability. Customers' purchase orders and contracts typically vary in length and can be as many as ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Despite the existence of supply contracts with its customers, although in the past its customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what the Company has expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet its expectations.

          Reduced Prices. The Company operates in a competitive environment. In the past, the Company has encountered pricing pressures in its markets and could experience further declines in prices of plastic packaging as a result of competition. Although the Company has been able over time to partially offset pricing pressures by reducing its cost structure and making the manufacturing process more efficient, the Company may not be able to continue to do so in the future. The Company's business, results of operations and financial condition may be materially adversely affected by further declines in prices of plastic packaging and such further declines could lead to a loss of business and a decline in its margins.

          Product Innovations. The Company's success may depend on its ability to adapt to technological changes in the plastic packaging industry. If the Company is unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, its business and results of operations could be materially and adversely affected.

          Proprietary Technology. The Company relies on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect its intellectual property rights. The Company enters into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates as necessary to protect its know-how, trade secrets and other proprietary information. However, these measures and its patents and trademarks may not afford complete protection of its intellectual property, and it is possible that third parties may copy or otherwise obtain and use its proprietary information and technology without authorization or otherwise infringe on its intellectual property rights. The Company cannot assure that its competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. If the Company is unable to maintain the proprietary nature of its technologies, its profit margins could be reduced as competitors imitating its products could compete aggressively against the Company in the pricing of certain products and its business; thus, results of operations and financial condition may be materially adversely affected.

          The Company is involved in litigation from time to time in the course of its business to protect and enforce its intellectual property rights, and third parties from time to time initiate litigation against the Company asserting infringement or violation of their intellectual property rights. The Company cannot assure that its intellectual property rights have the value that the Company believes them to have or that its products will not be found to infringe upon the intellectual property rights of others. Further, the Company cannot assure that it will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on its business. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on the Company's business and results of operations regardless of its outcome.

          Environmental Liabilities. The Company is subject to a variety of national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, the compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as "Superfund" in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. As a manufacturer, the Company has an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. The Company could, in the future, incur a material liability resulting from the costs of complying with environmental laws or any claims concerning noncompliance, or liability from contamination.

          The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at its facilities or at third party sites for which the Company is liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at its own or third party sites may require the Company to make additional expenditures, some of which could be material.

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

          Control by Blackstone. The Blackstone Investors indirectly control approximately 85% of the partnership interests in Holdings. Pursuant to the Fifth Amended and Restated Limited Partnership Agreement (the "Holdings Partnership Agreement") by and among the Graham Family Investors, Graham Packaging Corporation, BCP/Graham Holdings L.L.C. and BMP/Graham Holdings Corporation, holders of a majority of the partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. For example, the Blackstone Investors could cause the Company to make acquisitions that increase the amount of its indebtedness or to sell revenue-generating assets, impairing the Company's ability to make payments under its debt agreements. Additionally, the Blackstone Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The Blackstone Investors may also pursue acquisition opportunities that may be complementary to the Company's business, and as a result, those acquisition opportunities may not be available to the Company.

          Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company's ability to operate its business and implement its strategies effectively. In particular, the loss of the services provided by David L. Andrulonis, G. Robinson Beeson, John E. Hamilton, Peter T. Lennox, Roger M. Prevot, Ashok Sudan, Philip R. Yates or Paul Young, among others, could have a material adverse effect on the management of the Company. The Company does not maintain "key" person insurance on any of its executive officers.

          Risks Associated with Possible Future Acquisitions. The Company's future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisitions, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company's ongoing business, dissipating the Company's limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreements and the Notes, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.

          Additionally, the types of acquisitions the Company will be able to make are limited by the Company's Credit Agreements, which limit the amount that the Company may pay for an acquisition to $120 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

          Labor Relations. Approximately 3,600 of the Company's approximately 8,600 employees are covered by collective bargaining agreements with various international and local labor unions. The Company's union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of the Company's business. Over the next twelve months, collective bargaining agreements covering approximately 1,500 employees will expire. Management believes that the Company enjoys good relations with its employees, and there have been no significant work stoppages in the past 3 years. Upon the expiration of any of the Company's collective bargaining agreements, however, the Company may be unable to negotiate new collective bargaining agreements on terms favorable to the Company, and the Company's business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating the Company's collective bargaining agreements. A work stoppage at one or more of the Company's facilities could have a material adverse effect on its business, results of operations and financial condition.

          Blow Molding Equipment. Access to blow molding technology is important to the Company's ability to expand its operations. Prior to the Acquisition, the Company's primary blow molding technology was supplied by Graham Engineering and the Sidel Group or by the Company's own machinery rebuilding and refurbishing operations. Following the Acquisition, the Company has access to a broader array of blow molding equipment and suppliers. However, if the Company fails to access this new blow molding equipment or these suppliers, the Company's ability to expand its operations may be materially and adversely affected unless alternative sources of technology could be arranged.

Item 2.  PropertiesItem 2. Properties

          At the end of 2004, the Company owned or leased 88 plants, and operated 87 plants, located in Argentina, Belgium, Brazil, Canada, Ecuador, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela. Twenty-six of the Company's plants are located on-site at customer and vendor facilities. Certain operations in Mexico are pursuant to a joint venture arrangement in which the Company owns a majority interest. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

          The following table sets forth the location of the Company's principal plants and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned.


                                                          Size           On-Site
      Location                                       (Square Feet)     or Off-Site      Leased/Owned
      --------                                       -------------     -----------      ------------
      U.S. Packaging Facilities(1)
  1.  Findlay, Ohio                                     406,800          Off-Site          Owned
  2.  York, Pennsylvania                                395,554          Off-Site          Owned
  3.  St. Louis, Missouri (2)                           327,992          Off-Site          Leased
  4.  Maryland Heights, Missouri                        308,961          Off-Site          Owned
  5.  Henderson, Nevada                                 298,407          Off-Site          Owned
  6.  Vandalia, Illinois                                277,500          Off-Site          Owned
  7.  Rockwall, Texas                                   241,000          Off-Site          Owned
  8.  Modesto, California                               238,000          Off-Site          Owned
  9.  Hazleton, Pennsylvania                            218,384          On-Site           Leased
 10.  Holland, Michigan                                 218,168          Off-Site          Leased
 11.  Fremont, Ohio                                     210,883          Off-Site          Owned
 12.  Bedford, New Hampshire                            210,510          Off-Site          Owned
 13.  York, Pennsylvania                                210,370          Off-Site          Leased
 14.  Tolleson, Arizona                                 209,468          Off-Site          Owned
 15.  Cartersville, Georgia                             208,000          Off-Site          Owned
 16.  Florence (Food and Beverage), Kentucky            203,000          Off-Site          Owned
 17.  Edison, New Jersey                                194,000          Off-Site          Owned
 18.  Hazleton (Food and Beverage), Pennsylvania        185,080          Off-Site          Owned
 19.  Harrisonburg, Virginia                            180,000          Off-Site          Owned
 20.  La Mirada, California (2)                         177,000          Off-Site          Leased
 21.  Selah, Washington                                 170,553          Off-Site          Owned
 22.  Atlanta, Georgia                                  165,000          On-Site           Leased
 23.  Kansas City, Missouri                             162,000          Off-Site          Leased
 24.  Belvidere, New Jersey                             160,000          Off-Site          Owned
 25.  Florence (Shuttle), Kentucky                      153,600          Off-Site          Owned
 26.  Montgomery, Alabama                               150,143          Off-Site          Leased
 27.  Emigsville, Pennsylvania                          148,300          Off-Site          Leased
 28.  Levittown, Pennsylvania                           148,000          Off-Site          Leased
 29.  Evansville, Indiana                               146,720          Off-Site          Leased
 30.  Rancho Cucamonga, California (2)                  143,063          Off-Site          Leased
 31.  Iowa City, Iowa                                   140,896          Off-Site          Owned
 32.  Cincinnati, Ohio                                  130,000          Off-Site          Owned
 33.  Woodridge, Illinois                               129,850          Off-Site          Leased


                                                          Size           On-Site
      Location                                       (Square Feet)     or Off-Site      Leased/Owned
      --------                                       -------------     -----------      ------------

 34.  Baltimore, Maryland                               128,500          Off-Site          Owned
 35.  Santa Ana, California                             127,680          Off-Site          Owned
 36.  Chicago, Illinois                                 125,500          Off-Site          Owned
 37.  Muskogee, Oklahoma                                125,000          Off-Site          Leased
 38.  Cincinnati, Ohio                                  111,669          Off-Site          Leased
 39.  Atlanta, Georgia                                  111,600          Off-Site          Leased
 40.  Jefferson, Louisiana                              109,407          Off-Site          Leased
 41.  Casa Grande, Arizona                              100,000          Off-Site          Leased
 42.  Oakdale, California                                97,934          On-Site           Leased
 43.  Bradford, Pennsylvania                             90,350          Off-Site          Leased
 44.  Kissimmee, Florida(3)                              80,000          Off-Site          Owned
 45.  Berkeley, Missouri                                 75,000          Off-Site          Owned
 46.  Alta Vista, Virginia                               62,900          Off-Site          Owned
 47.  Cambridge, Ohio                                    57,000          On-Site           Leased
 48.  Port Allen, Louisiana                              56,721          On-Site           Leased
 49.  Shreveport, Louisiana(2)                           56,400          On-Site           Leased
 50.  Richmond, California                               55,256          Off-Site          Leased
 51.  Houston, Texas                                     52,500          Off-Site          Owned
 52.  Newell, West Virginia                              50,000          On-Site           Leased
 53.  Lakeland, Florida                                  49,000          Off-Site          Leased
 54.  New Kensington, Pennsylvania(2)                    48,000          On-Site           Leased
 55.  N. Charleston, South Carolina                      45,000          On-Site           Leased
 56.  Darlington, South Carolina                         43,200          On-Site           Leased
 57.  Bradenton, Florida                                 33,605          On-Site           Leased
 58.  Vicksburg, Mississippi                             31,200          On-Site           Leased
 59.  Bordentown, New Jersey                             30,000          On-Site           Leased
 60.  West Jordan, Utah                                  25,573          On-Site           Leased

      Canadian Packaging Facilities
 61.  Mississauga, Ontario                               78,416          Off-Site          Owned
 62.  Toronto, Ontario(2)                                5,000           On-Site             *

      Mexican Packaging Facilities
 63.  Mexico City                                       292,000          Off-Site          Owned
 64.  Pachuca                                           167,500          Off-Site          Owned
 65.  Mexicali(4)                                        59,700          Off-Site          Leased
 66.  Irapuato                                           58,130          On-Site             *
 67.  Tlaxcala                                           5,400           On-Site             *

                                                          Size           On-Site
      Location                                       (Square Feet)     or Off-Site      Leased/Owned
      --------                                       -------------     -----------      ------------

      European Packaging Facilities
 68.  Assevent, France                                  186,000          Off-Site          Owned
 69.  Chalgrove, England                                132,000          Off-Site          Leased
 70.  Ryttyla, Finland                                  129,000          Off-Site          Owned
 71.  Etten-Leur, Netherlands                           124,450          Off-Site          Leased
 72.  Sulejowek, Poland                                  83,700          Off-Site          Owned
 73.  Meaux, France                                      80,000          Off-Site          Owned
 74.  Aldaia, Spain                                      75,350          On-Site           Leased
 75.  Istanbul, Turkey                                   50,000          Off-Site          Owned
 76.  Villecomtal, France                                22,790          On-Site           Leased
 77.  Rotselaar, Belgium                                 15,070          On-Site           Leased
 78.  Bierun, Poland                                     10,652          On-Site           Leased
 79.  Nyirbator, Hungary                                 5,000           On-Site           Leased

      South American Packaging Facilities
 80.  Sao Paulo, Brazil                                  70,290          Off-Site          Leased
 81.  Guayaquil, Ecuador                                 68,500          Off-Site          Owned
 82.  Valencia, Venezuela                                56,000          Off-Site          Owned
 83.  Buenos Aires, Argentina                            33,524          Off-Site          Owned
 84.  Rio de Janeiro, Brazil                            25,840**         On-Site        Owned/Leased
 85.  Longchamps, Argentina                             21,530**         On-Site        Owned/Leased
 86.  Rio de Janeiro, Brazil                             16,685          On-Site           Leased
 87.  Rio de Janeiro, Brazil                             11,000          On-Site             *

      Graham Recycling
 88.  York, Pennsylvania                                 44,416          Off-Site          Owned

  Administrative Facilities
o York, Pennsylvania                                    83,373            N/A             Leased
o York, Pennsylvania - Technology Center                80,500            N/A             Leased
o Blyes, France                                         9,741             N/A             Leased
o Rueil, Paris, France                                  4,300             N/A             Leased
o Mexico City, Mexico                                    360              N/A             Leased

(1) Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreements.
(2) The Company has announced the closing of these facilities. The St. Louis, La Mirada and New Kensington plants have ceased production. The remaining three are expected to cease production later in 2005.
(3) The Kissimmee plant is currently idle. However, the plant still has manufacturing assets and is located near both Tropicana and Quaker Oats.
(4) This facility is leased by Industrias Graham Innopack S.de.R.L. de C.V., in which Graham Packaging Latin America, LLC holds a 50% interest.

* The Company operates these on-site facilities without leasing the space it occupies.

**   The building is owned and the land is leased.

Item 3.  Legal ProceedingsItem

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


Item 4.Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

          There are two owners of general partnership interests in Holdings:
Investor GP and Graham Packaging Corporation. The limited partnership interests in Holdings are owned by Investor LP and the Graham Family Investors. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

          Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and

o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

          On October 7, 2004, the Operating Company and CapCo I consummated an offering of $250.0 million aggregate principal amount 8 1/2% Senior Notes due 2012 (the "Senior Notes"). On the same date the Operating Company and CapCo I also consummated an offering of $375.0 million aggregate principal amount 9-7/8% Senior Subordinated Notes due 2014 (the "Senior Subordinated Notes," and together with the Senior Notes, the "Notes"). The Notes were issued pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The Notes are fully and unconditionally guaranteed by Holdings.

Item 6. Selected Financial Data

          The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2004, which are derived from the Company's audited financial statements. The following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the financial statements included under Item 8.


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                    2004 (1)      2003        2002         2001        2000
                                                    ----          ----        ----         ----        ----
                                                                          (In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)                                        $ 1,353.0  $  978.7    $   906.7   $   923.1   $   842.6
Gross profit (2)                                         192.5     183.0        164.1       151.9       134.5
Selling, general and administrative expenses              87.4      66.9         63.8        58.2        56.2
Impairment charges (3)                                     7.0       2.5          5.1        38.0        21.1
Special charges and unusual items (4)                       --        --           --         0.2         1.1
                                                     ---------  --------    ---------   ---------   ---------
Operating income                                          98.1     113.6         95.2        55.5        56.1
Interest expense, net (5)                                140.5      96.6         81.8        98.5       101.7
Other (income) expense, net                               (1.1)     (0.3)         0.1         0.2         0.2
Income tax (benefit) provision (6)                        (2.1)      6.8          4.0         0.3         0.4
Minority interest                                          1.4       0.8          1.7         0.5        (0.6)
                                                     ---------- --------    ---------   ---------   ----------
Net (loss) income                                    $   (40.6) $    9.7    $     7.6   $   (44.0)  $   (45.6)
                                                     ========== ========    =========   ==========  ==========

                                                                       As of December 31,
                                                                       ------------------
                                                        2004 (1)  2003         2002        2001        2000
                                                        -----     ----         ----        ----        ----
                                                                          (In millions)
BALANCE SHEET DATA:
Total assets                                         $ 2,551.6  $  876.1    $   798.3   $   758.6   $   821.3
Total debt                                             2,465.2   1,097.4      1,070.6     1,052.4     1,060.2
Partners' capital (deficit)                             (434.1)   (421.5)      (460.3)     (485.1)     (464.4)


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                        2004 (1)  2003         2002        2001        2000
                                                        -----     ----         ----        ----        ----
                                                                          (In millions)
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
   Operating activities                              $   107.5  $   85.7    $    92.4   $    52.5   $    90.9
   Investing activities                               (1,382.5)    (95.9)       (96.6)      (77.2)     (164.7)
   Financing activities                                1,288.4       8.2          1.3        24.3        78.4
Depreciation and amortization (7)                        114.4      71.8         75.8        71.7        66.2
Net capital expenditures (excluding acquisitions)        151.9      91.8         92.4        74.3       163.4
Investments (including acquisitions)                   1,230.6       4.1          --          0.2         0.1
Ratio of earnings to fixed charges (8)                      --       1.2x         1.1x         --          --


(1) On October 7, 2004, the Company acquired O-I Plastic for $1,230.8 million, including direct costs of the acquisition, subject to certain adjustments. Amounts shown under the caption "Investments (including acquisitions)" include cash paid, net of cash acquired, in the acquisition. This transaction was accounted for under the purchase method of accounting. Results of operations are included since the date of the acquisition.

(2) Net sales increase or decrease based on fluctuations in resin prices. Consistent with industry practice and/or as permitted under the Company's agreements with its customers, substantially all resin price changes are passed through to customers by means of corresponding changes in product pricing. Therefore, the Company's dollar gross profit has been substantially unaffected by fluctuations in resin pricing. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.

(3) The Company evaluated the recoverability of its long-lived and other assets in selected locations, due to indicators of impairment, and recorded impairment charges of $7.0 million, $2.5 million, $5.1 million, $28.9 million and $16.3 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Goodwill is reviewed for impairment on an annual basis. The resulting impairment charges recognized, based on a comparison of the related net book value of the location to projected discounted future cash flows of the location, were $9.1 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" (Item 7) for a further discussion.

(4) Includes compensation costs related to the Recapitalization (as defined therein).

(5) The years ended December 31, 2004 and 2003 include the effects of the refinancing of the Company's prior senior credit agreements, which resulted in the write-off of debt issuance fees of $20.9 million and $6.6 million, respectively, and the write-off of tender and call premia of $15.2 million for the year ended December 31, 2004, associated with the redemption of the Company's prior senior subordinated notes and senior discount notes.

(6) As a limited partnership, Holdings is not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings' partners based on their distributive share of the income of Holdings. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions.

(7) Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, net, and impairment charges.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income from equity investees and extraordinary items, plus fixed charges and amortization of capitalized interest less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $41.7 million, $44.2 million and $49.1 million for the years ended December 31, 2004, 2001 and 2000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants categories and currently operates 87 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

          Management believes that critical success factors to the Company's business are its ability to:

o develop its own proprietary technologies that provide meaningful competitive advantage in the marketplace;
o maintain relationships with and serve the complex packaging demands of its customers which include some of the world's largest branded consumer products companies;
o forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and
o make investments in plant and technology necessary to satisfy the three factors mentioned above.

          On October 7, 2004, the Company acquired O-I Plastic for approximately $1.2 billion. Since October 7, 2004 the Company's operations have included the operations of O-I Plastic. With 2004 pro forma sales of $2.2 billion, the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

o enhance its position as the leading supplier in value-added plastic packaging, by adding breadth and diversity to its portfolio of blue-chip customers;

o optimize the complementary technology portfolios and product development capabilities of the Company and O-I Plastic to pursue attractive conversion opportunities across all product categories;

o begin to realize significant cost savings by eliminating overlapping and redundant corporate and administrative functions, targeting productivity improvements at O-I Plastic's facilities, consolidating facilities in geographic proximity to make them more cost-efficient and rationalizing plants and individual production lines with unattractive economics and/or cost structures. It should be noted that there are significant one-time costs associated with these cost savings; and

o apply its proven business model, management expertise and best practices to deliver innovative designs and enhanced service levels to its combined customer base.

          Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. The Company has established itself as a leader in the value-added segment for hot-fill PET juice containers. Recently, the Company has been a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through December 31, 2004, the Company has invested over $1,160.0 million in capital expenditures, which includes approximately $678.0 million of purchase price allocations related to the O-I Plastic acquisition, in the food and beverage category. For the year ended December 31, 2004, the Company's sales of containers for the food and beverage category grew to $769.9 million from $333.4 million in 1999, which includes one quarter's worth of sales related to the O-I Plastic acquisition.

          The Company's household container category is a stable category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The pace of these conversions now follows GDP growth as liquids have gained a predominant share of these products. The Company's strongest position is in liquid laundry detergents, where the Company is a leader in plastic container design and manufacture. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

          The Company's North American one quart motor oil container category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 4% in 2004 as compared to 2003; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the domestic one quart motor oil container category will continue to decline approximately 2% to 4% annually for the next several years but believes that there are significant volume opportunities for automotive products outside of North America.

          The Company is a leading supplier in the personal care/specialty category that includes products for the hair care, skin care, oral care and specialty markets. Management believes that its leading supply position results from its commitment to and reputation in new product development and container decoration. In addition, the Company has focused on a flexible manufacturing system to meet customers' frequently changing requirements. This category, in general, grows with GDP.

          As of the end of 2004 the Company operated 27 manufacturing facilities outside of the United States, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, Ecuador, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic on October 7, 2004 which included plants in Ecuador, Finland, Mexico, the Netherlands, the United Kingdom and Venezuela. On March 30, 2001, the Company increased its interest in Masko Graham, the Company's Polish operation, from 50% to 51%, and again on December 29, 2003 from 51% to approximately 58%. The Company purchased the remaining 42% interest on April 15, 2004.

          Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when appropriate. In its North American operations in 2002, the Company closed its facility in Burlington, Ontario, Canada. Business from this facility was consolidated into other North American facilities as a result of this closure. In its European operations, during the latter portion of 2001, the Company committed to a plan to sell or close certain plants in the United Kingdom, France, Italy and Germany. The Company closed its plant in the United Kingdom in 2002, sold one plant in France in 2002, closed another plant in France in 2003, sold both of its plants in Italy in 2002 and sold both of its plants in Germany in 2003.

(See "--Results of Operations" for a discussion of impairment charges.)


          For the year ended December 31, 2004, 78.6% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 19 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales in each of the years ended December 31, 2004, 2003 and 2002. The Company's sales to this customer were 14.9%, 14.6% and 16.4% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also had sales to one other customer which exceeded 10% of total sales in each of the years ended December 31, 2004 and 2003. The Company's sales to this customer were 10.2% and 11.2% of total sales for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, approximately 70%, 29% and 1% of the sales to these two customers were made in North America, Europe and South America, respectively. The Company also had sales to a third customer of 10.6% of total sales for the year ended December 31, 2003.

          Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during 2004, 2003 and 2002:

                                          Year
                                          ----
                            2004          2003         2002
                            ----          ----         ----

PET                        $0.73         $0.64        $0.58

HDPE                        0.60          0.50         0.41

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

          The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the distributive share of the applicable income or loss is included in the tax returns of its partners. The Company may make tax distributions to its partners to reimburse them for such tax obligations, if any. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions.


Results of Operations

          The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:


                                                   Year Ended December 31,
                                                   -----------------------
                                     2004                   2003             2002
                                     ----                   ----             ----
                                                  (Dollars in millions)
North America                 $1,136.1    84.0%     $809.6    82.7%     $745.0    82.2%
Europe                           173.4    12.8       143.9    14.7       138.5    15.3
South America                     43.5     3.2        25.2     2.6        23.2     2.5
                              --------   -----      ------   -----      ------   -----


Total Net Sales               $1,353.0   100.0%     $978.7   100.0%     $906.7   100.0%
                              ========   =====      ======   =====      ======   =====



                                                   Year Ended December 31,
                                                   -----------------------
                                     2004                   2003             2002
                                     ----                   ----             ----
                                                  (Dollars in millions)
Food and Beverage             $  769.9    56.9%     $573.0    58.5%     $515.4    56.9%
Household                        274.0    20.2       191.6    19.6       186.0    20.5
Automotive Lubricants            240.6    17.8       214.1    21.9       205.3    22.6
Personal Care/Specialty (1)       68.5     5.1          --      --          --      --
                              --------   -----      ------   -----      ------   -----
Total Net Sales               $1,353.0   100.0%     $978.7   100.0%     $906.7   100.0%
                              ========   =====      ======   =====      ======   =====

(1) Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household category.

2004 Compared to 2003

          Net Sales. Net sales for the year ended December 31, 2004 increased $374.3 million, or 38.2%, to $1,353.0 million from $978.7 million for the year ended December 31, 2003. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $246.1 million, as well as an increase in resin pricing. Units sold increased 33.5%, principally due to additional food and beverage container business where units increased 37.1%. On a geographic basis, sales for the year ended December 31, 2004 in North America increased $326.5 million, or 40.3%, from the year ended December 31, 2003, including net sales for O-I Plastic of $227.5 million, and included higher units sold of 41.4%. North American sales in the food and beverage category, the household category, the automotive lubricants category and the personal care/specialty category contributed $169.0 million, $73.5 million, $16.9 million and $67.1 million, respectively, to the increase. Units sold in North America increased 49.3% in the food and beverage category, increased 16.8% in the household category and decreased 2.8% in the automotive lubricants category. Sales for the year ended December 31, 2004 in Europe increased $29.5 million, or 20.5%, compared to sales for the year ended December 31, 2003. The increase was primarily due to the acquisition of O-I Plastic, which accounted for $16.0 million, and favorable exchange rate changes of approximately $14.7 million. Units sold in Europe increased 17.8% compared to the same period last year. Sales in South America for the year ended December 31, 2004 increased $18.3 million, or 72.6%, from the year ended December 31, 2003, primarily due to a 95.7% increase in units sold and favorable exchange rate changes of approximately $1.3 million.

          Gross Profit. Gross profit for the year ended December 31, 2004 increased $9.5 million to $192.5 million from $183.0 million for the year ended December 31, 2003. Gross profit for the year ended December 31, 2004 decreased $0.4 million in North America, and increased $7.1 million and $2.8 million in Europe and South America, respectively, when compared to the year ended December 31, 2003. The net increase in gross profit resulted primarily from an increase in unit volume, as a result of both the acquisition of O-I Plastic and the Company's organic growth, of $24.6 million and a favorable impact from changes in foreign currency exchange rates of $2.8 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring expenses of $11.0 million ($14.1 million for North America, $(3.4) million for Europe and $0.3 million for South America) and a net increase in project costs of $6.9 million ($6.5 million for North America, $0.7 million for Europe and $(0.3) million for South America).

          Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $20.5 million to $87.4 million from $66.9 million for the year ended December 31, 2003. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $10.1 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 6.5% of sales for the year ended December 31, 2004 from 6.8% of sales for the year ended December 31, 2003.

          Impairment Charges. During 2004, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

o    France (Europe);
o    Spain (Europe); and
o    the United States (North America).

          During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and
o the United States (North America) - a significant change in the ability to utilize certain assets.

          For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $7.0 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively.

          For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment changes of $0.6 million for the year ended December 31, 2003. These assets have no remaining carrying amount at December 31, 2004. Discrete financial information is not available for these assets that are held for disposal.

          Interest Expense, Net. Interest expense, net increased $43.9 million to $140.5 million for the year ended December 31, 2004 from $96.6 million for the year ended December 31, 2003. The increase was primarily related to the Transactions (as defined herein), including the write-off of debt issuance fees from the Company's prior senior credit agreement ($20.9 million in 2004 compared to $6.6 million in 2003), tender and call premia of $15.2 million associated with the redemption of the Company's prior senior subordinated notes and senior discount notes, and significantly higher debt levels in the fourth quarter of 2004 following the Transactions.

          Other (Income) Expense, Net. Other income increased $0.8 million to $1.1 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. The higher income was primarily due to higher foreign exchange gains in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

          Income Tax (Benefit) Provision. Income tax benefit was $2.1 million for the year ended December 31, 2004 as compared to income tax provision of $6.8 million for the year ended December 31, 2003. The change of $8.9 million was primarily related to net operating losses in certain of the Company's U.S. subsidiaries acquired as part of the acquisition of O-I Plastic for the year ended December 31, 2004.

          Minority Interest. Minority interest increased $0.6 million to $1.4 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003, due to an increase related to the Company's joint venture in Mexico, partially offset by the elimination of minority interest in all of 2004 for the Company's joint venture in Poland due to the Company's commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003. The purchase of the remaining interest in the joint venture in Poland occurred on April 15, 2004.

          Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $40.6 million for the year ended December 31, 2004 compared to net income of $9.7 million for the year ended December 31, 2003.


2003 Compared to 2002

          Net Sales. Net sales for the year ended December 31, 2003 increased $72.0 million, or 7.9%, to $978.7 million from $906.7 million for the year ended December 31, 2002. The increase in sales was primarily due to an increase in resin pricing combined with a 9.6% increase in units sold, principally due to additional food and beverage containers where units increased by 21.1%. These increases were partially offset by the Company's restructuring process in Europe which included the sale or closing of seven non-strategic locations, all of which were sold or closed as of December 31, 2003. Excluding business impacted by the European restructuring, sales for the year ended December 31, 2003 would have increased approximately 11% compared to the sales for the year ended December 31, 2002 and unit volume would have increased approximately 13%. On a geographic basis, sales for the year ended December 31, 2003 in North America increased $64.6 million, or 8.7%, from the year ended December 31, 2002 and included higher units sold of 7.1%. North American sales in the food and beverage category, the household category and the automotive lubricants category contributed $38.0 million, $16.0 million and $10.6 million, respectively, to the increase. Units sold in North America increased by 19.3% in the food and beverage category, decreased by 16.6% in the household category, primarily due to voluntary reductions of low margin business, and decreased by 2.3% in the automotive lubricants category. Sales for the year ended December 31, 2003 in Europe increased $5.4 million, or 3.9%, compared to sales for the year ended December 31, 2002. The increase was primarily due to exchange rate changes of approximately $21.5 million, partially offset by the European restructuring. Excluding business impacted by the European restructuring, sales in Europe for the year ended December 31, 2003 would have increased approximately $30.2 million, or approximately 27%, compared to the year ended December 31, 2002. Units sold in Europe increased 14.2% and, excluding business impacted by the European restructuring, would have increased approximately 23% compared to the same period last year. Sales in South America for the year ended December 31, 2003 increased $2.0 million, or 8.6%, from the year ended December 31, 2002, in part due to an increase in units sold of 9.7% offset by exchange rate changes of approximately $1.3 million.

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

          Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 increased $3.1 million to $66.9 million from $63.8 million for the year ended December 31, 2002. The increase was primarily due to increases in North America and Europe. The increase in North America was primarily due to an increase in the allowance for doubtful accounts of $2.0 million related to potential losses for one of the Company's larger customers, Hi-Country, against which the Company has filed an involuntary Chapter 7 bankruptcy petition, expansion into Mexico and an increase in product development expenses, partially offset by a decrease in compensation-related expenses and non-recurring charges. The increase in Europe was primarily due to an increase in expenses due to exchange rates, partially offset by reductions in non-recurring charges and costs related to locations in Europe that were sold during 2002 and 2003. The Company's total non-recurring charges were $4.3 million and $5.6 million for the years ended December 31, 2003 and 2002, respectively, comprised primarily of global reorganization costs ($3.5 million) and other costs ($0.8 million) for the year ended December 31, 2003 and costs related to the postponed equity offering and concurrent transactions ($3.0 million) and global reorganization costs ($2.6 million) for the year ended

December 31, 2002. Selling, general and administrative expenses as a percent of sales decreased to 6.8% of sales for the year ended December 31, 2003 from 7.0% of sales for the year ended December 31, 2002. Excluding non-recurring charges, selling, general and administrative expenses as a percent of sales remained constant at 6.4% for both years ended December 31, 2003 and 2002.

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

          For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.6 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. These assets have no remaining carrying amount at December 31, 2003. Discrete financial information is not available for these assets that are held for disposal.

          Interest Expense, Net. Interest expense, net increased $14.8 million to $96.6 million for the year ended December 31, 2003 from $81.8 million for the year ended December 31, 2002. The increase was primarily related to the refinancing of a prior senior credit agreement in 2003, which resulted in the write-off of debt issuance fees of $6.6 million in 2003 and higher LIBOR margins under the Company's February 14, 2003 senior credit agreement, partially offset by a decline in interest rates.

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


Effect of Changes in Exchange Rates

          In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $23.4 million, $24.5 million and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.


Liquidity and Capital Resources

          In 2004, 2003 and 2002, the Company generated a total of $285.5 million of cash from operations, $1,394.3 million from increased indebtedness and $2.7 million from net minority shareholder contributions. This $1,682.5 million was primarily used to fund $336.2 million of net capital expenditures, $1,234.7 million of investments, $4.2 million of net expenditures for the sales of businesses and $99.1 million of debt issuance fee payments.

          The Company's Credit Agreements currently consist of a B Loan to the Operating Company with an initial Term Loan commitment totaling $1,450.0 million, a Second-Lien Term Loan totaling $350.0 million and a Revolving Credit Facility to the Operating Company totaling $250.0 million. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The B Loan is payable in quarterly installments and requires payments of $14.5 million in 2005, $14.5 million in 2006, $14.5 million in 2007, $14.5 million in 2008, $14.5 million in 2009, $14.5 million in 2010 and $1,363.0 million in 2011. The Second-Lien Term Loan is payable in 2012. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010.

          The Acquisition and refinancing of substantially all of the Company's prior debt (the "Transactions") included the issuance of $250.0 million of Senior Notes due 2012 and the issuance of $375.0 million of Senior Subordinated Notes due 2014. The Senior Notes, together with the Senior Subordinated Notes, are herein collectively referred to as the "Notes." The Senior Notes mature on October 7, 2012, with interest payable semi-annually at 8.50%. The Senior Subordinated Notes mature on October 7, 2014, with interest payable semi-annually at 9.875%.

         At December 31, 2004, the Company's total indebtedness was $2,465.2 million.

         Unused lines of credit at December 31, 2004 and 2003 were $225.0 million and $136.3 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between the Company and the lending institution.

         The Credit Agreements and Notes contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. In addition, under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. Covenant compliance EBITDA is used to determine the Company's compliance with many of these covenants. Due to the fact there are no financial covenant requirements for the four quarters ending December 31, 2004, the Company has not disclosed covenant compliance EBITDA in this filing. However in future periods, the Credit Agreements will require certain financial ratios and tests and the Company intends to disclose in future filings covenant compliance EBITDA.

         Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Credit Agreements and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $5.0 million per year fees paid to the Blackstone Investors and a limited partner of Holdings under the Monitoring Agreement (as defined herein) and the Holdings Partnership Agreement, non-cash equity in earnings of joint ventures, other non-cash charges, the Recapitalization expenses, special charges and unusual items and certain other charges to net income (loss).

         The breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA could result in a default under those agreements and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Notes. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The

Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. The minimum cash interest ratio under the Company's prior senior credit agreements was 2.25x in 2003 and 2.0x in 2002; the maximum net debt to covenant compliance EBITDA ratio was 5.50x in 2003 and 4.9x in 2002. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company's total assets.

         Substantially all of the Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreements.

         As market conditions warrant, the Company and its major equityholders, including the Blackstone Investors and their affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

         Capital expenditures, net of proceeds on sales of fixed assets and excluding acquisitions, for 2004, 2003 and 2002 were $151.9 million, $91.8 million and $92.4 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $60 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

         For the fiscal year 2005, the Company expects to incur approximately $280.0 million of capital investments, excluding the purchase of the remaining 49% interest in Graham Innopack de Mexico S. de R.L. de C.V., which is expected to occur no later than June 2005, and the acquisition of four plants from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA, and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. (See Subsequent Events.) However, total capital investments for 2005 will depend on the size and timing of growth related opportunities. 2005 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital investments of $84.6 million at December 31, 2004, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See "-Transactions with Affiliates."

         Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and

o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.


Contractual Obligations and Commitments

         The following table sets forth the Company's significant contractual obligations and commitments as of December 31, 2004:


                                                                    Payments Due by Period
                                                                    ----------------------
                                                                    2006 and       2008 and      2010 and
Contractual Obligations                  Total          2005          2007           2009         beyond
-----------------------                  -----          ----          ----           ----         ------
                                                                  (In Millions)
Long-term debt                          $2,454.0         $23.3       $  29.9        $  29.3       $2,371.5
Capital lease obligations                   11.2           2.4           8.2            0.3            0.3
Interest payments                        1,206.6         158.3         327.8          307.4          413.1
Operating leases                           128.5          26.0          38.7           28.0           35.8
Capital expenditures                        84.6          60.6          24.0             --             --
                                        --------        ------        ------         ------       --------
Total contractual cash obligations      $3,884.9        $270.6        $428.6         $365.0       $2,820.7
                                        ========        ======        ======         ======       ========



         Interest payments are calculated based upon the Company's 2004 year-end actual interest rates, including the effects of interest rate swaps.

         In addition to the amounts included above, in 2005 the Company expects to make cash contributions to its pension plans of approximately $4.5 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.


Off-Balance Sheet Arrangements

         As of December 31, 2004, the Company has no off-balance sheet arrangements.


Transactions with Affiliates

         The Company's transactions with Graham Engineering are related to equipment supplied to the Company. The Company is a party to an Equipment Sales, Services and License Agreement with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine. The Company paid Graham Engineering approximately $13.6 million, $9.3 million and $20.2 million for such equipment for the years ended December 31, 2004, 2003 and 2002, respectively.

         On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2004 has been met.

         Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales, Services and License Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company's use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and services to the Company, for which the Company paid approximately $1.7 million, $2.6 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

         The Graham Family Investors have supplied management services to the Company since 1998. The Company paid the Graham Family Investors approximately $1.3 million, $1.0 million and $1.1 million for its services for the years ended December 31, 2004, 2003 and 2002, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.6 million, $1.0 million and $1.1 million for its services for the years ended December 31, 2004, 2003 and 2002, respectively, including the annual fee paid pursuant to the Monitoring Agreement. Additionally, in connection with the acquisition of O-I Plastic, Blackstone received a fee of approximately $24.3 million for the year ended December 31, 2004.


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

Derivatives

         The Company accounts for derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings.

         During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeds 4.50% prior to January of 2006. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $3.4 million as of December 31, 2004. Approximately 66% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $3.4 million unrealized gain recorded in OCI as of December 31, 2004.

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to a prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of a subsequent senior credit agreement in 2003, these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

         SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management's adherence to this accounting policy. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the year ended December 31, 2003, there was no net gain or loss recognized in earnings as a result of fair value hedges. At December 31, 2004 the Company had foreign currency forward exchange contracts to purchase (euro)1.6 million with a fair value of $2.1 million.

Benefit Plan Accruals

         The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, "Employer's Accounting for Pensions." Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets, as determined by Management. These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. See Note 14 of the Notes to Consolidated Financial Statements.

Income Taxes

         The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company's assumptions regarding future realization may change due to future operating performance and other factors.

Fair Value of Acquisition-Related Assets and Liabilities

         The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists are engaged to value certain of these assets and liabilities.

         Estimates used in valuing acquired assets and liabilities include but are not limited to: expected future cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain. In addition, estimated liabilities to exit activities of the acquired operations, including the exiting of contractual obligations and the termination of employees, are subject to change as the Company completes the implementation of the plan.

         The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed, and certain other measures. The Company and the sellers are in the process of resolving certain adjustments to the purchase price and these adjustments could be material. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes ("NOL's") that are allocated from the sellers to the Company. The ultimate amount of such NOL's will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL's will at least equal $100 million. A deferred tax asset of $39.2 million related to NOL's of $100 million has been included in the purchase price allocation as of December 31, 2004.

         The finalization of the O-I Plastic purchase price and the NOL's acquired, as well as the finalization of appraisals, could have a material impact on the purchase price allocation.

         For disclosure of all of the Company's significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements.


Subsequent Events

         On March 24, 2005, the Company acquired certain operations located in Belgium, Brazil, Turkey and the United States from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA, and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. All four are on-site operations that make HDPE bottles for nutritional beverages and value-added dairy beverages.

         In March 2005, the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company will terminate the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquire all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. and the operating companies thereunder. Absent issues related to the conditions of the closing, the Company expects closing to occur no later than June 2005.

Item 7A.Quantitative  and  Qualitative  Disclosures  About  Market  Risk

         The Company had significant long and short-term debt commitments outstanding as of December 31, 2004. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

         To the extent that the Company's financial instruments, including derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the tables present principal cash flows and related actual weighted average interest rates as of December 31, 2004 and 2003. For fixed rate debt obligations, the following tables present principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2004 and 2003 for the receive rate. Note 11 of the Notes to Consolidated Financial Statements should be read in conjunction with the tables below.



                                                                                                              Fair
                               Expected Maturity Date of Long-Term Debt (Including Current Portion) and       Value
                                          Interest Rate Swap Agreements at December 31, 2004                 December
                             ------------------------------------------------------------------------------
                               2005      2006       2007      2008        2009     Thereafter     Total      31,2004
                               ----      ----       ----      ----        ----     ----------     -----      -------

                                                                (Dollars in thousands)
Interest rate sensitive
liabilities:
Variable rate borrowings,
     including short-term
     amounts                 $22,918    $14,635   $14,635    $14,635     $14,600   $1,746,500   $1,827,923  $1,827,923
  Average interest rate        7.67%      4.90%     4.90%      4.90%       4.91%        5.30%       5.31%
Fixed rate borrowings         $2,736     $2,490    $6,315       $264        $168     $625,309    $637,282    $678,220
  Average interest rate        8.23%      8.19%     8.41%      7.29%       8.55%        9.32%       9.31%
Total interest rate
sensitive liabilities        $25,654    $17,125   $20,950    $14,899     $14,768   $2,371,809   $2,465,205  $2,506,143
                             =======    =======   =======    =======     =======   ==========   ==========  ==========
Derivatives matched against liabilities:
   Pay fixed swaps                --   $400,000   $500,000  $200,000          --           --         (1)       $3,385
   Pay rate                       --      2.60%     3.90%      3.87%          --           --
   Receive rate                   --      3.18%     3.97%      3.91%          --           --


(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.


                                                                                                              Fair
                               Expected Maturity Date of Long-Term Debt (Including Current Portion) and       Value
                                          Interest Rate Swap Agreements at December 31, 2003                 December
                             ------------------------------------------------------------------------------
                               2004      2005       2006      2007        2008     Thereafter     Total      31,2003
                               ----      ----       ----      ----        ----     ----------     -----      -------
                                                              (Dollars in thousands)
Interest rate sensitive
liabilities:
Variable rate borrowings,
     including short-term
     amounts                   $9,874    $20,135   $45,135    $45,135    $289,635     $254,099    $664,013    $664,013
  Average interest rate         6.55%      5.18%     5.18%      5.18%       5.06%        5.19%       5.15%
Fixed rate borrowings          $2,283     $2,701    $2,459     $6,282    $250,402     $169,309    $433,436    $442,678
  Average interest rate         7.51%      7.55%     7.52%      7.68%       8.75%       10.74%       9.49%
Total interest rate
sensitive
liabilities                   $12,157    $22,836   $47,594    $51,417    $540,037     $423,408  $1,097,449  $1,106,691
                              =======    =======   =======    =======    ========     ========  ==========  ==========
Derivatives matched against liabilities:
   Pay fixed swaps                 --         --  $400,000         --          --           --    $400,000     $(2,428)
   Pay rate                        --         --     2.60%         --          --           --       2.60%
   Receive rate                    --         --      2.32         --          --           --        2.32


                                                                   December 31, 2004
                                                         --------------------------------------
                                                            Expected             Fair Value
                                                          Maturity Date         December 31,
                                                              2005                  2004
                                                         --------------------------------------
                                                                (Amounts in thousands)
US$ Functional Currency:
  Forward Exchange Agreements
   (Receive (euro)/Pay US$):
     Contract Amount:                                    (euro)1,570               $2,130

      Weighted Average Contractual Exchange Rate:             1.2038                   --



         All of the forward exchange contracts outstanding as of December 31, 2004 mature in the first half of 2005. There were no forward exchange contracts outstanding as of December 31, 2003.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number

Report of Independent Registered Public Accounting Firm                   37

Audited Financial Statements                                              38

 Consolidated Balance Sheets at December 31, 2004 and 2003                38

 Consolidated Statements of Operations for the years ended
 December 31, 2004, 2003 and 2002                                         39

 Consolidated Statements of Partners' Capital (Deficit) for the
 years ended December 31, 2004, 2003 and 2002                             40

 Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, 2003 and 2002                                         41

 Notes to Consolidated Financial Statements                               42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
March 29, 2005


                        GRAHAM PACKAGING HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,
                                                                             ------------
                                                                          2004         2003
                                                                          ----         ----
         ASSETS
Current assets:
  Cash and cash equivalents                                           $   22,131    $     7,067
  Accounts receivable, net                                               246,518         96,456
  Inventories                                                            235,094         66,568
  Deferred income taxes                                                   57,500            310
  Prepaid expenses and other current assets                               42,260         18,912
                                                                      ----------    -----------
Total current assets                                                     603,503        189,313
Property, plant and equipment:
  Machinery and equipment                                              1,692,483      1,041,524
  Land, buildings and leasehold improvements                             264,808        105,392
  Construction in progress                                               110,814         37,680
                                                                      ----------    -----------
                                                                       2,068,105      1,184,596
  Less accumulated depreciation and amortization                         653,112        561,354
                                                                      ----------    -----------
Property, plant and equipment, net                                     1,414,993        623,242
Intangible assets                                                         84,190          1,301
Goodwill                                                                 350,784         17,288
Other non-current assets                                                  98,147         44,950
                                                                      ----------    -----------

Total assets                                                          $2,551,617    $   876,094
                                                                      ==========    ===========

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                    $  191,971    $    70,833
  Accrued expenses                                                       154,413         99,922
  Current portion of long-term debt                                       25,654         12,157
                                                                      ----------    -----------
Total current liabilities                                                372,038        182,912
Long-term debt                                                         2,439,551      1,085,292
Deferred income taxes                                                    138,839          3,955
Other non-current liabilities                                             21,627         13,075
Minority interest                                                         13,662         12,400
Commitments and contingent liabilities (see Notes 19 and 20)                  --             --
Partners' capital (deficit):
  General partners                                                       (22,314)       (20,282)
  Limited partners                                                      (428,774)      (390,182)
  Notes and interest receivable for ownership interests                   (2,920)        (2,749)
  Accumulated other comprehensive income (loss)                           19,908         (8,327)
                                                                      ----------    -----------
Total partners' capital (deficit)                                       (434,100)      (421,540)
                                                                      ----------    -----------
Total liabilities and partners' capital (deficit)                     $2,551,617    $   876,094
                                                                      ==========    ===========





           See accompanying notes to consolidated financialstatements.


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                  2004             2003            2002
                                                                  ----             ----            ----

Net sales                                                   $1,352,955          $ 978,736       $ 906,705
Cost of goods sold                                           1,160,458            795,770         742,604
                                                            ----------          ---------       ---------

Gross profit                                                   192,497            182,966         164,101
Selling, general, and administrative expenses                   87,422             66,841          63,732
Impairment charges                                               6,996              2,509           5,129
                                                            ----------          ---------       ---------

Operating income                                                98,079            113,616          95,240
Interest expense                                               140,832             97,063          82,080
Interest income                                                   (332)              (477)           (296)
Other (income) expense, net                                     (1,086)              (325)            179
                                                            ----------          ---------       ---------

(Loss) income before income taxes and minority interest
                                                               (41,335)            17,355          13,277
Income tax  (benefit) provision                                 (2,148)             6,809           4,002
Minority interest                                                1,445                796           1,713
                                                            ----------          ---------       ---------

Net (loss) income                                           $  (40,632)        $    9,750       $   7,562
                                                            ==========          =========       =========


Net (loss) income allocated to general partners             $   (2,032)        $      487       $     378
Net (loss) income allocated to limited partners             $  (38,600)        $    9,263       $   7,184





          See accompanying notes to consolidated financial statements.


                        GRAHAM PACKAGING HOLDINGS COMPANY
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (In thousands)

                                                                                        Notes and
                                                                                         Interest     Accumulated
                                                                                        Receivable       Other
                                                            General       Limited     for Ownership  Comprehensive
                                                            Partners      Partners      Interests    Income (Loss)      Total
                                                            --------      --------      ---------    -------------      -----
Consolidated balance at January 1, 2002                     $(21,147)     $(406,764)       $(2,443)      $(54,700)     $(485,054)

   Net income for the year                                       378          7,184             --             --          7,562
   Changes in fair value of derivatives                           --             --             --          6,909          6,909
   Additional minimum pension liability                           --             --             --         (2,051)        (2,051)
   Cumulative translation adjustment                              --             --             --         12,477         12,477
                                                                                                                       ---------

   Comprehensive income                                                                                                   24,897
   Interest on notes receivable for ownership interests           --             --           (150)            --           (150)
                                                            --------      ---------        -------       --------      ---------

   Consolidated balance at December 31, 2002                 (20,769)      (399,580)        (2,593)       (37,365)      (460,307)

   Net income for the year                                       487          9,263             --             --          9,750
   Changes in fair value of derivatives                           --             --             --          3,808          3,808
   Additional minimum pension liability                           --             --             --            706            706
   Cumulative translation adjustment                              --             --             --         24,524         24,524
                                                                                                                       ---------

   Comprehensive income                                                                                                   38,788
   Stock compensation expense                                     --            135             --             --            135
   Interest on notes receivable for ownership interests           --             --           (156)            --           (156)
                                                            --------      ---------        -------       --------      ---------

Consolidated balance at December 31, 2003                    (20,282)      (390,182)        (2,749)        (8,327)      (421,540)

   Net loss for the year                                      (2,032)       (38,600)            --             --        (40,632)
   Changes in fair value of derivatives                           --             --             --          5,813          5,813
   Additional minimum pension liability                           --             --             --           (992)          (992)
   Cumulative translation adjustment                              --             --             --         23,414         23,414
                                                                                                                       ---------

   Comprehensive loss                                                                                                    (12,397)
   Stock compensation expense                                     --              8             --             --              8
   Interest on notes receivable for ownership interests           --             --           (171)            --           (171)
                                                            --------      ---------        -------       --------      ----------

Consolidated balance at December 31, 2004                   $(22,314)     $(428,774)       $(2,920)      $ 19,908      $(434,100)
                                                            ========      =========        =======       ========      =========





          See accompanying notes to consolidated financial statements.


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                            2004            2003             2002
                                                                            ----            ----             ----
Operating activities:
  Net (loss) income                                                  $   (40,632)     $     9,750       $   7,562
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                      114,364           71,784          75,840
      Amortization of debt issuance fees                                  27,654           11,671           4,572
      Impairment charges                                                   6,996            2,509           5,129
      Accretion of Senior Discount Notes                                      --              623          16,739
      Unrealized loss on termination of cash flow hedge                       --            4,783              --
      accounting
      Stock compensation expense                                               8              135              --
      Minority interest                                                    1,445              796           1,713
      Foreign currency transaction (gain) loss                            (1,067)          (1,309)             27
      Interest receivable for ownership interests                           (171)            (156)           (150)
    Changes in operating assets and liabilities, net of acquisitions/sales of businesses:
      Accounts receivable                                                (14,149)           8,926          (6,265)
      Inventories                                                        (24,311)          (2,581)         (4,017)
      Prepaid expenses and other current assets                          (17,571)             229          (3,879)
      Other non-current assets and liabilities                             1,073          (13,328)           (414)
      Accounts payable and accrued expenses                               53,822           (8,130)         (4,488)
                                                                     -----------      -----------       ---------
Net cash provided by operating activities                                107,461           85,702          92,369

Investing activities:
    Purchases of property, plant and equipment                          (154,282)        (100,592)        (93,868)
    Proceeds from sale of property, plant and equipment                    2,359            8,766           1,431
    Acquisitions of/investments in businesses, net of cash            (1,230,563)          (4,112)             --
    acquired
    Net proceeds from (expenditures for) sales of businesses                  --               19          (4,193)
                                                                     -----------      -----------       ---------

Net cash used in investing activities                                 (1,382,486)         (95,919)        (96,630)

Financing activities:
    Proceeds from issuance of long-term debt                           2,872,524        1,071,164         496,227
    Payment of long-term debt                                         (1,505,534)      (1,045,180)       (494,880)
    Contributions (to) from minority shareholders                           (182)           2,931              --
    Debt issuance fees                                                   (78,389)         (20,700)             --
                                                                     -----------      -----------       ---------
Net cash provided by financing activities                              1,288,419            8,215           1,347

Effect of exchange rate changes                                            1,670            1,770           1,181
                                                                     -----------      -----------       ---------
Increase (decrease) in cash and cash equivalents                          15,064             (232)         (1,733)
Cash and cash equivalents at beginning of year                             7,067            7,299           9,032
                                                                     -----------      -----------       ---------
Cash and cash equivalents at end of year                             $    22,131      $     7,067       $   7,299
                                                                     ===========      ===========       =========

Supplemental disclosures Non-cash investing and financing activities:
    Accruals related to investing and financing activities           $     7,337      $    13,324       $      --




          See accompanying notes to consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the operations of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership formerly known as Graham Packaging Company; Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"); and subsidiaries thereof. In addition, the consolidated financial statements of the Company include GPC Capital Corp. I ("CapCo I"), a wholly owned subsidiary of the Operating Company, and GPC Capital Corp. II ("CapCo II"), a wholly owned subsidiary of Holdings. The purpose of CapCo I is solely to act as co-obligor with the Operating Company under the Senior Notes and Senior Subordinated Notes (as defined herein) and as co-borrower with the Operating Company under the Credit Agreements (as defined herein). CapCo II currently has no obligations under any of the Company's outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any independent operations. Since October 7, 2004 the consolidated financial statements of the Company include the operations of Graham Packaging Acquisition Corp. and subsidiaries thereof, as a result of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. ("O-I Plastic"). (Refer to Note 3 for a discussion of this acquisition). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Holdings has no assets, liabilities or operations other than its direct and indirect investments in the Operating Company and its ownership of CapCo II. Holdings has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes of the Operating Company and CapCo I.

Description of Business

         The Company focuses on the sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

Revenue Recognition

         The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable and collectability is reasonably assured. Revenue is recognized at time of shipment. Sales are recorded net of discounts, rebates and returns.

Shipping and Handling Costs

         Shipping and handling costs are included as a component of cost of goods sold in the consolidated statements of operations.

Cash and Cash Equivalents

         The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents.

Inventories

         Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the first-in, first-out ("FIFO") method. See Note 5.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         The Company accounts for its molds in accordance with Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." All molds, whether owned by the Company or its customers, are included in machinery and equipment in the consolidated balance sheet.

Intangible Assets

         Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years. See Note 7.

Goodwill

         Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value if considered impaired. See Notes 6, 8 and 21.

Other Non-current Assets

         Other non-current assets primarily include debt issuance fees and prepaid pension assets. Debt issuance fees totaled $75.3 million and $23.8 million as of December 31, 2004 and 2003, respectively. These amounts are net of accumulated amortization of $2.5 million and $27.5 million as of December 31, 2004 and 2003, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets and Intangible Assets

         Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate.

Derivatives

         The Company accounts for derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings.

          During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeds 4.50% prior to January of 2006. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $3.4 million as of December 31, 2004. Approximately 66% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $3.4 million unrealized gain recorded in OCI as of December 31, 2004.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         The Company entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to a prior senior credit agreement. These interest rate swaps were accounted for as cash flow hedges. In connection with the closing of a subsequent senior credit agreement in 2003, these swaps no longer qualified for hedge accounting. As such, the Company recorded a non-cash charge of approximately $4.8 million within interest expense as a result of the reclassification into expense of the remaining unrealized loss on these interest rate swap agreements. These interest rate swap agreements expired at various points through September 2003. The effective portion of the change in fair value of these swaps from January 1, 2003 to February 14, 2003 was recorded in OCI and was an unrealized gain of $1.5 million. The change in fair value of these swaps after February 14, 2003 was recognized in earnings and resulted in a reduction of interest expense of $4.8 million for the year ended December 31, 2003, offsetting the $4.8 million non-cash charge recorded on February 14, 2003.

         SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management's adherence to this accounting policy. Failure to properly document the Company's interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

         The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. During the year ended December 31, 2003, there was no net gain or loss recognized in earnings as a result of fair value hedges. At December 31, 2004 the Company had foreign currency forward exchange contracts to purchase (euro)1.6 million with a fair value of $2.1 million.

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


         The components of accumulated other comprehensive income (loss) consisted of:


                                                                            Cumulative
                                       Cash Flow     Additional Minimum     Translation
                                        Hedges        Pension Liabilty      Adjustment        Total
                                        ------        ----------------      ----------        -----
                                                                 (In thousands)
Balance at January 1, 2002              $ (13,145)        $  (1,938)          $ (39,617)    $ (54,700)
  Change                                    6,909            (2,051)             12,477        17,335
                                        ---------         ---------           ---------     ---------
Balance at December 31, 2002               (6,236)           (3,989)            (27,140)      (37,365)
  Change                                    3,808               706              24,524        29,038
                                        ---------         ---------           ---------     ---------
Balance at December 31, 2003               (2,428)           (3,283)             (2,616)       (8,327)
  Change                                    5,813              (992)             23,414        28,235
                                        ---------         ---------           ---------     ---------
Balance at December 31, 2004            $   3,385         $  (4,275)          $  20,798     $  19,908
                                        =========         =========           =========     =========



Income Taxes

         The Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Option Plans

          The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting For Stock Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The exercise prices of all Units (as defined in Note 16) were equal to or greater than the fair market value of the Units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. However, as part of the North American reduction in force that occurred in 2003, certain individuals were terminated and were allowed to keep their Unit options, resulting in compensation cost for the year ended December 31, 2003 under SFAS 123 of $0.1 million. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market values at the grant dates, the Company's pro forma net (loss) income for 2004, 2003 and 2002 would have been reflected as follows (in thousands):

                                          Year Ended December 31,
                                    2004            2003            2002
                                    ----            ----            ----
As reported                      $(40,632)         $9,750          $7,562
Pro forma                         (40,952)          9,525           7,057

         The weighted average fair values at date of grant for options granted in 2004 and 2003 were $7,064 and $3,292 per Option, respectively. The fair value of each Option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 2004: pay out yield 0%, expected volatility of 0%, risk free interest rate of 3.3% and expected life of 4.5 years; and in 2003: pay out yield 0%, expected volatility of 0%, risk free interest rate of 2.64% and expected life of 4.5 years.

Postemployment Benefits

         The Company maintains a supplemental income plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $2.1 million and $1.6 million as of December 31, 2004 and 2003, respectively, were included in other non-current liabilities.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

Financial Instruments

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how a registrant classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. This statement was effective for mandatorily redeemable financial instruments on January 1, 2004 for the Company. The adoption of SFAS 150 has not had a significant impact on the Company's results of operations or financial position, except for the acquisition of Masko Graham, which is discussed in Note 3.

Leases

         In May 2003, the EITF reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13, "Accounting for Leases," and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. Arrangements initiated after June 29, 2003 have been accounted for in accordance with EITF 01-8.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

         In November 2004, the FASB issued SFAS 151, "Inventory Costs -- an amendment of APB No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, the Company will be required to adopt SFAS 151 on January 1, 2006. The adoption of SFAS 151 will not have a significant impact on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123, "Accounting for Stock-Based Compensation" and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the "intrinsic value" method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). For the Company, SFAS 123(R) will be effective as of the beginning of the first annual reporting period beginning after December 15, 2005. Therefore, the Company will be required to adopt SFAS 123(R) on January 1, 2006. The Company is currently in the process of assessing the impact of the adoption of SFAS 123(R) on its results of operations and financial position.

Reclassifications

         Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

2. 1998 Recapitalization

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

         As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Entities (the Graham Family Investors) or affiliates thereof or other entities controlled by Donald
C. Graham and his family, have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.


3. Acquisitions

Purchase of additional interest in Masko Graham Joint Venture

         On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham Joint Venture ("Masko Graham") for a then total interest of 51%. On December 29, 2003, Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company's interest by an additional 6.75%, bringing the Company's then total interest to 57.75%. On December 29, 2003, the Company agreed to buy the remaining shares owned by the minority partners. On April 15, 2004, the Company purchased the remaining interest. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets was $18.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham were consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Current assets..........................    $ 3,847
Property, plant and equipment...........      8,495
Goodwill................................     11,792
Elimination of minority interest........      5,788
                                            -------

Total...................................     29,922
Less liabilities assumed................     11,474
                                            -------

Net cost of acquisition.................    $18,448
                                            =======

Purchase of O-I Plastic

         On October 7, 2004, the Company acquired O-I Plastic. With 2004 pro forma sales of $2.2 billion, the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

o enhance its position as the leading supplier in value-added plastic packaging, by adding breadth and diversity to its portfolio of blue-chip customers;
o optimize the complementary technology portfolios and product development capabilities of the Company and O-I Plastic to pursue attractive conversion opportunities across all product categories;

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

o begin to realize significant cost savings by eliminating overlapping and redundant corporate and administrative functions, targeting productivity improvements at O-I Plastic's facilities, consolidating facilities in geographic proximity to make them more cost-efficient and rationalizing plants and individual production lines with unattractive economics and/or cost structures. It should be noted that there are significant one-time costs associated with these cost savings; and
o apply its proven business model, management expertise and best practices to deliver innovative designs and enhanced service levels to its combined customer base.

         The Company acquired O-I Plastic for a total purchase price (including acquisition-related costs) of $1,230.8 million, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on October 7, 2004. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


Cash...............................................      $   10,860
Accounts receivable, net...........................         130,343
Inventories........................................         141,445
Deferred income taxes..............................          48,239
Prepaid expenses and other current assets..........          11,312
                                                         ----------
Total current assets...............................         342,199
Property, plant and equipment......................         732,057
Intangible assets..................................          81,000
Goodwill...........................................         334,109
Other non-current assets...........................           1,928
                                                         ----------

Total..............................................       1,491,293
Less liabilities assumed...........................         260,467
                                                         ----------

Net cost of acquisition............................      $1,230,826
                                                         ==========


Pro Forma Information

         The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:


                        Year Ended December 31,
                        -----------------------

                           2004         2003
                           ----         ----
                            (In millions)

    Net sales              $2,239        $2,071
    Net income             $  (38)       $ (392)

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, reduced minority interest, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

          The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed, and certain other measures. The Company and the sellers are in the process of resolving certain adjustments to the purchase price and these adjustments could be material. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes ("NOL's") that are allocated from the sellers to O-I Plastic. The ultimate amount of such NOL's will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL's will at least equal $100 million. A deferred income tax asset of $39.2 million related to NOL's of $100 million has been included in the purchase price allocation above.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         The finalization of the O-I Plastic purchase price and the NOL's acquired, as well as the finalization of appraisals, could have a material impact on the purchase price allocation above.


4. Accounts Receivable

         Accounts receivable are presented net of an allowance for doubtful accounts of $8.9 million and $7.6 million at December 31, 2004 and 2003, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

         The Company had sales to one customer which exceeded 10% of total sales in each of the years ended December 31, 2004, 2003 and 2002. The Company's sales to this customer were 14.9%, 14.6% and 16.4% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also had sales to one other customer which exceeded 10% of total sales in each of the years ended December 31, 2004 and 2003. The Company's sales to this customer were 10.2% and 11.2% of total sales for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, approximately 70%, 29% and 1% of the sales to these two customers were made in North America, Europe and South America, respectively. The Company also had sales to a third customer of 10.6% of total sales for the year ended December 31, 2003.


5. Inventories

         Inventories, at lower of cost or market, consisted of the following:

                                               December 31,
                                               ------------
                                             2004         2003
                                             ----         ----
                                              (In thousands)
Finished goods                             $161,007       $42,760
Raw materials and parts                      74,087        23,808
                                           --------       -------
                                           $235,094       $66,568
                                           ========       =======


6. Impairment Charges

         During 2004, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

o    France (Europe);
o    Spain (Europe); and
o    the United States (North America).

         During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

o Germany (Europe) - the Company's commitment to a plan to sell this location; and
o the United States (North America) - a significant change in the ability to utilize certain assets.

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $7.0 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively.

         For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.6 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. These assets have no remaining carrying amount as of December 31, 2004. Discrete financial information is not available for these assets that are held for disposal.

         The Company has determined that there was no goodwill impairment for the years ended December 31, 2004, 2003 and 2002.


7. Intangible Assets

         The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization as of December 31, 2004 were as follows:

                             Gross
                            Carrying   Accumulated              Amortization
                             Amount    Amortization    Net      period (years)
                             ------    ------------    ---      --------------
                                  (In thousands)
Patented Technology          $22,415    $   (597)    $21,818   9 to 13.5 years
Customer Relationships        34,303        (725)     33,578  3.75 to 20 years
Licensing Agreement           28,000        (637)     27,363      11 years
Non-Compete Agreement          1,539        (108)      1,431    1 to 5 years
                             -------    --------     -------

Total                        $86,257    $ (2,067)    $84,190
                             =======    ========     =======

          Amortization expense for the year ended December 31, 2004 was $2.1 million . Estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

       2005              $6,713
       2006               6,707
       2007               6,681
       2008               6,602
       2009               6,527

8. Goodwill

         The changes in the carrying amount of goodwill were as follows:

                                      North                 South
                                     America    Europe     America
                                     Segment    Segment    Segment     Total
                                     -------    -------    -------     -----
                                                (In thousands)
Balance at January 1, 2003           $  3,515    $ 1,333    $  718   $  5,566
Goodwill acquired during the year          --     11,797        --     11,797
Foreign currency translation
 adjustments                               --        (64)     ( 11)       (75)
                                     --------    -------    ------   --------

Balance at December 31, 2003            3,515     13,066       707     17,288
Goodwill acquired during the year     329,659*     4,450        --    334,109
Foreign currency translation and
 other adjustments                                  (600)      (13)      (613)
                                     --------    -------    ------   --------
Balance at December 31, 2004         $333,174    $16,916    $  694   $350,784
                                     ========    =======    ======   ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


         *$329,659 of goodwill associated with the acquisition of O-I Plastic is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it is not practicable to complete this allocation until the final determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed has been made.


9. Accrued Expenses

         Accrued expenses consisted of the following:

                                                         December 31,
                                                         ------------
                                                      2004         2003
                                                      ----         ----
                                                        (In thousands)

Accrued employee compensation and benefits           $ 51,545     $ 23,591
Accrued interest                                       19,015       21,257
Minority interest purchase                                 --       13,324
Other                                                  83,853       41,750
                                                     --------     --------
                                                     $154,413     $ 99,922
                                                     ========     ========

         For the years ended December 31, 2003 and 2002, the Company incurred costs of employee termination benefits in France of $5.1 million and $9.0 million, respectively, which included the legal liability of severing 149 employees. The Company terminated 25 of these employees as of December 31, 2002. The remaining 124 employees were terminated during the year ended December 31, 2003. The majority of the cash payments for these termination benefits have been made as of December 31, 2004. For the year ended December 31, 2003, the Company incurred costs of employee termination benefits in North America of $2.1 million, which included the legal liability of severing 39 employees, all of which were terminated as of December 31, 2003. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. The disposal activities initiated in 2003 and 2004 were accounted for in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." For the year ended December 31, 2004, the Company incurred costs of employee termination benefits in the United States, as a result of redundancy in corporate staff related to the acquisition of O-I Plastic, of $1.1 million, which included the legal liability of severing 53 employees, 45 of which were terminated as of December 31, 2004. In accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs were treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. Substantially all of the cash payments for these termination benefits have been made as of December 31, 2004. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, in accordance with EITF 95-3. This liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 3 for a discussion of this acquisition). No employees of the plants scheduled to be closed have been terminated as of December 31, 2004. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2005.

         The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                  2003           2004
                                    France        North         United         United
                                  Reduction      America        States         States
                                   in Force     Reduction      Reduction        Plant
                                    Force       in Force       in Force       Closures       Total
                                    -----       --------       --------       --------       -----
Reserves at December 31, 2002      $ 9,015       $    --        $   --         $    --     $  9,015
Increase in reserves                 5,076         2,068            --              --        7,144
Cash payments                      (13,296)         (630)           --              --      (13,926)
                                   -------       -------        ------         -------     --------
Reserves at December 31, 2003          795         1,438            --              --        2,233
Increase in reserves                   262            16         1,133           3,294        4,705
Cash payments                         (426)         (677)       (1,056)             --       (2,159)
                                   -------       -------        ------         -------     --------
Reserves at December 31, 2004      $   631       $   777        $   77         $ 3,294     $  4,779
                                   =======       =======        ======         =======     ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


10. Debt Arrangements

         Long-term debt consisted of the following:

                                                  December 31,
                                                  ------------
                                             2004             2003
                                             ----             ----
                                               (In thousands)
Term loans                                $1,800,000        $  568,000
Revolving loan                                19,000            14,500
Revolving credit facilities                    7,707             5,739
Senior Notes                                 250,000                --
Senior Subordinated Notes (New)              375,000                --
Senior Subordinated Notes (Old)                   --           325,000
Senior Discount Notes                             --           169,000
Capital leases                                11,208            13,052
Other                                          2,290             2,158
                                          ----------        ----------
                                           2,465,205         1,097,449
Less amounts classified as current            25,654            12,157
                                          ----------        ----------
                                          $2,439,551        $1,085,292
                                          ==========        ==========

         The majority of the Company's prior credit facilities were refinanced on October 7, 2004 in connection with the acquisition of O-I Plastic (the "Transactions"). The Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new credit agreement (the "Credit Agreement") and second-lien credit agreement (the "Second-Lien Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements"). The Credit Agreements consist of a term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million and a second-lien term loan with an initial term loan commitment of $350.0 million (the "Term Loans" or "Term Loan Facilities") and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan B is payable in quarterly installments and requires payments of $14.5 million in 2005, $14.5 million in 2006, $14.5 million in 2007, $14.5 million in 2008, $14.5 million in 2009, $14.5 million in 2010 and $1,363.0 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on February 14, 2008. Availability under the Company's Revolving Credit Facility as of December 31, 2004 was $221.9 million (as reduced by $9.1 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the "Alternate Base Rate" ("ABR") (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.25% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest under the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the "Eurodollar Rate" plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2004 the Company was only subject to a capital expenditure limitation covenant, and was in compliance with this covenant.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

         The Transactions also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively "the Notes"). The Notes are unconditionally guaranteed by Holdings and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

         During 2003, the Operating Company entered into four interest rate swap agreements that effectively fix the interest rate on $400.0 million of variable rate debt under the Company's prior credit agreement, on $300.0 million through March 24, 2006 at a weighted average rate of 2.54% and on $100.0 million through September 11, 2006 at 2.80%.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


         During 2004, the Operating Company entered into four forward starting interest rate swap agreements that effectively fix the interest rate on $700.0 million of the Term Loans at a weighted average rate of 3.89%. These swaps go into effect at various points in 2006 and expire in December 2007 ($500.0 million) and January 2008 ($200.0 million). In addition, the Operating Company in 2004 entered into a $200.0 million interest rate cap that expires in January 2006.

         The Credit Agreements and Notes contain a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. In addition, under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005.

         Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and

o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person's death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

          The Company's weighted average effective interest rate on the outstanding borrowings under the Term Loans and Revolving Credit Loans was 5.28% and 5.18% at December 31, 2004 and 2003, respectively, excluding the effect of interest rate swaps.

         The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, Brazilian Real, Turkish Lira and Polish Zloty, with aggregate available borrowings at December 31, 2004 equivalent to $10.8 million. The Company's average effective interest rate on borrowings of $7.7 million on these credit facilities at December 31, 2004 was 13.1%. The Company's average effective interest rate on borrowings of $5.7 million on these credit facilities at December 31, 2003 was 7.6%.

         Interest paid during 2004, 2003 and 2002, net of amounts capitalized of $1.8 million, $1.6 million and $1.5 million, respectively, and inclusive of tender and call premiums on debt retired during 2004 of $15.2 million, totaled $115.4 million, $74.5 million and $62.0 million, respectively.

         The annual debt service requirements of the Company for the succeeding five years are as follows: 2005--$25.7 million; 2006--$17.1 million; 2007--$21.0 million; 2008--$14.9 million; and 2009--$14.8 million.


11. Fair Value of Financial Instruments and Derivatives

         The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

         The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

         The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes $250.0 million of Senior Notes and $375.0 of Senior Subordinated Notes and totaled approximately $637.3 million and $433.4 million at December 31, 2004 and 2003, respectively. The fair value of this long-term debt, including the current portion, was approximately $678.2 million and $442.7 million at December 31, 2004 and 2003, respectively.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


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

          Interest rate swap agreements are used to hedge exposure to interest rates associated with the Company's Credit Agreements. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2004, the assets associated with interest rate swaps are recorded on the balance sheet in prepared expenses and other current assets and other non-current assets at fair value. In 2003, the liabilities associated with interest rate swaps are recorded on the balance sheet in accrued expenses and other non-current liabilities at fair value. The hedges are highly effective as the defined in SFAS 133, with the effective portion of the cash flow hedges recorded in OCI.

         The following table presents information for all interest rate swaps and caps. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company's exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

                                                 December 31,
                                                 ------------
                                           2004               2003
                                           ----               ----
                                                (In thousands)
Swaps:
Notional amount                          $1,100,000         $400,000
Fair value - asset (liability)                3,385           (2,428)

Caps:
Notional amount                             200,000               --
Fair value - asset                               17               --

         Derivatives are an important component of the Company's interest rate management program, leading to acceptable levels of variable interest rate risk. Due to declining interest rates in 2004, 2003 and 2002, the effect of derivatives was to increase interest expense by $4.6 million, $10.2 million and $12.5 million for 2004, 2003 and 2002, respectively, compared to an entirely unhedged variable rate debt portfolio.

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

         Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. At December 31, 2004 the Company had forward foreign currency exchange contracts to purchase (euro)1.6 million with a fair value of $2.1 million. There were no currency forward contracts outstanding at December 31, 2003.

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

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


12. Lease Commitments

         The Company was a party to various leases involving real property and equipment during 2004, 2003 and 2002. Total rent expense for operating leases amounted to $32.4 million in 2004, $23.8 million in 2003 and $22.9 million in 2002. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2004 are as follows: 2005--$26.0 million; 2006--$20.3 million; 2007--$18.4 million; 2008--$16.5 million; 2009--$11.5 million; and thereafter--$35.8 million. Minimum future lease obligations on capital leases in effect at December 31, 2004 are as follows: 2005--$2.4 million; 2006--$2.2 million; 2007--$6.0 million; 2008--$0.1 million; 2009--$0.2 million; and thereafter--$0.3 million. The gross amount of assets under capital leases was $20.7 million and $20.8 million as of December 31, 2004 and 2003, respectively.


13. Transactions with Affiliates

         Transactions with entities affiliated through common ownership included the following:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                  2004         2003         2002
                                                                  ----         ----         ----
                                                                          (In thousands)
Equipment and related services purchased from affiliates          $13,610       $9,325      $20,220

Goods and related services purchased from affiliates              $ 1,655       $2,586      $ 5,380

Management services provided by affiliates, including
  management, legal, tax, accounting, insurance, treasury
  and employee benefits administration services                   $ 2,912       $2,070      $ 2,250

Advisory services related to the Transactions                     $24,250       $   --      $    --

Services provided and sales to affiliates, including
  administrative services, engineering services and raw
  materials                                                       $     2       $   --      $   759

Interest income on notes receivable from owners                   $   171       $  156      $   150


         Account balances with affiliates included the following:

                                                         As of December 31,
                                                         ------------------
                                                         2004         2003
                                                         ----         ----
                                                           (In thousands)
Accounts receivable                                     $ 1,306     $  1,482
Accounts payable                                        $ 2,727     $  1,747
Notes and interest receivable for ownership interests   $ 2,920     $  2,749


14. Pension Plans

         Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans.

         The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company's policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over a period of ten years.

         Using the most recent actuarial valuations the following table sets forth the change in the Company's benefit obligation and pension plan assets at market value for the years ended December 31, 2004 and 2003:

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004




                                                                        2004          2003
                                                                        ----          ----
                                                                          (In thousands)
Change in benefit obligations:
------------------------------
Benefit obligation at beginning of year                              $ (53,084)    $ (52,200)
Service cost                                                            (4,127)       (3,095)
Interest cost                                                           (3,338)       (3,453)
Benefits paid                                                              959         3,752
Employee contribution                                                      (17)           --
Change in benefit payments due to experience                               (58)         (250)
Effect of exchange rate changes                                         (1,056)         (904)
Divestitures                                                                --           560
Acquisitions                                                            (8,988)           --
Settlements                                                                 --         7,677
Increase in benefit obligation due to change in discount rate           (2,641)       (4,445)
Increase in benefit obligation due to plan experience                     (694)         (581)
Increase in benefit obligation due to plan change                         (596)         (145)
                                                                     ---------     ---------
Benefit obligation at end of year                                    $ (73,640)    $ (53,084)
                                                                     ==========    =========

Change in plan assets:
----------------------
Plan assets at market value at beginning of year                    $   34,060    $   34,951
Actual return on plan assets                                             3,135         5,296
Acquisition                                                              5,205            --
Foreign currency exchange rate changes                                     684           712
Employer contribution                                                    3,621         4,819
Employee contribution                                                       17            --
Settlements                                                                 --        (7,975)
Benefits paid                                                             (948)       (3,743)
                                                                     ---------     ---------
Plan assets at market value at end of year                           $  45,774     $  34,060
                                                                     =========     =========

Funded status                                                          (27,866)    $ (19,024)
Unrecognized net actuarial loss                                         16,626        13,591
Unrecognized prior service cost                                          3,352         3,129
                                                                    ----------     ---------
Net amount recognized                                                $  (7,888)    $  (2,304)
                                                                     =========     =========

Amounts recognized in the statement of financial position consist of:
---------------------------------------------------------------------
Accrued benefit liability                                            $ (15,515)     $ (8,716)
Intangible asset                                                         3,352         3,129
Accumulated other comprehensive income                                   4,275         3,283
                                                                     ---------     ---------
Net amount recognized                                                $  (7,888)    $  (2,304)
                                                                     =========     =========



         The accumulated benefit obligation of all defined benefit pension plans was $60.5 million and $42.6 million at December 31, 2004 and 2003, respectively.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


         The Company's net pension cost for its defined benefit pension plans includes the following components:

                                                 Year Ended December 31,
                                                 -----------------------
                                              2004        2003        2002
                                              ----        ----        ----
                                                   (In thousands)
Service cost                               $ 4,127       $ 3,095     $ 2,786
Interest cost                                3,338         3,453       3,023
Net investment return on plan assets        (3,245)       (5,309)      1,574
Curtailment loss (gain)                        106            --         (66)
Net amortization and deferral                  838         3,621      (3,930)
Settlement loss                                 --           420         320
                                           -------       -------     -------
Net periodic pension costs                 $ 5,164       $ 5,280     $ 3,707
                                           =======       =======     =======


                                                                       Actuarial Assumptions
                                                                       ---------------------
                                                                              United
                                                       U.S.       Canada      Kingdom      Germany      Mexico
                                                       ----       ------      -------      -------      ------
Discount rate  - 2004                                 6.00%       6.00%        5.40%        4.50%       8.68%
               - 2003                                 6.25%       6.00%         N/A         5.50%        N/A
               - 2002                                 6.75%       6.50%        5.50%        5.25%        N/A

Long-term rate of return on plan assets - 2004        8.75%       8.00%        6.60%         N/A         N/A
                                        - 2003        8.75%       8.00%         N/A          N/A         N/A
                                        - 2002        9.00%       8.00%        4.50%         N/A         N/A

Weighted average rate of increase for future
  compensation levels  - 2004                         4.50%       4.00%        3.50%        1.50%       5.55%
                       - 2003                         4.50%       5.00%         N/A         1.50%        N/A
                       - 2002                         4.50%       5.00%         N/A         2.00%        N/A


         Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.25% at December 31, 2003 to 6.00% at December 31, 2004. The expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company's actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2004, the Company's asset allocation was 66% with equity managers, 32% with fixed income managers and 2% other. At December 31, 2003, the Company's asset allocation was 65% with equity managers, 32% with fixed income managers and 3% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology the Company's expected long-term rate of return assumption is 8.75% in 2004 and 2005. Asset allocations for the Company's non-U.S. plans are substantially similar to the U.S. plan.

         In accordance with the provisions of SFAS 87, the Company has recognized an additional minimum pension liability at December 31, 2004 of $7.7 million ($6.4 million at December 31, 2003) for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost.

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         The Company made cash contributions to its pension plans in 2004 of $3.6 million and paid benefit payments of $0.9 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2005 of $4.5 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                         Pension Benefits
                         ----------------
                          (In thousands)
2005                        $  1,135
2006                           1,261
2007                           1,499
2008                           1,883
2009                           2,253
Years 2010 - 2014             17,858

         The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the defined contribution plan for 2004, 2003 and 2002 were $2.1 million, $1.7 million and $1.2 million, respectively.


15. Partners' Capital

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

         As contemplated by the Recapitalization Agreement, Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham Packaging Corporation ("Graham GP Corp"), Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the "Holdings Partnership Agreement"). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. and Investor LP.

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

         If either Graham GP Corp. and/or GPC Holdings, L.P. (individually "Continuing Graham Partner" and collectively the "Continuing Graham Partners") wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Partners shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

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


16. Option Plans

         Pursuant to the Recapitalization Agreement, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the "1998 Option Plan"). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the "2004 Option Plan" and, together with the 1998 Option Plan, the "Option Plans").

         The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan shall not exceed 631.0 Units and the aggregate number of Units with respect to which Options may be granted under the 2004 Option Plan shall not exceed 650.0 Units, representing a total of up to 8.7% of the equity of Holdings.

         The exercise price per Unit shall be at or above the fair market value of a Unit on the date of grant. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

         A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. Relative to the 1998 Option Plan, during 2004, 2.7 Option Units were forfeited and no Option Units were granted. During 2003, 3.6 Option Units were forfeited and Options to purchase 98.4 Units were granted. During 2002, no Option Units were forfeited and Options to purchase 49.9 Units were granted. Relative to the 2004 Option Plan, no Option Units were forfeited and Options to purchase 616.5 Units were granted. As of December 31, 2004, 1,239.6 Option Units were outstanding.

         A summary of the changes in the Option Units outstanding under the Option Plans as of December 31, 2004, 2003 and 2002 is as follows:

                        GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                                            2004                     2003                   2002
                                            ----                     ----                   ----
                                   Units       Weighted        Units     Weighted      Units     Weighted
                                   Under        Average        Under      Average      Under      Average
                                   Option     Exercise Price   Option   Exercise Price Option   Exercise Price
                                   ------     --------------   ------   -------------- ------   --------------
Outstanding at beginning of year     625.8        $26,527      531.0      $25,977      481.1       $25,789
Granted                              616.5         51,579       98.4       29,606       49.9        27,792
Exercised                              0.0             --        0.0           --        0.0            --
Forfeited                             (2.7)        29,606       (3.6)      29,606        0.0        25,789
                                   -------                     -----                    ----
Outstanding at end of year         1,239.6         38,980      625.8       26,527      531.0        25,977
                                   =======                     =====                   =====

Exercisable at end of year           467.1         26,092      414.6       25,869      341.9        25,789


         The following table summarizes information relating to Option Units outstanding under the Option Plans at December 31, 2004:




                                        Options Outstanding                        Options Exercisable
                          Options            Weighted           Weighted      Options          Weighted
                       Outstanding            Average            Average     Exercisable       Average
     Exercise               at               Remaining          Exercise        at             Exercise
      Prices             12/31/04         Contractual Life        Price       12/31/04          Price
      ------             --------         ----------------        -----       --------          -----
$25,789 to $29,606            623.1             4.6              $26,514       467.1           $26,092
      $51,579                 616.5             9.9              $51,579          --                --
                            -------
                            1,239.6
                            =======



17. Other (Income) Expense, Net

         Other (income) expense, net consisted of the following:

                                         Year Ended December 31,
                                         -----------------------
                                    2004            2003           2002
                                    ----            ----           ----
                                            (In thousands)
Foreign exchange (gain) loss       $(1,260)        $ (336)          $ 265
Other                                  174             11             (86)
                                   -------         ------           ------
                                   $(1,086)        $ (325)          $ 179
                                   =======         ======           =====


18. Income Taxes

The provision for income taxes consisted of:

                                              Year Ended December 31,
                                              -----------------------
                                         2004          2003          2002
                                         ----          ----          ----
                                                  (In thousands)
Current provision:
  Federal                               $    --       $     --       $    --
  State and local                            --             --            --
  Foreign                                 6,889          5,258         2,632
                                        -------       --------       -------
Total current provision                 $ 6,889        $ 5,258       $ 2,632
                                        -------        -------       -------

Deferred provision:
  Federal                               $(7,176)      $     --       $    --
  State and local                        (1,421)            --            --
  Foreign                                  (440)         1,551         1,370
                                        -------       --------       -------
Total deferred (benefit) provision      $(9,037)       $ 1,551       $ 1,370
                                        -------        -------       -------

Total (benefit) provision               $(2,148)       $ 6,809       $ 4,002
                                        =======        =======       =======

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:


                                                                                           December 31,
                                                                                           ------------
                                                                                       2004             2003
                                                                                       ----             ----
                                                                                          (In thousands)
Deferred income tax assets:
  Net operating loss carryforwards                                                   $100,320         $ 60,820
  Fixed assets, principally due to differences in depreciation and assigned             1,462            1,492
  values
  Accrued retirement indemnities                                                        1,153              955
  Inventories                                                                           2,015               19
  Accruals and reserves                                                                16,947              877
  Capital leases                                                                          444              495
  Other items                                                                              24              178
                                                                                     --------         --------
Gross deferred tax assets                                                             122,365           64,836
Valuation allowance                                                                   (44,734)         (53,287)
                                                                                     --------         --------
Net deferred income tax assets                                                         77,631           11,549
                                                                                     --------         --------

Deferred income tax liabilities:
   Fixed assets, principally due to differences in depreciation and assigned          119,246           14,817
   values
   Inventories                                                                          5,511               --
   Amortizable intangibles                                                             31,637               79
   Other items                                                                          1,828              430
                                                                                     --------         --------

Gross deferred income tax liabilities                                                 158,222           15,326
                                                                                     --------         --------

Net deferred income tax liabilities                                                  $ 80,591         $  3,777
                                                                                     ========         ========


         Current deferred income tax liabilities of $0.4 million in 2004 and $0.1 million in 2003 are included in accrued expenses. Non-current deferred tax assets of $1.2 million in 2004 and $0.0 million in 2003 are included in other non-current assets.

         The valuation allowance reduces the Company's deferred income tax assets to an amount that Management believes is more likely than not to be realized.

         Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $177.5 million at December 31, 2004 and $208.5 million at December 31, 2003.

         The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

                                                               Year Ended December 31,
                                                               -----------------------
                                                             2004        2003        2002
                                                             ----        ----        ----
                                                                    (In thousands)
Taxes at U.S. federal statutory rate                       $(14,467)    $  6,074  $    4,647
Partnership (income) loss not subject to federal income      13,413       (2,632)    (10,246)
taxes
State income tax net of federal benefit                        (897)          --          --
Foreign loss without current tax benefit                      1,853        5,463      10,037
Change in valuation allowance                                (1,772)      (2,174)       (227)
Other                                                          (278)          78        (209)
                                                           ---------    --------  ----------
                                                           $  (2,148)   $  6,809  $    4,002
                                                           =========    ========  ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


         As of December 31, 2004, the Company's domestic subsidiaries have net operating loss carryforwards of approximately $118.7 million. These net operating loss carryforwards are available to offset future taxable income and expire principally in the years 2019 through 2024. The Company's international operating subsidiaries have, in the aggregate, approximately $155.4 million of tax loss carryforwards available as of December 31, 2004. These losses are available to reduce the originating subsidiary's future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company's French subsidiaries ($143.6 million) and UK subsidiaries ($2.4 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2006 through 2014. The Company's international subsidiaries also have approximately $9.1 million of capital loss carryforwards which are available only to offset capital gains. If unused, all but $0.4 million of these losses (which have no expiration date) will expire in 2011.

         As of December 31, 2004, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $82.5 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

         The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2004, Management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act. Neither the amount of repatriation nor the related income tax effects from such repatriation can be reasonably estimated at this time. The income tax effect is dependent upon a number of factors, which are being analyzed, including, among others, the cost of financing, the need to deploy cash elsewhere and the issuance of additional guidance from the U.S. Treasury Department. The Company will continue to analyze the effect of this provision and expects to complete this analysis before the end of 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

         Cash income tax payments of $6.8 million, $3.4 million and $2.5 million were made for income tax liabilities in 2004, 2003 and 2002 respectively.


19. Commitments

         In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $84.6 million at December 31, 2004, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See Note 20.


20. Contingencies and Legal Proceedings

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

         On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The minimum purchase commitment for 2004 has been met.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

         Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales, Services and License Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company's use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.


21. Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company's measure of profit or loss is operating income (loss). Segment information for the three years ended December 31, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                                                         North                     South
                                               Year     America       Europe      America    Eliminations     Total
                                               ----     -------       ------      -------    -------------    -----
                                                          (a)         (a)(b)        (a)           (c)          (a)
                                                                          (In thousands)
Net sales (d)(e)                               2004    $1,136,508    $173,428      $43,529         $(510)   $1,352,955
                                               2003       809,638     143,905       25,486          (293)      978,736
                                               2002       744,967     138,498       23,240                     906,705

Operating income (loss)                        2004      $ 83,441     $11,179       $3,459                    $ 98,079
                                               2003       104,892       7,623        1,101                     113,616
                                               2002       109,363     (16,159)       2,036                      95,240

Depreciation and amortization (f)              2004      $125,240     $14,709       $2,069                    $142,018
                                               2003        75,703       6,141        1,611                      83,455
                                               2002        67,407      11,357        1,648                      80,412

Impairment charges                             2004        $5,340      $1,656           --                      $6,996
                                               2003         2,145         364           --                       2,509
                                               2002         1,088       4,041           --                       5,129

Interest expense (income), net (f)             2004      $136,768      $2,897         $835                    $140,500
                                               2003        93,838       2,651           97                      96,586
                                               2002        80,389       1,439          (44)                     81,784

Income tax (benefit) provision                 2004       $(6,972)     $3,796       $1,028                     $(2,148)
                                               2003         1,500       4,801          508                       6,809
                                               2002           631       2,529          842                       4,002

Identifiable assets (d)(e)(g)                  2004    $2,597,442    $300,161      $46,877     $(392,863)   $2,551,617
                                               2003       961,287     195,427       29,211      (309,831)      876,094
                                               2002       910,731     153,834       18,463      (284,717)      798,311

Goodwill (g)                                   2004      $333,174     $16,916         $694                    $350,784
                                               2003         3,515      13,066          707                      17,288
                                               2002         3,515       1,333          718                       5,566

Net capital expenditures, excluding            2004      $116,295     $31,335       $4,280           $13      $151,923
acquisitions
                                               2003        76,578       7,941        7,328           (21)       91,826
                                               2002        83,913       7,137        1,417           (30)       92,437

(a)  On October 7, 2004, the Company acquired O-I Plastic.

(b) On March 28, 2002, the Company completed the sale of certain assets and liabilities of its Italian operations. During the 2nd quarter of 2002, the Company closed its plant in the United Kingdom. On July 31, 2002, the Company disposed of its operation in Blyes, France. On March 31, 2003, the Company completed the sale of certain assets and liabilities of its German operations. During the 2nd quarter of 2003, the Company closed its plant in Noeux les Mines, France.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004

(c) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

(d) The Company's net sales for Europe include sales in France which totaled approximately $74.5 million, $75.1 million and $74.8 million for 2004, 2003 and 2002, respectively. Identifiable assets in France totaled approximately $132.9 million, $99.1 million and $93.6 million as of December 31, 2004, 2003 and 2002, respectively.

(e) The Company's net sales for North America include sales in Mexico which totaled approximately $52.1 million, $22.2 million and $8.4 million for 2004, 2003 and 2002, respectively. Identifiable assets in Mexico totaled approximately $96.7 million, $34.2 million and $28.8 million as of December 31, 2004, 2003 and 2002, respectively. Approximately all of the North America reportable segment remaining net sales and identifiable assets are in the United States.

(f)  Includes amortization of debt issuance fees.

(g) Intangible assets and goodwill associated with the acquisition of O-I Plastic are included in the North America reportable segment at December 31, 2004 as it is not practicable to allocate these assets among the reportable segments until the final determination of the purchase price and related allocation to the fair value of assets acquired and liabilities assumed has been made.

Product Net Sales Information

         The following is supplemental information on net sales by product category:

            Food and                Automotive        Personal
            Beverage    Household    Lubricants   Care/Specialty      Total
            --------    ---------    ----------   --------------      -----
                                                        (1)
                                    (In thousands)
    2004    $769,921     $273,929     $240,587         $68,518     $1,352,955
    2003     572,969      191,648      214,119              --        978,736
    2002     515,375      185,975      205,355              --        906,705

(1) Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household category.


22.      Condensed Guarantor Data

         On October 7, 2004 the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8 1/2% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9-7/8% Senior Subordinated Notes due 2014. The notes were issued under Indentures issued on October 7, 2004. Holdings and domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

         The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company and guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                 (In thousands)

                                                           Graham
                                             Graham       Packaging
                                             Packaging     Company,                      GPC
                                             Holdings      L.P. and         Non-       Capital
                                              Company      Guarantors    Guarantors    Corp. I   Eliminations   Consolidated
                                              -------      ----------    ----------    -------   ------------   ------------
                                                              (1)           (2)
ASSETS
Current assets:
   Cash and cash equivalents............. $         --     $     1,080   $    21,051  $    --     $       --      $   22,131
   Accounts receivable, net..............           --         173,758        72,760       --             --         246,518
   Inventories...........................           --         198,033        37,061       --             --         235,094
   Deferred income taxes.................           --          56,709           791       --             --          57,500
   Prepaid expenses and other current
   assets................................           --          19,433        22,827       --             --          42,260
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current assets.....................           --         449,013       154,490       --             --         603,503
Property, plant and equipment, net.......           --       1,142,549       272,444       --             --       1,414,993
Intangible assets........................           --          84,159            31       --             --          84,190
Goodwill.................................           --         343,944         6,840       --             --         350,784
Net intercompany.........................           --         230,467            --       --       (230,467)             --
Investment in subsidiaries...............           --         261,605            --       --       (261,605)             --
Other non-current assets.................           --          95,522         2,625       --             --          98,147
                                          ------------     -----------   -----------  -------     ----------      ----------
Total assets............................. $         --     $ 2,607,259   $   436,430  $    --     $ (492,072)     $2,551,617
                                          ============     ===========   ===========  =======     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses  $         --     $   252,267   $    94,117  $    --     $       --      $  346,384
   Current portion of long-term debt.....           --          18,942         6,712       --             --          25,654
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current liabilities................           --         271,209       100,829       --             --         372,038
Long-term debt...........................           --       2,438,490         1,061       --             --       2,439,551
Deferred income taxes....................           --         131,194         7,645       --             --         138,839
Other non-current liabilities............           --          13,377         8,250       --             --          21,627
Investment in subsidiaries...............      247,011              --            --       --       (247,011)             --
Net intercompany.........................      187,089              --        43,378       --       (230,467)             --
Minority interest........................           --              --        13,662       --             --          13,662
Commitments and contingent liabilities...           --              --            --       --             --              --
Partners' capital (deficit)..............     (434,100)       (247,011)      261,605       --        (14,594)       (434,100)
                                          ------------     -----------   -----------  -------     ----------      ----------
Total liabilities and partners' capital
(deficit)................................ $         --     $ 2,607,259   $   436,430  $    --     $ (492,072)     $2,551,617
                                          ============     ===========   ===========  =======     ==========      ==========



(1) Includes Graham Packaging Company, L.P. and all of its domestic subsidiaries.
(2)  Includes all foreign subsidiaries of Graham Packaging Company, L.P.

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (In thousands)

                                                               Graham
                                                Graham       Packaging
                                                Packaging     Company,                    GPC
                                                Holdings      L.P. and        Non-       Capital
                                                 Company     Guarantors    Guarantors    Corp. I  Eliminations Consolidated
                                                 -------     ----------    ----------    -------  ------------ ------------
                                                                 (1)          (2)
ASSETS
Current assets:
 Cash and cash equivalents............... $         --     $       847   $     6,220  $    --     $       --      $    7,067
 Accounts receivable, net................           --          52,684        43,772       --             --          96,456
 Inventories.............................           --          51,412        15,156       --             --          66,568
 Deferred income taxes...................           --              --           310       --             --             310
 Prepaid expenses and other current
 assets..................................           --           5,435        13,477       --             --          18,912
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current assets.....................           --         110,378        78,935       --             --         189,313
Property, plant and equipment, net.......           --         452,815       170,427       --             --         623,242
Intangible assets........................           --           1,276            25       --             --           1,301
Goodwill.................................           --          15,643         1,645       --             --          17,288
Net intercompany.........................           --          78,232            --       --        (78,232)             --
Investment in subsidiaries...............           --          97,336            --       --        (97,336)             --
Other non-current assets.................        3,082          40,760         1,108       --             --          44,950
                                          ------------     -----------   ------------ -------     ----------      ----------
Total assets............................. $      3,082     $   796,440   $   252,140  $    --     $ (175,568)     $  876,094
                                          ============     ===========   ===========  =======      =========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses. $      8,328     $   106,884   $    55,543  $    --     $       --      $  170,755
   Current portion of long-term debt.....           --           7,637         4,520       --             --          12,157
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current liabilities................        8,328         114,521        60,063       --             --         182,912
Long-term debt...........................      169,000         915,007         1,285       --             --       1,085,292
Deferred income taxes....................           --              --         3,955       --             --           3,955
Other non-current liabilities............           --           8,833         4,242       --             --          13,075
Investment in subsidiaries...............      240,301              --            --       --       (240,301)             --
Net intercompany.........................        6,993              --        71,239       --        (78,232)             --
Minority interest........................           --          (1,620)       14,020       --             --          12,400
Commitments and contingent liabilities...           --              --            --       --             --              --
Partners' capital (deficit)..............     (421,540)       (240,301)       97,336       --        142,965        (421,540)
                                          ------------     -----------   -----------  -------     ----------      ----------
Total liabilities and partners' capital
(deficit)................................ $      3,082     $   796,440   $   252,140  $    --     $ (175,568)     $  876,094
                                          ============     ===========   ===========  -======     ==========      ==========

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (In thousands)


                                                          Graham
                                            Graham      Packaging
                                           Packaging     Company,                  GPC
                                           Holdings      L.P. and       Non-     Capital
                                            Company     Guarantors    Guarantors Corp. I     Eliminations Consolidated
                                            -------     ----------    ---------  -------     ------------  ------------
                                                           (1)           (2)

Net sales...............................   $       --   $ 1,109,002   $  243,953 $       --   $      --   $ 1,352,955
Cost of goods sold......................           --       960,057      200,401         --          --     1,160,458
                                           ----------   -----------   ---------- ----------   ---------   ------------
Gross profit............................           --       148,945       43,552         --          --        192,497
Selling, general, and administrative
expenses................................           --        68,787       18,635         --          --         87,422
Impairment charges......................           --         5,340        1,656         --           --         6,996
                                           ----------   -----------   ---------- ----------   ---------   ------------
Operating income........................           --        74,818       23,261         --          --         98,079
Interest expense, net...................       24,018       112,684        3,798         --          --        140,500
Other (income) expense, net.............           --        (2,258)       1,172         --          --         (1,086)
Equity in loss (earnings) of subsidiaries      16,614       (10,633)          --         --      (5,981)            --
                                           ----------   -----------   ---------- ----------   ---------   ------------
(Loss) income before income taxes and
minority interest.......................      (40,632)      (24,975)      18,291         --       5,981        (41,335)
Income tax (benefit) provision..........           --        (8,361)       6,213         --          --         (2,148)
Minority interest.......................           --            --        1,445         --          --         1,445
                                           ----------   -----------   ---------- ----------   ---------   ------------
Net (loss) income.......................   $  (40,632)  $   (16,614)  $   10,633 $       --   $   5,981   $    (40,632)
                                           ==========   ============  ========== ==========   =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)


                                                          Graham
                                            Graham       Packaging
                                           Packaging      Company,                 GPC
                                            Holdings     L.P. and        Non-     Capital
                                            Company      Guarantors    Guarantors Corp. I   Eliminations  Consolidated
                                            -------      ----------    ---------- -------   ------------  ------------
                                                           (1)           (2)

Net sales...............................   $       --   $   801,045   $  177,691 $       --   $      --   $    978,736
Cost of goods sold......................           --       652,717      143,053         --          --        795,770
                                           ----------   -----------   ---------- ----------   ---------   ------------
Gross profit............................           --       148,328       34,638         --          --        182,966
Selling, general, and administrative
expenses................................           --        49,347       17,494         --          --         66,841
Impairment charges......................           --         2,145          364         --          --          2,509
                                           ----------   -----------   ---------- --------- -------------- ------------
Operating income........................           --        96,836       16,780         --          --        113,616
Interest expense, net...................       18,546        74,898        3,142         --          --         96,586
Other (income) expense, net.............           --        (4,181)       3,856         --          --           (325)
Equity in earnings of subsidiaries......      (28,296)       (2,562)          --         --      30,858             --
                                           ----------   -----------   ---------- ----------   ---------   ------------
Income (loss) before income taxes and
minority interest.......................        9,750        28,681        9,782         --     (30,858)        17,355
Income tax provision....................           --           385        6,424         --          --          6,809
Minority interest.......................           --            --          796         --          --           796
                                           ----------   -----------   ---------- ----------   ---------   ------------
Net income (loss).......................    $   9,750   $    28,296   $    2,562 $       --   $ (30,858)  $      9,750
                                            =========   ===========   ========== ==========   =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004



                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (In thousands)

                                                          Graham
                                             Graham      Packaging
                                           Packaging      Company,                  GPC
                                            Holdings      L.P. and        Non-     Capital
                                            Company      Guarantors    Guarantors  Corp. I  Eliminations  Consolidated
                                            -------      ----------    ----------  -------  ------------  ------------
                                                             (1)           (2)

Net sales...............................   $       --   $   735,457   $  171,248 $       --   $      --   $    906,705
Cost of goods sold......................           --       577,113      165,491         --          --        742,604
                                           ---------    -----------   ---------- ----------   ---------   ------------
Gross profit............................           --       158,344        5,757         --          --        164,101
Selling, general, and administrative
expenses................................           --        49,099       14,633         --          --         63,732
Impairment charges......................           --         1,088        4,041         --          --          5,129
                                           ----------   -----------   ---------- ----------   ---------   ------------
Operating income (loss).................           --       108,157      (12,917)        --          --         95,240
Interest expense, net...................       17,212        62,884        1,688         --          --         81,784
Other (income) expense, net.............           --          (338)         517         --          --            179
Equity in (earnings) loss of subsidiaries     (24,774)       20,818           --         --       3,956             --
                                           ----------   -----------   ---------- ----------   ---------   ------------
Income (loss) before income taxes and
minority interest.......................        7,562        24,793      (15,122)        --      (3,956)        13,277
Income tax provision....................           --            19        3,983         --          --          4,002
Minority interest.......................           --            --        1,713         --          --          1,713
                                           ----------   -----------   ---------- ----------   ---------   ------------
Net income (loss).......................   $    7,562    $  24,774    $  (20,818)$       --   $  (3,956)  $      7,562
                                           ==========   ===========   ========== ==========   =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004



                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (In thousands)

                                                              Graham
                                                Graham      Packaging
                                               Packaging     Company,                     GPC
                                                Holdings     L.P. and         Non-     Capital
                                                Company     Guarantors     Guarantors  Corp. I   Eliminations Consolidated
                                                -------     ----------     ----------  -------   ------------ ------------
                                                               (1)           (2)
Operating activities:
Net cash provided by (used in) operating
  activities...........................         $ 150,833   $   (56,729)   $  13,357   $    --    $      --   $    107,461

Investing activities:
   Net purchases of property, plant and
     equipment.........................                --      (111,625)     (40,298)       --           --       (151,923)
   Acquisitions of/investments in
     businesses, net of cash  acquired.            18,167    (1,287,811)      39,081        --           --     (1,230,563)
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash provided by (used in) investing
  activities...........................            18,167    (1,399,436)      (1,217)       --           --     (1,382,486)

Financing activities:
   Proceeds from issuance of long-term debt            --     2,837,121       35,403        --           --      2,872,524
   Payment of long-term debt...........          (169,000)   (1,302,334)     (34,200)       --           --     (1,505,534)
   Contributions to minority shareholders              --            --         (182)       --           --           (182)
   Debt issuance fees..................                --       (78,389)          --        --           --        (78,389)
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash (used in) provided by financing
  activities...........................          (169,000)    1,456,398        1,021        --           --      1,288,419
Effect of exchange rate changes........                --            --        1,670        --           --          1,670
                                                ---------   -----------    ---------   -------    ---------   ------------
Increase in cash and cash equivalents..                --           233       14,831        --           --         15,064
Cash and cash equivalents at beginning of
  period...............................                --           847        6,220        --           --          7,067
                                                ---------   -----------    ---------   -------    ---------   ------------
Cash and cash equivalents at end of period      $      --   $     1,080    $  21,051   $    --    $      --   $     22,131
                                                =========   ===========    =========   =======    =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004



                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)

                                                              Graham
                                                 Graham      Packaging
                                                Packaging     Company,                   GPC
                                                Holdings      L.P. and        Non-     Capital
                                                Company      Guarantors    Guarantors  Corp. I  Eliminations  Consolidated
                                                -------      ----------    ----------  -------  ------------  ------------
                                                                (1)           (2)
Operating activities:
Net cash (used in) provided by
  operating activities.................         $  (9,084)  $   104,532    $  (9,746)  $    --    $      --   $     85,702

Investing activities:
   Net purchases of property, plant and
     equipment.........................                --       (74,064)     (17,762)       --           --        (91,826)
   Acquisition of/investment in a
     business, net of cash  acquired...             9,084       (34,167)      20,971        --           --         (4,112)
   Net (expenditures for) proceeds from
   sale of business....................                --          (76)           95        --           --             19
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash provided by (used in)
  investing activities.................             9,084      (108,307)       3,304        --           --        (95,919)

Financing activities:
   Proceeds from issuance of long-term
     debt..............................                --     1,064,501        6,663        --           --      1,071,164
   Payment of long-term debt...........                --    (1,040,960)      (4,220)       --           --     (1,045,180)
   Contributions from minority
     shareholders......................                --            --        2,931        --           --          2,931
   Debt issuance fees..................                --      (20,700)           --        --           --        (20,700)
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash provided by financing
  activities...........................                --         2,841        5,374        --           --          8,215

Effect of exchange rate changes........                --            --        1,770        --           --          1,770
                                                ---------   -----------    ---------   -------    ---------   ------------
(Decrease) increase in cash and cash
equivalents............................                --          (934)         702        --           --           (232)
Cash and cash equivalents at beginning
  of period............................                --         1,781        5,518        --           --          7,299
                                                ---------   -----------    ---------   -------    ---------   ------------
Cash and cash equivalents at end of
  period...............................         $      --   $       847    $   6,220   $    --   $       --   $      7,067
                                                =========   ===========    =========   =======    =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004



                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (In thousands)


                                                              Graham
                                                 Graham      Packaging
                                                Packaging     Company,                   GPC
                                                 Holdings     L.P. and        Non-     Capital
                                                 Company     Guarantors     Guarantors Corp. I   Eliminations Consolidated
                                                 -------     ----------     ---------- -------   ------------ ------------
                                                                 (1)          (2)

Operating activities:
Net cash provided by operating activities       $      --   $    83,541    $   8,828   $    --    $      --   $     92,369

Investing activities:
   Net purchases of property, plant and
     equipment.........................                --       (70,156)     (22,281)       --           --        (92,437)
   Acquisition of/investment in a
     business, net of cash  acquired...                --       (21,428)      21,428        --           --             --
   Net expenditures for sale of business..             --            --       (4,193)       --           --         (4,193)
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash used in investing activities..                --       (91,584)      (5,046)       --           --        (96,630)

Financing activities:
   Proceeds from issuance of long-term
     debt..............................                --       278,575      217,652        --           --        496,227
   Payment of long-term debt...........                --      (272,484)    (222,396)       --           --       (494,880)
                                                ---------   -----------    ---------   -------    ---------   ------------
Net cash provided by (used in) financing
  activities...........................                --         6,091       (4,744)       --           --          1,347

Effect of exchange rate changes........                --           --         1,181        --           --          1,181
                                                ---------   -----------    ---------   -------    ---------   ------------
(Decrease) increase in cash and cash
  equivalents..........................                --        (1,952)         219        --           --         (1,733)
Cash and cash equivalents at beginning
  of period............................                --         3,733        5,299        --           --          9,032
                                                ---------   -----------    ---------   -------    ---------   ------------
Cash and cash equivalents at end of             $      --   $     1,781    $   5,518   $    --    $      --   $      7,299
  period...............................         =========   ===========    =========   =======    =========   ============

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


23. Subsequent Events

          On March 24, 2005, the Company acquired certain operations located in Belgium, Brazil, Turkey and the United States from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA, and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. for approximately 24 million Euro. All four are on-site operations that make HDPE bottle for nutritional beverages and value-added dairy beverages.

         In March 2005 the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company will terminate the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquire all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. and the operating companies thereunder. Absent issues related to the conditions of the closing, the Company expects closing to occur no later than June 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial DisclosureItem 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


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

     At this time, the Company is not required to issue an internal control report, or receive an attestation to its internal control report from its independent, external auditors. Beginning with the Company's December 31, 2006 Form 10-K, the Company will be subject to this requirement.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect Holdings' disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Holdings' internal controls. As a result, no corrective actions were required or undertaken.


Item 9B. Other Information

         Not applicable.

                                PART III

Item 10. Advisory Committee Members, Directors and Executive Officers of the RegistrantItem 10. Advisory Committee Members, Directors and Executive Officers of the Registrant

          The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and Holdings and their respective ages as of March 29, 2005 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. For a description of the Advisory Committee, see "The Partnership Agreements--Holdings Partnership Agreement."


Name                    Age             Position
----                    ---             --------
Philip R. Yates          57    Chief Executive Officer and Chairman of the Advisory Committee of Holdings
Roger M. Prevot          46    President and Chief Operating Officer
John E. Hamilton         46    Chief Financial Officer of the Operating Company; Chief Financial Officer, Assistant
                               Treasurer and Assistant Secretary of Holdings
Ashok Sudan              51    Executive Vice President and General Manager, Global Food and Beverage
G. Robinson Beeson       56    Senior Vice President and General Manager, North America Automotive and South America
Jay W. Hereford          54    Vice President, Finance and Information Technology of the Operating Company;
                               Assistant Treasurer and Assistant Secretary of Holdings
Peter T. Lennox          42    Vice President and General Manager, Household
David L. Andrulonis      47    Vice President and General Manager, Personal Care/Specialty
Howard A. Lipson         41    Member of the Advisory Committee of Holdings; President, Treasurer and Assistant
                               Secretary of Holdings
Stephen Ko               31    Member of the Advisory Committee of Holdings; Vice President, Assistant Secretary and
                               Assistant Treasurer of Holdings
Charles E. Kiernan       59    Member of the Advisory Committee of Holdings
Gary G. Michael          64    Member of the Advisory Committee of Holdings



          Philip R. Yates has served as Chief Executive Officer and Chairman of the Advisory Committee of Holdings since July 2002. From February 2000 until July 2002, Mr. Yates served as Chief Executive Officer. From February 1998 until February 2000, Mr. Yates served as the Chief Executive Officer and President. Prior to February 1998, Mr. Yates served as President and Chief Operating Officer.

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

         Ashok Sudan has served as Executive Vice President since November, 2004. Prior to that Mr. Sudan served as Senior Vice President and General Manager, Global Food and Beverage; Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins; or Vice President and General Manager, Europe since September 2000. Prior to September 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET; a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing.

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

         Peter T. Lennox has served as Vice President and General Manager of the Household business since February 2005. Prior to that he has served as Vice President and General Manager for the Personal Care /Specialty Business, Vice President and Business Manager for Food and Beverage PET business, and Vice President and General Manager in the Company's European Business. Prior to September 2000, Mr. Lennox served as Vice President of Sales, Marketing and Business Development, Food and Beverage, at the Kerr Group.

         David L. Andrulonis has served as Vice President and General Manager of the Personal Care/Specialty business since February 2005. From 1979 to 2004, Mr. Andrulonis served in various sales and marketing roles at the Plastic Container and Closure business of Owens-Illinois, Inc., most recently as Vice President, Plastic Containers.

         Howard A. Lipson is a Senior Managing Director of Blackstone, which he joined in 1988. Mr. Lipson has served as a Member of the Advisory Committee of Holdings since 1998. Mr. Lipson currently serves as Director of Allied Waste Industries, Universal Orlando and Columbia House Holdings Inc.

          Stephen Ko has been a Member of the Advisory Committee of Holdings, Vice President, Assistant Secretary and Assistant Treasurer of Holdings since September 2004. Mr. Ko is an Associate in the Private Equity Group of Blackstone, which he joined in 2002. Prior to joining Blackstone, Mr. Ko was an Associate at Clayton, Dubilier & Rice, Inc., and previously worked in the Investment Banking Division of Goldman, Sachs & Co.

         Charles E. Kiernan has been a Member of the Advisory Committee of Holdings since July 2002. Mr. Kiernan was the Executive Vice President and a Member of the Executive Council for Aramark Corporation from 1998 to 2000, where he served as President of the Food and Support Services unit. Prior to 1998, Mr. Kiernan was employed by Duracell from 1986 to 1997. He served as the President and Chief Operating Officer of Duracell International Inc. from 1994 to 1997, during which time he also served as a Director of the company, and President of Duracell North America from 1992 to 1994. Mr. Kiernan served as a member of the Board of Trustees of the National Urban League.

          Gary G. Michael has been a Member of the Advisory Committee of Holdings since October 2002. Mr. Michael served as Interim President of the University of Idaho from June 2003 to July 2004. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson's, Inc., a national food and drug retailer, from February 1991 until his retirement in April 2001. Prior to that he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson's and served on the Board of Directors from 1979 until his retirement. Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., Office Max, Inc., IdaCorp, Harrah's Entertainment, Inc. and The Clorox Company.

         The Boards of Directors of CapCo I and CapCo II are comprised of Philip
R. Yates, John E. Hamilton and Stephen Ko. The Board of Directors of Investor LP is comprised of Howard A. Lipson and Stephen Ko.

         Except as described above, there are no arrangements or understandings between any Member of the Advisory Committee of Holdings or executive officer and any other person pursuant to which that person was elected or appointed as a Member of the Advisory Committee of Holdings or executive officer.

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


Item 11. Executive CompensationItem 11.     Executive Compensation

         The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2004, 2003 and 2002, and their respective titles at December 31, 2004. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain and motivate all employees. From time to time, the compensation committee will review the Company's compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2003 and 2004, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company's compensation structure in the United States, where the majority of its employees are located.


                                                  Summary Compensation Table

                                                    Annual Compensation                        Long-Term Compensation
                                                    -------------------                        ----------------------
                                                                                           Awards                   Payouts
                                                                                           ------                   -------
                                                                        Other     Restricted    Securities                   All
                                                                       Annual       Stock       Underlying      LTIP        Other
    Name and Principal Position       Year     Salary     Bonus (1)     Comp.       Awards     Options (3)     Payouts    Comp.(2)
    ---------------------------       ----     ------     ---------     -----       ------     -----------     -------    --------
                                                 $           $           $          $              #            $            $
Philip R. Yates                       2004      614,143   1,056,000         --          --         135.7         --        7,440
Chief Executive Officer               2003      528,881          --         --          --            --         --        7,290
                                      2002      465,492     816,348         --          --            --         --        5,140

Roger M. Prevot                       2004      402,535     747,000         --          --          68.0         --        6,600
President and Chief Operating         2003      356,092          --         --          --            --         --        6,300
  Officer                             2002      325,894     505,559         --          --            --         --        4,150

John E. Hamilton                      2004      293,586     457,000         --          --          42.2         --        6,566
Chief Financial Officer               2003      255,544          --         --          --            --         --        6,372
                                      2002      226,244     292,486         --          --            --         --        4,062

Ashok Sudan                           2004      261,511     330,000         --          --          29.0         --        6,718
Executive Vice President and          2003      217,791          --         --          --          10.0         --        6,465
  General  Manager, Global            2002      185,783     283,925         --          --           5.2         --        4,112
  Food and Beverage

G. Robinson Beeson                    2004      229,707     207,000         --          --          14.2         --        7,058
Senior Vice President and             2003      217,332          --         --          --            --         --        6,864
  General  Manager, North             2002      210,518     297,693         --          --            --         --        4,305
  America Automotive and South
  America


(1) Represents bonus earned in the current year and paid in March of the following year under the Company's annual discretionary bonus plan and other bonus payments earned and paid in 2004.
(2) Represents contributions to the Company's 401(k) plan and amounts attributable to group term life insurance.
(3)  Represents options to acquire membership units.


1998 Option Plan

         Pursuant to the Recapitalization Agreement, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the "1998 Option Plan").

         The 1998 Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings at February 2, 1998 (prior to any dilution resulting from any interests granted pursuant to the Option Plan) (each 0.0075% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan shall not exceed 631.0 Units, representing a total of up to 4.3% of the equity of Holdings.

         The 1998 Option Plan is intended to advance the best interests of the Company by allowing employees, consultants and other individuals who provide services to Holdings to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

         In general, 50% of the Options vest and become exercisable in 20% increments annually over five years so long as the holder of the Option is still an employee on the vesting date, which Options are referred to as "time options;" and 50% of the Options vest and become exercisable in 20% increments annually over five years so long as the Company achieves specified earnings targets for each year, although these Options do become exercisable in full without regard to the Company's achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the Option is still an employee on that date, which Options are referred to as "performance options." The exercise price per unit shall be at or above the fair market value of a Unit on the date of grant. The exercise prices per Unit were $25,789, $29,013 and $29,606 for Units granted of 500.0, 31.0 and 92.1, respectively. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings.

         A committee (the "Committee") has been appointed to administer the 1998 Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. In addition, most time options become fully vested and exercisable upon the occurrence of a change of control of the Company, as that term is defined in the 1998 Option Plan. No suspension, termination or amendment of or to the 1998 Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.


2004 Option Plan

         On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the "2004 Option Plan").

         The 2004 Option Plan provides for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options ("Options") to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings at February 2, 1998 (prior to any dilution resulting from any interests granted pursuant to the 1998 and 2004 Option Plans) (each 0.0075% interest being referred to as a "Unit"). The aggregate number of Units with respect to which Options may be granted under the 2004 Option Plan shall not exceed 650.0 Units, representing a total of up to 4.4% of the equity of Holdings.

         The 2004 Option Plan is intended to advance the best interests of the Company by allowing employees, consultants and other individuals who provide services to Holdings to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

         In general, 100% of the Options vest and become exercisable in 25% increments annually over four years so long as the holder of the Option is still an employee on the vesting date. The exercise price per unit shall be at or above the fair market value of a Unit on the date of grant. The exercise price per Unit was $51,579 for Units granted of 616.5 on November 17, 2004. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings.

         A committee (the "Committee") has been appointed to administer the 2004 Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. The Committee may provide that an Option cannot be exercised after the merger or consolidation of Holdings into another company or corporation, the exchange of all or substantially all of the assets of Holdings for the securities of another corporation, the acquisition by a corporation of 80% or more of Holdings' partnership interest or the liquidation or dissolution of Holdings, and if the Committee so provides, it will also provide either by the terms of such Option or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, liquidation or dissolution, that, for ten business days prior to such event, such Option shall be exercisable as to all Units subject thereto, notwithstanding anything to the contrary in any provisions of such Option and that, upon the occurrence of such event, such Option shall terminate and be of no further force or effect. The Committee may also provide that even if the Option shall remain exercisable after any such event, from and after such event, any such Option shall be exercisable only for the kind and amount of securities and other property (including cash), or the cash equivalent thereof, receivable as a result of such event by the holder of a number of partnership interests for which such Option could have been exercised immediately prior to such event. In addition, most options become fully vested and exercisable upon the occurrence of a change of control of the Company, as that term is defined in the 2004 Option Plan. No suspension, termination or amendment of or to the 2004 Option Plan shall materially and adversely affect the rights of any participant with respect to Options issued hereunder prior to the date of such suspension, termination or amendment without the consent of such holder.


Options/SAR Grants in the Last Fiscal Year

         One hundred thirty five and seven tenths (135.7) Option Units were granted to Philip R. Yates on November 17, 2004 at an exercise price of $51,579 per Unit for the year ended December 31, 2004. These 135.7 Option Units represent 22.0% of the total number of Option Units granted during 2004 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the grant date to the end of the option term at 5% and 10% would be $4.4 million and $11.2 million, respectively. Sixty eight (68.0) Option Units were granted to Roger M. Prevot on November 17, 2004 at an exercise price of $51,579 per Unit for the year ended December 31, 2004. These
68.0 Option Units represent 11.0% of the total number of Option Units granted during 2004 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the grant date to the end of the option term at 5% and 10% would be $2.2 million and $5.6 million, respectively. Forty two and two tenths (42.2) Option Unit were granted to John
E. Hamilton on November 17, 2004 at an exercise price of $51,579 per Unit for the year ended December 31, 2004. These 42.2 Option Units represent 6.8% of the total number of Option Units granted during 2004 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the grant date to the end of the option term at 5% and 10% would be $1.4 million and $3.5 million, respectively. Twenty nine (29.0) Option Units were granted to Ashok Sudan on November 17, 2004 at an exercise price of $51,579 per Unit for the year ended December 31, 2004. These 29.0 Option Units represent 4.7% of the total number of Option Units granted during 2004 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the grant date to the end of the option term at 5% and 10% would be $0.9 million and $2.4 million, respectively. Fourteen and two tenths (14.2) Option Units were granted to G. Robinson Beeson on November 17, 2004 at an exercise price of $51,579 per Unit for the year ended December 31, 2004. These 14.2 Option Units represent 2.3% of the total number of Option Units granted during 2004 and expire ten years from the grant date. The potential realizable value at assumed annual rates of appreciation from the grant date to the end of the option term at 5% and 10% would be $0.5 million and $1.2 million, respectively.

         The following table sets forth certain information with respect to the total Options granted to the Named Executive Officers at December 31, 2004.


                    TOTAL OPTION GRANTS AT DECEMBER 31, 2004

                                                 Number of
                                                 Securities
                                                 Underlying         Value of        Exercisable
                                                Unexercised      Unexercised In     Options at
                                               Options at End      the Money          End of
       Name                                    of Fiscal Year       Options        Fiscal Year
       ----                                    --------------       -------        -----------
                                                                 (In millions)
Philip R. Yates                                    213.1              $2.0             69.7
Chief Executive Officer

Roger M. Prevot                                    134.7              $1.7             55.8
President and Chief Operating Officer

John E. Hamilton                                    90.7              $1.3             43.7
Chief Financial Officer

Ashok Sudan                                         57.0              $0.7             15.6
Executive Vice President and General
Manager, Global Food and Beverage

G. Robinson Beeson                                  50.4              $0.9             32.6
Senior Vice President and General
Manager, North America Automotive
and South America


         The Company has estimated the value of the Options based on available financial information. There is no established trading market or market value for the Options of the Company, and therefore, these Options lack liquidity. The Company can give no assurance that the value utilized would be reflective of the actual market value in an established public trading market.

         The following table sets forth equity compensation plan information at December 31, 2004.


                                           EQUITY COMPENSATION PLAN INFORMATION
                                       (a)                      (b)                           (c)
                                                                                Number of securities remaining
                              Number of securities                               available for future issuance
                                to be issued upon        Weighted-average       under equity compensation plans
                                   exercise of           exercise price of      (excluding securities reflected
Plan category                  outstanding options      outstanding options             in column (a))
-------------                  -------------------      -------------------                -----------

Equity compensation plans
approved by security
holders                            1,239.6                     $38,980                       41.4


Equity compensation plans
not approved by security
holders                                N/A                         N/A                        N/A
                                       ---                         ---                        ---

Total                              1,239.6                     $38,980                       41.4
                                   =======                     =======                       ====

  Pension Plans

         In the year ended December 31, 2004, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company's U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 14 of the Notes to Consolidated Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2004.

         The following table shows estimated annual benefits upon retirement at age 65 under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

                               Pension Plan Table

                                        Years of Service
                --------------------------------------------------------------
Remuneration        15           20            25           30           35
------------        --           --            --           --           --
   $ 125,000   $  25,834    $  34,445     $  43,056    $  51,668    $  53,230
     150,000      31,834       42,445        53,056       63,668       65,543
     175,000      37,834       50,445        63,056       75,668       77,855
     200,000      43,834       58,445        73,056       87,668       90,168
     225,000      49,834       66,445        83,056       99,668      102,480
     250,000      55,834       74,445        93,056      111,668      114,793
     300,000      67,834       90,445       113,056      135,668      139,418
     350,000      79,834      106,445       133,056      159,668      164,043
     400,000      91,834      122,445       153,056      183,668      188,668
     450,000     103,834      138,445       173,056      207,668      213,293
     500,000     115,834      154,445       193,056      231,668      237,918

Note: The amounts shown are based on 2004 covered compensation of $46,291 for an individual born in 1939. In addition, these figures do not reflect the salary limit of $205,000 and benefit limit under the plan's normal form of $165,000 in 2004.

         The compensation covered by the defined benefit plan for salaried employees is an amount equal to "Total Wages" (as defined therein). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2004 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 33 years; Roger M. Prevot, 17 years; John E. Hamilton, 21 years; Ashok Sudan, 16 years; and G. Robinson Beeson, 16 years. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the above table are not subject to deduction for Social Security or other offset amounts.

Supplemental Income Plan

         Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the "SIP"). Upon the closing on February 2, 1998 the Operating Company assumed Graham Engineering's obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit, although that benefit would not begin until Mr. Yates attained age 65. In the event the Company terminates Mr. Yates' employment without "just cause," as defined in the SIP, then upon attaining age 65, he would receive the entire annuity. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.

401(k) Plan

         During 2004, the Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company's contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company's costs for the defined contribution plan for 2004, 2003 and 2002 were $2.1 million, $1.7 million and $1.2 million, respectively.

Employment Agreements

         On June 27, 2002, the Company entered into employment agreements with Messrs. Yates, Prevot, Hamilton, Beeson and Sudan. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. These contracts were automatically extended for another year on June 27, 2004. Under each agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Company's board. In the event that an executive is terminated by the Company without cause (as defined in each agreement) (including the Company's election not to renew the term so that the term ends prior to the fifth anniversary of the agreement) or the executive resigns with good reason (as defined in the agreement), the executive will be entitled to (1) full vesting of all equity awards granted to the executive, (2) a pro rata bonus for the year of termination, (3) monthly payments for a period of 24 months (36 months with respect to Mr. Yates following a change of control (as defined in the agreement)) of the executive's base salary and average annual bonus, (4) continued health and dental benefits for a period of 24 months and (5) outplacement services for a period of 12 months. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon executive's termination of employment, executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive's employment is terminated due to the Company's election not to renew the term so that the term ends following the fifth anniversary of the agreement which was extended to October 2009), each executive is subject to a covenant not to compete with the Company or solicit the Company's clients or employees. Each executive has also covenanted not to reveal the Company's confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreements of Messrs. Yates, Prevot and Hamilton, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive an amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table and accompanying footnotes set forth as of December 31, 2004, information with respect to the beneficial ownership of the partnership units of the Company by (i) each person who is known by the Company to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings, (iii) each of the executive officers of the Operating Company named in the Summary Compensation Table and (iv) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company, as a group. For a more detailed discussion of certain ownership interests, see "Certain Relationships and Related Party Transactions" (Part III, Item 13).


                                                   Number of            Percentage of
                                                 Partnership            Outstanding Company
                                                  Units of              Partnership Units
Name and Address of Beneficial Owner*         Beneficial Ownership      Beneficially Owned
-------------------------------------         --------------------      ------------------

Blackstone Investors (1)                              10,492                  77.1%
Graham Family Investors (2)                            2,007                  14.7%
Howard A. Lipson (1)                                  10,492                  77.1%
Stephen Ko (3)                                             -                     -
Philip R. Yates (4)                                      233                   1.7%
Roger M. Prevot (5)                                      137                   1.0%
John E. Hamilton (6)                                      73                    **
Ashok Sudan (7)                                           25                    **
G. Robinson Beeson (8)                                    78                    **
Charles E. Kiernan (9)                                    10                    **
Gary G. Michael (10)                                      10                    **
All Directors and Executive Officers
 as a Group  (12 persons)                             11,059                 81.2%

* Except as noted below, all beneficial owners are members of the Advisory Committee of the Company and/or officers of the Operating Company and can be reached c/o Graham Packaging Holdings Company, 2401 Pleasant Valley Road, York, Pennsylvania 17402.

**    Less than 1%.

(1) The Blackstone Investors directly or indirectly own Investor GP and Investor LP. Investor GP is a wholly owned subsidiary of Investor LP. Investor LP directly owns 10,836 partnership units of the Company representing an 81% limited partnership interest in the Company. Investor GP directly owns 535 partnership units of the Company representing a 4% general partnership interest in the Company. The Blackstone Investors, collectively, beneficially own approximately 92.2% of the outstanding common stock of Investor LP. Blackstone Management Associates III L.L.C. ("BMA") is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman and Howard A. Lipson are members of BMA, which has investment and voting control over the shares of Investor LP held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares and of the partnership units of the Company held by Investor GP and Investor LP. Howard A. Lipson is a member of the Advisory Committee of Holdings. Mr. Lipson is a Senior Managing Director of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. The Management owns approximately 3.0% of the outstanding common stock of Investor LP. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.
(2) GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham Family Investors. The address of both is c/o Graham Capital Company, P.O. Box 1104, York, Pennsylvania 17405-1104. GPC Holdings, L.P., a Pennsylvania limited partnership, directly owns 1,873 partnership units of the Company representing a 14% limited partnership interest in the Company. Graham Packaging Corporation, a Pennsylvania corporation, directly owns 134 partnership units of the Company representing a 1% general partnership interest in the Company.
(3) Stephen Ko is a member of the Advisory Committee of Holdings. Mr. Ko is an Associate in the Private Equity Group of Blackstone, but does not have investment or voting control over the partnership units beneficially owned by the Blackstone Investors.
(4) Philip R. Yates is Chairman of the Advisory Committee of Holdings and Chief Executive Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 163 are owned indirectly by Mr. Yates through his ownership of common stock in Investor LP and (b) 70 represent presently exercisable rights to acquire partnership units of the Company through options.
(5) Roger M. Prevot is President and Chief Operating Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 82 are owned indirectly by Mr. Prevot through his ownership of common stock in Investor LP and (b) 55 represent presently exercisable rights to acquire partnership units of the Company through options.
(6) John E. Hamilton is Chief Financial Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 29 are owned indirectly by Mr. Hamilton through his ownership of common stock of Investor LP and (b) 44 represent presently exercisable rights to acquire partnership units of the Company through options.
(7) Ashok Sudan is Executive Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 9 are owned indirectly by Mr. Sudan through his ownership of common stock in Investor LP and (b) 16 represent presently exercisable rights to acquire partnership units of the Company through options.
(8) G. Robinson Beeson is Senior Vice President and General Manager, Automotive of the Operating Company. Of the partnership units shown as beneficially owned, (a) 45 are owned indirectly by Mr. Beeson through his ownership of common stock of Investor LP and (b) 33 represent presently exercisable rights to acquire partnership units of the Company through options.
(9) Charles E. Kiernan is a member of the Advisory Committee of Holdings. Of the partnership units shown as beneficially owned 10 represent presently exercisable rights to acquire partnership units of the Company through options.
(10) Gary G. Michael is a member of the Advisory Committee of Holdings. Of the partnership units shown as beneficially owned 10 represent presently exercisable rights to acquire partnership units of the Company through options


Item 13. Certain Relationships and Related TransactionsItem 13. Certain Relationships and Related Transactions

         The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. The Consulting Agreement, the Equipment Sales, Services and License Agreement and the Partners Registration Rights Agreement are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Transactions with the Graham Entities and Others

         Pursuant to the Recapitalization Agreement, Holdings and Graham Engineering entered into the Equipment Sales, Services and License Agreement ("Equipment Sales Agreement"), which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering's larger-sized proprietary extrusion blow molding wheel systems ("Graham Wheel Systems"), at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties, (ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions and conditions, including the condition that Holdings purchase high output extrusion blow molding equipment, described in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of February 2, 1998 and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic containers representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. Since December 31, 1998, both parties have had the right to terminate the other party's right to receive consulting services. Effective January 21, 2000 Holdings terminated Graham Engineering's rights to receive consulting services from Holdings.

         Graham Engineering has supplied equipment to the Company. The Company paid Graham Engineering approximately $13.6 million, $9.3 million and $20.2 million for equipment for the years ended December 31, 2004, 2003 and 2002, respectively.

         On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales, Services and License Agreement to, among other things, (i) limit the Company's existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company's significant competitors; (ii) clarify that the Company's exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering certain recourse in the event the Company decides to buy certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2004 has been met.

         Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales, Services and License Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company's use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

         Innopack, S.A., minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company, for which the Company paid approximately $1.7 million, $2.6 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

         The Graham Family Investors have supplied management services to the Company since 1998. The Company paid the Graham Family Investors approximately $1.3 million, $1.0 million and $1.1 million for its service for the years ended December 31, 2004, 2003 and 2002, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

         Blackstone has supplied management services to the Company since 1998. The Company paid Blackstone approximately $1.6 million, $1.0 million and $1.1 million for its services for the years ended December 31, 2004, 2003 and 2002, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

          DB Investment Partners, Inc. owns approximately a 4.8% equity interest in Investor LP. See "Security Ownership of Certain Beneficial Owners and Management" (Item 12).


The Partnership Agreements

The Operating Company Partnership Agreement

         The Operating Company was formed under the name "Graham Packaging Holdings I, L.P." on September 21, 1994 as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Upon the closing of the Recapitalization, the name of the Operating Company was changed to "Graham Packaging Company, L.P." The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined herein).

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

         Management. The Operating Company Partnership Agreement provides that the general partner shall be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to the Operating Company and shall have the sole power to bind the Operating Company. The limited partner shall not
(a) have the power to sign for or to bind the Operating Company, (b) take any part in the management of the business of, or transact any business for, the Operating Company, or (c) except as required by the Delaware Limited Partner Act or expressly provided by this Operating Company Partnership Agreement, have any right to vote on or consent to any matter.

         Exculpation and Indemnification. The Operating Company Partnership Agreement provides that neither the general partner nor any of its affiliates, nor any of its partners, shareholders, officers, directors, employees or agents, shall be liable to the Operating Company or any partner for any breach of the duty of loyalty or any act or omission not in good faith or which involves intentional misconduct or a knowing violation of law or the Operating Company Partnership Agreement. The Operating Company shall indemnify, defend and hold harmless the general partner and its affiliates, and its partners, shareholders, officers, directors, employees and agents, from and against any claim or liability of any nature arising out of the assets or business of the Operating Company.

         Affiliate Transactions. The Operating Company may enter into transactions with any partner or any of its affiliates which is not prohibited by applicable law; provided that, any material transaction with any partner or any of its affiliates shall be on terms reasonably determined by the general partner to be comparable to the terms which can be obtained from third parties.

         Transfers of Partnership Interests. The Operating Company Partnership Agreement provides that Partnership Interests may not be sold, transferred, assigned, pledged or otherwise disposed of without the consent of the General Partner, except that Partnership Interests may be pledged as collateral and such pledge may be foreclosed upon in the event of a default.

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

The Holdings Partnership Agreement

         Holdings was formed under the name "Sonoco Graham Company" on April 3, 1989 as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to "Graham Packaging Company." Upon the closing of the Recapitalization, the name of Holdings was changed to "Graham Packaging Holdings Company." Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined herein).

         As contemplated by the Recapitalization Agreement, the Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham GP Corp., Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the "Holdings Partnership Agreement"). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. and Investor LP.

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

          Annual Fee. The Holdings Partnership Agreement provides that, so long as the Graham Family Investors and their affiliates do not sell more than two-thirds of their partnership interests owned at the time of the Recapitalization, Holdings will pay to Graham Family Growth Partnership an annual fee of $1.0 million. In addition, pursuant to the Monitoring Agreement, the Graham Entities will receive a monitoring fee equal to $1.0 million per annum, and will be reimbursed for certain out-of-pocket expenses.

         Exculpation and Indemnification. The Holdings Partnership Agreement provides that no general partner nor any of its affiliates, nor any of its respective partners, shareholders, officers, directors, employees or agents, shall be liable to Holdings or any of the limited partners for any act or omission, except resulting from its own willful misconduct or bad faith, any breach of its duty of loyalty or willful breach of its obligations as a fiduciary or any breach of certain terms of the Holdings Partnership Agreement. Holdings shall indemnify, defend and hold harmless the general partners and their affiliates, and their respective partners, shareholders, officers, directors, employees and agents, from and against any claim or liability of any nature arising out of the assets or business of Holdings.

         Affiliate Transactions. Holdings may not enter into any transaction with any partner or any of its affiliates unless the terms thereof are believed by the general partners to be in the best interests of Holdings and are intrinsically fair to Holdings and equally fair to each of the partners; provided that, Holdings may perform and comply with the Recapitalization Agreement, the Equipment Sales Agreement, the Consulting Agreement and the Monitoring Agreement.

         Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, in connection with an IPO Reorganization (as defined herein) and the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner, nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

         If any Continuing Graham Partner wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Graham Family Investors shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Graham Family Investors to include in such sale or transfer a proportionate percentage of their partnership interests.

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


Partners Registration Rights Agreement

         Pursuant to the Recapitalization Agreement, Holdings, CapCo II, the predecessors of the Graham Family Investors, the Equity Investors and the Blackstone Investors entered into a registration rights agreement (the "Partners Registration Rights Agreement"). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Graham Family Investors and their affiliates (and their permitted transferees of partnership interests in Holdings) two "demand" registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary "piggyback" registration rights (except with respect to such initial public offering, unless the Blackstone Investors and their affiliates are selling their shares in such offering) and (ii) to the Equity Investors, the Blackstone Investors and their affiliates an unlimited number of "demand" registrations and customary "piggyback" registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Graham Family Investors, the Equity Investors, the Blackstone Investors and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See "The Partnership Agreements-The Holdings Partnership Agreement."


Payment of Certain Fees and Expenses

         In connection with the acquisition of O-I Plastic and the refinancing transactions, the Blackstone Investors received a fee of approximately $24.3 million, and the Operating Company has reimbursed the Blackstone Investors for all out-of-pocket expenses incurred in connection with these transactions. In addition, pursuant to an amended and restated monitoring agreement (the "Monitoring Agreement") entered into as of September 30, 2004 among the Blackstone Investors, Graham Family Investors, Holdings and the Operating Company, Blackstone will receive a monitoring fee equal to $3.0 million per annum and the Graham Family Investors receive a monitoring fee of $1.0 million per annum. Both the Blackstone Investors and the Graham Family Investors will also be reimbursed for reasonable out-of-pocket expenses. In the future, an affiliate or affiliates of the Blackstone Investors may receive customary fees for advisory and other services rendered to Holdings and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time on an arm's length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.


Loans to Management

          At December 31, 2004, the Company had loans outstanding to certain management employees of $2.9 million, including loans to Philip R. Yates $1.1 million, Roger M. Prevot $0.6 million, John E. Hamilton $0.2 million, G. Robinson Beeson $0.3 million, Ashok Sudan $0.1 million, Scott G. Booth $0.3 million and other individuals totaling $0.3 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to buy stock in BMP/Graham Holdings Corp. to avoid any management ownership dilution at the time of the capital call payments. The loans mature on September 29, 2007 and March 29, 2008, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans.

Item 14. Principal Accounting Fees and Services

         The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, "Deloitte"):

                                                 2004            2003
                                                 ----            ----
                                                    (In millions)
Audit Fees (a)                                   $2.0           $  1.1
Audit-Related Fees (b)                            0.6              0.1
Tax Fees (c)                                      0.2              0.2
All Other Fees                                    0.0              0.0
                                                -----          -------

Total                                            $2.8           $  1.4
                                                 ====           ======

(a)  Fees for audit services billed in 2004 and 2003 consisted of the following:
     o    Audit of the Company's annual financial statements
     o    Reviews of the Company's quarterly financial statements
     o Comfort letters, consents, other services related to U.S. Securities and Exchange Commission ("SEC") matters and 144A debt offerings
     o    Statutory and regulatory audits

(b) Fees for audit-related services billed in 2004 and 2003 consisted of the following:
     o    Employee benefit plan audits
     o    Agreed-upon procedures engagements
     o    Acquisition due diligence

(c) Fees for tax services billed in 2004 and 2003 consisted of tax compliance and tax planning and advice.


         In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. The Audit Committee requires that all services performed by Deloitte are pre-approved prior to the services being performed. During 2004 all services were pre-approved.

         There were no requests for audit, audit-related, tax and other services not contemplated on the list submitted and approved by the Audit Committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

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

4.1    -  Indenture dated as of October 7, 2004, among Graham Packaging
          Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2    -  Indenture dated as of October 7, 2004, among Graham Packaging
          Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I., unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3 - Form of 8 1/2% Senior Note due 2012 (included in Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4    -  Form of 9-7/8% Series Senior Subordinated Note due 2014 (included in
          Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1   -  First Lien Credit Agreement, dated as of October 7, 2004, among
          Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

Exhibit
Number           Description of Exhibit
------           ----------------------
10.2 - Second Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.3 - Consulting Agreement, dated as of February 2, 1998, between Graham Packaging Holdings Company and Graham Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.4 - Equipment Sales, Services and License Agreement dated February 2, 1998, between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.5 - Forms of Retention Incentive Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6   -  Forms of Severance Agreement (incorporated herein by reference to
          Exhibit 10.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.7 - Registration Rights Agreement, dated as of February 2, 1998, by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.8*  -  Amended and Restated Monitoring Agreement, dated as of September 30,
          2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I.

10.9 - Management Stockholders Agreement, dated as of February 3, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10 - Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.11 - Stockholders' Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.12  -  Graham Packaging Holdings Company Management Option Plan
          (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit
Number           Description of Exhibit
------           ----------------------
10.13* -  2004 Graham Packaging Holdings Company Management Option Plan.

10.14 - Form of Employment Agreement, dated June 27, 2002 between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

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

10.18* - Form of Employment Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan.

12.1*  -  Statement of Ratio of Earnings to Fixed Charges.

21.1*  -  Subsidiaries of Graham Packaging Holdings Company.

24.1*  -  Power of Attorney (included on the signature pages hereto).

31.1*  -  Certification required by Rule 15d-14(a).

31.2*  -  Certification required by Rule 15d-14(a).

32.1* - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      -  Filed herewith.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Date:    March 31, 2005





                                GRAHAM PACKAGING HOLDINGS COMPANY
                                (Registrant)

                                By: BCP /Graham Holdings L.L.C.,
                                its General Partner

                                By: /s/ John E. Hamilton
                                   --------------------------------
                                Name: John E. Hamilton
                                Title: Chief Financial Officer
                                       (chief accounting officer and duly
                                        authorized officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

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

/s/ Stephen Ko                Director of BMP/Graham Holdings Corporation
Stephen Ko




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

                                                                    SCHEDULE I


                        GRAHAM PACKAGING HOLDINGS COMPANY
                   REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (In thousands)


                                                                              December 31,
                                                                              ------------
BALANCE SHEETS                                                               2004        2003
--------------                                                               ----        ----
Assets:
  Current assets                                                          $      --   $      --
  Other non-current assets                                                       --       3,082
                                                                          ---------   ---------
    Total assets                                                          $      --   $   3,082
                                                                          =========   =========
Liabilities and partners' capital (deficit):
  Current liabilities                                                     $ 187,089   $  15,321
  Long-term debt                                                                 --     169,000
  Investment in subsidiary                                                  247,011     240,301
                                                                          ---------   ---------
    Total liabilities                                                       434,100     424,622
Partners' capital (deficit)                                                (434,100)   (421,540)
                                                                          ---------   ---------
    Total liabilities and partners' capital                               $      --   $   3,082
                                                                          =========   =========

                                                                             Year Ended December 31,
                                                                             -----------------------
STATEMENTS OF OPERATIONS                                                     2004        2003        2002
------------------------                                                     ----        ----        ----

Equity in (loss) earnings of subsidiaries                                 $ (16,614)  $  28,296   $  24,774
Interest expense                                                            (24,018)    (18,546)    (17,212)
                                                                          ---------   ---------   ---------
    Net (loss) income                                                     $ (40,632)  $   9,750   $   7,562
                                                                          =========   =========   =========

                                                                             Year Ended December 31,
                                                                             -----------------------
STATEMENTS OF CASH FLOWS                                                     2004        2003        2002
------------------------                                                     ----        ----        ----
Operating activities:
    Net (loss) income                                                     $ (40,632) $    9,750  $    7,562
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
  Amortization of debt issuance fees                                          3,082         512         473
  Accretion of Senior Discount Notes                                             --         623      16,739
  Changes in current liabilities                                              2,769       8,327          --
  Equity in loss (earnings) of subsidiaries                                  16,614     (28,296)    (24,774)
                                                                          ---------   ---------   ---------
    Net cash (used in) provided by operating activities                     (18,167)     (9,084)         --
Investing activities:
  Return of capital from a subsidiary                                        18,167       9,084          --
                                                                          ---------   ---------   ---------
    Net cash provided by investing activities                                18,167       9,084          --
Financing activities:
  Payment of long-term debt                                                (169,000)         --          --
  Proceeds from issuance of intercompany long-term debt                     169,000          --          --
                                                                          ---------   ---------   ---------
    Net cash used in financing activities                                        --          --          --
                                                                          ---------   ---------   ---------
Increase in cash and cash equivalents                                            --          --          --
Cash and cash equivalents at beginning of period                                 --          --          --
                                                                          ---------   ---------   ---------
Cash and cash equivalents at end of period                                       --          --          --
                                                                          $      --   $      --   $      --
                                                                          =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                                                  $  18,167   $   9,084   $      --




     See footnotes to consolidated financial statements of Graham Packaging
                               Holdings Company.

                                                                   SCHEDULE II


                        GRAHAM PACKAGING HOLDINGS COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                             Balance at                                Balance at
                                            Beginning of                                 End of
                                                Year       Additions    Deductions      Year
                                                ----       ---------    ----------      ----
         Year ended December 31, 2004
Allowance for doubtful accounts                 $7,615       $1,822        $  565       $8,872
Allowance for inventory losses                   2,464        1,115           558        3,021


         Year ended December 31, 2003
Allowance for doubtful accounts                 $4,280       $4,514        $1,179       $7,615
Allowance for inventory losses                   2,600        1,710         1,846        2,464


          Year ended December 31, 2002
Allowance for doubtful accounts                 $2,403       $2,566        $  689       $4,280
Allowance for inventory losses                   2,585          787           772        2,600