Form 10-Q
period 2005-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2005-05-13
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________
Commission file number: 333-53603-03

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
                                                                   -----------
Item 1:  Condensed Consolidated Financial Statements:


         CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) -
           At March 31, 2005 and December 31, 2004..........................  3


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
           For the three months ended March 31, 2005 and March 28, 2004.....  4


         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
           (Unaudited) - For the year ended December 31, 2004 and three months ended March 31, 2005.............................................  5


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
           For the three months ended March 31, 2005 and March 28, 2004.....  6


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...  7


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................... 24


Item 3:  Quantitative and Qualitative Disclosures About Market Risk......... 32


Item 4:  Controls and Procedures............................................ 33

PART II. OTHER INFORMATION
Item 6:  Exhibits........................................................... 34


Signature................................................................... 35

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,            December 31,
                                                                   2005                  2004
                                                                   ----                  ----
                                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents...............................       $   15,573            $   22,131
   Accounts receivable, net................................          348,426               249,232
   Inventories.............................................          232,142               235,094
   Deferred income taxes...................................           51,109                57,500
   Prepaid expenses and other current assets...............           34,042                39,546
                                                                  ----------            ----------
Total current assets.......................................          681,292               603,503
Property, plant and equipment, net.........................        1,440,379             1,414,993
Intangible assets..........................................           82,673                84,190
Goodwill...................................................          322,959               350,784
Other non-current assets...................................           98,656                98,147
                                                                  ----------            ----------
Total assets...............................................       $2,625,959            $2,551,617
                                                                  ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses...................       $  380,764            $  346,384
   Current portion of long-term debt.......................           24,704                25,654
                                                                  ----------            ----------
Total current liabilities..................................          405,468               372,038
Long-term debt.............................................        2,489,826             2,439,551
Deferred income taxes......................................          139,009               138,839
Other non-current liabilities..............................           22,857                21,627
Minority interest..........................................           14,206                13,662
Commitments and contingent liabilities (see Note 11).......               --                    --
Partners' capital (deficit)................................         (445,407)             (434,100)
                                                                  ----------            ----------
Total liabilities and partners' capital (deficit)..........       $2,625,959            $2,551,617
                                                                  ==========            ==========


     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                     ------------------
                                                                  March 31,       March 28,
                                                                    2005            2004
                                                                    ----            ----
                                                                       (In thousands)
Net sales.....................................................    $620,539        $260,287
Cost of goods sold............................................     541,000         210,076
                                                                  --------        --------

Gross profit..................................................      79,539          50,211
Selling, general and administrative expenses..................      35,390          17,016
Impairment charges............................................       1,605              --
                                                                  --------        --------

Operating income..............................................      42,544          33,195
Interest expense, net.........................................      42,774          20,876
Other expense (income), net...................................         337            (347)
                                                                  --------        --------

(Loss) income before income taxes and minority interest.......        (567)         12,666
Income tax provision..........................................      10,426           1,745
Minority interest.............................................         544             379
                                                                  --------        --------

Net (loss) income.............................................    $(11,537)       $ 10,542
                                                                  ========        ========

Net (loss) income allocated to general partners...............    $   (577)       $    527
Net (loss) income allocated to limited partners...............    $(10,960)       $ 10,015









     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                     Notes and
                                                                                      Interest       Accumulated
                                                                                   Receivable for       Other
                                                         General      Limited        Ownership      Comprehensive
                                                         Partners     Partners       Interests      Income (Loss)        Total
                                                         --------     --------       ---------      -------------        -----
                                                                                    (In thousands)
Consolidated balance at January 1, 2004...............  $(20,282)    $(390,182)      $(2,749)         $(8,327)         $(421,540)


  Net loss for the year...............................    (2,032)      (38,600)           --               --            (40,632)
  Changes in fair value of derivatives................        --            --            --            5,813              5,813
  Additional minimum pension liability................        --            --            --             (992)              (992)
  Cumulative translation adjustment...................        --            --            --           23,414             23,414
                                                                                                                       ---------
  Comprehensive loss..................................                                                                   (12,397)
  Stock compensation expense..........................        --             8            --               --                  8
  Interest on notes receivable for ownership interests        --            --          (171)              --               (171)
                                                        --------     ---------       -------          -------          ---------
Consolidated balance at December 31, 2004.............   (22,314)     (428,774)       (2,920)          19,908           (434,100)

  Net loss for the period.............................      (577)      (10,960)           --               --            (11,537)
  Changes in fair value of derivatives................        --            --            --            9,744              9,744
  Additional minimum pension liability................        --                                            7                  7
  Cumulative translation adjustment...................        --            --            --           (9,578)            (9,578)
                                                                                                                       ---------
  Comprehensive loss..................................                                                                   (11,364)
  Stock compensation expense..........................        --           102            --               --                102
  Interest on notes receivable for ownership interests        --            --           (45)              --                (45)
                                                        --------     ---------       -------          -------          ---------
Consolidated balance at March 31, 2005................  $(22,891)    $(439,632)      $(2,965)         $20,081          $(445,407)
                                                        ========     =========       =======          =======          =========









     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                            March 31,           March 28,
                                                                              2005                2004
                                                                              ----                ----
                                                                                   (In thousands)
Operating activities:
   Net (loss) income................................................       $ (11,537)           $ 10,542
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization....................................          52,887              20,358
   Amortization of debt issuance fees...............................           2,597               1,340
   Impairment charges...............................................           1,605                  --
   Stock compensation expense.......................................             102                   2
   Minority interest................................................             544                 379
   Foreign currency transaction loss................................             386                   8
   Interest receivable for ownership interests......................             (45)                (42)
   Changes in operating assets and liabilities, net of acquisition of a business:
     Accounts receivable............................................         (59,478)            (23,169)
     Inventories....................................................           2,835              (1,892)
     Prepaid expenses and other current assets......................          13,970                 111
     Other non-current assets and liabilities.......................           1,945               1,462
     Accounts payable and accrued expenses..........................          34,774               1,542
                                                                           ---------            --------
Net cash provided by operating activities...........................          40,585              10,641
Investing activities:
   Purchases of property, plant and equipment.......................         (62,556)            (29,325)
   Proceeds from sale of property, plant and equipment..............             151                 188
   Acquisitions of/investments in businesses, net of cash acquired..         (32,961)                (40)
                                                                           ---------            --------
Net cash used in investing activities...............................         (95,366)            (29,177)
Financing activities:
   Proceeds from issuance of long-term debt.........................         268,776              91,745
   Payment of long-term debt........................................        (219,279)            (70,133)
   Debt issuance fees...............................................            (435)             (1,500)
                                                                           ---------            --------
Net cash provided by financing activities...........................          49,062              20,112
Effect of exchange rate changes.....................................            (839)               (545)
                                                                           ---------            --------
(Decrease) increase in cash and cash equivalents....................          (6,558)              1,031
Cash and cash equivalents at beginning of period....................          22,131               7,067
                                                                           ---------            --------
Cash and cash equivalents at end of period..........................       $  15,573            $  8,098
                                                                           =========            ========

Supplemental disclosures
Non-cash investing and financing activities:
   Return of purchase price related to the acquisition of O-I Plastic
   (see Note 9)                                                            $  38,900            $     --


     See accompanying notes to condensed consolidated financial statements.

                        GRAHAM PACKAGING HOLDINGS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company ("Holdings"), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. Beginning with the quarter ended March 31, 2005, the Company has changed its quarter end dates for financial reporting purposes to the last calendar day in March, June, September and December.

         All entities and assets owned by Holdings are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

         Since October 7, 2004 the consolidated financial statements of the Company include the operations of Graham Packaging Acquisition Corp. and subsidiaries thereof, as a result of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. ("O-I Plastic"). (Refer to Note 9 for a discussion of this acquisition).

Derivatives

         During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January of 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $9.7 million for the three months ended March 31, 2005. Approximately 38% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $13.1 million unrealized gain recorded in accumulated OCI as of March 31, 2005.

Comprehensive Income (Loss)

         Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income (loss) to determine total comprehensive income (loss), which is displayed in the Condensed Consolidated Statements of Partners' Capital (Deficit).

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

         The components of accumulated other comprehensive income (loss) consisted of:

                                                                      Cumulative
                                 Cash Flow     Additional Minimum    Translation
                                  Hedges        Pension Liability     Adjustment       Total
                                  ------        -----------------     ----------       -----
                                                (In thousands)
Balance at January 1, 2004       $  (2,428)       $  (3,283)           $ (2,616)     $ (8,327)
   Change                            5,813             (992)             23,414        28,235
                                 ---------        ---------            --------      --------

Balance at December 31, 2004         3,385           (4,275)             20,798        19,908
   Change                            9,744                7              (9,578)          173
                                 ---------        ---------            --------      --------

Balance at March 31, 2005        $  13,129        $  (4,268)           $ 11,220      $ 20,081
                                 =========        =========            ========      ========


Option Plans

         The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net (loss) income for the three months ended March 31, 2005 and March 28, 2004 would have been reflected as follows:

                                            Three Months Ended
                                            ------------------
                                      March 31,            March 28,
                                         2005                2004
                                         ----                ----
                                              (In thousands)
 As reported                         $ (11,537)            $ 10,542
 Pro forma                             (11,839)              10,496

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the "intrinsic value" method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). For the Company, SFAS 123(R) will be effective as of the beginning of the first annual reporting period beginning after December 15, 2005. Therefore, the Company will be required to adopt SFAS 123(R) on January 1, 2006. The Company is currently in the process of assessing the impact of the adoption of SFAS 123(R) on its results of operations and financial position.

Inventory Cost

         In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of APB No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, the Company will be required to adopt SFAS 151 on January 1, 2006. The adoption of SFAS 151 will not have a significant impact on the Company's results of operations or financial position.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Financial Instruments

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. This statement was effective for mandatorily redeemable financial instruments on January 1, 2004 for the Company. The adoption of SFAS 150 has not had a significant impact on the Company's results of operations or financial position for the periods presented in this quarterly report on Form 10-Q.

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

Reclassifications

         Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.


2. Debt Arrangements

         Long-term debt consisted of the following:

                                                                   March 31,       December 31,
                                                                     2005              2004
                                                                     ----              ----
                                                                        (In thousands)
             Term loans........................................   $1,796,375       $1,800,000
             Revolving Credit Facility.........................       73,000           19,000
             Foreign and other revolving credit facilities.....        7,676            7,707
             Senior Notes......................................      250,000          250,000
             Senior Subordinated Notes.........................      375,000          375,000
             Capital leases....................................       10,806           11,208
             Other.............................................        1,673            2,290
                                                                  ----------       ----------
                                                                   2,514,530        2,465,205
             Less amounts classified as current................       24,704           25,654
                                                                  ----------       ----------
                                                                  $2,489,826       $2,439,551
                                                                  ==========       ==========


         In connection with the acquisition of O-I Plastic (see Note 9) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first-lien credit agreement (the "Credit Agreement") and a new second-lien credit agreement (the "Second-Lien Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements")(the "Transactions"). The Credit Agreements consist of a term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million (the "Term Loans" or "Term Loan Facilities") and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). The obligations of the Operating Company under the Credit Agreements

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in
2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the "Alternate Base Rate" ("ABR") (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.25% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the "Eurodollar Rate" plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2005, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at March 31, 2005 was $167.9 million.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

         The Transactions also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively "the Notes"). The Notes are unconditionally guaranteed by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

         Cash paid for interest during the three months ended March 31, 2005 and March 28, 2004, net of amounts capitalized, totaled $16.7 million and $30.5 million, respectively.


3. Inventories

         Inventories consisted of the following:
                                              March 31,          December 31,
                                                 2005                2004
                                                 ----                ----
                                                      (In thousands)
Finished goods...............................  $168,662             $161,007
Raw materials and parts......................    63,480               74,087
                                               --------             --------
                                               $232,142             $235,094
                                               ========             ========


4. Impairment Charges

         Due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.6 million for the three months ended March 31, 2005.


5. Intangible Assets

         The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization as of March 31, 2005 were as follows:

                                            Gross
                                           Carrying        Accumulated                      Amortization
                                            Amount        Amortization         Net         period (years)
                                            ------        ------------         ---         --------------
                                                                   (In thousands)
Patented Technology....................    $  22,562       $  (1,076)       $  21,486     9 to 13.5 years
Customer Relationships.................       34,303          (1,198)          33,105    3.75 to 20 years
Licensing Agreement....................       28,000          (1,273)          26,727            11 years
Non-Compete Agreement..................        1,539            (184)           1,355        1 to 5 years
                                           ---------       ---------        ---------
Total..................................    $  86,404       $  (3,731)       $  82,673
                                           =========       =========        =========


         Amortization expense for the three months ended March 31, 2005 was $1.7 million.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


6. Goodwill

         The changes in the carrying amount of goodwill were as follows:

                                                              North                    South
                                                              America       Europe    America
                                                              Segment      Segment    Segment       Total
                                                              -------      -------    -------       -----
                                                                                (In thousands)
Balance at December 31, 2004..........................       $333,174     $  16,916   $   694      $350,784
Goodwill acquired during the period...................          9,231*           --        --         9,231
Return of purchase  price related to the  acquisition
of O-I Plastic (see Note 9)...........................        (38,900)           --        --       (38,900)
Foreign currency translation and other adjustments....          2,747          (908)        5         1,844
                                                             --------     ---------   -------      --------
Balance at March 31, 2005.............................       $306,252     $  16,008   $   699      $322,959
                                                             ========     =========   =======      ========


         *$9,231 of goodwill associated with the acquisition of certain Tetra-Pak operations (see Note 9) is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it is not practicable to do so until the final allocation of the fair value of assets acquired and liabilities assumed has been made.


7. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of the following:

                                                  March 31,      December 31,
                                                    2005            2004
                                                    ----            ----
                                                        (In thousands)
Accounts payable..............................    $202,789        $191,971
Accrued employee compensation and benefits....      50,009          51,545
Accrued interest..............................      42,690          19,015
Other.........................................      85,276          83,853
                                                  --------        --------
                                                  $380,764        $346,384
                                                  ========        ========


         For the year ended December 31, 2004, the Company incurred costs of employee termination benefits in the United States, as a result of a redundancy in corporate staff related to the acquisition of O-I Plastic, of $1.1 million, which included the legal liability of severing 53 employees, all of which were terminated as of March 31, 2005. In accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", these costs were treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. All of the cash payments for these termination benefits have been made as of March 31, 2005. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, in accordance with EITF 95-3. This liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 9 for a discussion of this acquisition). 235 employees of the plants scheduled to be closed have been terminated as of March 31, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2005. For the three months ended March 31, 2005, the Company incurred costs of employee termination benefits in the United States related to its corporate staff of $1.1 million, which included the legal liability of severing four employees, all of which were terminated as of March 31, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2007.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


         The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

                                                          2003 North     2004 United  2005 United
                                              France      America          States       States      United States
                                            Reduction     Reduction       Reduction    Reduction        Plant
                                             in Force      in Force        in Force     in Force      Closures        Total
                                             --------      --------        --------     --------      --------        -----
Reserves at December 31, 2004.........       $    631      $    777        $     77     $     --      $  3,294       $ 4,779
Increase in reserves..................             --            --               1        1,063            --         1,064
Cash payments.........................            (63)          (71)            (78)        (145)       (1,302)       (1,659)
                                             --------      --------        --------     --------      --------       -------
Reserves at March 31, 2005............       $    568      $    706        $     --     $    918      $  1,992       $ 4,184
                                             ========      ========        ========     ========      ========       =======


8. Income Taxes

         Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.


9. Acquisitions

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

         The Company acquired O-I Plastic for a total purchase price (including acquisition-related costs) of $1,191.9 million, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on October 7, 2004. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued



Cash...............................................      $   10,860
Accounts receivable, net...........................         130,343
Inventories........................................         140,771
Deferred income taxes..............................          48,239
Prepaid expenses and other current assets..........          11,312
                                                         ----------
Total current assets...............................         341,525
Property, plant and equipment......................         732,057
Intangible assets..................................          81,000
Goodwill...........................................         297,951
Other non-current assets...........................           1,928
                                                         ----------

Total..............................................       1,454,461
Less liabilities assumed...........................         262,535
                                                         ----------

Net cost of acquisition............................      $1,191,926
                                                         ==========


         The purchase agreement related to O-I Plastic contained a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved certain of these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million, which is reflected in accounts receivable and as a reduction to goodwill in the Condensed Consolidated Balance Sheet as of March 31, 2005. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes ("NOL's") that are allocated from the sellers to O-I Plastic. The ultimate amount of such NOL's will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL's will at least equal $100 million. A deferred income tax asset of $39.2 million related to NOL's of $100 million has been included in the purchase price allocation above.

         The finalization of the O-I Plastic purchase price and the NOL's acquired, as well as the finalization of appraisals, could have a material impact on the purchase price allocation above. The Company expects to finalize the purchase price allocation by the fourth quarter of 2005.

Purchase of Certain Tetra-Pak Operations

         On March 24, 2005, the Company acquired certain operations from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. for a total purchase price (including acquisition-related costs) of $34.2 million, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on March 24, 2005. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Accounts receivable, net...........................       $   3,062
Inventories........................................           1,522
Prepaid expenses and other current assets..........              13
                                                          ---------
Total current assets...............................           4,597
Property, plant and equipment......................          21,363
Goodwill...........................................           9,231
                                                          ---------

Total..............................................          35,191
Less liabilities assumed...........................           1,029
                                                          ---------

Net cost of acquisition............................       $  34,162
                                                          =========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


Pro Forma Information

         The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

                            Three Months Ended
                            ------------------
                           March 31,     March 28,
                             2005          2004
                             ----          ----
                               (In millions)
Net sales                   $626.0        $551.6
Net (loss) income            (10.6)         11.6

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.


10. Lease Commitments

         The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $12.5 million and $6.1 million for the three months ended March 31, 2005 and March 28, 2004, respectively.


11. Contingencies

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

         On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended the equipment sales, services and license agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2005.


12. Condensed Guarantor Data

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

         The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005
                                 (In thousands)

                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                             -------        ----       ----------  ----------  -------   -------------------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $       --    $    2,002    $        1   $ 13,570   $     --  $        --    $   15,573
   Accounts receivable, net...............         --       120,941       139,795     87,690         --           --       348,426
   Inventories............................         --        77,247       115,929     38,966         --           --       232,142
   Deferred income taxes..................         --            --        49,868      1,241         --           --        51,109
   Prepaid expenses and other current
   assets.................................         --        11,811         4,100     18,131         --           --        34,042
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current assets......................         --       212,001       309,693    159,598         --           --       681,292
Property, plant and equipment, net........         --       529,454       639,448    271,477         --           --     1,440,379
Intangible assets.........................         --         1,970        80,670         33         --           --        82,673
Goodwill..................................         --        10,940       305,202      6,817         --           --       322,959
Net intercompany..........................         --     1,144,759            --         --         --   (1,144,759)           --
Investment in subsidiaries................         --       436,365       212,898         --         --     (649,263)           --
Other non-current assets..................         --        94,723         1,303      2,630         --           --        98,656
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total assets.............................. $       --    $2,430,212    $1,549,214   $440,555   $     --  $(1,794,022)   $2,625,959
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses.. $       --    $  168,934    $  109,277   $102,553   $     --  $        --    $  380,764
   Current portion of long-term debt......         --        18,025            --      6,679         --           --        24,704
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current liabilities.................         --       186,959       109,277    109,232         --           --       405,468
Long-term debt............................         --     2,488,644            --      1,182         --           --     2,489,826
Deferred income taxes.....................         --            --       131,211      7,798         --           --       139,009
Other non-current liabilities.............         --        12,927            --      9,930         --           --        22,857
Investment in subsidiaries................    258,318            --            --         --         --     (258,318)           --
Net intercompany..........................    187,089            --       925,689     31,981         --   (1,144,759)           --
Minority interest.........................         --            --            --     14,206         --           --        14,206
Commitments and contingent liabilities....         --            --            --         --         --           --            --
Partners' capital (deficit)...............   (445,407)     (258,318)      383,037    266,226         --     (390,945)     (445,407)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total liabilities and partners' capital
(deficit)................................. $       --    $2,430,212    $1,549,214   $440,555   $     --  $(1,794,022)   $2,625,959
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                 (In thousands)


                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $       --    $    1,080    $       --   $ 21,051   $     --  $        --    $   22,131
   Accounts receivable, net...............         --        68,957       107,515     72,760         --           --       249,232
   Inventories............................         --        75,965       122,068     37,061         --           --       235,094
   Deferred income taxes..................         --            --        56,709        791         --           --        57,500
   Prepaid expenses and other current
   assets.................................         --        13,808         2,911     22,827         --           --        39,546
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current assets......................         --       159,810       289,203    154,490         --           --       603,503
Property, plant and equipment, net........         --       493,055       649,494    272,444         --           --     1,414,993
Intangible assets.........................         --         1,843        82,316         31         --           --        84,190
Goodwill..................................         --        40,398       303,546      6,840         --           --       350,784
Net intercompany..........................         --     1,151,550            --         --         --   (1,151,550)           --
Investment in subsidiaries................         --       423,023       215,748         --         --     (638,771)           --
Other non-current assets..................         --        94,126         1,396      2,625         --           --        98,147
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total assets.............................. $       --    $2,363,805    $1,541,703   $436,430   $     --  $(1,790,321)   $2,551,617
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses... $       --    $  140,007    $  112,260   $ 94,117   $     --  $        --    $  346,384
  Current portion of long-term debt.......         --        18,942            --      6,712         --           --        25,654
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current liabilities.................         --       158,949       112,260    100,829         --           --       372,038
Long-term debt............................         --     2,438,490            --      1,061         --           --     2,439,551
Deferred income taxes.....................         --            --       131,194      7,645         --           --       138,839
Other non-current liabilities.............         --        13,377            --      8,250         --           --        21,627
Investment in subsidiaries................    247,011            --            --         --         --     (247,011)           --
Net intercompany..........................    187,089            --       921,083     43,378         --   (1,151,550)           --
Minority interest.........................         --            --            --     13,662         --           --        13,662
Commitments and contingent liabilities....         --            --            --         --         --           --            --
Partners' capital (deficit)...............   (434,100)     (247,011)      377,166    261,605         --     (391,760)     (434,100)
                                           ----------    ----------    ----------   --------   --------- -----------    ----------
Total liabilities and partners' capital
(deficit)................................. $       --    $2,363,805    $1,541,703   $436,430   $     --  $(1,790,321)   $2,551,617
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (In thousands)


                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------

  Net sales............................... $       --    $  243,177    $  275,667   $116,465   $     --  $   (14,770)   $  620,539
  Cost of goods sold......................         --       214,713       241,216     99,841         --      (14,770)      541,000
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  Gross profit............................         --        28,464        34,451     16,624         --           --        79,539
  Selling, general and administrative
  expenses................................         --        27,572         1,969      5,849         --           --        35,390
  Impairment charges......................         --         1,605            --         --         --           --         1,605
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
  Operating (loss) income.................         --          (713)       32,482     10,775         --           --        42,544
  Interest expense, net...................         --        27,027        14,849        898         --           --        42,774
  Other expense, net......................         --            71            53        213         --           --           337
  Equity in loss (earnings) of subsidiaries    11,537       (16,322)       (3,484)        --         --        8,269            --
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  (Loss)/income before income taxes and
  minority interest ......................    (11,537)      (11,489)       21,064      9,664         --       (8,269)         (567)
  Income tax provision....................         --            48         6,858      3,520         --           --        10,426
  Minority interest.......................         --            --            --        544         --           --           544
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  Net (loss) income....................... $  (11,537)   $  (11,537)   $   14,206   $  5,600   $     --  $    (8,269)   $  (11,537)
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 28, 2004
                                 (In thousands)


                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------


  Net sales............................... $       --    $  202,304    $    9,243   $ 57,955   $     --  $    (9,215)   $  260,287
  Cost of goods sold......................         --       161,874         9,383     48,034         --       (9,215)      210,076
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  Gross profit............................         --        40,430          (140)     9,921         --           --        50,211
  Selling, general and administrative
  expenses................................         --        12,560             4      4,452         --           --        17,016
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
  Operating income (loss).................         --        27,870          (144)     5,469         --           --        33,195
  Interest expense (income), net..........      4,670        15,576           (88)       718         --           --        20,876
  Other (income) expense, net.............         --          (141)            7       (213)        --           --          (347)
  Equity in earnings of subsidiaries......    (15,212)       (2,800)         (282)        --         --       18,294            --
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  Income (loss) before income taxes and
  minority interest ......................     10,542        15,235           219      4,964         --      (18,294)       12,666
  Income tax provision....................         --            23            --      1,722         --           --         1,745
  Minority interest.......................         --                          --        379         --           --           379
                                           ----------    ----------    ----------   --------   --------  -----------    ----------

  Net income (loss)....................... $   10,542    $   15,212    $      219   $  2,863   $     --  $   (18,294)   $   10,542
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (In thousands)



                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------


 Operating activities:
 Net cash provided by operating
 activities............................... $       --    $   21,602    $   16,356   $  2,627   $     --  $        --    $   40,585
 Investing activities:
  Net purchases of property, plant and
  equipment...............................         --       (38,669)      (16,345)    (7,391)        --           --       (62,405)
  Acquisitions of/investments in
  businesses, net of cash  acquired.......         --       (30,813)          (10)    (2,138)        --           --       (32,961)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Net cash used in investing activities....         --       (69,482)     (16,355)     (9,529)        --           --       (95,366)
 Financing activities:
  Proceeds from issuance of long-term debt         --       253,680            --     15,096         --           --       268,776
  Payment of long-term debt...............         --      (204,443)           --    (14,836)        --           --      (219,279)
  Debt issuance fees......................         --          (435)           --         --         --           --          (435)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Net cash provided by financing activities         --        48,802            --        260         --           --        49,062
 Effect of exchange rate changes..........         --            --            --       (839)        --           --          (839)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Increase (decrease) in cash and cash
 equivalents..............................         --           922             1     (7,481)        --           --        (6,558)
 Cash and cash equivalents at beginning of
 period...................................         --         1,080            --     21,051         --           --        22,131
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Cash and cash equivalents at end of
 period................................... $       --    $    2,002    $        1   $ 13,570   $     -   $        --    $   15,573
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 28, 2004
                                 (In thousands)



                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------

 Operating activities:
 Net cash (used in) provided by operating
 activities............................... $   (9,084)   $   12,245    $       40   $  7,440   $     --  $        --    $   10,641
 Investing activities:
   Net purchases of property, plant and
   equipment..............................         --       (24,187)           --     (4,950)        --           --       (29,137)
   Acquisition  of/investment in a business,
   net of cash acquired...................      9,084        (9,084)          (40)        --         --           --           (40)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Net cash provided by (used in) investing
 activities...............................      9,084       (33,271)          (40)    (4,950)        --           --       (29,177)
 Financing activities:
   Proceeds from issuance of long-term debt        --        90,343            --      1,402         --           --        91,745
   Payment of long-term debt..............         --       (67,057)           --     (3,076)        --           --       (70,133)
   Debt issuance fees.....................         --       ( 1,500)           --         --         --           --        (1,500)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Net cash provided by (used in) financing
 activities...............................         --        21,786            --     (1,674)        --           --        20,112
 Effect of exchange rate changes..........         --            --            --       (545)        --           --          (545)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Increase in cash and cash equivalents....         --           760            --        271         --           --         1,031
 Cash and cash equivalents at beginning of
 period...................................         --           847            --      6,220         --           --         7,067
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
 Cash and cash equivalents at end of
 period................................... $       --    $    1,607    $       --   $  6,491   $     --  $        --    $    8,098
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13. Comprehensive Income (Loss)

         Comprehensive income (loss) for the three months ended March 31, 2005 and March 28, 2004 was as follows:

                                                    Three Months Ended
                                                    ------------------
                                                 March 31,      March 28,
                                                  2005            2004
                                                  ----            ----
                                                     (In thousands)
Net (loss) income.............................  $ (11,537)      $ 10,542
Changes in fair value of derivatives..........      9,744         (3,458)
Additional minimum pension liability..........          7             12
Cumulative translation adjustment.............     (9,578)        (4,935)
                                                ---------       --------
Comprehensive income (loss)...................  $ (11,364)      $  2,161
                                                =========       ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14. Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2005 and March 28, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                                                                     North                   South
                                                                    America     Europe      America   Eliminations      Total
                                                                    -------     ------      -------   ------------      -----
                                                                      (a)        (a)          (a)          (b)          (a)
                                                                                         (In thousands)
Net sales (c) (d)            Three months ended March 31, 2005      $  538,687   $ 66,557    $15,295     $      --   $  620,539
                             Three months ended March 28, 2004         214,609     36,972      8,764           (58)     260,287

Operating income             Three months ended March 31, 2005          35,864      4,677      2,003            --       42,544
                             Three months ended March 28, 2004          29,894      3,141        160            --       33,195

Depreciation and             Three months ended March 31, 2005          49,707      4,939        838            --       55,484
   amortization (e)          Three months ended March 28, 2004          18,093      3,024        581            --       21,698

Impairment charges           Three months ended March 31, 2005           1,605         --         --            --        1,605
                             Three months ended March 28, 2004              --         --         --            --           --

Interest expense, net (e)    Three months ended March 31, 2005          42,056        496        222            --       42,774
                             Three months ended March 28, 2004          20,245        560         71            --       20,876

Income tax provision         Three months ended March 31, 2005           8,191      1,862        373            --       10,426
                             Three months ended March 28, 2004             189      1,212        344            --        1,745

Identifiable assets (c) (d)  As of March 31, 2005                    2,681,306    305,723     49,482      (410,552)   2,625,959
(f)
                             As of December 31, 2004                 2,597,442    300,161     46,877      (392,863)   2,551,617

Goodwill (f)                 As of March 31, 2005                      306,252     16,008        699            --      322,959
                             As of December 31, 2004                   333,174     16,916        694            --      350,784

Net capital expenditures,    Three months ended March 31, 2005          56,342      4,703      1,360            --       62,405
   excluding acquisitions    Three months ended March 28, 2004          24,448      3,237      1,452            --       29,137

(a)  On October 7, 2004, the Company acquired O-I Plastic.

(b) To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.

(c) The Company's net sales for Europe include sales in France which totaled approximately $20.1 million and $17.5 million for the three months ended March 31, 2005 and March 28, 2004, respectively. Identifiable assets in France totaled approximately $128.9 million and $132.9 million as of March 31, 2005 and December 31, 2004, respectively.

(d) The Company's net sales for North America include sales in Mexico which totaled approximately $29.9 million and $7.5 million for the three months ended March 31, 2005 and March 28, 2004, respectively. Identifiable assets in Mexico totaled approximately $105.7 million and $96.7 million as of March 31, 2005 and December 31, 2004, respectively. Approximately all of the North America reportable segment's remaining net sales and identifiable assets are in the United States.

(e)  Includes amortization of debt issuance fees.

(f) Intangible assets and goodwill associated with the acquisitions of O-I Plastic and the Tetra Pak operations are included in the North America reportable segment at March 31, 2005 and December 31, 2004 as it is not practicable to allocate these assets among the reportable segments until the final determination of the purchase price and related allocation to the fair value of assets acquired and liabilities assumed has been made.

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


Product Net Sales Information

         The following is supplemental information on net sales by product category:

                                                  Three Months Ended
                                                  ------------------
                                               March 31,      March 28,
                                                 2005           2004
                                                 ----           ----
                                                     (In thousands)
Food and Beverage........................      $352,611       $154,876
Household..................................     124,127         49,187
Automotive Lubricants......................      68,471         56,224
Personal Care/Specialty (1)................      75,330             --
                                               --------       --------
Total Net Sales............................    $620,539       $260,287
                                               ========       ========

(1) Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household category.


15. Pension Plans

         The components of net periodic pension cost for the Company's U.S. defined benefit pension plans consisted of the following:

                                                    Three Months Ended
                                                    ------------------
                                                March 31,         March 28,
                                                   2005             2004
                                                   ----             ----
                                                      (In thousands)
Components of net periodic pension cost:
Service cost...............................      $2,527            $  872
Interest cost..............................         891               761
Expected return on plan assets.............        (852)             (708)
Net amortization and deferral..............         438               200
                                                 ------            ------
Net periodic pension cost..................      $3,004            $1,125
                                                 ======            ======

         The increase in net periodic pension cost in the first three months of 2005 was primarily attributable to higher service and interest costs in 2005 as a result of significantly higher headcount from the acquisition of O-I Plastic in the fourth quarter of 2004. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2004.

         The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $4.5 million to its pension plans in 2005. As of March 31, 2005 $3.1 million of contributions to its U.S. pension plans has been made.


16. Subsequent Event

         In March 2005 the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company will terminate the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquire all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. and the operating companies thereunder. Closing of this transaction occurred on May 9, 2005, resulting in a payment by the Company of $13.9 million.

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

         All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item
3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

o the Company's exposure to fluctuations in resin prices and its dependence on resin supplies;
o    risks associated with the Company's international operations;
o the Company's dependence on significant customers and the risk that customers will not purchase the Company's products in the amounts expected by the Company under their requirements contracts;
o the majority of the Company's sales are made pursuant to requirements contracts;
o    a decline in prices of plastic packaging;
o the Company's ability to develop product innovations and improve the Company's production technology and expertise;
o    infringement on the Company's proprietary technology;
o    risks associated with environmental regulation and liabilities;
o the possibility that the Company's majority shareholder's interests will conflict with the Company's interests;
o the Company's dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
o the Company's ability to successfully continue to integrate the plastic container business of Owens-Illinois, Inc.("O-I Plastic") into the Company's business and operations;
o the Company's ability to continue to achieve expected cost savings in connection with the acquisition of the plastic container business of Owens-Illinois, Inc.;
o the restrictive covenants contained in instruments governing the Company's indebtedness;
o    the Company's high degree of leverage and substantial debt service;
o the Company's ability to successfully integrate its business with those of other businesses that the Company may acquire;
o risks associated with a significant portion of the Company's employees being covered by collective bargaining agreements; and
o    the Company's dependence on blow molding equipment providers.

See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


Overview

         The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants categories and as of the end of the first quarter operates 90 manufacturing facilities throughout North America, Europe and South America. The Company's primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

         Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. The Company has established itself as a leader in the value-added segment for hot-fill PET juice containers. Recently, the Company has been a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through March 31, 2005, the Company has invested over $1,225.0 million in capital expenditures, which includes approximately $678.0 million of purchase price allocations related to the O-I Plastic acquisition, in the food and beverage category. For the year ended December 31, 2004, the Company's sales of containers for the food and beverage category grew to $769.9 million from $333.4 million in 1999, which includes sales of $107.3 million for the fourth quarter of 2004 related to O-I Plastic.

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

         As of the end of the first quarter the Company operated 30 manufacturing facilities outside of the United States, either on its own or through joint ventures, in Argentina, Belgium, Brazil, Canada, Ecuador, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic on October 7, 2004 which included plants in Ecuador, Finland, Mexico, the Netherlands, the United Kingdom and Venezuela and the acquisition of certain Tetra-Pak operations on March 24, 2005 which included plants in Brazil, Belgium and Turkey.

         For the three months ended March 31, 2005, 73.2% of the Company's net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 13 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales for the three months ended March 31, 2005 and March 28, 2004. The Company's sales to this customer were 19.3% and 15.6% of total sales for the three months ended March 31, 2005 and March 28, 2004, respectively. For the three months ended March 31, 2005, approximately 98% and 2% of the sales to this customer were made in North America and Europe, respectively. The Company also had sales to one other customer which exceeded 10% of total sales for the three months ended March 28, 2004. The Company's sales to this customer were 12.1% of total sales for the three months ended March 28, 2004.

         Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three months ended March 2005 and 2004:

                                  Three Months Ended
                                         March
                                         -----
                                  2005          2004
                                  ----          ----
PET........................       $0.77         $0.64
HDPE.......................        0.63          0.53


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

         Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Results of Operations

         The following tables set forth the major components of the Company's net sales and such net sales expressed as a percentage of total net sales:

                                         Three Months Ended
                                         ------------------
                                    March 31,           March 28
                                      2005                2004
                                      ----                ----
                                        (Dollars in millions)
North America................    $538.7    86.8%    $214.6     82.5%
Europe.......................      66.5    10.7       37.0     14.2
South America................      15.3     2.5        8.7      3.3
                                 ------   -----     ------    -----
   Total Net Sales...........    $620.5   100.0%    $260.3    100.0%
                                 ======   =====     ======    =====


                                         Three Months Ended
                                         ------------------
                                    March 31,           March 28,
                                      2005                2004
                                      ----                ----
                                        (Dollars in millions)
Food and Beverage............    $352.6     56.8%   $154.9     59.5%
Household....................     124.1     20.0      49.2     18.9
Automotive Lubricants........      68.5     11.0      56.2     21.6
Personal Care/Specialty (1)        75.3     12.2        --       --
                                 ------   ------    ------    -----
   Total Net Sales...........    $620.5   100.0%    $260.3    100.0%
                                 ======   =====     ======    =====

(1) Prior to the acquisition of O-I Plastic, sales of Personal Care/Specialty containers were not significant and are included in the Household category.


Three Months Ended March 31, 2005 Compared to Three Months Ended March 28, 2004

         Net Sales. Net sales for the three months ended March 31, 2005 increased $360.2 million, or 138.4%, to $620.5 million from $260.3 million for the three months ended March 28, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $303.6 million, as well as an increase in resin pricing. Container units sold increased 81.7%. On a geographic basis, sales for the three months ended March 31, 2005 in North America increased $324.1 million, or 151.0%, from the three months ended March 28, 2004, including sales for O-I Plastic of $283.7 million, and included higher container units sold of 116.6%. North American sales in the food and beverage category, the household category, the automotive lubricants category and the personal care/specialty category contributed $172.8 million, $68.1 million, $10.0 million and $73.2 million, respectively, to the increase. Container units sold in North America increased 104.4% in the food and beverage category, increased 96.4% in the household category and decreased 4.9% in the automotive lubricants category. Sales for the three months ended March 31, 2005 in Europe increased $29.5 million, or 79.7%, compared to sales for the three months ended March 28, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $17.1 million, and favorable exchange rate changes of approximately $4.1 million. Container units sold in Europe increased 27.2% compared to the same period last year. Sales in South America for the three months ended March 31, 2005 increased $6.6 million, or 75.9%, from the three months ended March 28, 2004, in part due to the acquisition of O-I Plastic, which accounted for $2.8 million, and favorable exchange rate changes of approximately $0.8 million. Container units sold in South America increased 84.1% compared to the same period last year.

         Gross Profit. Gross profit for the three months ended March 31, 2005 increased $29.3 million to $79.5 million from $50.2 million for the three months ended March 28, 2004. Gross profit for the three months ended March 31, 2005 increased $24.6 million, $2.7 million and $2.0 million in North America, Europe and South America, respectively, when compared to the three months ended March 28, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic, of $30.2 million and a favorable impact from changes in foreign currency exchange rates of $1.0 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring expenses of $0.9 million and a net increase in project costs of $1.0 million.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 increased $18.4 million to $35.4 million from $17.0 million for the three months ended March 28, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $6.6 million and $0.1 million for the three months ended March 31, 2005 and March 28, 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.7% of sales for the three months ended March 31, 2005 from 6.5% of sales for the three months ended March 28, 2004.

         Impairment Charges. Impairment charges were $1.6 million for the three months ended March 31, 2005 as compared to no impairment charges for the three months ended March 28, 2004. Due to a change in the ability to utilize certain assets in the Unites States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.6 million for the three months ended March 31, 2005.

         Interest Expense, Net. Interest expense, net increased $21.9 million to $42.8 million for the three months ended March 31, 2005 from $20.9 million for the three months ended March 28, 2004. The increase was primarily related to significantly higher debt levels in the first quarter of 2005 following the refinancing on October 7, 2004 in connection with the acquisition of O-I Plastic.

         Other Expense (Income), Net. Other expense, net was $0.3 million for the three months ended March 31, 2005 as compared to other income, net of $0.3 million for the three months ended March 28, 2004, primarily due to higher foreign exchange losses.

         Income Tax Provision. Income tax provision increased $8.7 million to $10.4 million for the three months ended March 31, 2005 from $1.7 million for the three months ended March 28, 2004. The increase was primarily related to taxable earnings in certain of the Company's domestic subsidiaries for the three months ended March 31, 2005 as compared to the three months ended March 28, 2004.

         Minority Interest. Minority interest increased $0.1 million to $0.5 million for the three months ended March 31, 2005 from $0.4 million for the three months ended March 28, 2004 due to an increase related to the Company's joint venture in Mexico.

         Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $11.5 million for the three months ended March 31, 2005 compared to net income of $10.5 million for the three months ended March 28, 2004.


Effect of Changes in Exchange Rates

         In general, the Company's results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $9.6 million and $4.9 million for the three months ended March 31, 2005 and March 28, 2004, respectively.


Derivatives

         During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January of 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." The effective portion of the cash flow hedges is recorded in other comprehensive income ("OCI") and was an unrealized gain of $9.7 million for the three months ended March 31, 2005. Approximately 38% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company's interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $13.1 million unrealized gain recorded in accumulated OCI as of March 31, 2005.


Liquidity and Capital Resources

         In the three months ended March 31, 2005, the Company funded, through its various borrowing arrangements and operating activities, $95.4 million of investing activities, consisting of $62.4 million of net capital expenditures, $32.6 million for the purchase of certain Tetra-Pak operations and $0.4 million related to the acquisition of O-I Plastic.

         In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first-lien credit agreement (the "Credit Agreement") and a new second-lien credit agreement (the "Second-Lien Credit Agreement" and, together with the Credit Agreement, the "Credit Agreements") (the "Transactions"). The Credit Agreements currently consist of a term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million and a revolving credit facility to the Operating Company totaling $250.0 million. The unused availability of the revolving credit facility under the Credit Agreement at March 31, 2005 was $167.9 million. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The
Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of March 31, 2005, the Company was in compliance with all covenants.

         The Transactions also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively "the Notes"). The Notes are unconditionally guaranteed by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

         At March 31, 2005, the Company's total indebtedness was $2,514.5 million.

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

           Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Covenant compliance EBITDA is calculated in the Credit Agreements and Indentures by adding minority interest, extraordinary items, interest expense, interest income, income taxes, depreciation and amortization expense, impairment charges, the ongoing $5.0 million per year fees paid to certain of the partners of Holdings under existing agreements, non-cash equity in earnings of joint ventures, other non-cash charges, the Recapitalization expenses, special charges and unusual items and certain other charges to net income (loss).

         For the three months ended March 31, 2005, covenant compliance EBITDA was $118.9 million, including certain required adjustments in accordance with the Company's Credit Agreements of $11.0 million. All of the components of covenant compliance EBITDA for this period, to the extent applicable, are derived from information presented in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q, other than the aforementioned $11.0 million of required adjustments and other non-cash charges and certain other charges (which includes expenses related to the acquisition of O-I Plastic, global reorganization costs, project costs and other costs) of $10.0 million.

         The breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA could result in a default under those agreements and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Notes. Additionally, under the debt agreements, the Company's ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. For the four quarters ended March 31, 2005, Graham Packaging Company, L.P.'s covenant compliance EBITDA was $457.8 million, which includes $146.1 million of certain required adjustments in accordance with the Company's Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.93x and 5.46x, respectively. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company's total assets.

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

         Capital expenditures, net of proceeds on sales of fixed assets and excluding acquisitions, for the three months ended March 31, 2005 were $62.4 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company's current facilities are approximately $60.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

         For the fiscal year 2005, the Company expects to incur approximately $280.0 million of capital investments, excluding the purchase of the remaining 49% interest in Graham Innopack de Mexico S. de R.L. de C.V., the acquisition of certain Tetra-Pak operations and the return of any purchase price related to the acquisition of O-I Plastic. Approximately $50.0 million of these investments are to realize certain cost savings related to the acquisition of O-I Plastic. However, total capital investments for 2005 will depend on the size and timing of growth related opportunities. 2005 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company's principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company's ongoing operations and its foreseeable capital requirements.

         On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended the equipment sales, services and license agreement to, among other things, obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2005.

Subsequent Event

         In March 2005 the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company will terminate the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquire all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. and the operating companies thereunder. Closing of this transaction occurred on May 9, 2005, resulting in a payment by the Company of $13.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table provides disclosure as of March 31, 2005 for financial instruments that have experienced material changes in fair value since December 31, 2004.



                                                                                                           Fair Value
                             Expected Maturity Date of Interest Rate Swap Agreements at March 31, 2005      March 31,
                             -------------------------------------------------------------------------
                            2005        2006        2007        2008        2009     Thereafter   Total      2005
                            ----        ----        ----        ----        ----     ----------   -----      ----
                                                             (Dollars in thousands)                (1)

Derivatives matched
  against liabilities:
  Pay fixed swaps              --       $400,000   $500,000   $ 200,000     --          --        --       $13,129
  Pay rate                     --        2.60%      3.90%        3.87%      --          --        --
  Receive rate                 --        3.79%      4.55%        4.55%      --          --        --


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


Dated:  May 13, 2005


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