Form 10-Q
period 2005-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2005-08-12
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Incorporation or organization)

2401 Pleasant Valley Road

York, Pennsylvania 17402

(717) 849-8500

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No ☐; and (2) has been subject to such filing requirements for the past 90 days, Yes ☐ No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes ☐               No ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	6:	Exhibits	40

Signature			41

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,239	$22,131
Accounts receivable, net	311,437	250,981
Inventories	223,472	235,094
Deferred income taxes	57,352	57,500
Prepaid expenses and other current assets	34,735	37,797
Total current assets	642,235	603,503
Property, plant and equipment, net	1,475,477	1,414,993
Intangible assets	80,864	84,190
Goodwill	323,053	350,784
Other non-current assets	86,553	98,147
Total assets	$2,608,182	$2,551,617

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$343,771	$346,384
Current portion of long-term debt	26,604	25,654
Total current liabilities	370,375	372,038
Long-term debt	2,533,349	2,439,551
Deferred income taxes	139,897	138,839
Other non-current liabilities	21,784	21,627
Minority interest	—	13,662
Commitments and contingent liabilities (see Note 11)	—	—
Partners’ capital (deficit)	(457,223)	(434,100)
Total liabilities and partners’ capital (deficit)	$2,608,182	$2,551,617

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2005	2004	2005	2004
	(In thousands)
Net sales	$644,732	$280,114	$1,265,270	$540,400
Cost of goods sold	566,402	224,999	1,108,495	435,074
Gross profit	78,330	55,115	156,775	105,326
Selling, general and administrative expenses	32,065	16,088	66,360	33,105
Impairment charges	—	400	1,605	400
Operating income	46,265	38,627	88,810	71,821
Interest expense, net	43,456	20,317	86,230	41,193
Other expense (income), net	129	222	466	(126)
Income before income taxes and minority interest	2,680	18,088	2,114	30,754
Income tax (benefit) provision	(1,652)	1,641	8,774	3,386
Minority interest	184	457	728	836
Net income (loss)	$4,148	$15,990	$(7,388)	$26,532

Net income (loss) allocated to general partners	$207	$800	$(369)	$1,327
Net income (loss) allocated to limited partners	$3,941	$15,190	$(7,019)	$25,205

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(Unaudited)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Consolidated balance at January 1, 2004	$(20,282)	$(390,182)	$(2,749)	$(8,327)	$(421,540)

Net loss for the year	(2,032)	(38,600)	—	—	(40,632)
Changes in fair value of derivatives	—	—	—	5,813	5,813
Additional minimum pension liability	—	—	—	(992)	(992)
Cumulative translation adjustment	—	—	—	23,414	23,414
Comprehensive loss					(12,397)
Stock compensation expense	—	8	—	—	8
Interest on notes receivable for ownership interests	—	—	(171)	—	(171)
Consolidated balance at December 31, 2004	(22,314)	(428,774)	(2,920)	19,908	(434,100)

Net loss for the period	(369)	(7,019)	—	—	(7,388)
Changes in fair value of derivatives	—	—	—	1,620	1,620
Additional minimum pension liability	—			15	15
Cumulative translation adjustment	—	—	—	(17,410)	(17,410)
Comprehensive loss					(23,163)
Stock compensation expense	—	131	—	—	131
Interest on notes receivable for ownership interests	—	—	(91)	—	(91)
Consolidated balance at June 30, 2005	$(22,683)	$(435,662)	$(3,011)	$4,133	$(457,223)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 27, 2004
	(In thousands)
Operating activities:
Net (loss) income	$(7,388)	$26,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106,563	40,361
Amortization of debt issuance fees	5,193	2,731
Impairment charges	1,605	400
Stock compensation expense	131	4
Minority interest	728	836
Foreign currency transaction loss	589	88
Interest receivable for ownership interests	(91)	(85)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(62,843)	(27,026)
Inventories	11,919	(6,250)
Prepaid expenses and other current assets	4,115	(2,317)
Other non-current assets and liabilities	1,934	2,486
Accounts payable and accrued expenses	358	10,950
Net cash provided by operating activities	62,813	48,710
Investing activities:
Purchases of property, plant and equipment	(135,686)	(53,539)
Proceeds from sale of property, plant and equipment	439	266
Acquisitions of/investments in businesses, net of cash acquired	(17,478)	(12,831)
Net cash used in investing activities	(152,725)	(66,104)
Financing activities:
Proceeds from issuance of long-term debt	577,618	165,420
Payment of long-term debt	(492,323)	(148,136)
Debt issuance fees	(809)	(1,500)
Net cash provided by financing activities	84,486	15,784
Effect of exchange rate changes	(1,466)	(697)
Decrease in cash and cash equivalents	(6,892)	(2,307)
Cash and cash equivalents at beginning of period	22,131	7,067
Cash and cash equivalents at end of period	$15,239	$4,760

Supplemental disclosures
Cash paid for taxes	$3,152	$1,536
Non-cash investing and financing activities:
Capital leases	9,217	—

See accompanying notes to condensed consolidated financial statements

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. Beginning with the quarter ended March 31, 2005, the Company has changed its quarter end dates for financial reporting purposes to the last calendar day in March, June, September and December.

All entities and assets owned by Holdings are referred to collectively as the “Company.” Graham Packaging Company, L.P. is referred to as the “Operating Company.”

Since October 7, 2004 the consolidated financial statements of the Company include the operations of Graham Packaging Acquisition Corp. and the subsidiaries thereof, as a result of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”). (Refer to Note 9 for a discussion of this acquisition).

Derivatives

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $1.6 million for the six months ended June 30, 2005. Approximately 79% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.0 million unrealized gain recorded in accumulated OCI as of June 30, 2005.

Comprehensive Income (Loss)

Changes in fair value of derivatives designated and accounted for as cash flow hedges, additional minimum pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net income (loss) to determine total comprehensive income (loss), which is displayed in the Condensed Consolidated Statements of Partners’ Capital (Deficit).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustment	Total
	(In thousands)
Balance at January 1, 2004	$(2,428)	$(3,283)	$(2,616)	$(8,327)
Change	5,813	(992)	23,414	28,235

Balance at December 31, 2004	3,385	(4,275)	20,798	19,908
Change	1,620	15	(17,410)	(15,775)

Balance at June 30, 2005	$5,005	$(4,260)	$3,388	$4,133

Option Plans

The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” SFAS 123, “Accounting for Stock Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net income (loss) for the three and six months ended June 30, 2005 and June 27, 2004 would have been reflected as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
	(In thousands)
As reported	$4,148	$15,990	$(7,388)	$26,532
Pro forma	3,831	15,944	(8,007)	26,440

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). For the Company, SFAS 123(R) will be effective as of the beginning of the first annual reporting period beginning after December 15, 2005. Therefore, the Company will be required to adopt SFAS 123(R) on January 1, 2006. The Company is currently in the process of assessing the impact of the adoption of SFAS 123(R) on its results of operations and financial position.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Inventory Cost

In November 2004, the FASB issued SFAS 151, “Inventory Costs – an amendment of APB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, the Company will be required to adopt SFAS 151 on January 1, 2006. The adoption of SFAS 151 will not have a significant impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.	Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Term loans	$1,792,750	$1,800,000
Revolving Credit Facility	113,000	19,000
Foreign and other revolving credit facilities	8,234	7,707
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	19,360	11,208
Other	1,609	2,290
	2,559,953	2,465,205
Less amounts classified as current	26,604	25,654
	$2,533,349	$2,439,551

In connection with the acquisition of O-I Plastic (see Note 9) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreements currently consist of a senior secured term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.25% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2005, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at June 30, 2005 was $124.9 million (as reduced by $12.1 million of outstanding letters of credit).

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

The acquisition of O-I Plastic and the related refinancing of the indebtedness of the Company also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

Cash paid for interest during the six months ended June 30, 2005 and June 27, 2004, net of amounts capitalized, totaled $72.1 million and $38.7 million, respectively.

3.	Inventories

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Finished goods	$156,989	$161,007
Raw materials and parts	66,483	74,087
	$223,472	$235,094

4.	Impairment Charges

In 2005, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.6 million for the six months ended June 30, 2005.

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

5.	Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2005 were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(In thousands)	(In thousands)	(In thousands)
Patented technology	$22,733	$(1,553)	$21,180	9 to 13.5 years
Customer relationships	33,989	(1,670)	32,319	3.75 to 20 years
Licensing agreements	28,000	(1,909)	26,091	11 years
Non-compete agreements	1,535	(261)	1,274	1 to 5 years
Total	$86,257	$(5,393)	$80,864

Amortization expense for the six months ended June 30, 2005 was $3.3 million.

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment		Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2004	$333,174		$16,916	$694	$350,784
Goodwill acquired during the period	13,056	*	—	—	13,056
Return of purchase price related to the acquisition of O-I Plastic (see Note 9)	(38,900)		—	—	(38,900)
Foreign currency translation and other adjustments	(217)		(1,678)	8	(1,887)
Balance at June 30, 2005	$307,113	**	$15,238	$702	$323,053

*$11,316 of goodwill associated with the acquisition of certain Tetra-Pak operations (see Note 9) is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it is not practicable to do so until the final allocation of the fair value of assets acquired and liabilities assumed has been made. The Company expects to finalize the purchase price allocation by the first quarter of 2006.

** $290,569 of goodwill associated with the acquisition of O-I Plastic (see Note 9) is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it is not practicable to do so until the final allocation of the fair value of assets acquired and liabilities assumed has been made. The Company expects to finalize the purchase price allocation by the fourth quarter of 2005.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$166,130	$191,971
Accrued employee compensation and benefits	54,850	51,545
Accrued interest	28,260	19,015
Other	94,531	83,853
	$343,771	$346,384

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

For the year ended December 31, 2004, the Company incurred costs of employee termination benefits in the United States, as a result of a redundancy in corporate staff related to the acquisition of O-I Plastic, of $1.1 million, which included the legal liability of severing 53 employees, all of which were terminated as of June 30, 2005. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. All of the cash payments for these termination benefits have been made as of June 30, 2005. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, in accordance with EITF 95-3. This liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 9 for a discussion of this acquisition). 224 employees of the plants scheduled to be closed have been terminated as of June 30, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2005. For the six months ended June 30, 2005, the Company incurred costs of employee termination benefits in the United States related to its corporate staff of $1.1 million, which included the legal liability of severing four employees, all of which were terminated as of June 30, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2007.

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

	France Reduction in Force	2003 United States Reduction in Force	2004 United States Reduction in Force	2005 United States Reduction in Force	United States Plant Closures	Total
Reserves at December 31, 2004	$631	$777	$77	$—	$3,294	$4,779
Increase in reserves	—	—	1	1,063	—	1,064
Cash payments	(111)	(149)	(78)	(333)	(1,821)	(2,492)
Reserves at June 30, 2005	$520	$628	$—	$730	$1,473	$3,351

8.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

9.	Acquisitions

Purchase of O-I Plastic

On October 7, 2004, the Company acquired O-I Plastic. With 2004 pro forma sales of $2.2 billion, the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

•	enhance its position as the leading supplier in value-added plastic packaging, by adding breadth and diversity to its portfolio of blue-chip customers;
•	optimize the complementary technology portfolios and product development capabilities of the Company and O-I Plastic to pursue attractive conversion opportunities across all product categories;

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

•

begin to realize significant cost savings by eliminating overlapping and redundant corporate and administrative functions, targeting productivity improvements at O-I Plastic’s facilities, consolidating facilities in geographic proximity to make them more cost-efficient and rationalizing plants and individual production lines with unattractive economics and/or cost structures. It should be noted that there are significant one-time costs associated with these cost savings; and

•	apply its proven business model, management expertise and best practices to deliver innovative designs and enhanced service levels to its combined customer base.

The Company acquired O-I Plastic for a total purchase price (including acquisition-related costs) of $1,191.5 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on October 7, 2004. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Cash	$10,860
Accounts receivable, net	130,343
Inventories	140,771
Deferred income taxes	48,239
Prepaid expenses and other current assets	11,312
Total current assets	341,525
Property, plant and equipment	736,265
Intangible assets	81,000
Goodwill	295,206
Other non-current assets	1,928

Total	1,455,924
Less liabilities assumed	264,449

Net cost of acquisition	$1,191,475

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The ultimate amount of such NOL’s will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL’s will at least equal $100 million. A deferred income tax asset of $39.2 million related to NOL’s of $100 million has been included in the purchase price allocation above.

The final determination of the O-I Plastic NOL’s acquired, as well as the final determination of the appraisals, could have a material impact on the purchase price allocation above, however such determinations will not have an impact on the total purchase price paid to the sellers. The Company expects to finalize the purchase price allocation by the fourth quarter of 2005.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Purchase of Certain Tetra-Pak Operations

On March 24, 2005, the Company acquired certain operations from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. for a total purchase price (including acquisition-related costs) of $36.0 million, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on March 24, 2005. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Accounts receivable, net	$3,063
Inventories	914
Total current assets	3,977
Property, plant and equipment	21,534
Goodwill	11,316

Total	36,827
Less liabilities assumed	870

Net cost of acquisition	$35,957

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
	(In millions)
Net sales	$644.7	$585.9	$1,270.8	$1,133.0
Net income (loss)	4.2	(1.1)	(6.4)	9.1

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

In March 2005, the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company terminated the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquired all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. (“Graham Innopack”) and the operating companies thereunder. Closing of this transaction occurred on May 9, 2005, resulting in a payment by the Company of $13.9 million for the 49% interest in Graham Innopack that it did not previously own.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

10.	Lease Commitments

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $11.8 million and $24.3 million for the three and six months ended June 30, 2005, respectively, and $6.3 million and $12.4 million for the three and six months ended June 27, 2004, respectively.

11.	Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended their equipment sales, services and license agreement (the “Equipment Sales, Services and License Agreement”) to, among other things, (i) limit the Company’s existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company’s significant competitors; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering with the ability to terminate the Company’s exclusivity right under the Equipment Sales, Services and License Agreement in the event the Company buys certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2005.

Subsequently, on January 13, 2004, the Company and Graham Engineering executed a second amendment to the Equipment Sales, Services and License Agreement. Such amendment removed restrictions originally placed upon the Company with respect to its use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

12.	Condensed Guarantor Data

On October 7, 2004, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8½% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9?% Senior Subordinated Notes due 2014. The notes were issued under Indentures issued on October 7, 2004. Holdings and domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guaranties are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,500	$1	$12,738	$—	$—	$15,239
Accounts receivable, net	—	84,089	137,732	89,616	—	—	311,437
Inventories	—	82,738	100,320	40,414	—	—	223,472
Deferred income taxes	—	—	56,115	1,237	—	—	57,352
Prepaid expenses and other current assets	—	12,826	3,154	18,755	—	—	34,735
Total current assets	—	182,153	297,322	162,760	—	—	642,235
Property, plant and equipment, net	—	559,043	646,689	269,745	—	—	1,475,477
Intangible assets	—	2,120	78,710	34	—	—	80,864
Goodwill	—	14,318	306,718	2,017	—	—	323,053
Net intercompany	—	1,165,975	—	—	—	(1,165,975)	—
Investment in subsidiaries	—	436,380	226,389	—	—	(662,769)	—
Other non-current assets	—	82,704	1,211	2,638	—	—	86,553
Total assets	$—	$2,442,693	$1,557,039	$437,194	$—	$(1,828,744)	$2,608,182

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$148,875	$99,038	$95,858	$—	$—	$343,771
Current portion of long-term debt	—	19,580	—	7,024	—	—	26,604
Total current liabilities	—	168,455	99,038	102,882	—	—	370,375
Long-term debt	—	2,532,275	—	1,074	—	—	2,533,349
Deferred income taxes	—	—	131,532	8,365	—	—	139,897
Other non-current liabilities	—	12,097	—	9,687	—	—	21,784
Investment in subsidiaries	270,134		—	—	—	(270,134)	—
Net intercompany	187,089	—	941,254	37,632	—	(1,165,975)	—
Minority interest	—	—	—	—	—	—	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(457,223)	(270,134)	385,215	277,554	—	(392,635)	(457,223)
Total liabilities and partners’ capital (deficit)	$—	$2,442,693	$1,557,039	$437,194	$—	$(1,828,744)	$2,608,182

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,080	$—	$21,051	$—	$—	$22,131
Accounts receivable, net	—	68,957	109,264	72,760	—	—	250,981
Inventories	—	75,965	122,068	37,061	—	—	235,094
Deferred income taxes	—	—	56,709	791	—	—	57,500
Prepaid expenses and other current assets	—	13,808	1,162	22,827	—	—	37,797
Total current assets	—	159,810	289,203	154,490	—	—	603,503
Property, plant and equipment, net	—	493,055	649,494	272,444	—	—	1,414,993
Intangible assets	—	1,843	82,316	31	—	—	84,190
Goodwill	—	40,398	303,546	6,840	—	—	350,784
Net intercompany	—	1,151,550	—	—	—	(1,151,550)	—
Investment in subsidiaries	—	423,023	215,748	—	—	(638,771)	—
Other non-current assets	—	94,126	1,396	2,625	—	—	98,147
Total assets	$—	$2,363,805	$1,541,703	$436,430	$—	$(1,790,321)	$2,551,617

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$140,007	$112,260	$94,117	$—	$—	$346,384
Current portion of long-term debt	—	18,942	—	6,712	—	—	25,654
Total current liabilities	—	158,949	112,260	100,829	—	—	372,038
Long-term debt	—	2,438,490	—	1,061	—	—	2,439,551
Deferred income taxes	—	—	131,194	7,645	—	—	138,839
Other non-current liabilities	—	13,377	—	8,250	—	—	21,627
Investment in subsidiaries	247,011	—	—	—	—	(247,011)	—
Net intercompany	187,089	—	921,083	43,378	—	(1,151,550)	—
Minority interest	—	—	—	13,662	—	—	13,662
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(434,100)	(247,011)	377,166	261,605	—	(391,760)	(434,100)
Total liabilities and partners’ capital (deficit)	$—	$2,363,805	$1,541,703	$436,430	$—	$(1,790,321)	$2,551,617

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$255,011	$289,360	$118,325	$—	$(17,964)	$644,732
Cost of goods sold	—	220,979	262,263	101,124	—	(17,964)	566,402
Gross profit	—	34,032	27,097	17,201	—	—	78,330
Selling, general and administrative expenses	1	(264)	26,414	5,914	—	—	32,065
Operating (loss) income	(1)	34,296	683	11,287	—	—	46,265
Interest expense, net	—	26,557	15,965	934	—	—	43,456
Other (income) expense, net	—	(1,979)	(837)	(80)	—	3,025	129
Equity in (earnings) loss of subsidiaries	(7,174)	2,181	(3,701)	—	—	8,694	—
Income (loss) before income taxes and minority interest	7,173	7,537	(10,744)	10,433	—	(11,719)	2,680
Income tax provision (benefit)	—	363	(5,878)	3,863	—	—	(1,652)
Minority interest	—	—	—	184	—	—	184
Net income (loss)	$7,173	$7,174	$(4,866)	$6,386	$—	$(11,719)	$4,148

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$498,188	$565,026	$234,789	$—	$(32,733)	$1,265,270
Cost of goods sold	—	435,693	504,572	200,963	—	(32,733)	1,108,495
Gross profit	—	62,495	60,454	33,826	—	—	156,775
Selling, general and administrative expenses	1	27,308	27,288	11,763	—	—	66,360
Impairment charges	—	1,605	—	—	—	—	1,605
Operating (loss) income	(1)	33,582	33,166	22,063	—	—	88,810
Interest expense, net	—	53,583	30,813	1,834	—	—	86,230
Other (income) expense, net	—	(1,907)	(784)	132	—	3,025	466
Equity in loss (earnings) of subsidiaries	4,362	(14,143)	(7,184)	—	—	16,965	—
(Loss) income before income taxes and minority interest	(4,363)	(3,951)	10,321	20,097	—	(19,990)	2,114
Income tax provision	—	411	981	7,382	—	—	8,774
Minority interest	—	—	—	728	—	—	728
Net (loss) income	$(4,363)	$(4,362)	$9,340	$11,987	$—	$(19,990)	$(7,388)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 27, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$219,265	$9,271	$61,706	$—	$(10,128)	$280,114
Cost of goods sold	—	176,468	9,310	49,349	—	(10,128)	224,999

Gross profit	—	42,797	(39)	12,357	—	—	55,115
Selling, general and administrative expenses	—	12,281	4	3,803	—	—	16,088
Impairment charges	—	400	—	—	—	—	400
Operating income (loss)	—	30,116	(43)	8,554	—	—	38,627
Interest expense (income), net	4,670	14,787	(96)	956	—	—	20,317
Other expense (income), net	—	56	(5)	171	—	—	222
Equity in earnings of subsidiaries	(20,660)	(5,420)	(2,968)	—	—	29,048	—

Income (loss) before income taxes and minority interest	15,990	20,693	3,026	7,427	—	(29,048)	18,088
Income tax provision	—	33	—	1,608	—	—	1,641
Minority interest	—	—	—	457	—	—	457

Net income (loss)	$15,990	$20,660	$3,026	$5,362	$—	$(29,048)	$15,990

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 27, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$421,569	$18,514	$119,660	$—	$(19,343)	$540,400
Cost of goods sold	—	338,342	18,693	97,382	—	(19,343)	435,074

Gross profit	—	83,227	(179)	22,278	—	—	105,326
Selling, general and administrative expenses	—	24,841	8	8,256	—	—	33,105
Impairment charges	—	400	—	—	—	—	400
Operating income (loss)	—	57,986	(187)	14,022	—	—	71,821
Interest expense (income), net	9,341	30,364	(184)	1,672	—	—	41,193
Other (income) expense, net	—	(86)	2	(42)	—	—	(126)
Equity in earnings of subsidiaries	(35,873)	(8,220)	(3,247)	—	—	47,340	—

Income (loss) before income taxes and minority interest	26,532	35,928	3,242	12,392	—	(47,340)	30,754
Income tax provision	—	55	—	3,331	—	—	3,386
Minority interest	—	—	—	836	—	—	836

Net income (loss)	$26,532	$35,873	$3,242	$8,225	$—	$(47,340)	$26,532

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$1,276	$49,448	$12,089	$—	$—	$62,813

Investing activities:
Net purchases of property, plant and equipment	—	(68,922)	(49,437)	(16,888)	—	—	(135,247)
Acquisitions of/investments in businesses, net of cash acquired	—	(15,330)	(10)	(2,138)	—	—	(17,478)
Net cash used in investing activities	—	(84,252)	(49,447)	(19,026)	—	—	(152,725)

Financing activities:
Proceeds from issuance of long-term debt	—	550,406	—	27,212	—	—	577,618
Payment of long-term debt	—	(465,201)	—	(27,122)	—	—	(492,323)
Debt issuance fees	—	(809)	—	—	—	—	(809)
Net cash provided by financing activities	—	84,396	—	90	—	—	84,486

Effect of exchange rate changes	—	—	—	(1,466)	—	—	(1,466)
Increase (decrease) in cash and cash equivalents	—	1,420	1	(8,313)	—	—	(6,892)
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$2,500	$1	$12,738	$—	$—	$15,239

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 27, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(9,084)	$33,509	$12,946	$11,339	$—	$—	$48,710

Investing activities:
Net purchases of property, plant and equipment	—	(40,492)	(115)	(12,666)	—	—	(53,273)
Acquisition of/investment in a business, net of cash acquired	9,084	(9,084)	(12,831)	—	—	—	(12,831)
Net cash provided by (used in) investing activities	9,084	(49,576)	(12,946)	(12,666)	—	—	(66,104)

Financing activities:
Proceeds from issuance of long-term debt	—	157,624	—	7,796	—	—	165,420
Payment of long-term debt	—	(140,221)	—	(7,915)	—	—	(148,136)
Debt issuance fees	—	(1,500)	—	—	—	—	(1,500)
Net cash provided by (used in) financing activities	—	15,903	—	(119)	—	—	15,784

Effect of exchange rate changes	—	—	—	(697)	—	—	(697)
Decrease in cash and cash equivalents	—	(164)	—	(2,143)	—	—	(2,307)
Cash and cash equivalents at beginning of period	—	847	—	6,220	—	—	7,067
Cash and cash equivalents at end of period	$—	$683	$—	$4,077	$—	$—	$4,760

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2005 and June 27, 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
	(In thousands)
Net income (loss)	$4,148	$15,990	$(7,388)	$26,532
Changes in fair value of derivatives	(8,125)	8,530	1,620	5,072
Additional minimum pension liability	8	16	15	28
Cumulative translation adjustment	(7,831)	(852)	(17,410)	(5,787)
Comprehensive income (loss)	$(11,800)	$23,684	$(23,163)	$25,845

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2005 and June 27, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
		(a)	(a)	(a)	(b)	(a)
		(In thousands)
Net sales (c) (d)	Three months ended June 30, 2005	$565,405	$63,865	$15,466	$(4)	$644,732
	Three months ended June 27, 2004	233,267	37,523	9,324	—	280,114
	Six months ended June 30, 2005	1,104,092	130,421	30,761	(4)	1,265,270
	Six months ended June 27, 2004	447,876	74,495	18,087	(58)	540,400

Operating income	Three months ended June 30, 2005	38,715	5,873	1,677	—	46,265
	Three months ended June 27, 2004	32,739	5,085	803	—	38,627
	Six months ended June 30, 2005	74,579	10,551	3,680	—	88,810
	Six months ended June 27, 2004	62,633	8,225	963	—	71,821

Depreciation and	Three months ended June 30, 2005	50,384	5,040	848	—	56,272
amortization (e)	Three months ended June 27, 2004	18,477	2,353	564	—	21,394
	Six months ended June 30, 2005	100,092	9,979	1,685	—	111,756
	Six months ended June 27, 2004	36,570	5,377	1,145	—	43,092

Impairment charges	Three months ended June 30, 2005	—	—	—	—	—
	Three months ended June 27, 2004	400	—	—	—	400
	Six months ended June 30, 2005	1,605	—	—	—	1,605
	Six months ended June 27, 2004	400	—	—	—	400

Interest expense, net (e)	Three months ended June 30, 2005	42,759	396	301	—	43,456
	Three months ended June 27, 2004	19,526	542	249	—	20,317
	Six months ended June 30, 2005	84,815	893	522		86,230
	Six months ended June 27, 2004	39,771	1,102	320	—	41,193

Income tax (benefit)	Three months ended June 30, 2005	(3,999)	1,978	369	—	(1,652)
provision	Three months ended June 27, 2004	257	1,086	298	—	1,641
	Six months ended June 30, 2005	4,192	3,840	742	—	8,774
	Six months ended June 27, 2004	446	2,298	642	—	3,386

Identifiable assets (c)(d)(f)	As of June 30, 2005	2,674,605	291,780	54,754	(412,957)	2,608,182
	As of December 31, 2004	2,597,442	300,161	46,877	(392,863)	2,551,617

Goodwill (f)	As of June 30, 2005	307,113	15,238	702	—	323,053
	As of December 31, 2004	333,174	16,916	694	—	350,784

Net capital expenditures,	Six months ended June 30, 2005	123,205	9,392	2,650	—	135,247
excluding acquisitions	Six months ended June 27, 2004	42,276	8,365	2,632	—	53,273

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	On October 7, 2004, the Company acquired O-I Plastic.
(b)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(c)

The Company’s net sales for Europe include sales in France which totaled approximately $16.3 million and $18.1 million for the three months ended June 30, 2005 and June 27, 2004, respectively, and $36.4 million and $35.6 million for the six months ended June 30, 2005 and June 27, 2004, respectively. Identifiable assets in France totaled approximately $119.1 million and $132.9 million as of June 30, 2005 and December 31, 2004, respectively.

(d)

The Company’s net sales for North America include sales in Mexico which totaled approximately $34.3 million and $9.1 million for the three months ended June 30, 2005 and June 27, 2004, respectively, and $64.2 million and $16.7 million for the six months ended June 30, 2005 and June 27, 2004, respectively. Identifiable assets in Mexico totaled approximately $108.3 million and $96.7 million as of June 30, 2005 and December 31, 2004, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

(e)	Includes amortization of debt issuance fees.
(f)

Intangible assets and goodwill associated with the acquisitions of O-I Plastic and the Tetra-Pak operations are included in the North America reportable segment at June 30, 2005 and December 31, 2004, as it is not practicable to allocate these assets among the reportable segments until the final determination of the purchase price for the Tetra-Pak operations and the allocations of the fair value of assets acquired and liabilities assumed for both acquisitions have been made.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
	(In thousands)
Food and Beverage	$377,249	$172,457	$729,860	$327,332
Household	123,076	47,271	247,203	96,458
Automotive Lubricants	71,435	60,386	139,906	116,610
Personal Care/Specialty (1)	72,972	—	148,301	—
Total Net Sales	$644,732	$280,114	$1,265,270	$540,400
(1)	Prior to the acquisition of O-I Plastic, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

15.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	Three Months Ended		Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,527	$872	$5,054	$1,744
Interest cost	890	761	1,781	1,523
Expected return on plan assets	(853)	(752)	(1,705)	(1,461)
Net amortization and deferral	55	200	493	399
Net periodic pension cost	$2,619	$1,081	$5,623	$2,205

The increase in net periodic pension cost in the first half of 2005 was primarily attributable to higher service and interest costs in 2005 as a result of significantly higher headcount from the acquisition of O-I Plastic in the fourth quarter of 2004. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $4.5 million to its pension plans in 2005. As of June 30, 2005, $3.1 million of contributions to its U.S. pension plans has been made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All entities and assets owned by Graham Packaging Holdings Company (“Holdings”) are referred to collectively as the “Company.” Graham Packaging Company, L.P. is referred to as the “Operating Company.”

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Business – Certain Risks of the Business” in Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of the first half of 2005, operated 88 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

Management believes that critical success factors to the Company’s business are its ability to:

•	develop its own proprietary technologies that provide meaningful competitive advantage in the marketplace;
•	maintain relationships with and serve the complex packaging demands of its customers which include some of the world’s largest branded consumer products companies;
•

forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

On October 7, 2004, the Company acquired O-I Plastic for approximately $1.2 billion. Since October 7, 2004 the Company’s operations have included the operations of O-I Plastic. Giving pro forma effect to the acquisition of O-I Plastic and the related refinancing, sales for the year ended December 31, 2004 would have been approximately $2.2 billion. The Company believes that the acquisition has enabled it to:

•	enhance its position as the leading supplier in value-added plastic packaging, by adding breadth and diversity to its portfolio of blue-chip customers;
•	optimize the complementary technology portfolios and product development capabilities of the Company and O-I Plastic to pursue attractive conversion opportunities across all product categories;
•

begin to realize significant cost savings by eliminating overlapping and redundant corporate and administrative functions, targeting productivity improvements at O-I Plastic’s facilities, consolidating facilities in geographic proximity to make them more cost-efficient and rationalizing plants and individual production lines with unattractive economics and/or cost structures. It should be noted that there are significant one-time costs associated with these cost savings; and

•	apply its proven business model, management expertise and best practices to deliver innovative designs and enhanced service levels to its combined customer base.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. Based on research prepared by Packaging Strategies and internal estimates, Management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Recently, Management believes the Company has become a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through June 30, 2005, the Company has invested over $1,240.0 million in capital expenditures, which includes approximately $657.0 million of purchase price allocations related to the O-I Plastic acquisition, in the food and beverage product category. For the year ended December 31, 2004, the Company’s sales of containers for the food and beverage product category grew to $769.9 million from $333.4 million in 1999, which includes sales of $107.3 million for the fourth quarter of 2004 related to the acquisition of O-I Plastic.

The Company’s household container product category is a stable product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now follows GDP growth as liquids have gained a predominant share of these products. The Company’s strongest position is in liquid laundry detergents, where the Company is a leader in plastic container design and manufacture. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 4% in 2004 as compared to 2003; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the future rate of decline of the domestic one quart motor oil container product category will be at a higher rate than the historical rate as the product category continues to migrate towards the Do-It-For-Me quick-lube market and larger multi-quart packages. The expected rate of decline in one quart motor oil containers is anticipated to be 8% to 10% over the next few years.

Based on the volume of its sales to many major suppliers of personal care/specialty products, Management believes the Company is among the leading suppliers in the personal care/specialty product category that includes products for the hair care, skin care, oral care and specialty markets. Management believes that its leading supply position results from its commitment to and reputation in new product development and container decoration. In addition, the Company has focused on a flexible manufacturing system to meet customers’ frequently changing requirements. This category, in general, grows with GDP.

As of June 30, 2005, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey.

For the six months ended June 30, 2005, 73.0% of the Company’s net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 13 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales for the six months ended June 30, 2005 and June 27, 2004. The Company’s sales to this customer were 19.2% and 15.6% of total sales for the six months ended June 30, 2005 and June 27, 2004, respectively. For the six months ended June 30, 2005, approximately 98% and 2% of the sales to this customer were made in North America and Europe, respectively. The Company also had sales to one other customer which exceeded 10% of total sales for the six months ended June 27, 2004. The Company’s sales to this customer were 11.7% of total sales for the six months ended June 27, 2004.

Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three and six months ended June 2005 and 2004:

	Three Months		Six Months
	Ended June		Ended June
	2005	2004	2005	2004
PET	$0.73	$0.71	$0.75	$0.67
HDPE	$0.57	$0.55	$0.60	$0.54

In general, the Company’s dollar gross profit is substantially unaffected by fluctuations in the prices of PET and HDPE resins, the primary raw materials for the Company’s products, because industry practice and the Company’s agreements with its customers permit substantially all resin price changes to be passed through to customers by means of corresponding changes in product pricing. Consequently, the Company believes that its cost of goods sold, as well as other expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers.

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of its partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended				Six Months Ended
	June 30, 2005		June 27, 2004		June 30, 2005		June 27, 2004
				(Dollars in millions)
North America	$565.4	87.7%	$233.3	83.3%	$1,104.1	87.3%	$447.9	82.9%
Europe	63.9	9.9	37.5	13.4	130.4	10.3	74.5	13.8
South America	15.4	2.4	9.3	3.3	30.8	2.4	18.0	3.3
Total Net Sales	$644.7	100.0%	$280.1	100.0%	$1,265.3	100.0%	$540.4	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2005		June 27, 2004		June 30, 2005		June 27, 2004
				(Dollars in millions)
Food and Beverage	$377.2	58.5%	$172.4	61.5%	$729.9	57.7%	$327.3	60.6%
Household	123.1	19.1	47.3	16.9	247.2	19.5	96.5	17.8
Automotive Lubricants	71.4	11.1	60.4	21.6	139.9	11.1	116.6	21.6
Personal Care/Specialty (1)	73.0	11.3	—	—	148.3	11.7	—	—
Total Net Sales	$644.7	100.0%	$280.1	100.0%	$1,265.3	100.0%	$540.4	100.0%

(1)	Prior to the acquisition of O-I Plastic, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 27, 2004

Net Sales. Net sales for the three months ended June 30, 2005 increased $364.6 million, or 130.2%, to $644.7 million from $280.1 million for the three months ended June 27, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic as well as an increase in resin pricing. Container units sold increased 78.8%. On a geographic basis, sales for the three months ended June 30, 2005 in North America increased $332.1 million, or 142.3%, from the three months ended June 27, 2004, and included higher container units sold of 112.5%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $181.5 million, $70.8 million, $8.9 million and $70.9 million, respectively, to the increase. Container units sold in North America increased 101.7% in the food and beverage product category, increased 98.2% in the household product category and decreased 1.0% in the automotive lubricants product category. Sales for the three months ended June 30, 2005 in Europe increased $26.4 million, or 70.4%, compared to sales for the three months ended June 27, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $17.7 million, and favorable exchange rate changes of approximately $3.1 million. Container units sold in Europe increased 19.9% compared to the same period last year. Sales in South America for the three months ended June 30, 2005 increased $6.1 million, or 65.6%, from the three months ended June 27, 2004, primarily due to the acquisition of O-I Plastic, which accounted for $2.8 million, and favorable exchange rate changes of approximately $1.9 million. Container units sold in South America increased 103.8% compared to the same period last year.

Gross Profit. Gross profit for the three months ended June 30, 2005 increased $23.2 million to $78.3 million from $55.1 million for the three months ended June 27, 2004. Gross profit for the three months ended June 30, 2005 increased $19.8 million, $2.2 million and $1.2 million in North America, Europe and South America, respectively, when compared to the three months ended June 27, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic, of $36.5 million and a favorable impact from changes in foreign currency exchange rates of $1.1 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring expenses of $7.0 million and a net increase in project costs of $7.4 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 increased $16.0 million to $32.1 million from $16.1 million for the three months ended June 27, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $5.2 million and $0.2 million for the three months ended June 30, 2005 and June 27, 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.0% of sales for the three months ended June 30, 2005 from 5.7% of sales for the three months ended June 27, 2004.

Impairment Charges. There were no impairment charges for the three months ended June 30, 2005 as compared to $0.4 million for the three months ended June 27, 2004. In 2004, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $0.4 million for the three months ended June 27, 2004.

Interest Expense, Net. Interest expense, net increased $23.2 million to $43.5 million for the three months ended June 30, 2005 from $20.3 million for the three months ended June 27, 2004. The increase was primarily related to significantly higher debt levels in the first half of 2005 following the refinancing on October 7, 2004 in connection with the acquisition of O-I Plastic.

Other Expense (Income), Net. Other expense, net was $0.1 million for the three months ended June 30, 2005 as compared to other expense, net of $0.2 million for the three months ended June 27, 2004, primarily due to lower foreign exchange losses.

Income Tax (Benefit) Provision. Income tax benefit was $1.7 million for the three months ended June 30, 2005 as compared to income tax provision of $1.6 million for the three months ended June 27, 2004. The change of $3.3 million was primarily related to taxable losses in certain of the Company’s domestic subsidiaries, acquired as part of the acquisition of O-I Plastic, for the three months ended June 30, 2005.

Minority Interest. Minority interest decreased $0.3 million to $0.2 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 27, 2004 due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $4.1 million for the three months ended June 30, 2005 compared to net income of $16.0 million for the three months ended June 27, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 27, 2004

Net Sales. Net sales for the six months ended June 30, 2005 increased $724.9 million, or 134.1%, to $1,265.3 million from $540.4 million for the six months ended June 27, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic as well as an increase in resin pricing. Container units sold increased 80.2%. On a geographic basis, sales for the six months ended June 30, 2005 in North America increased $656.2 million, or 146.5%, from the six months ended June 27, 2004, and included higher container units sold of 114.4%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $354.3 million, $138.9 million, $18.9 million and $144.1 million, respectively, to the increase. Container units sold in North America increased 103.0% in the food and beverage product category, increased 97.3% in the household product category and decreased 2.9% in the automotive lubricants product category. Sales for the six months ended June 30, 2005 in Europe increased $55.9 million, or 75.0%, compared to sales for the six months ended June 27, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $34.7 million, and favorable exchange rate changes of approximately $7.1 million. Container units sold in Europe increased 23.5% compared to the same period last year. Sales in South America for the six months ended June 30, 2005 increased $12.8 million, or 71.1%, from the six months ended June 27, 2004, in part due to the acquisition of O-I Plastic, which accounted for $5.7 million, and favorable exchange rate changes of approximately $2.6 million. Container units sold in South America increased 94.2% compared to the same period last year.

Gross Profit. Gross profit for the six months ended June 30, 2005 increased $51.5 million to $156.8 million from $105.3 million for the six months ended June 27, 2004. Gross profit for the six months ended June 30, 2005 increased $43.3 million, $5.0 million and $3.2 million in North America, Europe and South America, respectively, when compared to the six months ended June 27, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic, of $65.6 million and a favorable impact from changes in foreign currency exchange rates of $2.1 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring expenses of $7.8 million and a net increase in project costs of $8.4 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 increased $33.3 million to $66.4 million from $33.1 million for the six months ended June 27, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $11.8 million and $0.3 million for the six months ended June 30, 2005 and June 27, 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.2% of sales for the six months ended June 30, 2005 from 6.1% of sales for the six months ended June 27, 2004.

Impairment Charges. Impairment charges were $1.6 million for the six months ended June 30, 2005 as compared to $0.4 million for the six months ended June 27, 2004. In 2005, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.6 million for the six months ended June 30, 2005.

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

Interest Expense, Net. Interest expense, net increased $45.0 million to $86.2 million for the six months ended June 30, 2005 from $41.2 million for the six months ended June 27, 2004. The increase was primarily related to significantly higher debt levels in the first half of 2005 following the refinancing on October 7, 2004 in connection with the acquisition of O-I Plastic.

Other Expense (Income), Net. Other expense, net was $0.5 million for the six months ended June 30, 2005 as compared to other income, net of $0.1 million for the six months ended June 27, 2004, primarily due to higher foreign exchange losses.

Income Tax (Benefit) Provision. Income tax provision increased $5.4 million to $8.8 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 27, 2004. The increase was primarily related to taxable earnings in certain of the Company’s domestic subsidiaries, acquired as part of the acquisition of O-I Plastic, for the six months ended June 30, 2005.

Minority Interest. Minority interest decreased $0.1 million to $0.7 million for the six months ended June 30, 2005 from $0.8 million for the six months ended June 27, 2004 due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net Income (Loss). Primarily as a result of factors discussed above, net loss was $7.4 million for the six months ended June 30, 2005 compared to net income of $26.5 million for the six months ended June 27, 2004.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive income by $7.8 million and $0.9 million for the three months ended June 30, 2005 and June 27, 2004, respectively, and decreased comprehensive income by $17.4 million and $5.8 million for the six months ended June 30, 2005 and June 27, 2004, respectively.

Derivatives

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $1.6 million for the six months ended June 30, 2005. Approximately 79% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $5.0 million unrealized gain recorded in accumulated OCI as of June 30, 2005.

Liquidity and Capital Resources

In the six months ended June 30, 2005, the Company funded, through its various borrowing arrangements and operating activities, $152.7 million of investing activities, consisting of $135.2 million of net capital expenditures, $35.4 million for the purchase of certain Tetra-Pak operations, $13.9 million for the buyout of the minority interest in the Company’s joint venture in Mexico and $7.1 million of other investments, offset by the return of $38.9 million resulting from the resolution of adjustments related to the acquisition of O-I Plastic.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreements currently consist of a senior secured term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million and a revolving credit facility to the Operating Company totaling $250.0 million. The unused availability of the revolving credit facility under the Credit Agreement at June 30, 2005 was $124.9 million. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of June 30, 2005, the Company was in compliance with all covenants.

The acquisition of O-I Plastic and the related refinancing of the indebtedness of the Company also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At June 30, 2005, the Company’s total indebtedness was $2,560.0 million.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Any breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA (as defined below) could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of June 30, 2005, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements, and the Company currently anticipates being able to comply with such financial ratios and tests for the foreseeable future, however, the Company can not give any assurance this will occur. Covenant compliance EBITDA is used to determine the Company’s compliance with many of these covenants.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under the Credit Agreements and the Notes, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. The Company believes that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreements and the Notes. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to covenant compliance EBITDA is as follows:

Reconciliation of net income (loss) to EBITDA

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
	(In millions)
Net income (loss)	$4.1	$(7.4)	$(74.6)
Interest income	(0.1)	(0.3)	(0.5)
Interest expense	43.6	86.5	186.0
Income tax (benefit) provision	(1.7)	8.8	3.3
Depreciation and amortization	53.7	106.6	180.6

EBITDA	$99.6	$194.2	$294.8

Reconciliation of EBITDA to covenant compliance EBITDA

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
		(In millions)
EBITDA	$99.6	$194.2	$294.8
Minority interest	0.2	0.7	1.3
Impairment charges	—	1.6	8.2
Fees related to monitoring agreements(a)	1.3	2.5	4.3
Non-recurring items(b)	20.6	30.6	63.7
Pro forma adjustments (c)	11.8	23.5	91.0

Covenant compliance EBITDA	$133.5	$253.1	$463.3

(a)	Represents annual fees paid to Blackstone and a limited partner of Holdings under monitoring agreements.
(b)	The Company is required to adjust EBITDA, as defined above, for the following non-recurring items:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
		(In millions)
Reorganization and transaction related costs(i)	$12.0	$20.1	$45.1
Project startup costs(ii)	8.6	10.5	18.6
	$20.6	$30.6	$63.7

(i)	Represents non-recurring costs related to the acquisition of O-I Plastic, global reorganization costs and other costs.
(ii)	Represents non-recurring costs associated with project startups.

(c)	The Company is required to adjust EBITDA for synergy cost savings, as defined in the Credit Agreement, and the pro forma impact of acquisitions.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. For the four quarters ended June 30, 2005, the Operating Company’s covenant compliance EBITDA was $463.3 million, which includes $91.0 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.84x and 5.49x, respectively. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreements.

Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and
•

to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

As market conditions warrant, the Company and its major equityholders, including Blackstone Capital Partners III Merchant Bank Fund L.P. and its affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Capital expenditures, net of proceeds on sales of fixed assets and excluding acquisitions, for the six months ended June 30, 2005 were $135.2 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $60.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2005, the Company expects to incur approximately $280.0 million of capital investments, excluding the purchase of the remaining 49% interest in Graham Innopack de Mexico S. de R.L. de C.V., the acquisition of certain Tetra-Pak operations and the return of any purchase price related to the acquisition of O-I Plastic. Approximately $50.0 million of these investments are to realize certain cost savings related to the acquisition of O-I Plastic. However, total capital investments for 2005 will depend on the size and timing of growth related opportunities. 2005 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

On July 9, 2002, the Company and Graham Engineering, an affiliated company, amended their equipment sales, services and license agreement (the “Equipment Sales, Services and License Agreement”) to, among other things, (i) limit the Company’s existing rights in exchange for a perpetual license in the event Graham Engineering proposes to sell its rotary extrusion blow molding equipment business or assets to certain of the Company’s significant competitors; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales, Services and License Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) provide Graham Engineering with the ability to terminate the Company’s exclusivity right under the Equipment Sales, Services and License Agreement in the event the Company buys certain high output extrusion blow molding equipment from any supplier other than Graham Engineering; and (iv) obligate the Company, retroactive to January 1, 2002 and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2005.

Subsequently, on January 13, 2004, the Company and Graham Engineering executed a second amendment to the Equipment Sales, Services and License Agreement. Such amendment removed restrictions originally placed upon the Company with respect to its use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

Off-Balance Sheet Arrangements

As of June 30, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of June 30, 2005 for financial instruments that have experienced material changes in fair value since December 31, 2004.

	Expected Maturity Date of Interest Rate Swap Agreements at June 30, 2005							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	June 30, 2005
			(Dollars in thousands)				(1)
Derivatives matched against liabilities
Pay fixed swaps	—	$400,000	$650,000	$200,000	—	—	—	$5,005
Pay rate	—	2.60%	3.98%	3.87%	—	—	—
Receive rate	—	3.84%	4.00%	4.03%	—	—	—
(1)	Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date the Company’s disclosure controls and procedures were effective to ensure that material information relating to Holdings would be made known to them by others within the Company.

	(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect Holdings’ disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Holdings’ internal controls. As a result, no corrective actions were required or undertaken.

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

Dated: August 12, 2005

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	BCP/Graham Holdings LLC,
its General Partner

By:	/s/ John E. Hamilton

John E. Hamilton
Chief Financial Officer
(chief accounting officer and duly authorized officer)