Form 10-K/A
period 2004-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2005-11-14
CIK 1061507

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark  whether the  registrant  is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

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

                                Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Graham Packaging Holdings Company is to restate the December 31, 2004 Consolidated Balance Sheet to correct a misclassification between current deferred income tax assets and non-current deferred income tax liabilities and to file Exhibit 10.8 which had been omitted in the initial filing.

The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities by an amount of $46.6 million as of December 31, 2004 from those amounts previously reported. See Note 24 of the notes to the consolidated financial statements.

Except for the foregoing amended information, this Form 10-K/A Amendment No. 1 continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (the "SEC") subsequent to the date of the original filing. For the convenience of the reader, this Form 10-K/A Amendment No. 1 sets forth the original filing in its entirety. However, this Form 10-K/A Amendment No. 1 only amends and restates Items 6, 7, 8 and 9A of
Part II of the original filing solely to reflect the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain the currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-K/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and to reflect the addition of Exhibit 10.8.

Graham Packaging Holdings Company is also restating its Quarterly Reports for the periods ended March 31, 2005 and June 30, 2005 on Forms 10-Q/A Amendment No. 1 for the misclassification identified above.

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


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical facts included in this Annual Report on Form 10-K/A Amendment No. 1, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

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


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                    2004 (1)      2003        2002         2001        2000
                                                    ----          ----        ----         ----        ----
                                                                          (In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)                                        $ 1,353.0  $  978.7    $   906.7   $   923.1   $   842.6
Gross profit (2)                                         192.5     183.0        164.1       151.9       134.5
Selling, general and administrative expenses              87.4      66.9         63.8        58.2        56.2
Impairment charges (3)                                     7.0       2.5          5.1        38.0        21.1
Special charges and unusual items (4)                       --        --           --         0.2         1.1
                                                     ---------  --------    ---------   ---------   ---------
Operating income                                          98.1     113.6         95.2        55.5        56.1
Interest expense, net (5)                                140.5      96.6         81.8        98.5       101.7
Other (income) expense, net                               (1.1)     (0.3)         0.1         0.2         0.2
Income tax (benefit) provision (6)                        (2.1)      6.8          4.0         0.3         0.4
Minority interest                                          1.4       0.8          1.7         0.5        (0.6)
                                                     ---------- --------    ---------   ---------   ----------
Net (loss) income                                    $   (40.6) $    9.7    $     7.6   $   (44.0)  $   (45.6)
                                                     ========== ========    =========   ==========  ==========

                                                                       As of December 31,
                                                                       ------------------
                                                        2004 (1)  2003         2002        2001        2000
                                                        -----     ----         ----        ----        ----
                                                                          (In millions)
BALANCE SHEET DATA:
Total assets (9)                                     $ 2,505.0  $  876.1    $   798.3   $   758.6   $   821.3
Total debt                                             2,465.2   1,097.4      1,070.6     1,052.4     1,060.2
Partners' capital (deficit)                             (434.1)   (421.5)      (460.3)     (485.1)     (464.4)


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                        2004 (1)  2003         2002        2001        2000
                                                        -----     ----         ----        ----        ----
                                                                          (In millions)
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
   Operating activities                              $   107.5  $   85.7    $    92.4   $    52.5   $    90.9
   Investing activities                               (1,382.5)    (95.9)       (96.6)      (77.2)     (164.7)
   Financing activities                                1,288.4       8.2          1.3        24.3        78.4
Depreciation and amortization (7)                        114.4      71.8         75.8        71.7        66.2
Net capital expenditures (excluding acquisitions)        151.9      91.8         92.4        74.3       163.4
Investments (including acquisitions)                   1,230.6       4.1          --          0.2         0.1
Ratio of earnings to fixed charges (8)                      --       1.2x         1.1x         --          --


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

(9) See Note 24 to the consolidated financial statements related to the restatement of the December 31, 2004 consolidated balance sheet.

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

         The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed, and certain other measures. The Company and the sellers are in the process of resolving certain adjustments to the purchase price and these adjustments could be material. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes ("NOL's") that are allocated from the sellers to the Company. The ultimate amount of such NOL's will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL's will at least equal $100 million. A deferred tax benefit of $39.2 million related to NOL's of $100 million has been included in the purchase price allocation as of December 31, 2004.

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

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number

Report of Independent Registered Public Accounting Firm                   37

Audited Financial Statements                                              38

 Consolidated Balance Sheets at December 31, 2004 (restated) and 2003     38

 Consolidated Statements of Operations for the years ended
 December 31, 2004, 2003 and 2002                                         39

 Consolidated Statements of Partners' Capital (Deficit) for the
 years ended December 31, 2004, 2003 and 2002                             40

 Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, 2003 and 2002                                         41

 Notes to Consolidated Financial Statements                               42

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

As discussed in Note 24, the consolidated balance sheet as of December 31, 2004 has been restated.

DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
March 29, 2005 (November 10, 2005 as to the effects of the restatement described in Note 24)


                        GRAHAM PACKAGING HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,
                                                                             ------------
                                                                          2004(1)      2003
                                                                          ----         ----
         ASSETS
Current assets:
  Cash and cash equivalents                                           $   22,131    $     7,067
  Accounts receivable, net                                               246,518         96,456
  Inventories                                                            235,094         66,568
  Deferred income taxes                                                   10,891            310
  Prepaid expenses and other current assets                               42,260         18,912
                                                                      ----------    -----------
Total current assets                                                     556,894        189,313
Property, plant and equipment:
  Machinery and equipment                                              1,692,483      1,041,524
  Land, buildings and leasehold improvements                             264,808        105,392
  Construction in progress                                               110,814         37,680
                                                                      ----------    -----------
                                                                       2,068,105      1,184,596
  Less accumulated depreciation and amortization                         653,112        561,354
                                                                      ----------    -----------
Property, plant and equipment, net                                     1,414,993        623,242
Intangible assets                                                         84,190          1,301
Goodwill                                                                 350,784         17,288
Other non-current assets                                                  98,147         44,950
                                                                      ----------    -----------

Total assets                                                          $2,505,008    $   876,094
                                                                      ==========    ===========

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable                                                    $  191,971    $    70,833
  Accrued expenses                                                       154,413         99,922
  Current portion of long-term debt                                       25,654         12,157
                                                                      ----------    -----------
Total current liabilities                                                372,038        182,912
Long-term debt                                                         2,439,551      1,085,292
Deferred income taxes                                                     92,230          3,955
Other non-current liabilities                                             21,627         13,075
Minority interest                                                         13,662         12,400
Commitments and contingent liabilities (see Notes 19 and 20)                  --             --
Partners' capital (deficit):
  General partners                                                       (22,314)       (20,282)
  Limited partners                                                      (428,774)      (390,182)
  Notes and interest receivable for ownership interests                   (2,920)        (2,749)
  Accumulated other comprehensive income (loss)                           19,908         (8,327)
                                                                      ----------    -----------
Total partners' capital (deficit)                                       (434,100)      (421,540)
                                                                      ----------    -----------
Total liabilities and partners' capital (deficit)                     $2,505,008    $   876,094
                                                                      ==========    ===========

(1) As restated, see Note 24.




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


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                            2004 (1)        2003             2002
                                                                            ----            ----             ----
Operating activities:
  Net (loss) income                                                  $   (40,632)     $     9,750       $   7,562
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                      114,364           71,784          75,840
      Amortization of debt issuance fees                                  27,654           11,671           4,572
      Impairment charges                                                   6,996            2,509           5,129
      Accretion of Senior Discount Notes                                      --              623          16,739
      Loss on termination of cash flow hedge                                  --            4,783              --
      accounting
      Stock compensation expense                                               8              135              --
      Minority interest                                                    1,445              796           1,713
      Foreign currency transaction (gain) loss                            (1,067)          (1,309)             27
      Interest receivable for ownership interests                           (171)            (156)           (150)
    Changes in operating assets and liabilities, net of acquisitions/sales of businesses:
      Accounts receivable                                                (14,149)           8,926          (6,265)
      Inventories                                                        (24,311)          (2,581)         (4,017)
      Prepaid expenses and other current assets                          (10,212)             229          (3,879)
      Other non-current assets and liabilities                            (6,286)         (13,328)           (414)
      Accounts payable and accrued expenses                               53,822           (8,130)         (4,488)
                                                                     -----------      -----------       ---------
Net cash provided by operating activities                                107,461           85,702          92,369

Investing activities:
    Purchases of property, plant and equipment                          (154,282)        (100,592)        (93,868)
    Proceeds from sale of property, plant and equipment                    2,359            8,766           1,431
    Acquisitions of/investments in businesses, net of cash            (1,230,563)          (4,112)             --
    acquired
    Net proceeds from (expenditures for) sales of businesses                  --               19          (4,193)
                                                                     -----------      -----------       ---------

Net cash used in investing activities                                 (1,382,486)         (95,919)        (96,630)

Financing activities:
    Proceeds from issuance of long-term debt                           2,872,524        1,071,164         496,227
    Payment of long-term debt                                         (1,505,534)      (1,045,180)       (494,880)
    Contributions (to) from minority shareholders                           (182)           2,931              --
    Debt issuance fees                                                   (78,389)         (20,700)             --
                                                                     -----------      -----------       ---------
Net cash provided by financing activities                              1,288,419            8,215           1,347

Effect of exchange rate changes                                            1,670            1,770           1,181
                                                                     -----------      -----------       ---------
Increase (decrease) in cash and cash equivalents                          15,064             (232)         (1,733)
Cash and cash equivalents at beginning of year                             7,067            7,299           9,032
                                                                     -----------      -----------       ---------
Cash and cash equivalents at end of year                             $    22,131      $     7,067       $   7,299
                                                                     ===========      ===========       =========

Supplemental disclosures Non-cash investing and financing activities:
    Accruals related to investing and financing activities           $     7,337      $    13,324       $      --

(1) As restated, see Note 24.


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


Cash...............................................      $   10,860
Accounts receivable, net...........................         130,343
Inventories........................................         141,445
Deferred income taxes..............................           8,989
Prepaid expenses and other current assets..........          11,312
                                                         ----------
Total current assets...............................         302,949
Property, plant and equipment......................         732,057
Intangible assets..................................          81,000
Goodwill...........................................         334,109
Other non-current assets...........................           1,928
                                                         ----------

Total..............................................       1,452,043
Less liabilities assumed...........................         221,217
                                                         ----------

Net cost of acquisition............................      $1,230,826
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

         The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed, and certain other measures. The Company and the sellers are in the process of resolving certain adjustments to the purchase price and these adjustments could be material. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes ("NOL's") that are allocated from the sellers to O-I Plastic. The ultimate amount of such NOL's will not be known until the sellers complete their federal income tax returns for 2004; however the purchase agreement provides that the NOL's will at least equal $100 million. A deferred income tax benefit of $39.2 million related to NOL's of $100 million has been included in the purchase price allocation above.

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

                                                         North                     South
                                               Year     America       Europe      America    Eliminations     Total
                                               ----     -------       ------      -------    -------------    -----
                                                          (a)         (a)(b)        (a)           (c)          (a)
                                                                          (In thousands)
Net sales (d)(e)                               2004    $1,136,508    $173,428      $43,529         $(510)   $1,352,955
                                               2003       809,638     143,905       25,486          (293)      978,736
                                               2002       744,967     138,498       23,240                     906,705

Operating income (loss)                        2004      $ 83,441     $11,179       $3,459                    $ 98,079
                                               2003       104,892       7,623        1,101                     113,616
                                               2002       109,363     (16,159)       2,036                      95,240

Depreciation and amortization (f)              2004      $125,240     $14,709       $2,069                    $142,018
                                               2003        75,703       6,141        1,611                      83,455
                                               2002        67,407      11,357        1,648                      80,412

Impairment charges                             2004        $5,340      $1,656           --                      $6,996
                                               2003         2,145         364           --                       2,509
                                               2002         1,088       4,041           --                       5,129

Interest expense (income), net (f)             2004      $136,768      $2,897         $835                    $140,500
                                               2003        93,838       2,651           97                      96,586
                                               2002        80,389       1,439          (44)                     81,784

Income tax (benefit) provision                 2004       $(6,972)     $3,796       $1,028                     $(2,148)
                                               2003         1,500       4,801          508                       6,809
                                               2002           631       2,529          842                       4,002

Identifiable assets (d)(e)(g)                  2004    $2,550,833    $300,161      $46,877     $(392,863)   $2,505,008
                                               2003       961,287     195,427       29,211      (309,831)      876,094
                                               2002       910,731     153,834       18,463      (284,717)      798,311

Goodwill (g)                                   2004      $333,174     $16,916         $694                    $350,784
                                               2003         3,515      13,066          707                      17,288
                                               2002         3,515       1,333          718                       5,566

Net capital expenditures, excluding            2004      $116,295     $31,335       $4,280           $13      $151,923
acquisitions
                                               2003        76,578       7,941        7,328           (21)       91,826
                                               2002        83,913       7,137        1,417           (30)       92,437

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                DECEMBER 31, 2004


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                 (In thousands)

                                                           Graham
                                             Graham       Packaging
                                             Packaging     Company,                      GPC
                                             Holdings      L.P. and         Non-       Capital
                                              Company      Guarantors    Guarantors    Corp. I   Eliminations   Consolidated
                                              -------      ----------    ----------    -------   ------------   ------------
                                                              (1)           (2)
ASSETS
Current assets:
   Cash and cash equivalents............. $         --     $     1,080   $    21,051  $    --     $       --      $   22,131
   Accounts receivable, net..............           --         173,758        72,760       --             --         246,518
   Inventories...........................           --         198,033        37,061       --             --         235,094
   Deferred income taxes.................           --          10,100           791       --             --          10,891
   Prepaid expenses and other current
   assets................................           --          19,433        22,827       --             --          42,260
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current assets.....................           --         402,404       154,490       --             --         556,894
Property, plant and equipment, net.......           --       1,142,549       272,444       --             --       1,414,993
Intangible assets........................           --          84,159            31       --             --          84,190
Goodwill.................................           --         343,944         6,840       --             --         350,784
Net intercompany.........................           --         230,467            --       --       (230,467)             --
Investment in subsidiaries...............           --         261,605            --       --       (261,605)             --
Other non-current assets.................           --          95,522         2,625       --             --          98,147
                                          ------------     -----------   -----------  -------     ----------      ----------
Total assets............................. $         --     $ 2,560,650   $   436,430  $    --     $ (492,072)     $2,505,008
                                          ============     ===========   ===========  =======     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses  $         --     $   252,267   $    94,117  $    --     $       --      $  346,384
   Current portion of long-term debt.....           --          18,942         6,712       --             --          25,654
                                          ------------     -----------   -----------  -------     ----------      ----------
Total current liabilities................           --         271,209       100,829       --             --         372,038
Long-term debt...........................           --       2,438,490         1,061       --             --       2,439,551
Deferred income taxes....................           --          84,585         7,645       --             --          92,230
Other non-current liabilities............           --          13,377         8,250       --             --          21,627
Investment in subsidiaries...............      247,011              --            --       --       (247,011)             --
Net intercompany.........................      187,089              --        43,378       --       (230,467)             --
Minority interest........................           --              --        13,662       --             --          13,662
Commitments and contingent liabilities...           --              --            --       --             --              --
Partners' capital (deficit)..............     (434,100)       (247,011)      261,605       --        (14,594)       (434,100)
                                          ------------     -----------   -----------  -------     ----------      ----------
Total liabilities and partners' capital
(deficit)................................ $         --     $ 2,560,650   $   436,430  $    --     $ (492,072)     $2,505,008
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


24. Restatement of Financial Statements

         Subsequent to the issuance of the Company's fiscal 2004 financial statements, the Company's management became aware of a misclassification on the 2004 Consolidated Balance Sheet of deferred income tax assets related to the NOL's acquired as part of the acquisition of O-I Plastic and the NOL's generated by O-I Plastic subsequent to the acquisition on October 7, 2004. The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities by an amount of $46.6 million as of December 31, 2004 from those amounts previously reported.

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

(b)  Changes in Internal Controls

     Except as set forth below, there were no significant changes in the Company's internal controls or in other factors that could significantly affect Holdings' disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Holdings' internal controls.

     See Note 24 of the notes to the consolidated financial statements related to a restatement of the December 31, 2004 consolidated balance sheet. Management has completed changes in disclosure controls and procedures and as such has concluded that disclosure controls and procedures are effective.


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

         The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. The Consulting Agreement, the Equipment Sales, Services and License Agreement and the Partners Registration Rights Agreement are incorporated by reference as exhibits to this Annual Report on Form 10-K/A Amendment No. 1.

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


Date:    November 14, 2005





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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 14th day of November, 2005 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

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