Form 10-Q
period 2005-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2005-11-14
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________________ to _______________________

Commission file number: 333-53603-03

                GRAHAM PACKAGING HOLDINGS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2553000
(State or other jurisdication of incorporation or organization)	(I.R.S. Employer Identificaton No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

GRAHAM PACKAGING HOLDINGS COMPANY

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item	1:	Condensed Consolidated Financial Statements:

		CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) – At September 30, 2005 and December 31, 2004	3

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) – For the three and nine months ended September 30, 2005 and September 26, 2004	4

		CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT) (Unaudited) – For the year ended December 31, 2004 and nine months ended September 30, 2005	5

		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – For the nine months ended September 30, 2005 and September 26, 2004	6

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	7

Item	2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item	3:	Quantitative and Qualitative Disclosures About Market Risk	39

Item	4:	Controls and Procedures	40

PART II. OTHER INFORMATION

Item	6:	Exhibits	41

Signature			42

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,577	$22,131
Accounts receivable, net	296,013	250,981
Inventories, net	221,537	235,094
Deferred income taxes	12,050	10,891
Prepaid expenses and other current assets	40,294	37,797
Total current assets	584,471	556,894
Property, plant and equipment, net	1,449,068	1,414,993
Intangible assets, net	79,321	84,190
Goodwill	314,897	350,784
Other non-current assets	87,477	98,147
Total assets	$2,515,234	$2,505,008

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$363,429	$346,384
Current portion of long-term debt	25,274	25,654
Total current liabilities	388,703	372,038
Long-term debt	2,522,984	2,439,551
Deferred income taxes	29,858	92,230
Other non-current liabilities	24,411	21,627
Minority interest	—	13,662
Commitments and contingent liabilities (see Note 11)	—	—
Partners’ capital (deficit)	(450,722)	(434,100)
Total liabilities and partners’ capital (deficit)	$2,515,234	$2,505,008

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2005	2004	2005	2004
	(In thousands)
Net sales	$615,056	$271,845	$1,880,326	$812,246
Cost of goods sold	535,830	229,047	1,644,325	664,122
Gross profit	79,226	42,798	236,001	148,124
Selling, general and administrative expenses	29,300	14,895	95,661	48,000
Impairment charges	198	800	1,802	1,200
Operating income	49,728	27,103	138,538	98,924
Interest expense, net	47,394	21,009	133,624	62,202
Other (income) expense, net	(36)	(95)	430	(221)
Income before income taxes and minority interest	2,370	6,189	4,484	36,943
Income tax provision	4,594	1,188	13,369	4,574
Minority interest	—	333	728	1,169
Net (loss) income	$(2,224)	$4,668	$(9,613)	$31,200

Net (loss) income allocated to general partners	$(111)	$233	$(481)	$1,560
Net (loss) income allocated to limited partners	$(2,113)	$4,435	$(9,132)	$29,640

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(Unaudited)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Consolidated balance at January 1, 2004	$(20,282)	$(390,182)	$(2,749)	$(8,327)	$(421,540)

Net loss for the year	(2,032)	(38,600)	—	—	(40,632)
Changes in fair value of derivatives	—	—	—	5,813	5,813
Additional minimum pension liability	—	—	—	(992)	(992)
Cumulative translation adjustment	—	—	—	23,414	23,414
Comprehensive loss					(12,397)
Stock compensation expense	—	8	—	—	8
Interest on notes receivable for ownership interests	—	—	(171)	—	(171)
Consolidated balance at December 31, 2004	(22,314)	(428,774)	(2,920)	19,908	(434,100)

Net loss for the period	(481)	(9,132)	—	—	(9,613)
Changes in fair value of derivatives	—	—	—	9,204	9,204
Additional minimum pension liability	—			(44)	(44)
Cumulative translation adjustment	—	—	—	(16,171)	(16,171)
Comprehensive loss					(16,624)
Stock compensation expense	—	138	—	—	138
Interest on notes receivable for ownership interests	—	—	(136)	—	(136)
Consolidated balance at September 30, 2005	$(22,795)	$(437,768)	$(3,056)	$12,897	$(450,722)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 26, 2004
	(In thousands)
Operating activities:
Net (loss) income	$(9,613)	$31,200
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	153,061	61,810
Amortization of debt issuance fees	7,790	4,121
Impairment charges	1,802	1,200
Stock compensation expense	138	6
Minority interest	728	1,169
Foreign currency transaction loss	464	24
Interest receivable for ownership interests	(136)	(128)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(47,414)	(21,900)
Inventories	14,290	(11,027)
Prepaid expenses and other current assets	12,046	(3,143)
Other non-current assets and liabilities	(4,623)	660
Accounts payable and accrued expenses	16,540	4,206
Net cash provided by operating activities	145,073	68,198
Investing activities:
Cash paid for property, plant and equipment	(205,492)	(92,963)
Proceeds from sale of property, plant and equipment	669	338
Acquisitions of/investments in businesses, net of cash acquired	(18,320)	(13,911)
Net cash used in investing activities	(223,143)	(106,536)
Financing activities:
Proceeds from issuance of long-term debt	768,263	265,614
Payment of long-term debt	(694,833)	(225,943)
Debt issuance fees	(1,187)	(1,530)
Net cash provided by financing activities	72,243	38,141
Effect of exchange rate changes	(1,727)	(518)
Decrease in cash and cash equivalents	(7,554)	(715)
Cash and cash equivalents at beginning of period	22,131	7,067
Cash and cash equivalents at end of period	$14,577	$6,352

Supplemental disclosures
Cash paid for taxes	$5,782	$4,870
Non-cash investing and financing activities:
Capital leases	9,217	—
Accruals related to investing and financing activities	2,483	18,200

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. Beginning with the quarter ended March 31, 2005, the Company has changed its quarter end dates for financial reporting purposes to the last calendar day in March, June, September and December.

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

Derivatives

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $9.2 million for the nine months ended September 30, 2005. Approximately 52% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $12.6 million unrealized gain recorded in accumulated OCI as of September 30, 2005.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustment	Total
	(In thousands)
Balance at January 1, 2004	$(2,428)	$(3,283)	$(2,616)	$(8,327)
Change	5,813	(992)	23,414	28,235

Balance at December 31, 2004	3,385	(4,275)	20,798	19,908
Change	9,204	(44)	(16,171)	(7,011)

Balance at September 30, 2005	$12,589	$(4,319)	$4,627	$12,897

Option Plans

The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” SFAS 123, “Accounting for Stock Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net (loss) income for the three and nine months ended September 30, 2005 and September 26, 2004 would have been reflected as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004
	(In thousands)
As reported	$(2,224)	$4,668	$(9,613)	$31,200
Pro forma	(2,537)	4,622	(10,545)	31,062

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

Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of assessing the impact of the adoption of FIN 47 on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation, including a reclass between accounts receivable, net and prepaid expenses and other current assets of $4.5 million on the December 31, 2004 condensed consolidated balance sheet and disclosure in Note 12 of the financial position, results of operations and cash flows for the guarantor domestic subsidiaries of the Operating Company.

2.	Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Term loans	$1,789,125	$1,800,000
Revolving Credit Facility	107,000	19,000
Foreign and other revolving credit facilities	6,487	7,707
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	18,941	11,208
Other	1,705	2,290
	2,548,258	2,465,205
Less amounts classified as current	25,274	25,654
	$2,522,984	$2,439,551

In connection with the acquisition of O-I Plastic (see Note 9) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreements currently consist of a senior secured term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.25% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 30, 2005, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at September 30, 2005 was $124.0 million (as reduced by $19.0 million of outstanding letters of credit).

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

Cash paid for interest during the nine months ended September 30, 2005 and September 26, 2004, net of amounts capitalized, totaled $101.1 million and $69.3 million, respectively.

3.	Inventories, Net

Inventories, net consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Finished goods	$147,558	$161,007
Raw materials and parts	73,979	74,087
	$221,537	$235,094

4.	Impairment Charges

In 2005, due to a change in the ability to utilize certain assets in the U.S. and Turkey, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $1.8 million for the nine months ended September 30, 2005.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

5.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2005 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(In thousands)	(In thousands)	(In thousands)
Patented technology	$22,736	$(2,031)	$20,705	9 to 13.5 years
Customer relationships	34,059	(2,099)	31,960	3.75 to 20 years
Licensing agreements	28,000	(2,545)	25,455	11 years
Non-compete agreements	1,535	(334)	1,201	1 to 5 years
Total	$86,330	$(7,009)	$79,321

Amortization expense for the nine months ended September 30, 2005 and September 26, 2004 was $4.9 million and $0.3 million, respectively.

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2004	$333,174	$16,916	$694	$350,784
Goodwill acquired during the period	10,980 *	—	—	10,980
Return of purchase price related to the acquisition of O-I Plastic (see Note 9)	(38,900)	—	—	(38,900)
Adjustments to O-I Plastic purchase price allocation	(5,317)	(1,190)	—	(6,507)
Foreign currency translation adjustments	(42)	(1,424)	6	(1,460)
Balance at September 30, 2005	$299,895 **	$14,302	$700	$314,897

*$9,232 of goodwill associated with the acquisition of certain Tetra-Pak operations (see Note 9) is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it is not practicable to do so until the final allocation of the fair value of assets acquired and liabilities assumed has been made. The Company expects to finalize the purchase price allocation by the first quarter of 2006.

**$285,442 of goodwill associated with the acquisition of O-I Plastic (see Note 9) is included in the North America segment. This goodwill has not been allocated to the other reporting segments as it was not practicable to do so at this time. The Company expects to finalize the goodwill allocation by the fourth quarter of 2005.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$163,373	$191,971
Accrued employee compensation and benefits	54,841	51,741
Accrued interest	44,245	19,015
Accrued sales allowance	22,390	16,131
Other	78,580	67,526
	$363,429	$346,384

For the year ended December 31, 2004, the Company incurred costs of employee termination benefits in the United States, as a result of a redundancy in corporate staff related to the acquisition of O-I Plastic, of $1.1 million, which included the legal liability of severing 53 employees, all of which were terminated as of September 30, 2005. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. All of the cash payments for these termination benefits have been made as of September 30, 2005. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, and in 2005 reduced the accrual for these plants by $1.4 million. In accordance with EITF 95-3, this liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 9 for a discussion of this acquisition). 248 employees of these plants scheduled to be closed have been terminated as of September 30, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2005. For the nine months ended September 30, 2005, the Company incurred costs of employee termination benefits in the United States related to its corporate staff of $1.1 million, which included the legal liability of severing four employees, all of which were terminated as of September 30, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2007.

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

	France Reduction in Force	2003 United States Reduction in Force	2004 United States Reduction in Force	2005 United States Reduction in Force	United States Plant Closures	Total
Reserves at December 31, 2004	$631	$777	$77	$—	$3,294	$4,779
Increase (decrease) in reserves	—	—	1	1,063	(1,391)	(327)
Cash payments	(132)	(226)	(78)	(521)	(1,845)	(2,802)
Reserves at September 30, 2005	$499	$551	$—	$542	$58	$1,650

8.	Income Taxes

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

The Company acquired O-I Plastic for a total purchase price (including acquisition-related costs) of $1,191.8 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on October 7, 2004. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Cash	$10,860
Accounts receivable, net	130,023
Inventories, net	140,771
Deferred income taxes	21,191
Prepaid expenses and other current assets	11,312
Total current assets	314,157
Property, plant and equipment	679,303
Intangible assets	81,000
Goodwill	288,875
Other non-current assets	8,092

Total	1,371,427
Less liabilities assumed	179,652

Net cost of acquisition	$1,191,775

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The amount of such NOL’s (including the amount allocated from the sellers

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

to O-I Plastic on the sellers’ 2004 federal income tax return) was $157.5 million. A deferred income tax benefit of $61.8 million related to the NOL’s has been included in the purchase price allocation above.

Purchase of Certain Tetra-Pak Operations

On March 24, 2005, the Company acquired certain operations from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. for a total purchase price (including acquisition-related costs) of $36.8 million, subject to certain adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on March 24, 2005. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Accounts receivable, net	$3,077
Inventories, net	914
Total current assets	3,991
Property, plant and equipment	24,401
Goodwill	9,232

Total	37,624
Less liabilities assumed	870

Net cost of acquisition	$36,754

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004
	(In millions)
Net sales	$615.1	$559.5	$1,885.8	$1,692.5
Net loss	(2.2)	(5.2)	(8.6)	(1.8)

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

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $11.3 million and $35.6 million for the three and nine months ended September 30, 2005, respectively, and $6.8 million and $19.2 million for the three and nine months ended September 26, 2004, respectively.

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

On October 7, 2004, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8½% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2014. The notes were issued under Indentures issued on October 7, 2004. Holdings and domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guaranties are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,484	$1	$12,092	$—	$—	$14,577
Accounts receivable, net	—	94,902	116,027	85,084	—	—	296,013
Inventories, net	—	73,696	105,261	42,580	—	—	221,537
Deferred income taxes	—	—	10,747	1,303	—	—	12,050
Prepaid expenses and other current assets	—	15,554	7,708	17,032	—	—	40,294
Total current assets	—	186,636	239,744	158,091	—	—	584,471
Property, plant and equipment, net	—	563,345	603,437	282,286	—	—	1,449,068
Intangible assets, net	—	2,101	74,769	2,451	—	—	79,321
Goodwill	—	12,456	291,822	10,619	—	—	314,897
Net intercompany	—	1,154,365	—	—	—	(1,154,365)	—
Investment in subsidiaries	—	444,323	241,351	—	—	(685,674)	—
Other non-current assets	—	84,232	1,117	2,128	—	—	87,477
Total assets	$—	$2,447,458	$1,452,240	$455,575	$—	$(1,840,039)	$2,515,234

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$157,718	$110,944	$94,767	$—	$—	$363,429
Current portion of long-term debt	—	19,244	—	6,030	—	—	25,274
Total current liabilities	—	176,962	110,944	100,797	—	—	388,703
Long-term debt	—	2,521,586	—	1,398	—	—	2,522,984
Deferred income taxes	—	—	20,903	8,955	—	—	29,858
Other non-current liabilities	—	12,542	2,616	9,253	—	—	24,411
Investment in subsidiaries	263,632		—	—	—	(263,632)	—
Net intercompany	187,090	—	927,333	39,942	—	(1,154,365)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(450,722)	(263,632)	390,444	295,230	—	(422,042)	(450,722)
Total liabilities and partners’ capital (deficit)	$—	$2,447,458	$1,452,240	$455,575	$—	$(1,840,039)	$2,515,234

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,080	$—	$21,051	$—	$—	$22,131
Accounts receivable, net	—	68,957	109,264	72,760	—	—	250,981
Inventories, net	—	75,965	122,068	37,061	—	—	235,094
Deferred income taxes	—	—	10,100	791	—	—	10,891
Prepaid expenses and other current assets	—	13,808	1,162	22,827	—	—	37,797
Total current assets	—	159,810	242,594	154,490	—	—	556,894
Property, plant and equipment, net	—	493,055	649,494	272,444	—	—	1,414,993
Intangible assets, net	—	1,843	82,316	31	—	—	84,190
Goodwill	—	40,398	303,546	6,840	—	—	350,784
Net intercompany	—	1,151,550	—	—	—	(1,151,550)	—
Investment in subsidiaries	—	423,023	215,748	—	—	(638,771)	—
Other non-current assets	—	94,126	1,396	2,625	—	—	98,147
Total assets	$—	$2,363,805	$1,495,094	$436,430	$—	$(1,790,321)	$2,505,008

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$140,007	$112,260	$94,117	$—	$—	$346,384
Current portion of long-term debt	—	18,942	—	6,712	—	—	25,654
Total current liabilities	—	158,949	112,260	100,829	—	—	372,038
Long-term debt	—	2,438,490	—	1,061	—	—	2,439,551
Deferred income taxes	—	—	84,585	7,645	—	—	92,230
Other non-current liabilities	—	13,377	—	8,250	—	—	21,627
Investment in subsidiaries	247,011	—	—	—	—	(247,011)	—
Net intercompany	187,089	—	921,083	43,378	—	(1,151,550)	—
Minority interest	—	—	—	13,662	—	—	13,662
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(434,100)	(247,011)	377,166	261,605	—	(391,760)	(434,100)
Total liabilities and partners’ capital (deficit)	$—	$2,363,805	$1,495,094	$436,430	$—	$(1,790,321)	$2,505,008

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$256,582	$266,412	$111,687	$—	$(19,625)	$615,056
Cost of goods sold	—	222,779	239,427	93,249	—	(19,625)	535,830
Gross profit	—	33,803	26,985	18,438	—	—	79,226
Selling, general and administrative expenses	—	13,702	8,440	7,158	—	—	29,300
Impairment charges	—	—	—	198	—	—	198
Operating income	—	20,101	18,545	11,082	—	—	49,728
Interest expense, net	—	29,527	16,812	1,055	—	—	47,394
Other (income) expense, net	—	(477)	36	405	—	—	(36)
Equity in loss (earnings) of subsidiaries	2,224	(6,769)	(3,430)	—	—	7,975	—
(Loss) income before income taxes and minority interest	(2,224)	(2,180)	5,127	9,622	—	(7,975)	2,370
Income tax provision (benefit)	—	44	385	4,165	—	—	4,594
Minority interest	—	—	—	—	—	—	—
Net (loss) income	$(2,224)	$(2,224)	$4,742	$5,457	$—	$(7,975)	$(2,224)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$754,769	$831,438	$346,481	$—	$(52,362)	$1,880,326
Cost of goods sold	—	658,471	744,000	294,216	—	(52,362)	1,644,325
Gross profit	—	96,298	87,438	52,265	—	—	236,001
Selling, general and administrative expenses	1	41,010	35,727	18,923	—	—	95,661
Impairment charges	—	1,605	—	197	—	—	1,802
Operating (loss) income	(1)	53,683	51,711	33,145	—	—	138,538
Interest expense, net	—	83,111	47,626	2,887	—	—	133,624
Other (income) expense, net	—	(2,384)	(747)	537	—	3,024	430
Equity in loss (earnings) of subsidiaries	9,612	(20,911)	(10,615)	—	—	21,914	—
(Loss) income before income taxes and minority interest	(9,613)	(6,133)	15,447	29,721	—	(24,938)	4,484
Income tax provision	—	455	1,365	11,549	—	—	13,369
Minority interest	—	—	—	728	—	—	728
Net (loss) income	$(9,613)	$(6,588)	$14,082	$17,444	$—	$(24,938)	$(9,613)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$211,879	$9,554	$61,995	$—	$(11,583)	$271,845
Cost of goods sold	—	178,711	9,594	52,325	—	(11,583)	229,047

Gross profit	—	33,168	(40)	9,670	—	—	42,798
Selling, general and administrative expenses	—	11,212	4	3,679	—	—	14,895
Impairment charges	—	—	—	800	—	—	800
Operating income (loss)	—	21,956	(44)	5,191	—	—	27,103
Interest expense (income), net	4,670	15,480	(107)	966	—	—	21,009
Other expense (income), net	—	52	(22)	(125)	—	—	(95)
Equity in earnings of subsidiaries	(9,338)	(2,934)	(2,051)	—	—	14,323	—

Income (loss) before income taxes and minority interest	4,668	9,358	2,136	4,350	—	(14,323)	6,189
Income tax provision	—	20	—	1,168	—	—	1,188
Minority interest	—	—	—	333	—	—	333

Net income (loss)	$4,668	$9,338	$2,136	$2,849	$—	$(14,323)	$4,668

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$633,448	$28,068	$181,655	$—	$(30,925)	$812,246
Cost of goods sold	—	517,053	28,287	149,707	—	(30,925)	664,122

Gross profit	—	116,395	(219)	31,948	—	—	148,124
Selling, general and administrative expenses	—	36,053	12	11,935	—	—	48,000
Impairment charges	—	400	—	800	—	—	1,200
Operating income (loss)	—	79,942	(231)	19,213	—	—	98,924
Interest expense (income), net	14,011	45,843	(292)	2,640	—	—	62,202
Other income, net	—	(33)	(20)	(168)	—	—	(221)
Equity in earnings of subsidiaries	(45,211)	(11,154)	(5,302)	—	—	61,667	—

Income (loss) before income taxes and minority interest	31,200	45,286	5,383	16,741	—	(61,667)	36,943
Income tax provision	—	75	—	4,499	—	—	4,574
Minority interest	—	—	—	1,169	—	—	1,169

Net income (loss)	$31,200	$45,211	$5,383	$11,073	$—	$(61,667)	$31,200

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$37,589	$74,769	$32,715	$—	$—	$145,073

Investing activities:
Net cash paid for property, plant and equipment	—	(95,853)	(74,346)	(34,624)	—	—	(204,823)
Acquisitions of/investments in businesses, net of cash acquired	—	(13,327)	(422)	(4,571)	—	—	(18,320)
Net cash used in investing activities	—	(109,180)	(74,768)	(39,195)	—	—	(223,143)

Financing activities:
Proceeds from issuance of long-term debt	—	732,299	—	35,964	—	—	768,263
Payment of long-term debt	—	(658,117)	—	(36,716)	—	—	(694,833)
Debt issuance fees	—	(1,187)	—	—	—	—	(1,187)
Net cash provided by (used in) financing activities	—	72,995	—	(752)	—	—	72,243

Effect of exchange rate changes	—	—	—	(1,727)	—	—	(1,727)
Increase (decrease) in cash and cash equivalents	—	1,404	1	(8,959)	—	—	(7,554)
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$2,484	$1	$12,092	$—	$—	$14,577

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(18,168)	$49,581	$12,988	$23,797	$—	$—	$68,198

Investing activities:
Net cash paid for property, plant and equipment	—	(69,564)	(151)	(22,910)	—	—	(92,625)
Acquisition of/investment in a business, net of cash acquired	18,168	(19,242)	(12,837)	—	—	—	(13,911)
Net cash provided by (used in) investing activities	18,168	(88,806)	(12,988)	(22,910)	—	—	(106,536)

Financing activities:
Proceeds from issuance of long-term debt	—	242,296	—	23,318	—	—	265,614
Payment of long-term debt	—	(201,735)	—	(24,208)	—	—	(225,943)
Debt issuance fees	—	(1,530)	—	—	—	—	(1,530)
Net cash provided by (used in) financing activities	—	39,031	—	(890)	—	—	38,141

Effect of exchange rate changes	—	—	—	(518)	—	—	(518)
Decrease in cash and cash equivalents	—	(194)	—	(521)	—	—	(715)
Cash and cash equivalents at beginning of period	—	847	—	6,220	—	—	7,067
Cash and cash equivalents at end of period	$—	$653	$—	$5,699	$—	$—	$6,352

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2005 and September 26, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004
	(In thousands)
Net (loss) income	$(2,224)	$4,668	$(9,613)	$31,200
Changes in fair value of derivatives	7,584	(1,933)	9,204	3,138
Additional minimum pension liability	(59)	(40)	(44)	(11)
Cumulative translation adjustment	1,238	4,264	(16,171)	(1,523)
Comprehensive income (loss)	$6,539	$6,959	$(16,624)	$32,804

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and nine months ended September 30, 2005 and September 26, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
		(a)	(a)	(a)	(b)	(a)
			(In thousands)
Net sales (c) (d)	Three months ended September 30, 2005	$542,452	$55,109	$17,495	$—	$615,056
	Three months ended September 26, 2004	222,526	38,045	11,274	—	271,845
	Nine months ended September 30, 2005	1,646,544	185,530	48,256	(4)	1,880,326
	Nine months ended September 26, 2004	670,403	112,540	29,361	(58)	812,246

Operating income	Three months ended September 30, 2005	40,289	7,100	2,339	—	49,728
	Three months ended September 26, 2004	22,899	3,276	928	—	27,103
	Nine months ended September 30, 2005	114,868	17,651	6,019	—	138,538
	Nine months ended September 26, 2004	85,532	11,501	1,891	—	98,924

Depreciation and	Three months ended September 30, 2005	43,749	4,216	1,130	—	49,095
amortization (e)	Three months ended September 26, 2004	19,059	3,161	619	—	22,839
	Nine months ended September 30, 2005	143,841	14,195	2,815	—	160,851
	Nine months ended September 26, 2004	55,629	8,538	1,764	—	65,931

Impairment charges	Three months ended September 30, 2005	—	198	—	—	198
	Three months ended September 26, 2004	—	800	—	—	800
	Nine months ended September 30, 2005	1,605	197	—	—	1,802
	Nine months ended September 26, 2004	400	800	—	—	1,200

Interest expense, net (e)	Three months ended September 30, 2005	46,554	598	242	—	47,394
	Three months ended September 26, 2004	20,163	583	263	—	21,009
	Nine months ended September 30, 2005	131,369	1,490	765		133,624
	Nine months ended September 26, 2004	59,934	1,685	583	—	62,202

Income tax provision	Three months ended September 30, 2005	1,212	2,995	387	—	4,594
	Three months ended September 26, 2004	68	827	293	—	1,188
	Nine months ended September 30, 2005	5,405	6,835	1,129	—	13,369
	Nine months ended September 26, 2004	514	3,125	935	—	4,574

Identifiable assets (c)(d)(f)	As of September 30, 2005	2,585,992	291,900	56,311	(418,969)	2,515,234
	As of December 31, 2004	2,550,833	300,161	46,877	(392,863)	2,505,008

Goodwill (f)	As of September 30, 2005	299,895	14,302	700	—	314,897
	As of December 31, 2004	333,174	16,916	694	—	350,784

Net capital expenditures,	Nine months ended September 30, 2005	180,364	19,577	4,884	(2)	204,823
excluding acquisitions	Nine months ended September 26, 2004	73,124	15,922	3,579	—	92,625

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	On October 7, 2004, the Company acquired O-I Plastic.
(b)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(c)

The Company’s net sales for Europe include sales in France which totaled approximately $13.3 million and $17.9 million for the three months ended September 30, 2005 and September 26, 2004, respectively, and $49.7 million and $53.5 million for the nine months ended September 30, 2005 and September 26, 2004, respectively. Identifiable assets in France totaled approximately $118.5 million and $132.9 million as of September 30, 2005 and December 31, 2004, respectively.

(d)

The Company’s net sales for North America include sales in Mexico which totaled approximately $34.9 million and $8.8 million for the three months ended September 30, 2005 and September 26, 2004, respectively, and $99.1 million and $25.5 million for the nine months ended September 30, 2005 and September 26, 2004, respectively. Identifiable assets in Mexico totaled approximately $113.3 million and $96.7 million as of September 30, 2005 and December 31, 2004, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

(e)	Includes amortization of debt issuance fees.
(f)

Intangible assets and goodwill associated with the acquisitions of O-I Plastic and the Tetra-Pak operations are included in the North America reportable segment at September 30, 2005 and December 31, 2004. It is not practicable to allocate these assets related to the Tetra-Pak operations among the reportable segments until the final determination of the purchase price and the allocation of the fair value of assets acquired and liabilities assumed for the Tetra-Pak operations have been made. The O-I Plastic goodwill has not been allocated to the other reporting segments as it was not practicable to do so at this time. The Company expects to finalize the goodwill allocation by the fourth quarter of 2005.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004
	(In thousands)
Food and Beverage	$362,881	$160,248	$1,092,741	$487,581
Household	126,290	50,803	373,492	147,261
Automotive Lubricants	63,613	60,794	203,519	177,404
Personal Care/Specialty (1)	62,272	—	210,574	—
Total Net Sales	$615,056	$271,845	$1,880,326	$812,246

(1)	Prior to the acquisition of O-I Plastic, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,527	$872	$7,581	$2,616
Interest cost	891	761	2,672	2,284
Expected return on plan assets	(852)	(754)	(2,557)	(2,215)
Net amortization and deferral	246	200	739	599
Net periodic pension cost	$2,812	$1,079	$8,435	$3,284

The increase in net periodic pension cost in the first nine months of 2005 was primarily attributable to higher service and interest costs in 2005 as a result of significantly higher headcount from the acquisition of O-I Plastic in the fourth quarter of 2004. This was partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $4.5 million to its pension plans in 2005. As of September 30, 2005, $5.5 million of contributions to its U.S. pension plans has been made. No additional contributions are planned in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All entities and assets owned by Graham Packaging Holdings Company (“Holdings”) are referred to collectively as the “Company.” Graham Packaging Company, L.P. is referred to as the “Operating Company.”

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Business – Certain Risks of the Business” in Holdings’ Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of September 2005, operated 87 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. Based on research prepared by Packaging Strategies and internal estimates, Management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through September 30, 2005, the Company has invested over $1,315.0 million in capital expenditures, which includes approximately $658 million of purchase price allocations related to the O-I Plastic acquisition, in the food and beverage product category. For the last twelve months ended September 30, 2005, the Company’s sales of containers for the food and beverage product category grew to $1,375.1 million from $333.4 million in 1999.

The Company’s household container product category is a stable product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now follows GDP growth as liquids have gained a predominant share of these products. The Company’s strongest position is in fabric care, where the Company is a leader in plastic container design and manufacture. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

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

Based on the volume of its sales to many major suppliers of personal care/specialty products, Management believes the Company is among the leading suppliers in the personal care/specialty product category that includes products for the hair care, skin care, oral care and specialty markets. Management believes that its leading supply position results from its commitment to and reputation in new product development and flexible manufacturing processes and operations. This category, in general, grows with GDP.

As of September 30, 2005, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and

Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey.

For the nine months ended September 30, 2005, 73.0% of the Company’s net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales for the nine months ended September 30, 2005 and September 26, 2004. The Company’s sales to this customer were 19.3% and 15.3% of total sales for the nine months ended September 30, 2005 and September 26, 2004, respectively. For the nine months ended September 30, 2005, approximately 98% and 2% of the sales to this customer were made in North America and Europe, respectively. The Company also had sales to one other customer which exceeded 10% of total sales for the nine months ended September 26, 2004. The Company’s sales to this customer were 12.0% of total sales for the nine months ended September 26, 2004.

Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three and nine months ended September 2005 and 2004:

	Three Months		Nine Months
	Ended September		Ended September
	2005	2004	2005	2004
PET	$0.77	$0.73	$0.76	$0.69
HDPE	$0.59	$0.60	$0.60	$0.56

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended				Nine Months Ended
	September 30,		September 26,		September 30,		September 26,
	2005		2004		2005		2004
				(Dollars in millions)
North America	$542.5	88.2%	$222.5	81.9%	$1,646.5	87.6%	$670.4	82.5%
Europe	55.1	9.0	38.0	14.0	185.5	9.8	112.5	13.9
South America	17.5	2.8	11.3	4.1	48.3	2.6	29.3	3.6
Total Net Sales	$615.1	100.0%	$271.8	100.0%	$1,880.3	100.0%	$812.2	100.0%

	Three Months Ended				Nine Months Ended
	September 30,		September 26,		September 30,		September 26,
	2005		2004		2005		2004
				(Dollars in millions)
Food and Beverage	$362.9	59.0%	$160.2	58.9%	$1,092.7	58.1%	$487.6	60.0%
Household	126.3	20.5	50.8	18.7	373.5	19.9	147.2	18.1
Automotive Lubricants	63.6	10.4	60.8	22.4	203.5	10.8	177.4	21.9
Personal Care/Specialty (1)	62.3	10.1	—	—	210.6	11.2	—	—
Total Net Sales	$615.1	100.0%	$271.8	100.0%	$1,880.3	100.0%	$812.2	100.0%

(1)	Prior to the acquisition of O-I Plastic, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 26, 2004

Net Sales. Net sales for the three months ended September 30, 2005 increased $343.3 million, or 126.3%, to $615.1 million from $271.8 million for the three months ended September 26, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic as well as an increase in resin pricing. Container units sold increased 81.3%. On a geographic basis, sales for the three months ended September 30, 2005 in North America increased $320.0 million, or 143.8%, from the three months ended September 26, 2004, and included higher container units sold of 122.8%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category and the personal care/specialty product category contributed $189.5 million, $70.9 million and $59.9 million, respectively, to the increase, while the automotive lubricants product category decreased $0.3 million. Container units sold in North America increased 116.3% in the food and beverage product category, increased 124.2% in the household product category and decreased 10.5% in the automotive lubricants product category. Sales for the three months ended September 30, 2005 in Europe increased $17.1 million, or 45.0%, compared to sales for the three months ended September 26, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $14.4 million, and favorable exchange rate changes of approximately $0.8 million. Container units sold in Europe increased 14.1% compared to the same period last year. Sales in South America for the three months ended September 30, 2005 increased $6.2 million, or 54.9%, from the three months ended September 26, 2004, primarily due to the acquisition of O-I Plastic, which accounted for $2.7 million, and favorable exchange rate changes of approximately $2.8 million. Container units sold in South America increased 83.3% compared to the same period last year.

Gross Profit. Gross profit for the three months ended September 30, 2005 increased $36.4 million to $79.2 million from $42.8 million for the three months ended September 26, 2004. Gross profit for the three months ended September 30, 2005 increased $29.5 million, $5.1 million and $1.8 million in North America, Europe and South America, respectively, when compared to the three months ended September 26, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic, of

$30.7 million, a favorable impact from an adjustment to depreciation expense related to finalizing the fixed asset valuation for O-I Plastic of $11.5 million and a favorable impact from changes in foreign currency exchange rates of $0.9 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring and other non-recurring expenses of $5.1 million and a net increase in project costs of $1.6 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 increased $14.4 million to $29.3 million from $14.9 million for the three months ended September 26, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $3.0 million and $1.1 million for the three months ended September 30, 2005 and September 26, 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 4.8% of sales for the three months ended September 30, 2005 from 5.5% of sales for the three months ended September 26, 2004.

Impairment Charges. Impairment charges were $0.2 million for the three months ended September 30, 2005 as compared to $0.8 million for the three months ended September 26, 2004. Due to a change in the ability to utilize certain assets in Turkey in 2005 and in Spain in 2004, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges for the three months ended September 30, 2005 and September 26, 2004 of $0.2 million and $0.8 million, respectively.

Interest Expense, Net. Interest expense, net increased $26.4 million to $47.4 million for the three months ended September 30, 2005 from $21.0 million for the three months ended September 26, 2004. The increase was primarily related to significantly higher debt levels in the first nine months of 2005 following the refinancing on October 7, 2004 in connection with the acquisition of O-I Plastic. The average outstanding debt for the three months ended September 30, 2005 and September 26, 2004 was $2,560 million and $1,130 million, respectively.

Other (Income) Expense, Net. Other income, net was $0.0 million for the three months ended September 30, 2005 as compared to other income, net of $0.1 million for the three months ended September 26, 2004, primarily due to lower foreign exchange gains.

Income Tax Provision. Income tax provision increased $3.4 million to $4.6 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 26, 2004. The increase was primarily related to taxable earnings in certain of the Company’s European and Mexican subsidiaries for the three months ended September 30, 2005.

Minority Interest. There was no minority interest for the three months ended September 30, 2005 as compared to $0.3 million for the three months ended September 26, 2004 due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $2.2 million for the three months ended September 30, 2005 compared to net income of $4.7 million for the three months ended September 26, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 26, 2004

Net Sales. Net sales for the nine months ended September 30, 2005 increased $1,068.1 million, or 131.5%, to $1,880.3 million from $812.2 million for the nine months ended September 26, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic as well as an increase in resin pricing. Container units sold increased 80.6%. On a geographic basis, sales for the nine months ended September 30, 2005 in North America increased $976.1 million, or 145.6%, from the nine months ended September 26, 2004, and included higher container units sold of 117.2%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $543.8 million, $209.8 million, $18.6 million and $203.9 million, respectively, to the increase. Container units sold in North America increased 107.3% in the food and beverage product category, increased 106.3% in the household product category and decreased 5.4% in the automotive lubricants product category. Sales for the nine months ended September 30, 2005 in Europe increased $73.0 million, or 64.9%, compared to sales for the nine months ended September 26, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, which accounted for $49.2 million, and favorable exchange rate changes of approximately $7.9 million. Container units sold in Europe increased 20.4% compared to the same period last year. Sales in South America for the nine months ended September 30, 2005 increased $19.0 million, or 64.8%, from the nine months ended September 26, 2004, primarily due to the acquisition of O-I Plastic, which accounted for $8.4 million, and favorable exchange rate changes of approximately $5.4 million. Container units sold in South America increased 90.1% compared to the same period last year.

Gross Profit. Gross profit for the nine months ended September 30, 2005 increased $87.9 million to $236.0 million from $148.1 million for the nine months ended September 26, 2004. Gross profit for the nine months ended September 30, 2005 increased $72.8 million, $10.1 million and $5.0 million in North America, Europe and South America, respectively, when compared to the nine months ended September 26, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic, of $107.8 million and a favorable impact from changes in foreign currency exchange rates of $3.0 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring and other non-recurring expenses of $12.9 million and a net increase in project costs of $10.0 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $47.7 million to $95.7 million from $48.0 million for the nine months ended September 26, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $14.8 million and $1.4 million for the nine months ended September 30, 2005 and September 26, 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.1% of sales for the nine months ended September 30, 2005 from 5.9% of sales for the nine months ended September 26, 2004.

Impairment Charges. Impairment charges were $1.8 million for the nine months ended September 30, 2005 as compared to $1.2 million for the nine months ended September 26, 2004. Due to a change in the ability to utilize certain assets in the United States and Turkey in 2005 and in the United States and Spain in 2004, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges for the nine months ended September 30, 2005 and September 26, 2004 of $1.8 million and $1.2 million, respectively.

Interest Expense, Net. Interest expense, net increased $71.4 million to $133.6 million for the nine months ended September 30, 2005 from $62.2 million for the nine months ended September 26, 2004. The increase was primarily related to significantly higher debt levels in the first nine months of 2005 following the refinancing on October 7, 2004 in connection with the acquisition of O-I Plastic. The average outstanding debt for the nine months ended September 30, 2005 and September 26, 2004 was $2,527 million and $1,123 million, respectively.

Other (Income) Expense, Net. Other expense, net was $0.4 million for the nine months ended September 30, 2005 as compared to other income, net of $0.2 million for the nine months ended September 26, 2004, primarily due to higher foreign exchange losses.

Income Tax Provision. Income tax provision increased $8.8 million to $13.4 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 26, 2004. The increase was primarily related to taxable earnings in certain of the Company’s European and Mexican subsidiaries for the nine months ended September 30, 2005.

Minority Interest. Minority interest decreased $0.5 million to $0.7 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 26, 2004 due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $9.6 million for the nine months ended September 30, 2005 compared to net income of $31.2 million for the nine months ended September 26, 2004.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $1.2 million and $4.3 million for the three months ended September 30, 2005 and September 26, 2004, respectively, and decreased comprehensive income by $16.2 million and $1.5 million for the nine months ended September 30, 2005 and September 26, 2004, respectively.

Derivatives

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar Rate to the extent the rate exceeds 4.50% prior to January 2006. In the second quarter of 2005, the Company entered into two additional forward starting interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate and pays fixed interest at a weighted average rate of 4.27%, on $150.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $9.2 million for the nine months ended September 30, 2005. Approximately 52% of the amount recorded within OCI is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $12.6 million unrealized gain recorded in accumulated OCI as of September 30, 2005.

Liquidity and Capital Resources

In the nine months ended September 30, 2005, the Company funded, through its various borrowing arrangements and operating activities, $223.1 million of investing activities, consisting of $204.8 million of net capital expenditures, $36.2 million for the purchase of certain Tetra-Pak operations, $13.9 million for the buyout of the minority interest in the Company’s joint venture in Mexico and $7.1 million of other investments, offset by the return of $38.9 million resulting from the resolution of adjustments related to the acquisition of O-I Plastic.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreements currently consist of a senior secured term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million, a second-lien term loan with an initial term loan commitment totaling $350.0 million and a revolving credit facility to the Operating Company totaling $250.0 million. The unused availability of the revolving credit facility under the Credit Agreement at September 30, 2005 was $124.0 million. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2005, 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving credit facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of September 30, 2005, the Company was in compliance with all covenants.

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

At September 30, 2005, the Company’s total indebtedness was $2,548.3 million.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Any breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA (as defined below) could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of September 30, 2005, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements and the Company currently anticipates being able to comply with such financial ratios and tests for the foreseeable future, however, the Company can not give any assurance this will occur. Covenant compliance EBITDA is used to determine the Company’s compliance with many of these covenants.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreements and the Notes, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. The Company believes that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreements and the Notes. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net loss to covenant compliance EBITDA is as follows:

Reconciliation of net loss to EBITDA

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
	(In millions)
Net loss	$(2.2)	$(9.6)	$(81.4)
Interest income	(0.2)	(0.5)	(0.7)
Interest expense	47.6	134.1	212.6
Income tax provision	4.6	13.4	6.6
Depreciation and amortization	46.5	153.1	205.6

EBITDA	$96.3	$290.5	$342.7

Reconciliation of EBITDA to covenant compliance EBITDA

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
		(In millions)
EBITDA	$96.3	$290.5	$342.7
Minority interest	—	0.7	1.0
Impairment charges	0.2	1.8	7.6
Fees related to monitoring agreements(a)	1.2	3.7	5.0
Non-recurring items(b)	13.8	44.4	72.3
Pro forma adjustments (c)	10.9	32.7	47.0

Covenant compliance EBITDA	$122.4	$373.8	$475.6

(a)	Represents annual fees paid to Blackstone and a limited partner of Holdings under monitoring agreements.
(b)	The Company is required to adjust EBITDA, as defined above, for the following non-recurring items:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
		(In millions)
Reorganization and transaction related costs(i)	$8.9	$29.0	$52.1
Project startup costs(ii)	4.9	15.4	20.2
	$13.8	$44.4	$72.3

(i)	Represents non-recurring costs related to the acquisition of O-I Plastic, global reorganization costs and other costs.
(ii)	Represents non-recurring costs associated with project startups.

(c)	The Company is required to adjust EBITDA for synergy cost savings, as defined in the Credit Agreement, and the pro forma impact of acquisitions.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. For the four quarters ended September 30, 2005, the Operating Company’s covenant compliance EBITDA was $475.6 million, which includes $47.0 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.77x and 5.33x, respectively. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

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

Capital expenditures, net of proceeds on sales of fixed assets and excluding acquisitions, for the nine months ended September 30, 2005 were $204.8 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $60.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2005, the Company expects to incur approximately $280.0 million of capital investments, excluding the purchase of the remaining 49% interest in Graham Innopack de Mexico S. de R.L. de C.V., the acquisition of certain Tetra-Pak operations and the return of any purchase price related to the acquisition of O-I Plastic. Approximately $35.0 million of these investments are to realize certain cost savings related to the acquisition of O-I Plastic. For the fiscal year 2006, the Company expects to incur approximately $170.0 million of capital investments. However, total capital investments will depend on the size and timing of growth related opportunities. 2005 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

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

In the wake of hurricanes Katrina and Rita and the damage and disruption those storms caused to the petroleum-based sectors of the economy, resin pricing and availability have taken on a much greater significance for the industry as a whole. While the Company has been able to successfully implement contractual pass-throughs of the extraordinary increases and surcharges in resin, the Company’s performance for the balance of the year will be negatively impacted by the excess logistics, energy and production costs necessary to ensure the continuity of supply to the Company’s customers. The Company does not feel that this impact will be material.

Off-Balance Sheet Arrangements

Other than operating leases, as of September 30, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of September 30, 2005 for financial instruments that have experienced material changes in fair value since December 31, 2004.

	Expected Maturity Date of Interest Rate Swap Agreements at September 30, 2005							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	September 30, 2005
			(Dollars in thousands)				(1)
Derivatives matched against liabilities
Pay fixed swaps	—	$400,000	$650,000	$200,000	—	—	—	$12,589
Pay rate	—	2.60%	3.98%	3.87%	—	—	—
Receive rate	—	4.19%	4.54%	4.54%	—	—	—

(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

Item 4.	Controls and Procedures

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

Dated: November 14, 2005

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	BCP/Graham Holdings LLC,
its General Partner

By:	/s/ John E. Hamilton
John E. Hamilton
Chief Financial Officer
(chief accounting officer and duly authorized officer)