Form 10-Q/A
period 2005-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2005-11-15
CIK 1061507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A

                                Amendment No. 1

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

                                Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Graham Packaging Holdings Company is to restate the March 31, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets to correct a misclassification between current deferred income tax assets and non-current deferred income tax liabilities.

The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities as of March 31, 2005 and December 31, 2004 by $39.8 million and $46.6 million, respectively. See Note 17 of the notes to the condensed consolidated financial statements.

Except for the foregoing amended information, this Form 10-Q/A Amendment No. 1 continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (the "SEC") subsequent to the date of the original filing. In accordance with the rules of the SEC, the affected items of the Form 10-Q, Items 1 and 4 of Part I, are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q/A Amendment No. 1. This Form 10-Q/A Amendment No. 1 does not reflect events occurring after the original filing or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments described above. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

                        GRAHAM PACKAGING HOLDINGS COMPANY

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                   Page Number
                                                                   -----------
Item 1:  Condensed Consolidated Financial Statements:


         CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) -
           At March 31, 2005 and December 31, 2004 (restated)...............  4


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) -
           For the three months ended March 31, 2005 and March 28, 2004.....  5


         CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
           (Unaudited) - For the year ended December 31, 2004 and three months ended March 31, 2005.............................................  6


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
           For the three months ended March 31, 2005 and March 28, 2004.....  7


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...  8


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................... 26


Item 3:  Quantitative and Qualitative Disclosures About Market Risk......... 34


Item 4:  Controls and Procedures............................................ 35

PART II. OTHER INFORMATION
Item 6:  Exhibits........................................................... 36


Signature................................................................... 37

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,            December 31,
                                                                   2005 (1)              2004 (1)
                                                                   ----                  ----
                                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents...............................       $   15,573            $   22,131
   Accounts receivable, net................................          348,426               249,232
   Inventories.............................................          232,142               235,094
   Deferred income taxes...................................           11,342                10,891
   Prepaid expenses and other current assets...............           34,042                39,546
                                                                  ----------            ----------
Total current assets.......................................          641,525               556,894
Property, plant and equipment, net.........................        1,440,379             1,414,993
Intangible assets..........................................           82,673                84,190
Goodwill...................................................          322,959               350,784
Other non-current assets...................................           98,656                98,147
                                                                  ----------            ----------
Total assets...............................................       $2,586,192            $2,505,008
                                                                  ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses...................       $  380,764            $  346,384
   Current portion of long-term debt.......................           24,704                25,654
                                                                  ----------            ----------
Total current liabilities..................................          405,468               372,038
Long-term debt.............................................        2,489,826             2,439,551
Deferred income taxes......................................           99,242                92,230
Other non-current liabilities..............................           22,857                21,627
Minority interest..........................................           14,206                13,662
Commitments and contingent liabilities (see Note 11).......               --                    --
Partners' capital (deficit)................................         (445,407)             (434,100)
                                                                  ----------            ----------
Total liabilities and partners' capital (deficit)..........       $2,586,192            $2,505,008
                                                                  ==========            ==========

(1) As restated, see Note 17.


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

                        GRAHAM PACKAGING HOLDINGS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                            March 31,           March 28,
                                                                              2005 (1)            2004
                                                                              ----                ----
                                                                                   (In thousands)
Operating activities:
   Net (loss) income................................................       $ (11,537)           $ 10,542
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization....................................          52,887              20,358
   Amortization of debt issuance fees...............................           2,597               1,340
   Impairment charges...............................................           1,605                  --
   Stock compensation expense.......................................             102                   2
   Minority interest................................................             544                 379
   Foreign currency transaction loss................................             386                   8
   Interest receivable for ownership interests......................             (45)                (42)
   Changes in operating assets and liabilities, net of acquisition of a business:
     Accounts receivable............................................         (59,478)            (23,169)
     Inventories....................................................           2,835              (1,892)
     Prepaid expenses and other current assets......................           7,128                 111
     Other non-current assets and liabilities.......................           8,787               1,462
     Accounts payable and accrued expenses..........................          34,774               1,542
                                                                           ---------            --------
Net cash provided by operating activities...........................          40,585              10,641
Investing activities:
   Purchases of property, plant and equipment.......................         (62,556)            (29,325)
   Proceeds from sale of property, plant and equipment..............             151                 188
   Acquisitions of/investments in businesses, net of cash acquired..         (32,961)                (40)
                                                                           ---------            --------
Net cash used in investing activities...............................         (95,366)            (29,177)
Financing activities:
   Proceeds from issuance of long-term debt.........................         268,776              91,745
   Payment of long-term debt........................................        (219,279)            (70,133)
   Debt issuance fees...............................................            (435)             (1,500)
                                                                           ---------            --------
Net cash provided by financing activities...........................          49,062              20,112
Effect of exchange rate changes.....................................            (839)               (545)
                                                                           ---------            --------
(Decrease) increase in cash and cash equivalents....................          (6,558)              1,031
Cash and cash equivalents at beginning of period....................          22,131               7,067
                                                                           ---------            --------
Cash and cash equivalents at end of period..........................       $  15,573            $  8,098
                                                                           =========            ========

Supplemental disclosures
Non-cash investing and financing activities:
   Return of purchase price related to the acquisition of O-I Plastic
   (see Note 9)                                                            $  38,900            $     --

(1) As restated, see Note 17.


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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Financial Instruments

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. This statement was effective for mandatorily redeemable financial instruments on January 1, 2004 for the Company. The adoption of SFAS 150 has not had a significant impact on the Company's results of operations or financial position for the periods presented in this quarterly report on Form 10-Q/A Amendment No. 1.

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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued



Cash...............................................      $   10,860
Accounts receivable, net...........................         130,343
Inventories........................................         140,771
Deferred income taxes..............................           8,989
Prepaid expenses and other current assets..........          11,312
                                                         ----------
Total current assets...............................         302,275
Property, plant and equipment......................         732,057
Intangible assets..................................          81,000
Goodwill...........................................         297,951
Other non-current assets...........................           1,928
                                                         ----------

Total..............................................       1,415,211
Less liabilities assumed...........................         223,285
                                                         ----------

Net cost of acquisition............................      $1,191,926
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

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued


                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005
                                 (In thousands)

                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                             -------        ----       ----------  ----------  -------   -------------------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $       --    $    2,002    $        1   $ 13,570   $     --  $        --    $   15,573
   Accounts receivable, net...............         --       120,941       139,795     87,690         --           --       348,426
   Inventories............................         --        77,247       115,929     38,966         --           --       232,142
   Deferred income taxes..................         --            --        10,101      1,241         --           --        11,342
   Prepaid expenses and other current
   assets.................................         --        11,811         4,100     18,131         --           --        34,042
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current assets......................         --       212,001       269,926    159,598         --           --       641,525
Property, plant and equipment, net........         --       529,454       639,448    271,477         --           --     1,440,379
Intangible assets.........................         --         1,970        80,670         33         --           --        82,673
Goodwill..................................         --        10,940       305,202      6,817         --           --       322,959
Net intercompany..........................         --     1,144,759            --         --         --   (1,144,759)           --
Investment in subsidiaries................         --       436,365       212,898         --         --     (649,263)           --
Other non-current assets..................         --        94,723         1,303      2,630         --           --        98,656
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total assets.............................. $       --    $2,430,212    $1,509,447   $440,555   $     --  $(1,794,022)   $2,586,192
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses.. $       --    $  168,934    $  109,277   $102,553   $     --  $        --    $  380,764
   Current portion of long-term debt......         --        18,025            --      6,679         --           --        24,704
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current liabilities.................         --       186,959       109,277    109,232         --           --       405,468
Long-term debt............................         --     2,488,644            --      1,182         --           --     2,489,826
Deferred income taxes.....................         --            --        91,444      7,798         --           --        99,242
Other non-current liabilities.............         --        12,927            --      9,930         --           --        22,857
Investment in subsidiaries................    258,318            --            --         --         --     (258,318)           --
Net intercompany..........................    187,089            --       925,689     31,981         --   (1,144,759)           --
Minority interest.........................         --            --            --     14,206         --           --        14,206
Commitments and contingent liabilities....         --            --            --         --         --           --            --
Partners' capital (deficit)...............   (445,407)     (258,318)      383,037    266,226         --     (390,945)     (445,407)
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total liabilities and partners' capital
(deficit)................................. $       --    $2,430,212    $1,509,447   $440,555   $     --  $(1,794,022)   $2,586,192
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

                        GRAHAM PACKAGING HOLDINGS COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                 (In thousands)


                                            Graham        Graham
                                           Packaging     Packaging                               GPC
                                            Holdings      Company,                    Non-     Capital
                                            Company         L.P.       Guarantors  Guarantors  Corp. I   Eliminations Consolidated
                                            -------         ----       ----------  ----------  -------   ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents.............. $       --    $    1,080    $       --   $ 21,051   $     --  $        --    $   22,131
   Accounts receivable, net...............         --        68,957       107,515     72,760         --           --       249,232
   Inventories............................         --        75,965       122,068     37,061         --           --       235,094
   Deferred income taxes..................         --            --        10,100        791         --           --        10,891
   Prepaid expenses and other current
   assets.................................         --        13,808         2,911     22,827         --           --        39,546
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current assets......................         --       159,810       242,594    154,490         --           --       556,894
Property, plant and equipment, net........         --       493,055       649,494    272,444         --           --     1,414,993
Intangible assets.........................         --         1,843        82,316         31         --           --        84,190
Goodwill..................................         --        40,398       303,546      6,840         --           --       350,784
Net intercompany..........................         --     1,151,550            --         --         --   (1,151,550)           --
Investment in subsidiaries................         --       423,023       215,748         --         --     (638,771)           --
Other non-current assets..................         --        94,126         1,396      2,625         --           --        98,147
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total assets.............................. $       --    $2,363,805    $1,495,094   $436,430   $     --  $(1,790,321)   $2,505,008
                                           ==========    ==========    ==========   ========   ========  ===========    ==========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses... $       --    $  140,007    $  112,260   $ 94,117   $     --  $        --    $  346,384
  Current portion of long-term debt.......         --        18,942            --      6,712         --           --        25,654
                                           ----------    ----------    ----------   --------   --------  -----------    ----------
Total current liabilities.................         --       158,949       112,260    100,829         --           --       372,038
Long-term debt............................         --     2,438,490            --      1,061         --           --     2,439,551
Deferred income taxes.....................         --            --        84,585      7,645         --           --        92,230
Other non-current liabilities.............         --        13,377            --      8,250         --           --        21,627
Investment in subsidiaries................    247,011            --            --         --         --     (247,011)           --
Net intercompany..........................    187,089            --       921,083     43,378         --   (1,151,550)           --
Minority interest.........................         --            --            --     13,662         --           --        13,662
Commitments and contingent liabilities....         --            --            --         --         --           --            --
Partners' capital (deficit)...............   (434,100)     (247,011)      377,166    261,605         --     (391,760)     (434,100)
                                           ----------    ----------    ----------   --------   --------- -----------    ----------
Total liabilities and partners' capital
(deficit)................................. $       --    $2,363,805    $1,495,094   $436,430   $     --  $(1,790,321)   $2,505,008
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
                                                =========       ========

                        GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14. Segment Information

         The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2005 and March 28, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

                                                                     North                   South
                                                                    America     Europe      America   Eliminations      Total
                                                                    -------     ------      -------   ------------      -----
                                                                      (a)        (a)          (a)          (b)          (a)
                                                                                         (In thousands)
Net sales (c) (d)            Three months ended March 31, 2005      $  538,687   $ 66,557    $15,295     $      --   $  620,539
                             Three months ended March 28, 2004         214,609     36,972      8,764           (58)     260,287

Operating income             Three months ended March 31, 2005          35,864      4,677      2,003            --       42,544
                             Three months ended March 28, 2004          29,894      3,141        160            --       33,195

Depreciation and             Three months ended March 31, 2005          49,707      4,939        838            --       55,484
   amortization (e)          Three months ended March 28, 2004          18,093      3,024        581            --       21,698

Impairment charges           Three months ended March 31, 2005           1,605         --         --            --        1,605
                             Three months ended March 28, 2004              --         --         --            --           --

Interest expense, net (e)    Three months ended March 31, 2005          42,056        496        222            --       42,774
                             Three months ended March 28, 2004          20,245        560         71            --       20,876

Income tax provision         Three months ended March 31, 2005           8,191      1,862        373            --       10,426
                             Three months ended March 28, 2004             189      1,212        344            --        1,745

Identifiable assets (c) (d)  As of March 31, 2005                    2,641,539    305,723     49,482      (410,552)   2,586,192
(f)
                             As of December 31, 2004                 2,550,833    300,161     46,877      (392,863)   2,505,008

Goodwill (f)                 As of March 31, 2005                      306,252     16,008        699            --      322,959
                             As of December 31, 2004                   333,174     16,916        694            --      350,784

Net capital expenditures,    Three months ended March 31, 2005          56,342      4,703      1,360            --       62,405
   excluding acquisitions    Three months ended March 28, 2004          24,448      3,237      1,452            --       29,137

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

                       GRAHAM PACKAGING HOLDINGS COMPANY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

17. Restatement of Financial Statements

         Subsequent to the issuance of the Company's first quarter 2005 financial statements, the Company's management became aware of a misclassification on the March 31, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets of deferred income tax assets related to the NOL's acquired as part of the acquisition of O-I Plastic and the NOL's generated by O-I Plastic subsequent to the acquisition on October 7, 2004. The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities as of March 31, 2005 and December 31, 2004 by $39.8 million and $46.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         All entities and assets owned by Graham Packaging Holdings Company ("Holdings") are referred to collectively as the "Company." Graham Packaging Company, L.P. is referred to as the "Operating Company."

         All statements other than statements of historical facts included in this Report on Form 10-Q/A Amendment No. 1, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under "Quantitative and Qualitative Disclosures About Market Risk" (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation:

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

See "Business - Certain Risks of the Business" in Holdings' Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.


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

         For the three months ended March 31, 2005, covenant compliance EBITDA was $118.9 million, including certain required adjustments in accordance with the Company's Credit Agreements of $11.0 million. All of the components of covenant compliance EBITDA for this period, to the extent applicable, are derived from information presented in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q/A Amendment No. 1, other than the aforementioned $11.0 million of required adjustments and other non-cash charges and certain other charges (which includes expenses related to the acquisition of O-I Plastic, global reorganization costs, project costs and other costs) of $10.0 million.

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

     See Note 17 of the notes to the condensed consolidated financial statements related to a restatement of the March 31, 2005 and December 31, 2004 condensed consolidated balance sheets. Management has completed changes in disclosure controls and procedures and as such has concluded that disclosure controls and procedures are effective.

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