Form 10-Q/A
period 2005-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2005-11-15
CIK 1061507

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Graham Packaging Holdings Company is to restate the June 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets to correct a misclassification between current deferred income tax assets and non-current deferred income tax liabilities.

The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities as of June 30, 2005 and December 31, 2004 by $46.0 million and $46.6 million, respectively. See Note 16 of the notes to the condensed consolidated financial statements.

Except for the foregoing amended information, this Form 10-Q/A Amendment No. 1 continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (the "SEC") subsequent to the date of the original filing. In accordance with the rules of the SEC, the affected items of the Form 10-Q, Items 1 and 4 of Part I, are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q/A Amendment No. 1. This Form 10-Q/A Amendment No. 1 does not reflect events occurring after the original filing or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments described above. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	6:	Exhibits	41

Signature			42

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005 (1)	December 31, 2004 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,239	$22,131
Accounts receivable, net	311,437	250,981
Inventories	223,472	235,094
Deferred income taxes	11,398	10,891
Prepaid expenses and other current assets	34,735	37,797
Total current assets	596,281	556,894
Property, plant and equipment, net	1,475,477	1,414,993
Intangible assets	80,864	84,190
Goodwill	323,053	350,784
Other non-current assets	86,553	98,147
Total assets	$2,562,228	$2,505,008

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$343,771	$346,384
Current portion of long-term debt	26,604	25,654
Total current liabilities	370,375	372,038
Long-term debt	2,533,349	2,439,551
Deferred income taxes	93,943	92,230
Other non-current liabilities	21,784	21,627
Minority interest	—	13,662
Commitments and contingent liabilities (see Note 11)	—	—
Partners’ capital (deficit)	(457,223)	(434,100)
Total liabilities and partners’ capital (deficit)	$2,562,228	$2,505,008

(1) As restated, see Note 16.

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

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005 (1)	June 27, 2004
	(In thousands)
Operating activities:
Net (loss) income	$(7,388)	$26,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106,563	40,361
Amortization of debt issuance fees	5,193	2,731
Impairment charges	1,605	400
Stock compensation expense	131	4
Minority interest	728	836
Foreign currency transaction loss	589	88
Interest receivable for ownership interests	(91)	(85)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(62,843)	(27,026)
Inventories	11,919	(6,250)
Prepaid expenses and other current assets	3,461	(2,317)
Other non-current assets and liabilities	2,588	2,486
Accounts payable and accrued expenses	358	10,950
Net cash provided by operating activities	62,813	48,710
Investing activities:
Purchases of property, plant and equipment	(135,686)	(53,539)
Proceeds from sale of property, plant and equipment	439	266
Acquisitions of/investments in businesses, net of cash acquired	(17,478)	(12,831)
Net cash used in investing activities	(152,725)	(66,104)
Financing activities:
Proceeds from issuance of long-term debt	577,618	165,420
Payment of long-term debt	(492,323)	(148,136)
Debt issuance fees	(809)	(1,500)
Net cash provided by financing activities	84,486	15,784
Effect of exchange rate changes	(1,466)	(697)
Decrease in cash and cash equivalents	(6,892)	(2,307)
Cash and cash equivalents at beginning of period	22,131	7,067
Cash and cash equivalents at end of period	$15,239	$4,760

Supplemental disclosures
Cash paid for taxes	$3,152	$1,536
Non-cash investing and financing activities:
Capital leases	9,217	—

(1) As restated, see Note 16.

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

Cash	$10,860
Accounts receivable, net	130,343
Inventories	140,771
Deferred income taxes	8,989
Prepaid expenses and other current assets	11,312
Total current assets	302,275
Property, plant and equipment	736,265
Intangible assets	81,000
Goodwill	295,206
Other non-current assets	1,928

Total	1,416,674
Less liabilities assumed	225,199

Net cost of acquisition	$1,191,475

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,500	$1	$12,738	$—	$—	$15,239
Accounts receivable, net	—	84,089	137,732	89,616	—	—	311,437
Inventories	—	82,738	100,320	40,414	—	—	223,472
Deferred income taxes	—	—	10,161	1,237	—	—	11,398
Prepaid expenses and other current assets	—	12,826	3,154	18,755	—	—	34,735
Total current assets	—	182,153	251,368	162,760	—	—	596,281
Property, plant and equipment, net	—	559,043	646,689	269,745	—	—	1,475,477
Intangible assets	—	2,120	78,710	34	—	—	80,864
Goodwill	—	14,318	306,718	2,017	—	—	323,053
Net intercompany	—	1,165,975	—	—	—	(1,165,975)	—
Investment in subsidiaries	—	436,380	226,389	—	—	(662,769)	—
Other non-current assets	—	82,704	1,211	2,638	—	—	86,553
Total assets	$—	$2,442,693	$1,511,085	$437,194	$—	$(1,828,744)	$2,562,228

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$148,875	$99,038	$95,858	$—	$—	$343,771
Current portion of long-term debt	—	19,580	—	7,024	—	—	26,604
Total current liabilities	—	168,455	99,038	102,882	—	—	370,375
Long-term debt	—	2,532,275	—	1,074	—	—	2,533,349
Deferred income taxes	—	—	85,578	8,365	—	—	93,943
Other non-current liabilities	—	12,097	—	9,687	—	—	21,784
Investment in subsidiaries	270,134		—	—	—	(270,134)	—
Net intercompany	187,089	—	941,254	37,632	—	(1,165,975)	—
Minority interest	—	—	—	—	—	—	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(457,223)	(270,134)	385,215	277,554	—	(392,635)	(457,223)
Total liabilities and partners’ capital (deficit)	$—	$2,442,693	$1,511,085	$437,194	$—	$(1,828,744)	$2,562,228

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

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2005 and June 27, 2004, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
		(a)	(a)	(a)	(b)	(a)
		(In thousands)
Net sales (c) (d)	Three months ended June 30, 2005	$565,405	$63,865	$15,466	$(4)	$644,732
	Three months ended June 27, 2004	233,267	37,523	9,324	—	280,114
	Six months ended June 30, 2005	1,104,092	130,421	30,761	(4)	1,265,270
	Six months ended June 27, 2004	447,876	74,495	18,087	(58)	540,400

Operating income	Three months ended June 30, 2005	38,715	5,873	1,677	—	46,265
	Three months ended June 27, 2004	32,739	5,085	803	—	38,627
	Six months ended June 30, 2005	74,579	10,551	3,680	—	88,810
	Six months ended June 27, 2004	62,633	8,225	963	—	71,821

Depreciation and	Three months ended June 30, 2005	50,384	5,040	848	—	56,272
amortization (e)	Three months ended June 27, 2004	18,477	2,353	564	—	21,394
	Six months ended June 30, 2005	100,092	9,979	1,685	—	111,756
	Six months ended June 27, 2004	36,570	5,377	1,145	—	43,092

Impairment charges	Three months ended June 30, 2005	—	—	—	—	—
	Three months ended June 27, 2004	400	—	—	—	400
	Six months ended June 30, 2005	1,605	—	—	—	1,605
	Six months ended June 27, 2004	400	—	—	—	400

Interest expense, net (e)	Three months ended June 30, 2005	42,759	396	301	—	43,456
	Three months ended June 27, 2004	19,526	542	249	—	20,317
	Six months ended June 30, 2005	84,815	893	522		86,230
	Six months ended June 27, 2004	39,771	1,102	320	—	41,193

Income tax (benefit)	Three months ended June 30, 2005	(3,999)	1,978	369	—	(1,652)
provision	Three months ended June 27, 2004	257	1,086	298	—	1,641
	Six months ended June 30, 2005	4,192	3,840	742	—	8,774
	Six months ended June 27, 2004	446	2,298	642	—	3,386

Identifiable assets (c)(d)(f)	As of June 30, 2005	2,628,651	291,780	54,754	(412,957)	2,562,228
	As of December 31, 2004	2,550,833	300,161	46,877	(392,863)	2,505,008

Goodwill (f)	As of June 30, 2005	307,113	15,238	702	—	323,053
	As of December 31, 2004	333,174	16,916	694	—	350,784

Net capital expenditures,	Six months ended June 30, 2005	123,205	9,392	2,650	—	135,247
excluding acquisitions	Six months ended June 27, 2004	42,276	8,365	2,632	—	53,273

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	On October 7, 2004, the Company acquired O-I Plastic.
(b)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
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

16.	Restatement of Financial Statements

Subsequent to the issuance of the Company’s second quarter 2005 financial statements, the Company’s management became aware of a misclassification on the June 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets of deferred income tax assets related to NOL’s acquired as part of the acquisition of O-I Plastic and the NOL’s generated by O-I Plastic subsequent to the acquisition on October 7, 2004. The effect of the restatement is to reduce current deferred income tax assets, total current assets and non-current deferred income tax liabilities as of June 30, 2005 and December 31, 2004 by $46.0 million and $46.6 million, respectively.

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

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under the Credit Agreements and the Notes, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. The Company believes that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q/A Amendment No. 1 is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreements and the Notes. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to covenant compliance EBITDA is as follows:

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

Except as set forth below, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect Holdings’ disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in Holdings’ internal controls.  See Note 16 of the notes to the condensed consolidated financial statements related to a restatement of the June 30, 2005 and December 31, 2004 condensed consolidated balance sheets. Management has completed changes in disclosure controls and procedures and as such has concluded that disclosure controls and procedures are effective.

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