Form 10-K
period 2005-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2006-03-31
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes ☒ No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒.

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 15, 2006 was $-0-. As of March 15, 2006, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

______________

DOCUMENTS INCORPORATED BY REFERENCE

None.

GRAHAM PACKAGING HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations and the costs, integration and performance and operation of O-I Plastic (as defined below), and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

•	the restrictive covenants contained in instruments governing the Company’s indebtedness;
•	the Company’s high degree of leverage and substantial debt service;
•	the Company’s exposure to fluctuations in resin prices and its dependence on resin supplies;
•	risks associated with the Company’s international operations;
•	the Company’s dependence on significant customers and the risk that customers will not purchase the Company’s products in the amounts expected by the Company under their requirements contracts;
•	the majority of the Company’s sales are made pursuant to requirements contracts;
•	a decline in prices of plastic packaging;
•	the Company’s ability to develop product innovations and improve the Company’s production technology and expertise;
•	infringement on the Company’s proprietary technology;
•	sales of the Company’s beverage containers may be affected by cool summer weather;
•	risks associated with environmental regulation and liabilities;
•	the possibility that the Company’s shareholders’ interests will conflict with the Company’s interests;
•	the Company’s dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;
•	the Company’s ability to continue to successfully integrate O-I Plastic into the Company’s business and operations;
•	the Company’s ability to continue to achieve expected cost savings and other synergies in connection with the Acquisition (as defined below);
•	the Company’s ability to successfully integrate its business with those of other businesses that the Company may acquire;
•	risks associated with a significant portion of the Company’s employees being covered by collective bargaining agreements; and
•	the Company’s dependence on blow molding equipment providers.

See “Item 1A – Risk Factors.” All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable. Market data and certain industry forecasts used herein were obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, internal surveys, industry forecasts and market research, while believed to be reliable, have not been independently verified, and the Company makes no representations as to the accuracy of such information.

PART I

Item 1.	Business

Unless the context otherwise requires, all references herein to the “Company,” “we,” “our” or “us” refer to Graham Packaging Holdings Company (“Holdings”) and its subsidiaries. Graham Packaging Company, L.P. (the “Operating Company”) is a wholly owned subsidiary of Holdings. References to the “Blackstone Investors” herein refer to Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. References to the “Graham Family Investors” herein refer to Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family. All references to “Management” herein shall mean the Management of the Operating Company at the time in question, unless the context indicates otherwise.

The Company focuses on the sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela.

On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) for approximately $1.2 billion (“the “Acquisition”). Since October 7, 2004 the Company’s operations have included the operations of O-I Plastic. With this acquisition the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

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

General

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989 as a Pennsylvania limited partnership. It changed its name to “Graham Packaging Company” on March 28, 1991 and to “Graham Packaging Holdings Company” on February 2, 1998. The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994 as a Delaware limited partnership and changed its name to “Graham Packaging Company, L.P.” on February 2, 1998. The predecessor to Holdings, controlled by the predecessors of the Graham Family Investors, was formed in the mid-1970’s as a regional domestic custom plastic container supplier. The primary business activity of Holdings is its direct and indirect ownership of 100% of the partnership interests in the Operating Company.

The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, telephone (717) 849-8500. The Company maintains a website at www.grahampackaging.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practical after the Company files these reports with the U.S. Securities and Exchange Commission. The information contained on the Company’s website is not incorporated by reference herein.

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants.

The Company is a worldwide leader in the design, manufacture and sale of technology-based, value-added custom blow molded plastic containers for branded consumer products. As of December 31, 2005, the Company supplies its plastic containers to food and beverage, household, personal care/specialty and automotive lubricants product categories through 88 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in product categories where it will benefit from the continuing conversion trend toward value-added plastic packaging in place of more commodity glass, metal and paperboard packaging. The Company targets product categories that demand value-added packaging and that will benefit from conversion to plastic packaging; and it pursues opportunities with selected major consumer product companies that it expects will lead the conversion to plastic in these categories. The Company utilizes its innovative design, engineering and technological capabilities to deliver customized, value-added products to its customers in these product categories in order to distinguish their branded products and increase their sales.

From 1998 through 2005, the Company grew net sales at a compounded annual growth rate of over 22% as a result of its capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging, its acquisition on October 7, 2004 of O-I Plastic and an increase in resin prices during the period. With leading positions in each of its core product categories, the Company believes it is poised to continue to benefit from the current conversion trend towards value-added plastic packaging, offering it the opportunity to realize attractive returns on investment.

The Company has an extensive blue-chip customer base that includes many of the world’s largest branded consumer products companies. Approximately one-third of the Company’s manufacturing facilities are located on-site at its customers’ plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts, which typically include resin pass-through provisions allowing for substantially all increases and decreases in the cost of resin, the Company’s major raw material, to be passed through to its customers, thus substantially mitigating the effect of resin price movements on the Company’s profitability. The Company’s containers are manufactured primarily from three plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2005, the Company’s top 20 customers comprised over 72% of its net sales and have been its customers for an average of over 20 years.

The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to consistently generate strong volume growth, margins and returns on invested capital.

Food and Beverage. In the food and beverage product category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, sports drinks/isotonics, beer, liquor, yogurt drinks, nutritional drinks, toppings, sauces, jellies and jams. Management believes, based on internal estimates, that the Company has the leading domestic position in plastic containers for hot-fill juice and juice drinks, sports drinks, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings, condiments and beer, and the leading global position in plastic containers for yogurt drinks. The Company’s food and beverage sales have grown at a compound annual growth rate of 30% from fiscal 1998 through fiscal 2005. Based on the Company’s knowledge of and experience in the industry, its focus on markets which are likely to convert to plastic, its proprietary technologies and its current market position, Management believes the Company is strategically positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic and also to take advantage of evolving domestic and international conversion opportunities like snack foods, beer, baby food and adult nutritional beverages.

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“CCNA”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Quaker Oats”), Tropicana Products, Inc. (“Tropicana”), Conopro Inc. (“Unilever”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2005, 2004 and 2003, the Company generated approximately 57.9%, 56.9% and 58.5%, respectively, of its net sales from food and beverage containers.

Household. In the household product category, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care and hard-surface cleaners. The growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now follows GDP growth as liquids have gained a predominant share of these products.

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Colgate-Palmolive Company (“Colgate-Palmolive”), Dial Corporation (“Dial”), The Procter & Gamble Company (“Procter & Gamble”) and Unilever. For the years ended December 31, 2005, 2004 and 2003, the Company generated approximately 20.3%, 20.2% and 19.6%, respectively, of its net sales from household containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of one quart/one liter plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries, including approximately 89% of the one quart/one liter plastic motor oil containers in the U.S., based upon 2005 unit sales. The Company has been producing automotive lubricants containers since the first plastic automotive lubricants container was introduced over 20 years ago and since then has partnered with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company’s joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP plc, producer of Castrol motor oil), Chevron U.S.A. Inc. (“Chevron”), ExxonMobil Corporation (“ExxonMobil”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2005, 2004 and 2003, the Company generated approximately 11.0%, 17.8% and 21.9%, respectively, of its net sales from automotive lubricants containers.

Personal Care/Specialty. Nearly all of the Company’s sales in the personal care/specialty product category were the result of the acquisition of O-I Plastic on October 7, 2004. In the personal care/specialty product category, the Company is a leading supplier of plastic containers for products such as hair care, skin care and oral care. The Company’s product design, technology development and decorating capabilities help its customers build brand awareness for their products through unique, and frequently changing, packaging design. The Company believes it has the leading domestic position in plastic containers for hair care and skin care products.

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order: Johnson & Johnson Consumer Companies, Inc. (“Johnson & Johnson”), Procter & Gamble and Unilever. For the years ended December 31, 2005 and 2004, the Company generated approximately 10.8% and 5.1%, respectively, of its net sales from personal care/specialty containers.

Additional information regarding business segments and product categories is provided in Note 21 of the Notes to Financial Statements.

Products and Raw Materials

PET, HDPE and PP resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of suppliers and the Company is not dependent upon any single supplier. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance this will be true in the future. Historically, the Company’s gross profit has been substantially unaffected by fluctuations in resin prices because industry practice and the Company’s customer contracts permit substantially all changes in resin prices to be passed through to customers through corresponding changes in product pricing. However, a sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world. The recycling plant is located near the Company’s headquarters in York, Pennsylvania.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The Company’s customers demand a high degree of packaging design and engineering to accommodate complex container shapes and performance and material requirements, in addition to quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2005, the Company had sales to one customer, PepsiCo, which exceeded 10% of net sales. The Company’s sales were 17.9% of net sales for the year ended December 31, 2005 to PepsiCo. For the year ended December 31, 2005, the Company’s twenty largest customers, who accounted for over 72% of net sales, were, in alphabetical order:

Customer (1)	Category	Company Customer Since (1)
Abbott	Food and Beverage	Mid 2000s
Ashland (2)	Automotive Lubricants	Early 1970s
BP Lubricants (3)	Automotive Lubricants	Late 1960s
Chevron	Automotive Lubricants	Early 1970s
Church & Dwight	Household	Late 1980s
Clement Pappas	Food and Beverage	Mid 1990s
Clorox	Food and Beverage and Household	Late 1960s
CCNA	Food and Beverage	Late 1990s
Colgate-Palmolive	Household	Mid 1980s
Danone	Food and Beverage	Late 1970s
Dial	Household and Personal Care/Specialty	Early 1990s
ExxonMobil	Automotive Lubricants	Early 2000s
Heinz	Food and Beverage	Early 1990s
Johnson & Johnson	Person Care/Specialty	Late 1970s
Ocean Spray	Food and Beverage	Early 1990s
PepsiCo (4)	Food and Beverage	Early 2000s
Frito-Lay	Food and Beverage	Early 2000s
Quaker Oats	Food and Beverage	Late 1990s
Tropicana	Food and Beverage	Mid 1980s
Procter & Gamble	Household and Personal Care/Specialty	Late 1950s
Shell (5)	Automotive Lubricants	Early 1970s
Pennzoil-Quaker State	Automotive Lubricants	Early 1970s
Unilever	Household, Personal Care/Specialty and Food and Beverage	Early 1970s
Welch’s	Food and Beverage	Early 1990s

(1)	These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)	Ashland is the producer of Valvoline motor oil.
(3)	BP Lubricants is the producer of Castrol motor oil.
(4)	PepsiCo includes Frito-Lay, Quaker Oats and Tropicana.
(5)	Shell includes Pennzoil-Quaker State.

International Operations

The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As of the end of 2005, the Company had 30 manufacturing facilities located in countries outside of the United States, including Argentina (2), Belgium (2), Brazil (5), Canada (1), Ecuador (1), England (1), Finland (1), France (3), Hungary (1), Mexico (5), the Netherlands (2), Poland (2), Spain (1), Turkey (2) and Venezuela (1).

South America. The Company operates five on-site plants and four off-site plants in South America. In Brazil, the Company has three on-site plants for the production of motor oil containers, including one for Petrobras Distribuidora S.A., the national oil company of Brazil and one on-site plant for the production of dairy containers. The Company also has an off-site plant in Brazil for the production of motor oil and agricultural and chemical containers. In Argentina, the Company has one off-site plant for the production of tube containers and containers for pharmaceuticals, household and personal care products and an on-site plant for the production of food and beverage containers. In Ecuador, the Company has one off-site facility that manufactures containers for edible oils and returnable containers for beverage drinks. In Venezuela, the Company has one off-site facility that manufactures containers for household and personal care products.

Mexico. In Mexico, the Company has three off-site plants and two on-site plants for the production of plastic containers for all four of the Company’s core product categories.

Europe. The Company has on-site plants in each of Belgium, France, Hungary, the Netherlands, Poland, Spain and Turkey and seven off-site plants in England, Finland, France, the Netherlands, Poland and Turkey, for the production of plastic containers for all four of the Company’s core product categories.

Canada. The Company has one off-site facility located near Toronto, Canada to service Canadian and northern U.S. customers. This facility produces containers for all four of the Company’s core product categories.

See Note 21 of the Notes to the Consolidated Financial Statements.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company’s primary competitors include Alcan Plastic Bottle, Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company competes effectively through its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise.

Marketing and Distribution

The Company’s sales are made primarily through its own direct sales force, as well as selected brokers. Sales activities are conducted from the Company’s corporate headquarters in York, Pennsylvania and from field sales offices located in Cincinnati, Ohio; Houston, Texas; Levittown, Pennsylvania; Maryland Heights, Missouri; Saddlebrook, New Jersey; Skokie, Illinois; Mississauga, Ontario, Canada; Paris, France; Chalgrove, England; Etten-Leur, Netherlands; Ryttyla, Finland; Buenos Aires, Argentina; Caracas, Venezuela; Sao Paulo, Brazil; Rio de Janeiro, Brazil; Sulejowek, Poland; and Istanbul, Turkey. The Company’s products are typically delivered by truck, on a daily basis, in order to meet customers’ just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company’s on-site operations are integrated with its customers’ manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers’ filling lines.

Superior Product Design and Development Capabilities

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	aseptic HDPE container for the 8th Continent soy-based beverages;
•	hot-fill PET 16 oz. container with Monosorb™ oxygen scavenger for Tropicana Season’s Best brand, PepsiCo’s Dole brand and Welch’s brand juices;
•	hot-fill PET and PP wide-mouth jar for Ragu pasta sauce, Seneca applesauce, Welch’s jellies and jams and Signature fruit slices;
•	HDPE frozen juice container for Welch’s and Old Orchard in the largely unconverted metal and paper-composite can markets;
•	a true wide-mouth PET juice carafe for Tropicana’s Pure Premium;
•	a multi-layer HDPE canister for Frito-Lay’s Stax product;
•	a multi-layer SurShot™ PET container for ketchup, beer and juices;
•	Downy Simple Pleasures bottle for Procter & Gamble; and
•	the Company’s Flexa Tube™ for Unilever’s South American hair care products.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its dual-chamber bottle for P&G Cosmetics (2005 Food & Drug Personal Care package of the year), ATP panel-free single serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award), Ensure reclosable bottle (2004 Ameristar Award and 2004 Dupont Award), Flexa Tube™ (2003 Dupont Award, 2003 Ameristar Award and 2003 Food & Drug Packaging Award), Coca-Cola Quatro bottle (2002 Mexican Packaging Association) and Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association).

The Company has an advanced multi-layer injection technology, trade named SurShot™. The Company believes that SurShot™ is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot™ technology. Currently, the Company is co-developing an advanced 144 cavity SurShot™ machine, under its long-term technical arrangement with Husky Injection Molding Systems Ltd., which will offer significant production cost advantages. The Company will have exclusive rights to use this leading edge machine and expects to commercialize 144 cavity SurShot™ machines.

Management believes the Company’s design and development capabilities, particularly in light of the Company’s acquisition of O-I Plastic, has positioned the Company as the packaging design, development and technology leader in the industry. Over the past several years the Company has received and has filed for numerous patents. See “—Intellectual Property”.

The Company recently enhanced its capability with the opening of the Global Innovation & Design Center in York, Pennsylvania.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of the end of 2005, approximately one-third of its 88 manufacturing facilities were on-site at customer and vendor facilities. Within these 88 plants, the Company operates over 950 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. The Company’s manufacturing historically has not been subject to large seasonal fluctuations.

In the blow molding process used for HDPE applications, resin pellets are blended with colorants or other necessary additives and fed into the extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. In a wheel blow molding process, bottle molds mounted radially on a wheel capture the parison as it leaves the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. While certain of the Company’s competitors also use wheel technology in their production lines, the Company has developed a number of proprietary improvements which Management believes permit the Company’s wheels to operate at higher speeds and with greater efficiency in the manufacture of containers with one or more special features, such as multiple layers and in-mold labeling.

In the stretch blow molding process used for hot-fill PET applications, resin pellets are fed into an injection molding machine that uses heat and pressure to mold a test tube shaped parison or “preform.” The preform is then fed into a blow molder where it is re-heated to allow it to be formed through a stretch blow molding process into a final container. During this re-heat and blow process, special steps are taken to induce the temperature resistance needed to withstand high temperatures on customer filling lines. Management believes that the injection molders and blow molders used by the Company are widely recognized as the leading technologies for high speed production of hot-fill PET containers and have replaced less competitive technologies used initially in the manufacture of hot-fill PET containers.

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

The Company also operates a variety of bottle decorating platforms. Labeling and decorating is accomplished through in-mold techniques or one of many post-molding methods. Post-molding methods include pressure sensitive labelers, rotary full-wrap labelers, silk-screen decoration, heat transfer and hot stamp. These post-molding methods of decoration or labeling can be in-line or off-line with the molding machine. Typically, these decoration methods are used for bottles in the personal care/specialty product category.

The Company has employed various types and styles of automation to rationalize labor costs, accomplish assembly tasks, increase throughput and improve quality. Types of automation range from case and tray packers to laser guided vehicles. Other automation equipment includes box and bulk bottle palletizers, pick and place robots, automatic in-line leak detection and vision inspection systems. Assembly automation includes bottle trimming, spout spinwelding or insertion, cap insertion and tube cutting/welding. Management believes that there are additional automation opportunities which could further rationalize labor costs and improve plant efficiency.

The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for its containers. The Company’s production lines are equipped with various automatic inspection machines that electronically inspect containers. Additionally, product samples are inspected and tested by Company employees on the production line for proper dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as raw materials. The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Quality control laboratories are maintained at each manufacturing facility to test its products.

The Company has highly modernized equipment in its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for value-added PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage product category. In the past, the Company has achieved substantial cost savings in its manufacturing process through productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic weight requirements for each product’s specifications.

Cash paid for property, plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions, for 2005, 2004 and 2003 were $242.6 million, $151.9 million and $91.8 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $55 million per year. For 2006, the Company expects to make capital expenditures, excluding acquisitions, of approximately $200 million; this amount includes approximately $30 million for projects previously expected to be spent in 2005 that were delayed until 2006.

Ownership

Holdings is currently owned by (i) BMP/Graham Holdings Corporation, a Delaware corporation (97%-owned by the Blackstone Investors and 3%-owned by the Management) (“Investor LP”), who owns an 81% limited partnership interest, (ii) BCP/Graham Holdings L.L.C., a Delaware limited liability company (wholly owned by BMP/Graham Holdings Corporation) (“Investor GP” and, together with Investor LP, the “Equity Investors”), who owns a 4% general partnership interest, (iii) GPC Holdings, L.P., a Pennsylvania limited partnership (indirectly owned by the Graham Family Investors), who owns a 14% limited partnership interest and (iv) Graham Packaging Corporation, a Pennsylvania corporation (indirectly owned by the Graham Family Investors), who owns a 1% general partnership interest. Certain members of Management own an aggregate of approximately 3% of the outstanding common stock of Investor LP, which constitutes approximately a 2.5% interest in Holdings. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC (“Opco GP”), a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company. See “Security Ownership of Certain Beneficial Owners and Management” (Item 12).

GPC Capital Corp. I (CapCo I”), a wholly owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Notes and Senior Subordinated Notes, as defined herein, and as co-borrower under the Credit Agreement and Second-Lien Credit Agreement (as defined herein) (see “Item 1A – Risk Factors”). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets, do not conduct any operations and did not receive any proceeds of the refinancing. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

Employees

As of December 31, 2005, the Company had approximately 8,900 employees, 7,200 of which were located in North America, 1,200 of which were located in Europe and 500 of which were located in South America. Approximately 83% of the Company’s employees are hourly wage employees, 55% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire through October 2011. In North America, 84% of the Company’s employees are hourly employees, 50% of whom are represented by various labor unions. In Europe, 80% of the Company’s employees are hourly employees, 94% of whom are represented by various labor unions. In South America, 84% of the Company’s employees are hourly employees, 33% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company’s employees.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material claim for liability with respect to contamination at any location. Based on existing information, Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2005 and are not expected to be material in the future.

A number of governmental authorities, both in the United States and abroad, have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company’s business. Some consumer products companies, including some of the Company’s customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. The Company operates one of the largest HDPE bottles-to-bottle recycling plants in the world. Management believes that to date the Company has not been materially adversely affected by these initiatives and developments.

Intellectual Property

The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Others could, however, obtain knowledge of this proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to licensing arrangements and other agreements authorizing it to use other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company’s licenses generally ranges from 5 to 17 years. In some cases the licenses granted to the Company are perpetual and in other cases the term of the license is related to the life of the patent associated with the license. The Company also has licensed some of its intellectual property rights to third parties. See also “Certain Relationships and Related Transactions” (Item 13).

Item 1A.	Risk Factors

Restrictive Debt Covenants. On October 7, 2004 the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million (the “B Loan”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to its terms, on December 9, 2005 the Credit Agreement was amended in order to, among other things, adjust the pricing terms of the B Loan. The Second-Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million (the “Second-Lien Loan”). The Credit Agreements and the Indentures for the Senior Notes and the Senior Subordinated Notes (each as defined herein) contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the activities of the Company. In addition, under the Credit Agreements, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with those provisions may be affected by events beyond the Operating Company’s control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed under the Credit Agreements, together with accrued interest, to be due and payable and could proceed against any collateral securing that indebtedness.

Substantial Leverage. The Company is highly leveraged. As of December 31, 2005, the Company had consolidated indebtedness of $2,638.3 million and partners’ deficit of $493.7 million and the Company’s annual net interest expense for 2005 was $184.4 million. As of December 31, 2005, $1,981.0 million of the Company’s total indebtedness was incurred under floating interest rate arrangements, $400.0 million of which was subject to interest rate swaps which fixed the interest rate. As a result, as of December 31, 2005, $1,581.0 million of the Company’s indebtedness was subject to floating interest rates. A 1% increase in interest rates would increase the Company’s annual interest payments on this debt by approximately $15.8 million. The $400.0 million of interest rate swaps expire at various points in 2006, and the Company has entered into agreements for $925.0 million of new interest rate swaps that become effective at various points in 2006 ($825.0 million in the first quarter of 2006). Availability under the Company’s Revolving Credit Facility as of December 31, 2005 and March 28, 2006 was $52.1 million and $114.6 million (as reduced by $10.4 million of outstanding letters of credit), respectively. The Company intends to fund their operating activities, integration costs and capital expenditures in part through borrowings under this Revolving Credit Facility. The Company’s Credit Agreements and Indentures permit the Company to incur additional indebtedness, subject to certain limitations. All loans outstanding under the Revolving Credit Facility are scheduled to be repaid in October 2010 and scheduled annual principal repayments for the B Loan under the Credit Agreement are as follows:

•	2006 - $14.5 million
•	2007 - $14.5 million
•	2008 - $14.5 million
•	2009 - $14.5 million
•	2010 - $14.5 million
•	2011 - $1,363.0 million

All amounts outstanding under the Second-Lien Credit Agreement are scheduled to be repaid in April 2012.

The Company’s high degree of leverage could have important consequences, including, but not limited to, the following: (i) the Company’s ability to refinance existing indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes, including capital expenditures necessary for maintenance of the Company’s facilities and for the growth of its business; (iii) some of the Company’s borrowings are and will continue to be at variable rates of interest, which expose the Company to the risk of increased interest rates; (iv) the Company may be substantially more leveraged than some of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company’s substantial degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or in its business.

Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies. The Company depends on large quantities of PET, HDPE and other resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers. Historically, the Company has passed through substantially all increases and decreases in the cost of resins to its customers through contractual provisions and standard industry practice; however, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company’s operating margins could be affected adversely. Furthermore, if the Company cannot obtain sufficient amounts of resin from any of its suppliers, or if there is a substantial increase in oil or natural gas prices, and as a result an increase in resin prices, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

Risks Associated with International Operations. The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. For instance, fluctuations in the euro may materially affect the Company’s operating results. Furthermore, the Company typically prices its products in its foreign operations in local currencies. As a result, an increase in the value of the dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the Company’s profitability. In the Company’s consolidated financial statements, the Company translates its local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, the Company’s reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations decreased comprehensive income by $17.1 million and increased comprehensive income by $23.4 million and $24.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition to currency translation risks, the Company incurs a currency transaction risk whenever one of its operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Furthermore, changes in local economic conditions, such as the economic decline in Venezuela can affect operations. The Company’s international operations also expose it to different local political and business risks and challenges. For example, in certain countries the Company is faced with periodic political issues which could result in currency risks or the risk that the Company is required to include local ownership or management in its businesses. The above mentioned risks in North America, Europe and South America may hurt the Company’s ability to generate revenue in those regions in the future.

Dependence on Significant Customer. PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade, Quaker Oats and Tropicana) is the Company’s largest customer and all product lines the Company provides to PepsiCo collectively accounted for approximately 17.9% of the Company’s net sales for the year ended December 31, 2005. The Company is not the sole supplier of plastic packaging to PepsiCo. If PepsiCo terminated its relationship with the Company, it could have a material adverse effect upon the Company’s business, financial position or results of operations. Additionally, in 2005, the Company’s top 20 customers comprised over 72% of its net sales. If any of the Company’s largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of the Company’s largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs and possible impairment of long-lived assets. This could also result in the Company’s selling, general and administrative expenses and capital expenditures representing increased portions of its revenues.

Customer Requirements. The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts, which typically include resin pass-through provisions allowing for substantially all increases and decreases in the cost of resin, the Company’s major raw material, to be passed through to its customers, thus substantially mitigating the effect of resin price movements on the Company’s profitability. Customers’ purchase orders and contracts typically vary in length with terms up to ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Despite the existence of supply contracts with its customers, although in the past its customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what the Company has expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet its expectations.

Reduced Prices. The Company operates in a competitive environment. In the past, the Company has encountered pricing pressures in its markets and could experience further declines in prices of plastic packaging as a result of competition. Although the Company has been able over time to partially offset pricing pressures by reducing its cost structure and making the manufacturing process more efficient, the Company may not be able to continue to do so in the future. The Company’s business, results of operations and financial condition may be materially adversely affected by further declines in prices of plastic packaging and such further declines could lead to a loss of business and a decline in its margins.

Product Innovations. The Company’s success may depend on its ability to adapt to technological changes in the plastic packaging industry. If the Company is unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, its business and results of operations could be materially and adversely affected.

Proprietary Technology. The Company relies on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect its intellectual property rights. The Company enters into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates as necessary to protect its know-how, trade secrets and other proprietary information. However, these measures and its patents and trademarks may not afford complete protection of its intellectual property, and it is possible that third parties may copy or otherwise obtain and use its proprietary information and technology without authorization or otherwise infringe on its intellectual property rights. The Company cannot assure that its competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. If the Company is unable to maintain the proprietary nature of its technologies, its profit margins could be reduced as competitors imitating its products could compete aggressively against the Company in the pricing of certain products and its business, results of operations and financial condition may be materially adversely affected.

The Company is involved in litigation from time to time in the course of its business to protect and enforce its intellectual property rights, and third parties from time to time initiate litigation against the Company asserting infringement or violation of their intellectual property rights. The Company cannot assure that its intellectual property rights have the value that the Company believes them to have or that its products will not be found to infringe upon the intellectual property rights of others. Further, the Company cannot assure that it will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on its business. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on the Company’s business and results of operations regardless of its outcome.

Weather. A significant portion of the Company’s revenue is attributable to the sale of beverage containers. Demand for beverages and the Company’s beverage containers tend to peak during the summer months. In the past, cool summer weather conditions have reduced the demand for beverages, which in turn has reduced the demand for beverage containers manufactured by the Company. Such unseasonably cool summer weather could reduce the Company’s sales and profitability.

Environmental Liabilities. The Company is subject to a variety of national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, the compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. As a manufacturer, the Company has an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on its properties or as a result of its operations. The Company could, in the future, incur a material liability resulting from the costs of complying with environmental laws or any claims concerning noncompliance, or liability from contamination.

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

In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company’s business. Some consumer products companies, including some of the Company’s customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. Future legislation and initiatives could adversely affect the Company in a manner that would be material.

Control by Blackstone and Conflicts with Investors. The Blackstone Investors indirectly control approximately 85% of the partnership interests in Holdings. Pursuant to the Fifth Amended and Restated Limited Partnership Agreement (the “Holdings Partnership Agreement”) by and among the Graham Family Investors, Graham Packaging Corporation, BCP/Graham Holdings L.L.C. and BMP/Graham Holdings Corporation, holders of a majority of the partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. For example, the Blackstone Investors could cause the Company to make acquisitions that increase the amount of its indebtedness or to sell revenue generating assets, impairing the Company’s ability to make payments under its debt agreements. Additionally, the Blackstone Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The Blackstone Investors may also pursue acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. The Graham Family Investors have substantial expertise and knowledge in our industry and may also from time to time seek to compete, directly or indirectly, with the Company.

Dependence on Key Personnel. The success of the Company depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on the Company’s ability to operate its business and implement its strategies effectively. The loss of members of the Company’s senior management team could have a material adverse effect on its operations. The Company does not maintain “key” person insurance on any of its executive officers.

Ability to Continue to Successfully Integrate O-I Plastic into the Company’s Business and Operations. Prior to the Acquisition on October 7, 2004, the Company and O-I Plastic operated as separate entities. While the Company has to date successfully integrated parts of O-I Plastic’s business with the Company, if the Company cannot continue to successfully integrate O-I Plastic’s operations with its operations, the Company may experience material negative consequences to its business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the significant increase in the size of the business for which they are responsible;
•	diversion of management’s attention from the management of daily operations to the integration of the acquired business;
•	management of employee relations across facilities;
•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of dispersed personnel and operations;
•

difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

•	expenses of any undisclosed or potential liabilities; and
•	ability to continue to maintain the Company’s customers and O-I Plastic’s customers.

The continuation of the Company’s successful integration of O-I Plastic’s operations with the Company’s operations will depend on the Company’s ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If its integration efforts do not continue to be successful, the Company may not be able to maintain the levels of revenues, earnings or operating efficiency that the Company and O-I Plastic achieved or might have achieved separately.

From the Acquisition through the end of 2005, the Company has made approximately $35 million in net capital expenditures (net of asset sale proceeds) and $50 million of other expenditures to realize certain synergies and cost savings. In 2006, the Company expects to make approximately $10 million in additional net capital expenditures (net of asset sale proceeds) and $5 million of additional other expenditures to realize certain synergies and cost savings. These expenditures relate primarily to severance, systems integration, closing facilities and relocating production equipment.

Ability to Realize Expected Cost Savings and Other Synergies from the Acquisition of O-I Plastic. Even if the Company is able to continue to integrate the operations of O-I Plastic successfully, it does not assure that this continuing integration will result in the realization of the full benefits of the cost savings, synergies or revenue enhancements that the Company expects to result from this integration or that these benefits will be achieved within the timeframe that the Company expects. The cost savings and other synergies from the Acquisition may be offset by costs incurred in integrating O-I Plastic’s operations, as well as by increases in other expenses, by operating losses or by problems with the Company’s or O-I Plastic’s businesses unrelated to the Acquisition.

Risks Associated with Possible Future Acquisitions. The Company’s future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisitions, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company’s ongoing business, dissipating the Company’s limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreements and the Notes, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.

Additionally, the types of acquisitions the Company will be able to make are limited by the Company’s Credit Agreements, which limit the amount that the Company may pay for an acquisition to $120 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

Labor Relations. As of the end of 2005, approximately 4,100 of the Company’s approximately 8,900 employees are covered by collective bargaining agreements with various international and local labor unions. In addition, as of the end of 2005, the Company operated 88 facilities, of which 37 are union facilities operated primarily by union employees. The Company’s union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of the Company’s business. In 2006, collective bargaining agreements covering approximately 250 employees will expire. Management believes that the Company enjoys good relations with its employees, and there have been no significant work stoppages in the past three years. Upon the expiration of any of the Company’s collective bargaining agreements, however, the Company may be unable to negotiate new collective bargaining agreements on terms favorable to the Company, and the Company’s business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating the Company’s collective bargaining agreements. A work stoppage at one or more of the Company’s facilities could have a material adverse effect on its business, results of operations and financial condition.

Blow Molding Equipment. Access to blow molding technology is important to the Company’s ability to expand its operations. The Company has access to a broad array of blow molding equipment and suppliers, including, without limitation, pursuant to the Equipment Sales Services and License Agreement (the “Equipment Sales Agreement”) with Graham Engineering Corporation (“Graham Engineering”) as described in Item 13 “Certain Relationships and Related Transactions” herein. However, if the Company fails to continue to access this new blow molding equipment or these suppliers, the Company’s ability to expand its operations may be materially and adversely affected in the short-term until alternative sources of technology could be arranged. In addition, the Equipment Sales Agreement is set to expire on December 31, 2007 unless mutually extended by the parties. If the Company does not choose to, or is unable to, renew the Equipment Sales Agreement on terms favorable to the Company, or at all, its operations may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At the end of 2005, the Company owned or leased 89 plants, and operated 88 plants, located in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela. 30 of the plants are located on-site at customer and vendor facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s principal plants and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities(1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	395,554	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Henderson, Nevada	298,407	Off-Site	Owned
5.	Vandalia, Illinois	277,500	Off-Site	Owned
6.	Rockwall, Texas	241,000	Off-Site	Owned
7.	Modesto, California	238,000	Off-Site	Owned
8.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
9.	Holland, Michigan	218,168	Off-Site	Leased
10.	Fremont, Ohio	210,883	Off-Site	Owned
11.	Bedford, New Hampshire	210,510	Off-Site	Owned
12.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
13.	Tolleson, Arizona	209,468	Off-Site	Owned
14.	Cartersville, Georgia	208,000	Off-Site	Owned
15.	Florence (Food and Beverage), Kentucky	203,000	Off-Site	Owned
16.	Edison, New Jersey	194,000	Off-Site	Owned
17.	Hazleton (Food and Beverage), Pennsylvania	185,080	Off-Site	Owned
18.	Harrisonburg, Virginia	180,000	Off-Site	Owned
19.	Selah, Washington	170,553	Off-Site	Owned
20.	Atlanta, Georgia	165,000	On-Site	Leased
21.	Kansas City, Missouri	162,000	Off-Site	Leased
22.	Belvidere, New Jersey	160,000	Off-Site	Owned
23.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
24.	Montgomery, Alabama	150,143	Off-Site	Leased
25.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
26.	Levittown, Pennsylvania	148,000	Off-Site	Leased
27.	Evansville, Indiana	146,720	Off-Site	Leased
28.	Iowa City, Iowa	140,896	Off-Site	Owned
29.	Cincinnati, Ohio (2)	130,000	Off-Site	Owned
30.	Woodridge, Illinois	129,850	Off-Site	Leased
31.	Baltimore, Maryland	128,500	Off-Site	Owned
32.	Santa Ana, California	127,680	Off-Site	Owned
33.	Chicago, Illinois	125,500	Off-Site	Owned
34.	Muskogee, Oklahoma	125,000	Off-Site	Leased
35.	Cincinnati, Ohio	111,669	Off-Site	Leased
36.	Atlanta, Georgia	111,600	Off-Site	Leased
37.	Kansas City, Kansas	111,000	On-Site	Leased
38.	Jefferson, Louisiana	109,407	Off-Site	Leased
39.	Casa Grande, Arizona	100,000	Off-Site	Leased
40.	Oakdale, California	97,934	On-Site	Leased
41.	Bradford, Pennsylvania	90,350	Off-Site	Leased

42.	Kissimmee, Florida(3)	80,000	Off-Site	Owned
43.	Berkeley, Missouri	75,000	Off-Site	Owned
44.	Alta Vista, Virginia	62,900	Off-Site	Owned
45.	Cambridge, Ohio	57,000	On-Site	Leased
46.	Port Allen, Louisiana	56,721	On-Site	Leased
47.	Shreveport, Louisiana(2)	56,400	On-Site	Leased
48.	Richmond, California	55,256	Off-Site	Leased
49.	Houston, Texas	52,500	Off-Site	Owned
50.	Newell, West Virginia	50,000	On-Site	Leased
51.	Lakeland, Florida	49,000	Off-Site	Leased
52.	N. Charleston, South Carolina	45,000	On-Site	Leased
53.	Darlington, South Carolina	43,200	On-Site	Leased
54.	Bradenton, Florida	33,605	On-Site	Leased
55.	Vicksburg, Mississippi	31,200	On-Site	Leased
56.	Bordentown, New Jersey	30,000	On-Site	Leased
57.	Joplin, Missouri	29,200	On-Site	Leased
58.	West Jordan, Utah	25,573	On-Site	Leased

	Canadian Packaging Facilities
59.	Mississauga, Ontario	78,416	Off-Site	Owned

	Mexican Packaging Facilities
60.	Tlalnepantla	292,000	Off-Site	Owned
61.	Pachuca	167,500	Off-Site	Owned
62.	Mexicali	59,700	Off-Site	Leased
63.	Tlaxcala	8,051	On-Site	Leased
64.	Irapuato	5,681	On-Site	Leased

	European Packaging Facilities
65.	Assevent, France	186,000	Off-Site	Owned
66.	Chalgrove, England	132,000	Off-Site	Leased
67.	Ryttyla, Finland	129,000	Off-Site	Owned
68.	Etten-Leur, Netherlands	124,450	Off-Site	Leased
69.	Sulejowek, Poland	83,700	Off-Site	Owned
70.	Meaux, France	80,000	Off-Site	Owned
71.	Aldaia, Spain	75,350	On-Site	Leased
72.	Istanbul, Turkey	50,000	Off-Site	Owned
73.	Lummen, Belgium	42,840	On-Site	Leased
74.	Zoetermeer, Netherlands	23,681	On-Site	Leased
75.	Villecomtal, France	22,790	On-Site	Leased
76.	Rotselaar, Belgium	15,070	On-Site	Leased
77.	Bierun, Poland	10,652	On-Site	Leased
78.	Eskisehir, Turkey	9,461	On-Site	Leased
79.	Nyirbator, Hungary	5,000	On-Site	Leased

	South American Packaging Facilities
80.	Sao Paulo, Brazil	71,300	Off-Site	Leased
81.	Guayaquil, Ecuador	68,500	Off-Site	Leased
82.	Valencia, Venezuela	56,000	Off-Site	Leased
83.	Buenos Aires, Argentina (San Martin)	33,524	Off-Site	Owned
84.	Caxias, Brazil	29,493**	On-Site	Owned/Leased
85.	Longchamps, Argentina	21,530**	On-Site	Owned/Leased
86.	San Cristovas, Brazil	17,976	On-Site	*
87.	Inhauma, Brazil	14,208	On-Site	*

88.	Carambei, Brazil	9,310	On-Site	*

	Graham Recycling
89.	York, Pennsylvania	44,416	Off-Site	Owned

	Administrative Facilities
•	York, Pennsylvania	83,373	N/A	Leased
•	York, Pennsylvania – Technology Center	80,500	N/A	Leased
•	Blyes, France	9,741	N/A	Leased
•	Rueil, Paris, France	4,300	N/A	Leased
•	Mexico City, Mexico	360	N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreements.
(2)	The Company has announced the closing of these facilities.
(3)	The Kissimmee plant is currently on the market for sale.

* The Company operates these on-site facilities without leasing the space it occupies.

** The building is owned and the land is leased.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

There are two owners of general partnership interests in Holdings: Investor GP and Graham Packaging Corporation. The limited partnership interests in Holdings are owned by Investor LP and the Graham Family Investors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

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
•

to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

Item 6.	Selected Financial Data

The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2005, which are derived from the Company’s audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

	Year Ended December 31,
	2005 (1)	2004 (1)	2003		2002		2001
	(In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)	$2,473.4	$1,353.0	$978.7		$906.7		$923.1
Cost of goods sold (2)	2,191.1	1,161.6	795.7		742.6		771.2
Gross profit (2)	282.3	191.4	183.0		164.1		151.9
Selling, general and administrative expenses	127.9	86.3	66.9		63.8		58.2
Impairment charges (3)	7.3	7.0	2.5		5.1		38.0
Special charges and unusual items (4)	—	—	—		—		0.2
Operating income	147.1	98.1	113.6		95.2		55.5
Interest expense (5)	185.0	140.8	97.1		82.1		99.1
Interest income	(0.6)	(0.3)	(0.5)		(0.3)		(0.6)
Other expense (income), net	0.2	(1.1)	(0.3)		0.1		0.2
Income tax provision (benefit) (6)	14.4	(2.1)	6.8		4.0		0.3
Minority interest	0.7	1.4	0.8		1.7		0.5
Net (loss) income	$(52.6)	$(40.6)	$9.7		$7.6		$(44.0)

OTHER DATA:
Depreciation and amortization (7)	$214.6	$114.4	$71.8		$75.8		$71.7
Net cash paid for property, plant and equipment (excluding acquisitions)	242.6	151.9	91.8		92.4		74.3
Investments (including acquisitions)	18.8	1,230.6	4.1		—		0.2
Ratio of earnings to fixed charges (8)	—	—	1.2	x	1.1	x	—

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$26.7	$22.1	$7.1		$7.3		$9.0
Working capital (9)	249.2	188.4	11.5		9.6		(10.4)
Total assets	2,562.4	2,505.0	876.1		798.3		758.6
Total debt	2,638.3	2,465.2	1,097.4		1,070.6		1,052.4
Partners’ capital (deficit) (10)	(493.7)	(434.1)	(421.5)		(460.3)		(485.1)

(1)

On October 7, 2004, the Company acquired O-I Plastic for $1,191.8 million, including direct costs of the acquisition. Amounts shown under the caption “Investments (including acquisitions)” include cash paid, net of cash acquired, in the acquisition. This transaction was accounted for under the purchase method of accounting. Results of operations are included since the date of the acquisition.

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

(3)

The Company evaluated the recoverability of its long-lived and other assets in selected locations, due to indicators of impairment, and recorded impairment charges of $6.8 million, $7.0 million, $2.5 million, $5.1 million and $28.9 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Goodwill is reviewed for impairment on an annual basis. The resulting impairment charges recognized, based on a comparison of the related net book value of the location to projected discounted future cash flows of the location, were $0.5 million and $9.1 million for the years ended December 31, 2005 and 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” (Item 7) for a further discussion.

(4)	Includes compensation costs related to the Company’s 1998 recapitalization.
(5)

The years ended December 31, 2004 and 2003 include the effects of the refinancing of the Company’s prior senior credit agreements, which resulted in the write-off of debt issuance fees of $20.9 million and $6.6 million, respectively, and the write-off of tender and call premia of $15.2 million for the year ended December 31, 2004, associated with the redemption of the Company’s prior senior subordinated notes and senior discount notes.

(6)

As limited partnerships, Holdings and the Operating Company are not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings' partners based on their distributive share of the income of Holdings. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company's foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

(7)	Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, and impairment charges.
(8)

For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income from equity investees and extraordinary items, plus fixed charges and amortization of capitalized interest less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $42.1 million, $41.7 million and $44.2 million for the years ended December 31, 2005, 2004 and 2001, respectively.

(9)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term loans and current portion of long-term debt).
(10)	As a result of the 1998 recapitalization, the Company has negative net worth for accounting purposes.

Item 7.	Management’s Discussions and Analysis of Financial Condition and Results of Operations Overview

The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of 2005, operated 88 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

On October 7, 2004, the Company acquired O-I Plastic for approximately $1.2 billion. Since October 7, 2004 the Company’s operations have included the operations of O-I Plastic. With this acquisition the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. Based on research prepared by Packaging Strategies and internal estimates, Management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through December 31, 2005, the Company has invested over $1,325.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the Acquisition, in the food and beverage product category. For the year ended December 31, 2005, the Company’s sales of containers for the food and beverage product category grew to $1,431.6 million from $333.4 million in 1999.

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

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 7% in 2005 as compared to 2004; annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the future rate of decline of the domestic one quart motor oil container product category will be at a higher rate than the historical rate as the product category continues to migrate towards the Do-It-For-Me quick-lube market and larger multi-quart packages. The expected rate of decline in one quart motor oil containers is anticipated to be 8% to 10% per year over the next few years.

Based on the volume of its sales to many major suppliers of personal care/specialty products, Management believes the Company is among the leading suppliers in the personal care/specialty product category that includes products for the hair care, skin care, oral care and specialty markets. Management believes that the Company’s leading supply position results from its commitment to and reputation in new product development and flexible manufacturing processes and operations. This category, in general, grows with GDP.

As of the end of 2005, the Company operated 30 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the Acquisition which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey. On March 30, 2001, the Company increased its interest in Masko Graham, the Company’s Polish operation, from 50% to 51%, and again on December 29, 2003 from 51% to approximately 58%. The Company purchased the remaining 42% interest on April 15, 2004. In March 2005, the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company terminated the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquired all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. (“Graham Innopack”) and the operating companies thereunder. Closing of this transaction occurred on May 9, 2005.

Changes in international economic conditions require that the Company continually review its operations and make restructuring changes when appropriate. In its North American operations in 2002, the Company closed its facility in Burlington, Ontario, Canada. Business from this facility was consolidated into other North American facilities as a result of this closure. In its European operations, during the latter portion of 2001, the Company committed to a plan to sell or close certain plants in England, France, Italy and Germany. The Company closed its plant in England in 2002, sold one plant in France in 2002, closed another plant in France in 2003, sold both of its plants in Italy in 2002 and sold both of its plants in Germany in 2003.

(See “—Results of Operations” for a discussion of impairment charges.)

For the year ended December 31, 2005, 72.1% of the Company’s net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the years ended December 31, 2005, 2004 and 2003. The Company’s sales to PepsiCo were 17.9%, 14.9% and 14.6% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, approximately 98% and 2% of the sales to PepsiCo were made in North America and Europe, respectively. The Company also had sales to one other customer which exceeded 10% of total sales in each of the years ended December 31, 2004 and 2003. The Company’s sales to this customer were 10.2% and 11.2% of total sales for the years ended December 31, 2004 and 2003, respectively. The Company also had sales to a third customer of 10.6% of total sales for the year ended December 31, 2003.

Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during 2005, 2004 and 2003:

		Year
	2005	2004	2003
PET	$0.77	$0.73	$0.64
HDPE	0.65	0.60	0.50

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2005		2004		2003
	(Dollars in millions)
North America	$2,168.2	87.7%	$1,136.1	84.0%	$809.6	82.7%
Europe	240.1	9.7	173.4	12.8	143.9	14.7
South America	65.1	2.6	43.5	3.2	25.2	2.6
Total Net Sales	$2,473.4	100.0%	$1,353.0	100.0%	$978.7	100.0%

	Year Ended December 31,
	2005		2004		2003
	(Dollars in millions)
Food and Beverage	$1,431.6	57.9%	$769.9	56.9%	$573.0	58.5%
Household	503.6	20.3	274.0	20.2	191.6	19.6
Automotive Lubricants	271.2	11.0	240.6	17.8	214.1	21.9
Personal Care/Specialty (1)	267.0	10.8	68.5	5.1	——	——
Total Net Sales	$2,473.4	100.0%	$1,353.0	100.0%	$978.7	100.0%
(1)	Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

2005 Compared to 2004

Net Sales. Net sales for the year ended December 31, 2005 increased $1,120.4 million, or 82.8%, to $2,473.4 million from $1,353.0 million for the year ended December 31, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, as well as an increase in resin pricing. Container units sold increased 53.9%, principally due to additional food and beverage container business where container units increased 49.3%. On a geographic basis, sales for the year ended December 31, 2005 in North America increased $1,032.1 million, or 90.8%, from the year ended December 31, 2004, and included higher container units sold of 74.1%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $602.4 million, $214.6 million, $24.4 million and $190.7 million, respectively, to the increase. Container units sold in North America increased 75.2% in the food and beverage product category, increased 57.9% in the household product category, decreased 6.8% in the automotive lubricants product category and increased 297.0% in the personal care/specialty product category. Sales for the year ended December 31, 2005 in Europe increased $66.7 million, or 38.5%, compared to sales for the year ended December 31, 2004. The increase was primarily due to the acquisition of O-I Plastic and favorable exchange rate changes of approximately $4.4 million. Container units sold in Europe increased 14.1% compared to the same period last year. Sales in South America for the year ended December 31, 2005 increased $21.6 million, or 49.7%, from the year ended December 31, 2004, primarily due to the acquisition of O-I Plastic, a 74.9% increase in container units sold and favorable exchange rate changes of approximately $7.4 million.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $90.9 million to $282.3 million from $191.4 million for the year ended December 31, 2004. Gross profit for the year ended December 31, 2005 increased $79.3 million, $6.2 million and $5.4 million in North America, Europe and South America, respectively, when compared to the year ended December 31, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic (partially offset by the effects of the hurricanes in the United States in the fourth quarter of 2005), of $103.1 million and a favorable impact from changes in foreign currency exchange rates of $3.0 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring and other non-recurring expenses of $4.5 million ($2.6 million for North America, $2.1 million for Europe and $(0.2) million for South America) and a net increase in project costs of $10.7 million ($9.9 million for North America and $0.8 million for Europe) due to the activity and complexity level of the projects in 2005.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased $41.6 million to $127.9 million from $86.3 million for the year ended December 31, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $17.9 million and $10.1 million for the years ended December 31, 2005 and 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.2% of sales for the year ended December 31, 2005 from 6.4% of sales for the year ended December 31, 2004.

Impairment Charges. Impairment charges were $7.3 million for the year ended December 31, 2005 as compared to $7.0 million for the year ended December 31, 2004. Due to a change in the ability to utilize certain assets in Brazil, Ecuador, France and the United States in 2005 and in France, Spain and the United States in 2004, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values, resulting in impairment charges of $6.8 million and $7.0 million for the years ended December 31, 2005 and 2004, respectively. Similarly, the Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $0.5 million for the year ended December 31, 2005 related to one reporting unit. Goodwill was evaluated for impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the reporting unit to the reporting unit’s estimated fair value.

Interest Expense, Net. Interest expense, net increased $43.9 million to $184.4 million for the year ended December 31, 2005 from $140.5 million for the year ended December 31, 2004. The increase was primarily related to significantly higher debt levels in 2005 following the Transactions (as defined herein), partially offset by 2004 having included the write-off of debt issuance fees of $20.9 million from the Company’s prior senior credit agreement and tender and call premia of $15.2 million associated with the redemption in 2004 of the Company’s prior senior subordinated notes and senior discount notes.

Other Expense (Income), Net. Other expense, net was $0.2 million for the year ended December 31, 2005 as compared to other income, net of $1.1 million for the year ended December 31, 2004, primarily due to higher foreign exchange losses.

Income Tax Provision (Benefit). Income tax provision was $14.4 million for the year ended December 31, 2005 as compared to income tax benefit of $2.1 million for the year ended December 31, 2004. The change of $16.5 million was primarily related to deferred income tax provided on intercompany dividends and on the unremitted earnings of certain foreign subsidiaries where Management determined that the earnings would not be permanently reinvested, combined with higher taxable income in the Company’s U.S. subsidiaries acquired as part of the acquisition of O-I Plastic and for operations in Europe and Mexico for the year ended December 31, 2005.

Minority Interest. Minority interest decreased $0.7 million to $0.7 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004, due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $52.6 million for the year ended December 31, 2005 compared to net loss of $40.6 million for the year ended December 31, 2004.

2004 Compared to 2003

Net Sales. Net sales for the year ended December 31, 2004 increased $374.3 million, or 38.2%, to $1,353.0 million from $978.7 million for the year ended December 31, 2003. The increase in sales was primarily due to the Acquisition, which accounted for $246.1 million, as well as an increase in resin pricing. Container units sold increased 33.5%, principally due to additional food and beverage container business where container units increased 37.1%. On a geographic basis, sales for the year ended December 31, 2004 in North America increased $326.5 million, or 40.3%, from the year ended December 31, 2003, including net sales for O-I Plastic of $227.5 million, and included higher container units sold of 41.4%. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $169.0 million, $73.5 million, $16.9 million and $67.1 million, respectively, to the increase. Container units sold in North America increased 49.3% in the food and beverage product category, increased 16.8% in the household product category and decreased 2.8% in the automotive lubricants product category. Sales for the year ended December 31, 2004 in Europe increased $29.5 million, or 20.5%, compared to sales for the year ended December 31, 2003. Approximately 80% of the increase was in the food and beverage product category. The remainder was in the household and automotive lubricants product categories. The increase was primarily due to the Acquisition, which accounted for $16.0 million, and favorable exchange rate changes of approximately $14.7 million. Container units sold in Europe increased 17.8% compared to the same period last year. Sales in South America for the year ended December 31, 2004 increased $18.3 million, or 72.6%, from the year ended December 31, 2003, primarily due to a 95.7% increase in container units sold and favorable exchange rate changes of approximately $1.3 million. Approximately 40% of the increase was in the automotive lubricants product category. The remainder of the growth was primarily in the food and beverage and household product categories with a small amount of growth in the personal care/specialty product category.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $8.4 million to $191.4 million from $183.0 million for the year ended December 31, 2003. Gross profit for the year ended December 31, 2004 decreased $1.5 million in North America, and increased $7.1 million and $2.8 million in Europe and South America, respectively, when compared to the year ended December 31, 2003. The net increase in gross profit resulted primarily from an increase in unit volume, as a result of both the Acquisition and the Company’s organic growth, of $23.5 million and a favorable impact from changes in foreign currency exchange rates of $2.8 million, offset by a net increase of expenses related to the Acquisition and restructuring expenses of $11.0 million ($14.1 million for North America, $(3.4) million for Europe and $0.3 million for South America) and a net increase in project costs of $6.9 million ($6.5 million for North America, $0.7 million for Europe and $(0.3) million for South America).

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $19.4 million to $86.3 million from $66.9 million for the year ended December 31, 2003. The increase was primarily due to the Acquisition. Non-recurring charges were $10.1 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively, comprised of expenses relating to the Acquisition, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 6.4% of sales for the year ended December 31, 2004 from 6.8% of sales for the year ended December 31, 2003.

Impairment Charges. During 2004, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

•	France (Europe);
•	Spain (Europe); and
•	the United States (North America).

During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

•	Germany (Europe) – the Company’s commitment to a plan to sell this location; and
•	the United States (North America) – a significant change in the ability to utilize certain assets.

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

For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.6 million for the year ended December 31, 2003. These assets have no remaining carrying amount at December 31, 2004. Discrete financial information is not available for these assets that are held for disposal.

Interest Expense, Net. Interest expense, net increased $43.9 million to $140.5 million for the year ended December 31, 2004 from $96.6 million for the year ended December 31, 2003. The increase was primarily related to the Transactions (as defined herein), including the write-off of debt issuance fees from the Company’s prior senior credit agreement ($20.9 million in 2004 compared to $6.6 million in 2003), tender and call premia of $15.2 million associated with the redemption of the Company’s prior senior subordinated notes and senior discount notes, and significantly higher debt levels in the fourth quarter of 2004 following the Transactions.

Other (Income) Expense, Net. Other income increased $0.8 million to $1.1 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. The higher income was primarily due to higher foreign exchange gains in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Income Tax (Benefit) Provision. Income tax benefit was $2.1 million for the year ended December 31, 2004 as compared to income tax provision of $6.8 million for the year ended December 31, 2003. The change of $8.9 million was primarily related to net operating losses in certain of the Company’s U.S. subsidiaries acquired as part of the Acquisition for the year ended December 31, 2004.

Minority Interest. Minority interest increased $0.6 million to $1.4 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003, due to an increase related to the Company’s joint venture in Mexico, partially offset by the elimination of minority interest in all of 2004 for the Company’s joint venture in Poland due to the Company’s commitment to purchase the remaining interest in the joint venture in Poland on December 29, 2003. The purchase of the remaining interest in the joint venture in Poland occurred on April 15, 2004.

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

Exchange rate fluctuations decreased comprehensive income by $17.1 million and increased comprehensive income by $23.4 million and $24.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Liquidity and Capital Resources

In 2005, 2004 and 2003, the Company generated $313.2 million of cash from operations, $1,543.1 million from increased indebtedness and $2.7 million from net minority shareholder contributions. This $1,859.0 million was primarily used to fund $486.4 million of net cash paid for property, plant and equipment, $1,253.4 million of investments and $101.2 million of debt issuance fee payments.

Working capital, defined as current assets less current liabilities, increased $63.2 million in 2005, primarily due to an increase in inventory, principally due to an increase in resin prices, a buildup for an anticipated increase in demand in 2006 for PET containers in the food and beverage product category and an increase in raw material reserves to mitigate the effects on the supply of raw materials caused by the hurricanes in the U.S. in the latter part of 2005.

The Company’s Credit Agreements currently consist of a B Loan to the Operating Company with an initial Term Loan commitment totaling $1,450.0 million, a Second-Lien Term Loan totaling $350.0 million and a Revolving Credit Facility to the Operating Company totaling $250.0 million. Pursuant to its terms, on December 9, 2005 the Credit Agreement was amended in order to, among other things, adjust the pricing terms of the B Loan. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The B Loan is payable in quarterly installments and requires payments of $14.5 million in each of 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The Second-Lien Term Loan is payable in 2012. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010.

The Acquisition and refinancing of substantially all of the Company’s prior debt (the “Transactions”) included the issuance of $250.0 million of Senior Notes due 2012 and the issuance of $375.0 million of Senior Subordinated Notes due 2014. The Senior Notes, together with the Senior Subordinated Notes, are herein collectively referred to as the “Notes.” The Senior Notes mature on October 7, 2012, with interest payable semi-annually at 8.50%. The Senior Subordinated Notes mature on October 7, 2014, with interest payable semi-annually at 9.875%. On August 23, 2005 the Operating Company and CapCo I completed an Exchange Offer whereby the Senior Notes and Senior Subordinated Notes were exchanged for Notes registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed by Holdings.

At December 31, 2005, the Company’s total indebtedness was $2,638.3 million.

Unused lines of credit at December 31, 2005 and 2004 were $61.8 million and $225.0 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between the Company and the lending institution.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Any breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA (as defined below) could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of December 31, 2005, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements and the Company currently anticipates being able to comply with such financial ratios and tests for the foreseeable future, however, the Company can not give any assurance this will occur. Covenant compliance EBITDA is used to determine the Company’s compliance with many of these covenants.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreements and the Notes, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. The Company believes that the inclusion of covenant compliance EBITDA in this annual report on Form 10-K is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreements and the Notes. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net loss to covenant compliance EBITDA is as follows:

Reconciliation of net loss to EBITDA

Year Ended December 31, 2005
(In millions)
Net loss	$(52.6)
Interest income	(0.6)
Interest expense	185.0
Income tax provision	14.4
Depreciation and amortization	214.6

EBITDA	$360.8

Reconciliation of EBITDA to covenant compliance EBITDA

Year Ended December 31, 2005
(In millions)
EBITDA	$360.8
Minority interest	0.7
Impairment charges	7.3
Fees related to monitoring agreements (a)	5.0
Non-recurring items (b)	59.4
Pro forma adjustments (c)	41.0

Covenant compliance EBITDA	$474.2
(a)	Represents annual fees paid to Blackstone and a limited partner of Holdings under monitoring agreements.
(b)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Year Ended December 31, 2005
(In millions)
Reorganization and transaction related costs (i)	$38.5
Project startup costs (ii)	20.9

$59.4
(i)	Represents non-recurring costs related to the acquisition of O-I Plastic, global reorganization costs and other costs.
(ii)	Represents non-recurring costs associated with project startups.
(c)	The Company is required to adjust EBITDA for synergy cost savings, as defined in the Credit Agreement, and the pro forma impact of acquisitions.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x, in each case for the most recent four quarter period. For the four quarters ended December 31, 2005, the Operating Company’s covenant compliance EBITDA was $474.2 million, which includes $41.0 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.62x and 5.51x, respectively, for the four quarters ended December 31, 2005. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

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

Cash paid for property, plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions, for 2005, 2004 and 2003 were $242.6 million, $151.9 million and $91.8 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $55 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2006, the Company expects to incur approximately $200.0 million of capital investments; this amount includes approximately $30 million for projects previously expected to be spent in 2005 that were delayed until 2006. However, total capital investments for 2006 will depend on the size and timing of growth related opportunities. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of $91.3 million at December 31, 2005, including the $12.0 million per year obligation to Graham Engineering, an entity owned by Donald C. Graham, for products and services through December 31, 2007. See “-Transactions with Affiliates.”

Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and
•

to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

Contractual Obligations and Commitments

The following table sets forth the Company's significant contractual obligations and commitments as of December 31, 2005:

		Payments Due by Period
Contractual Obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
	(In millions)
Long-term debt	$2,606.7	$22.4	$29.7	$216.6	$2,338.0
Capital lease obligations	31.6	5.5	17.3	8.7	0.1
Interest payments	1,270.4	196.4	394.3	390.2	289.5
Operating leases	147.8	26.9	44.5	30.2	46.2
Capital expenditures	91.3	79.3	12.0	—	—
Total contractual cash obligations	$4,147.8	330.5	497.8	645.7	2,673.8

Interest payments are calculated based upon the Company’s 2005 year-end actual interest rates, including the effects of interest rate swaps. The assumptions used to determine the effects of the interest rate swaps include certain contractual fixed rates and variable rates based on LIBOR as of December 31, 2005.

In addition to the amounts included above, in 2006 the Company expects to make cash contributions to its pension plans of approximately $9.8 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

Off-Balance Sheet Arrangements

Other than operating leases, as of December 31, 2005, the Company did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Transactions with Affiliates

The Company’s transactions with Graham Engineering are related to equipment supplied to the Company. The Company is a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of wheels, used in extrusion blow molding, on an exclusive basis within the countries and regions in which the Company has material sales of plastic containers. The Company received equipment and related services of approximately $15.4 million, $13.6 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain wheels from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement, as amended; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2005 has been met.

Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

Innopack, S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company of approximately $1.7 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005.

The Graham Family Investors have supplied management services to the Company since 1998. The Company received services of approximately $2.1 million, $1.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

Blackstone has supplied management services to the Company since 1998. The Company received services of approximately $3.1 million, $1.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the annual fee paid pursuant to the Monitoring Agreement. Additionally, in connection with the acquisition of O-I Plastic, Blackstone received a fee of approximately $24.3 million for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in the Company’s evaluations.

Impairment of Goodwill

Goodwill is not amortized, but instead is subject to impairment testing. The Company performs an evaluation of whether goodwill is impaired annually, or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The Company considers a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of its reporting units. The Company performs its impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring as of the end of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The financial projections are Management’s best estimates based on current and forecasted market conditions. The calculation of fair value for the Company’s reporting units incorporates many assumptions including future growth rates, profit margins and discount factors. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods.

Derivatives

The Company accounts for derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (“OCI”) and will be recognized in the income statement when the hedged item affects earnings.

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeded 4.50% prior to January of 2006. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $14.5 million as of December 31, 2005. Approximately 55% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $14.5 million unrealized gain recorded in accumulated OCI as of December 31, 2005.

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

SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management’s adherence to this accounting policy. Failure to properly document the Company’s interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. At December 31, 2005 the Company had no foreign currency forward exchange contracts open. At December 31, 2004 the Company had foreign currency forward exchange contracts to purchase €1.6 million with a fair value of $2.1 million.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, “Employer’s Accounting for Pensions.” Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets, as determined by Management. These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. See Note 14 of the Notes to Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company’s assumptions regarding future realization may change due to future operating performance and other factors.

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

Estimates used in valuing acquired assets and liabilities include but are not limited to: expected future cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies and appropriate discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain. In addition, estimated liabilities to exit activities of the acquired operations, including the exiting of contractual obligations and the termination of employees, are subject to change as the Company completes the implementation of the plan.

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The amount of such NOL’s (including the amount allocated from the sellers to O-I Plastic on the sellers’ 2004 federal income tax return) was $157.5 million. A deferred income tax benefit of $61.8 million related to the NOL’s has been included in the purchase price allocation as of December 31, 2005.

For disclosure of all of the Company's significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company had significant long and short-term debt commitments outstanding as of December 31, 2005. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company’s derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Company’s financial instruments, including derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the tables present principal cash flows and related actual weighted average interest rates as of December 31, 2005 and 2004. For fixed rate debt obligations, the following tables present principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2005 and 2004 for the receive rate. Note 11 of the Notes to Consolidated Financial Statements should be read in conjunction with the tables below. Also refer to the interest rate sensitivity analysis in “Risk Factors” (Item 1A).

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest							Fair Value
	Rate Swap Agreements at December 31, 2005							December
	2006	2007	2008	2009	2010	Thereafter	Total	31, 2005
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$22,107	$14,635	$14,635	$14,600	$202,000	$1,713,000	$1,980,977	$1,980,977
Average interest rate	8.09%	6.48%	6.48%	6.48%	7.07%	6.96%	6.97%
Fixed rate borrowings	$5,752	$9,638	$8,112	$2,104	$6,634	$625,123	$657,363	$647,138
Average interest rate	7.66%	7.71%	7.75%	7.78%	7.78%	9.32%	9.25%
Total interest rate sensitive liabilities	$27,859	$24,273	$22,747	$16,704	$208,634	$2,338,123	$2,638,340	$2,628,115
Derivatives matched against liabilities:
Pay fixed swaps	$400,000	$650,000	$275,000				(1)	$14,514
Pay rate	2.60%	3.98%	4.11%
Receive rate	4.47%	4.74%	4.77%

(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest							Fair Value
	Rate Swap Agreements at December 31, 2004							December
	2005	2006	2007	2008	2009	Thereafter	Total	31, 2004
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$22,918	$14,635	$14,635	$14,635	$14,600	$1,746,500	$1,827,923	$1,827,923
Average interest rate	7.67%	4.90%	4.90%	4.90%	4.91%	5.30%	5.31%
Fixed rate borrowings	$2,736	$2,490	$6,315	$264	$168	$625,309	$637,282	$678,220
Average interest rate	8.23%	8.19%	8.41%	7.29%	8.55%	9.32%	9.31%
Total interest rate sensitive liabilities	$25,654	$17,125	$20,950	$14,899	$14,768	$2,371,809	$2,465,205	$2,506,143
Derivatives matched against liabilities:
Pay fixed swaps	—	$400,000	$500,000	$200,000	—	—	(1)	$3,385
Pay rate	—	2.60%	3.90%	3.87%	—	—
Receive rate	—	3.18%	3.97%	3.91%	—	—

(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

There were no forward exchange contracts outstanding as of December 31, 2005.

	December 31, 2004
	Expected Maturity Date	Fair Value December 31,
	2005	2004
	(Amounts in thousands)
US$ Functional Currency:
Forward Exchange Agreements
(Receive €/Pay US$):
Contract Amount:	€1,570	$2,130
Weighted Average Contractual Exchange Rate:	1.2038

All of the forward exchange contracts outstanding as of December 31, 2004 matured in the first half of 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 28, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,684	$22,131
Accounts receivable, net	251,357	250,981
Inventories, net	287,810	235,094
Deferred income taxes	13,069	10,891
Prepaid expenses and other current assets	50,997	37,797
Total current assets	629,917	556,894
Property, plant and equipment:
Machinery and equipment	1,788,812	1,692,483
Land, buildings and leasehold improvements	268,846	264,808
Construction in progress	173,465	110,814
	2,231,123	2,068,105
Less accumulated depreciation and amortization	787,663	653,112
Property, plant and equipment, net	1,443,460	1,414,993
Intangible assets, net	81,633	84,190
Goodwill	317,171	350,784
Other non-current assets	90,197	98,147
Total assets	$2,562,378	$2,505,008

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$177,600	$191,971
Accrued expenses	176,432	154,413
Current portion of long-term debt	27,859	25,654
Total current liabilities	381,891	372,038
Long-term debt	2,610,481	2,439,551
Deferred income taxes	22,593	92,230
Other non-current liabilities	41,123	21,627
Minority interest	—	13,662
Commitments and contingent liabilities (see Notes 19 and 20)	—	—
Partners’ capital (deficit):
General partners	(24,946)	(22,314)
Limited partners	(478,513)	(428,774)
Notes and interest receivable for ownership interests	(3,102)	(2,920)
Accumulated other comprehensive income	12,851	19,908
Total partners’ capital (deficit)	(493,710)	(434,100)
Total liabilities and partners’ capital (deficit)	$2,562,378	$2,505,008

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2005	2004	2003

Net sales	$2,473,449	$1,352,955	$978,736
Cost of goods sold	2,191,100	1,161,551	795,770

Gross profit	282,349	191,404	182,966
Selling, general and administrative expenses	127,943	86,329	66,841
Impairment charges	7,263	6,996	2,509

Operating income	147,143	98,079	113,616
Interest expense	184,995	140,832	97,063
Interest income	(633)	(332)	(477)
Other expense (income), net	244	(1,086)	(325)

(Loss) income before income taxes and minority interest	(37,463)	(41,335)	17,355
Income tax provision (benefit)	14,450	(2,148)	6,809
Minority interest	728	1,445	796

Net (loss) income	$(52,641)	$(40,632)	$9,750

Net (loss) income allocated to general partners	$(2,632)	$(2,032)	$487
Net (loss) income allocated to limited partners	$(50,009)	$(38,600)	$9,263

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
Consolidated balance at January 1, 2003	$(20,769)	$(399,580)	$(2,593)	$(37,365)	$(460,307)

Net income for the year	487	9,263	—	—	9,750
Changes in fair value of derivatives	—	—	—	3,808	3,808
Additional minimum pension liability	—	—	—	706	706
Cumulative translation adjustment	—	—	—	24,524	24,524

Comprehensive income					38,788
Stock compensation expense	—	135	—	—	135
Interest on notes receivable for ownership interests	—	—	(156)	—	(156)

Consolidated balance at December 31, 2003	(20,282)	(390,182)	(2,749)	(8,327)	(421,540)

Net loss for the year	(2,032)	(38,600)	—	—	(40,632)
Changes in fair value of derivatives	—	—	—	5,813	5,813
Additional minimum pension liability	—	—	—	(992)	(992)
Cumulative translation adjustment	—	—	—	23,414	23,414

Comprehensive loss					(12,397)
Stock compensation expense	—	8	—	—	8
Interest on notes receivable for ownership interests	—	—	(171)	—	(171)

Consolidated balance at December 31, 2004	(22,314)	(428,774)	(2,920)	19,908	(434,100)

Net loss for the year	(2,632)	(50,009)	—	—	(52,641)
Changes in fair value of derivatives	—	—	—	11,129	11,129
Additional minimum pension liability	—	—	—	(1,060)	(1,060)
Cumulative translation adjustment	—	—	—	(17,126)	(17,126)

Comprehensive loss					(59,698)
Stock compensation expense	—	270	—	—	270
Interest on notes receivable for ownership interests	—	—	(182)	—	(182)

Consolidated balance at December 31, 2005	$(24,946)	$(478,513)	$(3,102)	$12,851	$(493,710)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net (loss) income	$(52,641)	$(40,632)	$9,750
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	214,647	114,364	71,784
Amortization of debt issuance fees	10,302	27,654	11,671
Impairment charges	7,263	6,996	2,509
Accretion of Senior Discount Notes	—	—	623
Loss on termination of cash flow hedge accounting	—	—	4,783
Stock compensation expense	270	8	135
Minority interest	728	1,445	796
Foreign currency transaction loss (gain)	535	(1,067)	(1,309)
Interest receivable for ownership interests	(182)	(171)	(156)
Changes in operating assets and liabilities, net of acquisitions/sale of businesses:
Accounts receivable	(3,521)	(18,612)	8,926
Inventories	(52,287)	(24,311)	(2,581)
Prepaid expenses and other current assets	(4,900)	(5,749)	229
Other non-current assets and liabilities	(614)	(6,286)	(13,328)
Accounts payable and accrued expenses	397	53,822	(8,130)
Net cash provided by operating activities	119,997	107,461	85,702

Investing activities:
Cash paid for property, plant and equipment	(257,605)	(154,282)	(100,592)
Proceeds from sale of property, plant and equipment	14,994	2,359	8,766
Acquisitions of/investments in businesses, net of cash acquired	(18,773)	(1,230,563)	(4,112)
Net proceeds from sale of business	—	—	19
Net cash used in investing activities	(261,384)	(1,382,486)	(95,919)

Financing activities:
Proceeds from issuance of long-term debt	1,115,762	2,872,524	1,071,164
Payment of long-term debt	(965,672)	(1,505,534)	(1,045,180)
Contributions (to) from minority shareholders	—	(182)	2,931
Debt issuance fees	(2,145)	(78,389)	(20,700)
Net cash provided by financing activities	147,945	1,288,419	8,215

Effect of exchange rate changes	(2,005)	1,670	1,770
Increase (decrease) in cash and cash equivalents	4,553	15,064	(232)
Cash and cash equivalents at beginning of year	22,131	7,067	7,299
Cash and cash equivalents at end of year	$26,684	$22,131	$7,067

Supplemental disclosures
Non-cash investing and financing activities:
Capital leases	$22,784	$—	$—
Accruals related to investing and financing activities	$35,176	$7,337	$13,324

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership formerly known as Graham Packaging Company; Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the “Operating Company”); and subsidiaries thereof. In addition, the consolidated financial statements of the Company include GPC Capital Corp. I (“CapCo I”), a wholly owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly owned subsidiary of Holdings. The purpose of CapCo I is solely to act as co-obligor with the Operating Company under the Senior Notes and Senior Subordinated Notes (as defined herein) and as co-borrower with the Operating Company under the Credit Agreements (as defined herein). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any independent operations. Since October 7, 2004 the consolidated financial statements of the Company include the operations of Graham Packaging Acquisition Corp. and subsidiaries thereof, as a result of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”). (Refer to Note 3 for a discussion of this acquisition). These entities and assets are referred to collectively as Graham Packaging Holdings Company (the “Company”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Holdings has no assets, liabilities or operations other than its direct and indirect investments in the Operating Company and its ownership of CapCo II. Holdings has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes of the Operating Company and CapCo I.

Description of Business

The Company focuses on the sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, personal care/specialty and automotive lubricants product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets.

The Company accounts for its molds in accordance with Emerging Issues Task Force (“EITF”) 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” All molds, whether owned by the Company or its customers, are included in machinery and equipment in the consolidated balance sheet.

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”

Intangible Assets

Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 3.75 to 20 years. See Note 7.

Goodwill

Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value if considered impaired. See Notes 6, 8 and 21.

Other Non-current Assets

Other non-current assets primarily include debt issuance fees, prepaid pension assets, deferred income tax assets and fair value of derivatives designated and accounted for as cash flow hedges. Debt issuance fees totaled $66.2 million and $75.3 million as of December 31, 2005 and 2004, respectively. These amounts are net of accumulated amortization of $12.9 million and $2.5 million as of December 31, 2005 and 2004, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate.

Derivatives

The Company accounts for derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138. These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (“OCI”) and will be recognized in the income statement when the hedged item affects earnings.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

During 2003, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.60%, on $400.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeded 4.50% prior to January of 2006. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $14.5 million as of December 31, 2005. Approximately 55% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $14.5 million unrealized gain recorded in accumulated OCI as of December 31, 2005.

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

SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management’s adherence to this accounting policy. Failure to properly document the Company’s interest rate swaps as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in OCI. The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. At December 31, 2005 the Company had no foreign currency forward exchange contracts open. At December 31, 2004 the Company had foreign currency forward exchange contracts to purchase €1.6 million with a fair value of $2.1 million.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS 87, “Employer’s Accounting for Pensions.”

Foreign Currency Translation

The Company uses the local currency as the functional currency for all foreign operations, except as noted below. All assets and liabilities of such foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a component of partners’ capital (deficit). Exchange gains and losses arising from transactions denominated in foreign currencies other than the functional currency of the entity entering into the transactions are included in current operations. For operations in highly inflationary economies, the Company remeasures such entities’ financial statements as if the functional currency was the U.S. dollar.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

Comprehensive Income

Foreign currency translation adjustments, changes in fair value of derivatives designated and accounted for as cash flow hedges and additional minimum pension liability adjustments are included in OCI and added with net income to determine total comprehensive income, which is displayed in the Consolidated Statements of Partners’ Capital (Deficit).

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustments	Totals
	(In thousands)
Balance at January 1, 2003	$(6,236)	$(3,989)	$(27,140)	$(37,365)
Change	3,808	706	24,524	29,038
Balance at December 31, 2003	(2,428)	(3,283)	(2,616)	(8,327)
Change	5,813	(992)	23,414	28,235
Balance at December 31, 2004	3,385	(4,275)	20,798	19,908
Change	11,129	(1,060)	(17,126)	(7,057)
Balance at December 31, 2005	$14,514	$(5,335)	$3,672	$12,851

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

Option Plans

The Company accounts for equity based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, “Accounting for Stock Issued to Employees.” SFAS 123, “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for equity based employee compensation plans. The exercise prices of all Units (as defined in Note 16) were equal to or greater than the fair market value of the Units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. However, as part of the North American reductions in force that occurred in 2003 and 2005, certain individuals were terminated and were allowed to keep their Unit options, resulting in compensation cost for the years ended December 31, 2005 and 2003 under SFAS 123 of $0.3 million and $0.1 million, respectively. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market values at the grant dates, the Company’s pro forma net (loss) income for 2005, 2004 and 2003 would have been reflected as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
As Reported	$(52,641)	$(40,632)	$9,750
Pro forma	(53,812)	(40,952)	9,525

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

The weighted average fair values at date of grant for options granted in 2005, 2004 and 2003 were $7,748, $7,064 and $3,292 per Option, respectively. The fair value of each Option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions used for Units granted in 2005: pay out yield 0%, expected volatility of 0%, risk free interest rate of 3.65% and expected life of 4.5 years; in 2004: pay out yield 0%, expected volatility of 0%, risk free interest rate of 3.3% and expected life of 4.5 years; and in 2003: pay out yield 0%, expected volatility of 0%, risk free interest rate of 2.64% and expected life of 4.5 years.

Postemployment Benefits

The Company maintains a supplemental income plan, which provides postemployment benefits to a certain employee of the Company. Accrued postemployment benefits of approximately $2.2 million and $2.1 million as of December 31, 2005 and 2004, respectively, were included in other non-current liabilities.

Financial Instruments

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a registrant classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and mandatorily redeemable non-controlling interests in subsidiaries. This statement was effective for mandatorily redeemable financial instruments on January 1, 2004 for the Company. The adoption of SFAS 150 has not had a significant impact on the Company’s results of operations or financial position, except for the acquisition of Masko Graham, which is discussed in Note 3.

Leases

In May 2003, the EITF reached a consensus on EITF 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases,” and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. Arrangements initiated after June 29, 2003 have been accounted for in accordance with EITF 01-8.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of APB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 and the adoption of SFAS 151 is not expected to have a significant impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). The Company adopted SFAS 123(R) on January 1, 2006 and the adoption of SFAS 123(R) is not expected to have a significant impact on its results of operations or financial position. The Company will adopt SFAS 123(R) using the prospective method and will value options using the Black-Scholes model.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation, including a reclass between accounts receivable, net and prepaid expenses and other current assets of $4.5 million on the December 31, 2004 consolidated balance sheet, a reclass between cost of goods sold and selling, general and administrative expenses of $1.1 million on the December 31, 2004 consolidated statement of operations and disclosure in Note 22 of the financial position, results of operations and cash flows for the guarantor domestic subsidiaries of the Operating Company.

2.	1998 Recapitalization

Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP (“Investor GP” and together with Investor LP, the “Equity Investors”) agreed to a recapitalization of Holdings (the “Recapitalization”). Closing under the Recapitalization Agreement occurred on February 2, 1998.

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

Purchase of additional interest in Masko Graham Joint Venture

On March 30, 2001, the Company acquired an additional 1% interest in Masko Graham Joint Venture (“Masko Graham”) for a then total interest of 51%. On December 29, 2003, Masko Graham redeemed a portion of the shares owned by the minority partners, thereby increasing the Company’s interest by an additional 6.75%, bringing the Company’s then total interest to 57.75%. On December 29, 2003, the Company agreed to buy the remaining shares owned by the minority partners. On April 15, 2004, the Company purchased the remaining interest. The total purchase price (including acquisition-related costs) for the 100% interest in the operating assets was $18.4 million, net of liabilities assumed. The investment was accounted for under the equity method of accounting prior to March 30, 2001. The acquisition was recorded on March 30, 2001 and December 29, 2003 under the purchase method of accounting and, accordingly, the results of operations of Masko Graham were consolidated in the financial statements of the Company beginning on March 30, 2001. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

Current assets	$3,847
Property, plant and equipment	8,495
Goodwill	11,792
Elimination of minority interest	5,788

Total	29,922
Less liabilities assumed	11,474

Net cost of acquisition	$18,448

Purchase of O-I Plastic

On October 7, 2004, the Company acquired O-I Plastic. With this acquisition the Company has essentially doubled in size. The Company believes that the acquisition has enabled it to:

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

Cash	$10,860
Accounts receivable	130,023
Inventories	140,771
Deferred income taxes	11,402
Prepaid expenses and other current assets	11,312
Total current assets	304,368
Property, plant and equipment	679,303
Intangible assets	81,000
Goodwill	294,728
Other non-current assets	6,212

Total	1,365,611
Less liabilities assumed	173,836

Net cost of acquisition	$1,191,775

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The amount of such NOL’s (including the amount allocated from the sellers to O-I Plastic on the sellers’ 2004 federal income tax return) was $157.5 million. A deferred income tax benefit of $61.8 million related to the NOL’s has been included in the purchase price allocation above.

Purchase of Certain Tetra-Pak Operations

On March 24, 2005, the Company acquired certain operations from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. for a total purchase price (including acquisition-related costs) of $36.8 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on March 24, 2005. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

Accounts receivable	$2,916
Inventories	915
Prepaid expenses and other current assets	64
Total current assets	3,895
Property, plant and equipment	26,023
Intangible assets	3,980
Goodwill	4,676

Total	38,574
Less liabilities assumed	1,764

Net cost of acquisition	$36,810

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

	Year Ended December 31,
	2005	2004
	(In millions)
Net sales	$2,479	$2,256
Net loss	$(51)	$(29)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $11.3 million and $8.9 million at December 31, 2005 and 2004, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

The Company had sales to one customer which exceeded 10% of total sales in each of the years ended December 31, 2005, 2004 and 2003. The Company’s sales to this customer were 17.9%, 14.9% and 14.6% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, approximately 98% and 2% of the sales to this customer were made in North America and Europe, respectively. The Company also had sales to one other customer which exceeded 10% of total sales in each of the years ended December 31, 2004 and 2003. The Company’s sales to this customer were 10.2% and 11.2% of total sales for the years ended December 31, 2004 and 2003, respectively. The Company also had sales to a third customer of 10.6% of total sales for the year ended December 31, 2003.

5.	Inventories

Inventories, at lower of cost or market, consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Finished goods	$195,533	$161,007
Raw materials and parts	92,277	74,087
	$287,810	$235,094

6.	Impairment Charges

During 2005, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

•	Brazil (South America);
•	Ecuador (South America);
•	France (Europe); and
•	the United States (North America).

During 2004, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

•	France (Europe);
•	Spain (Europe); and
•	the United States (North America).

During 2003, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to indicators of impairment as follows:

•	Germany (Europe) - the Company’s commitment to a plan to sell this location; and
•	the United States (North America) – a significant change in the ability to utilize certain assets.

For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying values of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $6.8 million, $7.0 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

For assets to be disposed of, the Company adjusted the carrying values of these long-lived assets in these locations to the lower of their carrying values or their estimated fair values less costs to sell, resulting in impairment charges of $0.6 million for the year ended December 31, 2003. These assets have no remaining carrying amount as of December 31, 2005. Discrete financial information is not available for these assets that are held for disposal.

The Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $0.5 million for the year ended December 31, 2005 related to one reporting unit. Goodwill was evaluated for

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the reporting unit to the reporting unit’s estimated fair value.

7.	Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2005 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period (years)
	(In thousands)
Patented technology	$23,169	$(2,822)	$20,347	9 to 13.5 years
Customer relationships	38,130	(2,787)	35,343	3.75 to 20 years
Licensing agreements	28,000	(3,182)	24,818	11 years
Non-compete agreements	1,500	(375)	1,125	5 years

Total	$90,799	$(9,166)	$81,633

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2004 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period (years)
	(In thousands)
Patented technology	$22,415	$(597)	$21,818	9 to 13.5 years
Customer relationships	34,303	(725)	33,578	3.75 to 20 years
Licensing agreements	28,000	(637)	27,363	11 years
Non-compete agreements	1,539	(108)	1,431	1 to 5 years

Total	$86,257	$(2,067)	$84,190

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $7.1 million, $2.2 million and $0.3 million, respectively. Estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in millions):

2006	$7.2
2007	7.2
2008	7.1
2009	7.0
2010	6.8

8.	Goodwill

The changes in the carrying amount of goodwill were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2004	$3,515	$13,066	$707	$17,288
Goodwill acquired during the year	329,659	4,450	—	334,109
Foreign currency translation and other adjustments	—	(600)	(13)	(613)

Balance at December 31, 2004	333,174	16,916	694	350,784
Goodwill acquired during the year	5,420	295	769	6,484
Return of purchase price related to the acquisition of O-I Plastic (see Note 3)	(38,900)	—	—	(38,900)
Adjustments to O-I Plastic purchase price allocation*	(13,714)	2,060	11,173	(481)
Foreign currency translation adjustments	2,178	(1,556)	(901)	(279)
Impairment	—	(437)	—	(437)

Balance at December 31, 2005	$288,158	$17,278	$11,735	$317,171

* Adjustments relate primarily to the fixed asset valuation and deferred tax adjustments, as well as the finalization of the allocation of the purchase price among the segments.

9.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Accrued employee compensation and benefits	$60,748	$51,741
Accrued interest	20,281	19,015
Accrued sales allowance	18,774	16,131
Other	76,629	67,526
	$176,432	$154,413

For the year ended December 31, 2004, the Company incurred costs of employee termination benefits in the United States, as a result of redundancy in corporate staff related to the acquisition of O-I Plastic, of $1.1 million, which included the legal liability of severing 53 employees, all of which were terminated as of December 31, 2005. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. All of the cash payments for these termination benefits have been made as of December 31, 2005. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, and in 2005 reduced the accrual for these plants by $1.4 million. In accordance with EITF 95-3, this liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 3 for a discussion of this acquisition). 248 employees of these plants have been terminated as of December 31, 2005. All of the cash payments for these termination benefits have been made as of December 31, 2005. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, 15 of which were terminated as of December 31, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 35 employees, none of which were terminated as of December 31, 2005. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2006.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

	2002/ 2003 France Reduction in Force	2003 North America Reduction in Force	2004 United States Reduction in Force	United States Plant Closures	2005 United States Reduction in Force	2005 France Reduction in Force	Total
Reserves at January 1, 2004	$795	$1,438	$—	$—	$—	$—	$2,233
Increase in reserves	262	16	1,133	3,294	—	—	4,705
Cash payments	(426)	(677)	(1,056)	—	—	—	(2,159)
Reserves at December 31, 2004	631	777	77	3,294	—	—	4,779
(Decrease) increase in reserves	—	(3)	1	(1,449)	2,291	3,845	4,685
Cash payments	(232)	(302)	(78)	(1,845)	(720)	—	(3,177)
Reserves at December 31, 2005	$399	$472	$—	$—	$1,571	$3,845	$6,287

10.	Debt Arrangements

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Term loans	$1,785,500	$1,800,000
Revolving Credit Facility	187,500	19,000
Foreign and other revolving credit facilities	7,472	7,707
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	31,605	11,208
Other	1,263	2,290
	2,638,340	2,465,205
Less amounts classified as current	27,859	25,654
	$2,610,481	$2,439,551

The majority of the Company’s prior credit facilities were refinanced on October 7, 2004 in connection with the acquisition of O-I Plastic (the “Transactions”). The Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new credit agreement (the “Credit Agreement”) and second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). The Credit Agreements consist of a term loan B to the Operating Company with an initial term loan commitment totaling $1,450.0 million and a second-lien term loan with an initial term loan commitment of $350.0 million (the "Term Loans" or "Term Loan Facilities") and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. Pursuant to its terms, on December 9, 2005 the Credit Agreement was amended in order to, among other things, adjust the pricing terms of the term loan B. The term loan B is payable in quarterly installments and requires payments of $14.5 million in each of 2006, 2007, 2008, 2009 and 2010 and $1,363.0 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of December 31, 2005 was $52.1 million (as reduced by $10.4 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest under the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2005 the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

The Transactions also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

During 2003, the Operating Company entered into four interest rate swap agreements that effectively fix the interest rate on $400.0 million of variable rate debt under the Company’s prior credit agreement, on $300.0 million through March 24, 2006 at a weighted average rate of 2.54% and on $100.0 million through September 11, 2006 at 2.80%.

During 2004, the Operating Company entered into four forward starting interest rate swap agreements that effectively fix the interest rate on $700.0 million of the Term Loans at a weighted average rate of 3.89%. These swaps go into effect at various points in 2006 and expire in December 2007 ($500.0 million) and January 2008 ($200.0 million). In addition, the Operating Company in 2004 entered into a $200.0 million interest rate cap that expired in January 2006.

During 2005, the Operating Company entered into three additional forward starting interest rate swap agreements that effectively fix the interest rate on $225.0 million of the Term Loans at a weighted average rate of 4.43%. These swaps go into effect at various points in 2006 and expire in December 2007 ($150.0 million) and January 2008 ($75.0 million).

The Credit Agreements and Notes contain a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005.

Under the Credit Agreements, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses; and
•

to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loans and Revolving Credit Facility was 6.96% and 5.28% at December 31, 2005 and 2004, respectively, excluding the effect of interest rate swaps.

The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, Brazilian Real, Argentine Pesos and Polish Zloty, with aggregate available borrowings at December 31, 2005 equivalent to $17.1 million. The Company’s average effective interest rate on borrowings of $7.5 million on these credit facilities at December 31, 2005 was 11.2%. The Company’s average effective interest rate on borrowings of $7.7 million on these credit facilities at December 31, 2004 was 13.1%.

Cash paid for interest during 2005, 2004 and 2003, net of amounts capitalized of $6.1 million, $1.8 million and $1.6 million, respectively, and inclusive of tender and call premia for 2004 on debt retired during 2004 of $15.2 million, totaled $172.0 million, $115.4 million and $74.5 million, respectively.

The annual debt service requirements of the Company for the succeeding five years are as follows: 2006--$27.9 million; 2007--$24.3 million; 2008--$22.7 million; 2009--$16.7 million; and 2010--$208.6 million.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

11.	Fair Value of Financial Instruments and Derivatives

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes and totaled approximately $657.4 million and $637.3 million at December 31, 2005 and 2004, respectively. The fair value of this long-term debt, including the current portion, was approximately $647.1 million and $678.2 million at December 31, 2005 and 2004, respectively.

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

Interest rate swap agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreements. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2005 and 2004, the assets associated with interest rate swaps are recorded on the balance sheet in prepaid expenses and other current assets and other non-current assets at fair value. The hedges are highly effective as defined in SFAS 133, with the effective portion of the cash flow hedges recorded in OCI.

The following table presents information for all interest rate swaps and caps. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company’s exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

	December 31,
	2005	2004
	(In thousands)
Swaps:
Notional amount	$1,325,000	$1,100,000
Fair value – asset	14,514	3,385

Caps:
Notional amount	200,000	200,000
Fair value – asset	0	17

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. In 2005 the effect of derivatives was to decrease interest expense by $2.8 million compared to an entirely unhedged variable rate debt portfolio. Due to declining interest rates in 2004 and 2003, the effect of derivatives was to increase interest expense by $4.6 million and $10.2 million for 2004 and 2003, respectively, compared to an entirely unhedged variable rate debt portfolio.

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company utilizes foreign currency hedging activities to protect against volatility associated with purchase commitments that are denominated in foreign

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

currencies for machinery, equipment and other items created in the normal course of business. The terms of these contracts are generally less than one year.

Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2005. At December 31, 2004 the Company had forward foreign currency exchange contracts to purchase €1.6 million with a fair value of $2.1 million.

Credit risk arising from the inability of a counterparty to meet the terms of the Company’s financial instrument contracts is generally limited to the amounts, if any, by which the counterparty’s obligations exceed the obligations of the Company. It is the Company’s policy to enter into financial instruments with a diversity of creditworthy counterparties. Therefore, the Company does not expect to incur material credit losses on its risk management or other financial instruments.

12.	Lease Commitments

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases was $49.1 million, $32.4 million and $23.8 million for 2005, 2004 and 2003, respectively. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2005 are as follows: 2006--$26.9 million; 2007--$23.5 million; 2008--$21.0 million; 2009--$17.0 million; 2010--$13.2 million; and thereafter--$46.2 million. Minimum future lease obligations on capital leases in effect at December 31, 2005 are as follows: 2006--$5.5 million; 2007--$9.3 million; 2008--$8.0 million; 2009--$2.1 million; 2010--$6.6 million; and thereafter--$0.1 million. The gross amount of assets under capital leases was $43.2 million and $20.7 million as of December 31, 2005 and 2004, respectively.

13.	Transactions with Affiliates

The Company had transactions with entities affiliated through common ownership. The Company’s transactions with Graham Engineering Corporation (“Graham Engineering”) are related to equipment supplied to the Company. The Company is a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, on an exclusive basis within the countries and regions in which the Company has material sales of plastic containers. Innopack, S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005. The Graham Family Investors have supplied management services to the Company since 1998. Blackstone has supplied management services to the Company since 1998.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Equipment and related services purchased from affiliates	$15,437	$13,610	$9,325
Goods and related services purchased from affiliates	$41	$1,655	$2,586
Management services provided by affiliates, including management, legal, tax, accounting, insurance, treasury and employee benefits administration services	$5,156	$2,912	$2,070
Advisory services related to the Transactions	$—	$24,250	$—
Services provided and sales to affiliates, including administrative services, engineering services and raw materials	$20	$2	$—
Interest income on notes receivable from owners	$182	$171	$156

Account balances with affiliates included the following:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

	As of December 31,
	2005	2004
	(In thousands)
Accounts receivable	$1	$1,306
Accounts payable	$1,132	$2,727
Notes and interest receivable for ownership interests	$3,102	$2,920

14.	Pension Plans

Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans.

The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company’s policy is to fund the normal cost plus amounts required to amortize actuarial gains and losses and prior service costs over a period of ten years.

Using the most recent actuarial valuations the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Change in benefit obligations:
Benefit obligation at beginning of year	$(73,640)	$(53,084)
Service cost	(10,762)	(4,127)
Interest cost	(4,390)	(3,338)
Benefits paid	2,006	959
Employee contribution	(109)	(17)
Change in benefit payments due to experience	(684)	(58)
Effect of exchange rate changes	811	(1,056)
Acquisitions	—	(8,988)
Settlements	1,403	—
Increase in benefit obligation due to change in discount rate	(3,367)	(2,641)
Decrease (increase) in benefit obligation due to plan experience	730	(694)
Increase in benefit obligation due to plan change	(1,204)	(596)
Benefit obligation at end of year	$(89,206)	$(73,640)

Change in plan assets:
Plan assets at market value at beginning of year	$45,774	$34,060
Actual return on plan assets	3,407	3,135
Acquisition	—	5,205
Foreign currency exchange rate changes	(504)	684
Employer contribution	7,319	3,621
Employee contribution	109	17
Settlements	(670)	—
Benefits paid	(1,995)	(948)
Plan assets at market value at end of year	$53,440	$45,774

Funded status	(35,766)	(27,866)
Unrecognized net actuarial loss	19,926	16,626
Unrecognized prior service cost	4,223	3,352
Net amount recognized	$(11,617)	$(7,888)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(21,175)	$(15,515)
Intangible asset	4,223	3,352
Accumulated other comprehensive income	5,335	4,275
Net amount recognized	$(11,617)	$(7,888)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

The accumulated benefit obligation of all defined benefit pension plans was $74.1 million and $60.5 million at December 31, 2005 and 2004, respectively.

The Company’s net pension cost for its defined benefit pension plans includes the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Service cost	$10,762	$4,127	$3,095
Interest cost	4,390	3,338	3,453
Net investment return on plan assets	(4,096)	(3,245)	(5,309)
Curtailment loss	—	106	—
Net amortization and deferral	1,051	838	3,621
Settlement (gain) loss	(726)	—	420
Net periodic pension costs	$11,381	$5,164	$5,280

	Actuarial Assumptions
	U.S.	Canada	England	Germany	Mexico
Discount rate:
2005	5.75%	5.00%	4.90%	N/A	7.46%
2004	6.00%	6.00%	5.40%	4.50%	8.68%
2003	6.25%	6.00%	N/A	5.50%	N/A

Long-term rate of return on plan assets:
2005	8.75%	8.00%	6.20%	N/A	N/A
2004	8.75%	8.00%	6.60%	N/A	N/A
2003	8.75%	8.00%	N/A	N/A	N/A

Weighted average rate of increase for future compensation levels:
2005	4.50%	4.00%	3.50%	N/A	4.88%
2004	4.50%	4.00%	3.50%	1.50%	5.55%
2003	4.50%	5.00%	N/A	1.50%	N/A

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.00% at December 31, 2004 to 5.75% at December 31, 2005. The expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2005, the Company’s asset allocation was 66% with equity managers, 33% with fixed income managers and 1% other. At December 31, 2004, the Company’s asset allocation was 66% with equity managers, 32% with fixed income managers and 2% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption is 8.75% in 2005 and 2006. Asset allocations for the Company’s non-U.S. plans are substantially similar to the U.S. plan.

In accordance with the provisions of SFAS 87, the Company has recognized an additional minimum pension liability at December 31, 2005 of $9.6 million ($7.7 million at December 31, 2004) for circumstances in

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost.

The Company made cash contributions to its pension plans in 2005 of $7.3 million and paid benefit payments of $2.0 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2006 of $9.8 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)
2006	$1,294
2007	1,518
2008	1,901
2009	2,280
2010	2,558
Years 2011 - 2015	22,652

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2005, 2004 and 2003 were $3.2 million, $2.1 million and $1.7 million, respectively.

15.	Partners’ Capital

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

Distributions. The Holdings Partnership Agreement requires certain tax distributions to be made if and when Holdings has taxable income. Other distributions shall be made in proportion to the partners' respective percentage interests.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

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

Pursuant to the Recapitalization Agreement, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan” and, together with the 1998 Option Plan, the “Option Plans”).

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee directors, advisors, consultants and other individuals providing services to Holdings of options (“Options”) to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a “Unit”). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan shall not exceed 631.0 Units and the aggregate number of Units with respect to which Options may be granted under the 2004 Option Plan shall not exceed 650.0 Units, representing a total of up to 8.7% of the equity of Holdings.

The exercise price per Unit shall be at or above the fair market value of a Unit on the date of grant. The Company utilizes an independent appraisal firm to determine the fair market value of a Unit. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. Relative to the 1998 Option Plan, during 2005, no Option Units were forfeited and no Option Units were granted. During 2004, 2.7 Option Units were forfeited and no Option Units were granted. During 2003, 3.6 Option Units were forfeited and Options to purchase 98.4 Units were granted. Relative to the 2004 Option Plan, during 2005, 15.6 Option Units were forfeited and Options to purchase 4.0 Units were granted. During 2004, no Option Units were forfeited and Options to purchase 616.5 Units were granted. As of December 31, 2005, 1,228.0 Option Units were outstanding.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

A summary of the changes in the Option Units outstanding under the Option Plans as of December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,239.6	$38,980	625.8	$26,527	531.0	$25,977
Granted	4.0	51,579	616.5	51,579	98.4	29,606
Exercised	—	—	—	—	—	—
Forfeited	(15.6)	51,579	(2.7)	29,606	(3.6)	29,606
Outstanding at end of year	1,228.0	38,861	1,239.6	38,980	625.8	26,527

Exercisable at end of year	637.5	32,189	467.1	26,092	414.6	25,869

The following table summarizes information relating to Option Units outstanding under the Option Plans at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/05	Weighted Average Exercise Price
$25,789 to $29,606	623.1	3.6	$26,514	487.3	$26,211
$51,579	604.9	8.9	$51,579	150.2	$51,579

17.	Other Expense (Income), Net

Other expense (income), net consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Foreign exchange loss (gain)	$329	$(1,260)	$(336)
Other	(85)	174	11
	$244	$(1,086)	$(325)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

18.	Income Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current provision:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	13,298	6,889	5,258
Total current provision	$13,298	$6,889	$5,258

Deferred provision:
Federal	$(1,736)	$(7,176)	$—
State and local	(1,027)	(1,421)	—
Foreign	3,915	(440)	1,551
Total deferred (benefit) provision	$1,152	$(9,037)	$1,551

Total (benefit) provision	$14,450	$(2,148)	$6,809

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2005	2004
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$115,200	$100,320
Fixed assets, principally due to differences in depreciation and assigned values	1,315	1,462
Accrued retirement indemnities	1,870	1,153
Inventories	851	2,015
Accruals and reserves	14,965	16,947
Capital leases	585	444
Tax credits	15,871	—
Other items	3,101	24
Gross deferred income tax assets	153,758	122,365
Valuation allowance	(48,705)	(44,734)
Net deferred income tax assets	105,053	77,631

Deferred income tax liabilities:
Fixed assets, principally due to differences in depreciation and assigned values	81,932	119,246
Inventories	597	5,511
Amortizable intangibles	23,675	31,637
Unremitted earnings of foreign subsidiaries	8,827	—
Other items	980	1,828

Gross deferred income tax liabilities	116,011	158,222

Net deferred income tax liabilities	$10,958	$80,591

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

Current deferred income tax liabilities of $6.8 million in 2005 and $0.4 million in 2004 are included in accrued expenses. Non-current deferred income tax assets of $5.4 million in 2005 and $1.2 million in 2004 are included in other non-current assets.

As a result of the finalization of the purchase price allocation related to the acquired net assets of O-I Plastic, net deferred income tax liabilities were reduced by $68.4 million; the effect of which was charged to goodwill. Additionally, as a result of opening bases differences on the Company’s acquisition of certain operations from Tetra-Pak, Inc., net deferred income tax liabilities were increased by $0.9 million; the effect of which was charged to goodwill.

The valuation allowance reduces the Company's deferred income tax assets to an amount that Management believes is more likely than not to be realized.

Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $150.0 million at December 31, 2005 and $177.5 million at December 31, 2004.

The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Taxes at U.S. federal statutory rate	$(13,112)	$(14,467)	$6,074
Partnership loss (income) not subject to federal income taxes	15,980	13,413	(2,632)
State income tax net of federal benefit	(670)	(897)	—
Foreign loss without current tax benefit	2,273	1,853	5,463
Unremitted earnings of foreign subsidiaries	7,446	—	—
Residual U.S. tax on dividends fro foreign subsidiaries	2,262	141	168
Change in valuation allowance	(293)	(1,772)	(2,174)
Other	564	(419)	(90)
	$14,450	$(2,148)	$6,809

As of December 31, 2005, the Company’s domestic subsidiaries have net operating loss carryforwards of approximately $165.0 million. These net operating loss carryforwards are available to offset future taxable income and expire principally in the years 2019 through 2024. The Company’s international operating subsidiaries have, in the aggregate, approximately $148.1 million of tax loss carryforwards available as of December 31, 2005. These losses are available to reduce the originating subsidiary’s future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company’s French subsidiaries ($ 139.4 million) and UK subsidiaries ($1.2 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2006 through 2014. The Company’s international subsidiaries also have approximately $8.0 million of capital loss carryforwards which are available only to offset capital gains. If unused, all but $0.4 million of these losses (which have no expiration date) will expire in 2006.

As of December 31, 2005, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $11.5 million consisting of $1.5 million of Alternative Minimum Tax credits which never expire, $5.3 million of Federal R&D credits which expire principally in the years 2011 through 2024 and $ 4.7 million of state tax credits with expiration dates from 2007 through 2013. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $4.1 million and $0.2 million respectively which expire in the years 2013 through 2015.

As of December 31, 2005, the Company's equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, approximated $0.8 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, Management decided the Company would not repatriate foreign earnings under the Act and therefore did not recognize any income tax effect in 2005. Because the Act only provided a one-time incentive for repatriations occurring during 2005, there will be no future income tax effect.

Cash income tax payments of $9.8 million, $6.8 million and $3.4 million were made for income tax liabilities in 2005, 2004 and 2003 respectively.

19.	Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $91.3 million at December 31, 2005, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See Note 20.

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

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain wheels from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement, as amended; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2005 has been met.

Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

21.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of profit or loss is operating income. Segment information for the three years ended December 31, 2005, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

	Year	North America	Europe	South America	Eliminations	Total
		(a)	(a)(b)	(a)	(c)	(a)
	(In thousands)
Net sales (d)(e)	2005	$2,168,193	$240,147	$65,119	$(10)	$2,473,449
	2004	1,136,508	173,428	43,529	(510)	1,352,955
	2003	809,638	143,905	25,486	(293)	978,736

Operating income	2005	$125,260	$15,719	$6,164	$—	$147,143
	2004	83,441	11,179	3,459	—	$98,079
	2003	104,892	7,623	1,101	—	113,616

Depreciation and amortization (f)	2005	$201,529	$19,467	$3,953	$—	$224,949
	2004	125,240	14,709	2,069	—	142,018
	2003	75,703	6,141	1,611	—	83,455

Impairment charges	2005	$5,177	$687	$1,399	$—	$7,263
	2004	5,340	1,656	—	—	6,996
	2003	2,145	364	—	—	2,509

Interest expense, net (f)	2005	$181,362	$2,093	$907	$—	$184,362
	2004	136,768	2,897	835	—	140,500
	2003	93,838	2,651	97	—	96,586

Income tax provision (benefit)	2005	$5,980	$7,104	$1,366	$—	$14,450
	2004	(6,972)	3,796	1,028	—	(2,148)
	2003	1,500	4,801	508	—	6,809

Identifiable assets (d)(e)	2005	$2,638,141	$298,318	$68,131	$(442,212)	$2,562,378
	2004	2,550,833	300,161	46,877	(392,863)	2,505,008
	2003	961,287	195,427	29,211	(309,831)	876,094

Goodwill	2005	$288,158	$17,278	$11,735	$—	$317,171
	2004	333,174	16,916	694	—	350,784
	2003	3,515	13,066	707	—	17,288

Net cash paid for property, plant and equipment, excluding acquisitions	2005	$204,431	$30,320	$7,862	$(2)	$242,611
	2004	116,295	31,335	4,280	13	151,923
	2003	76,578	7,941	7,328	(21)	91,826

(a)	On October 7, 2004, the Company acquired O-I Plastic.
(b)	On March 31, 2003, the Company completed the sale of certain assets and liabilities of its German operations. During the 2nd quarter of 2003, the Company closed its plant in Noeux les Mines, France.
(c)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(d)

The Company’s net sales for Europe include sales in France which totaled approximately $63.5 million, $74.5 million and $75.1 million for 2005, 2004 and 2003, respectively. Identifiable assets in France totaled approximately $114.1 million, $132.9 million and $99.1 million as of December 31, 2005, 2004 and 2003, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

(e)

The Company’s net sales for North America include sales in Mexico which totaled approximately $132.5 million, $52.1 million and $22.2 million for 2005, 2004 and 2003, respectively. Identifiable assets in Mexico totaled approximately $165.5 million, $96.7 million and $34.2 million as of December 31, 2005, 2004 and 2003, respectively. Approximately all of the North America reportable segment remaining net sales and identifiable assets are in the United States.

(f)	Includes amortization of debt issuance fees.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Automotive Lubricants	Personal Care/Specialty	Total
				(1)
	(In thousands)
2005	$1,431,568	$503,622	$271,213	$267,046	$2,473,449
2004	769,921	273,929	240,587	68,518	1,352,955
2003	572,969	191,648	214,119	—	978,736

(1)	Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household category.

22.	Condensed Guarantor Data

On October 7, 2004 the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8½% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9?% Senior Subordinated Notes due 2014. The notes were issued under Indentures issued on October 7, 2004. Holdings and domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,307	$1	$15,376	$—	$—	$26,684
Accounts receivable, net	—	79,454	102,758	69,145	—	—	251,357
Inventories, net	—	93,205	145,121	49,484	—	—	287,810
Deferred income taxes	—	—	8,730	4,339	—	—	13,069
Prepaid expenses and other current assets	—	17,928	11,257	21,812	—	—	50,997
Total current assets	—	201,894	267,867	160,156	—	—	629,917
Property, plant and equipment, net	—	562,817	597,196	283,447	—	—	1,443,460
Intangible assets, net	—	4,331	73,212	4,090	—	—	81,633
Goodwill	—	9,240	236,921	71,010	—	—	317,171
Net intercompany	—	1,221,017	—	—	—	(1,221,017)	—
Investment in subsidiaries	—	413,433	296,544	—	—	(709,977)	—
Other non-current assets	—	82,306	897	6,994	—	—	90,197
Total assets	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$153,564	$95,347	$105,121	$—	$—	$354,032
Current portion of long-term debt	—	21,025	—	6,834	—	—	27,859
Total current liabilities	—	174,589	95,347	111,955	—	—	381,891
Long-term debt	—	2,609,618	—	863	—	—	2,610,481
Deferred income taxes	—	—	11,031	11,562	—	—	22,593
Other non-current liabilities	—	17,451	12,626	11,046	—	—	41,123
Investment in subsidiaries	306,620		—	—	—	(306,620)	—
Net intercompany	187,090	—	988,412	45,515	—	(1,221,017)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(493,710)	(306,620)	365,221	344,756	—	(403,357)	(493,710)
Total liabilities and partners’ capital (deficit)	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,013,899	$1,075,238	$455,689	$—	$(71,377)	$2,473,449
Cost of goods sold	—	892,344	972,286	397,847	—	(71,377)	2,191,100
Gross profit	—	121,555	102,952	57,842	—	—	282,349
Selling, general and administrative expenses	1	52,398	50,130	25,414	—	—	127,943
Impairment charges	—	3,771	1,406	2,086	—	—	7,263
Operating (loss) income	(1)	65,386	51,416	30,342	—	—	147,143
Interest expense, net	—	114,902	65,531	3,929	—	—	184,362
Other (income) expense, net	—	(2,390)	(1,290)	895	—	3,029	244
Equity in loss (earnings) of subsidiaries	52,640	(1,218)	(5,712)	—	—	(45,710)	—
(Loss) income before income taxes and minority interest	(52,641)	(45,908)	(7,113)	25,518	—	42,681	(37,463)
Income tax provision (benefit)	—	6,732	(2,658)	10,376	—	—	14,450
Minority interest	—	—	—	728	—	—	728
Net (loss) income	$(52,641)	$(52,640)	$(4,455)	$14,414	$—	$42,681	$(52,641)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$858,135	$250,867	$287,791	$—	$(43,838)	$1,352,955
Cost of goods sold	—	712,019	249,131	244,239	—	(43,838)	1,161,551
Gross profit	—	146,116	1,736	43,552	—	—	191,404
Selling, general and administrative expenses	—	57,564	10,130	18,635	—	—	86,329
Impairment charges	—	5,340	—	1,656	—	—	6,996
Operating income (loss)	—	83,212	(8,394)	23,261	—	—	98,079
Interest expense, net	24,018	99,581	13,103	3,798	—	—	140,500
Other (income) expense, net	—	(1,798)	(460)	1,172	—	—	(1,086)
Equity in loss (earnings) of subsidiaries	16,614	1,811	(1,933)	—	—	(16,492)	—
(Loss) income before income taxes and minority interest	(40,632)	(16,382)	(19,104)	18,291	—	16,492	(41,335)
Income tax provision (benefit)	—	232	(8,593)	6,213	—	—	(2,148)
Minority interest	—	—	—	1,445	—	—	1,445
Net (loss) income	$(40,632)	$(16,614)	$(10,511)	$10,633	$—	$16,492	$(40,632)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$767,526	$33,519	$211,142	$—	$(33,451)	$978,736
Cost of goods sold	—	618,947	33,770	176,504	—	(33,451)	795,770
Gross profit	—	148,579	(251)	34,638	—	—	182,966
Selling, general and administrative expenses	—	49,332	15	17,494	—	—	66,841
Impairment charges	—	2,145	—	364	—	—	2,509
Operating income (loss)	—	97,102	(266)	16,780	—	—	113,616
Interest expense (income), net	18,546	74,950	(52)	3,142	—	—	96,586
Other (income) expense, net	—	(4,181)	—	3,856	—	—	(325)
Equity in (earnings) loss of subsidiaries	(28,296)	(2,348)	8,109	—	—	22,535	—
Income (loss) before income taxes and minority interest	9,750	28,681	(8,323)	9,782	—	(22,535)	17,355
Income tax provision	—	385	—	6,424	—	—	6,809
Minority interest	—	—	—	796	—	—	796
Net income (loss)	$9,750	$28,296	$(8,323)	$2,562	$—	$(22,535)	$9,750

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$(38,202)	$99,412	$58,787	$—	$—	$119,997

Investing activities:
Net cash paid for property, plant and equipment	—	(99,085)	(93,438)	(50,088)	—	—	(242,611)
Acquisitions of/investments in businesses, net of cash acquired	—	(768)	(5,973)	(12,032)	—	—	(18,773)
Net cash used in investing activities	—	(99,853)	(99,411)	(62,120)	—	—	(261,384)

Financing activities:
Proceeds from issuance of long-term debt	—	1,068,305	—	47,457	—	—	1,115,762
Payment of long-term debt	—	(917,878)	—	(47,794)	—	—	(965,672)
Debt issuance fees	—	(2,145)	—	—	—	—	(2,145)
Net cash provided by (used in) financing activities	—	148,282	—	(337)	—	—	147,945

Effect of exchange rate changes	—	—	—	(2,005)	—	—	(2,005)
Increase (decrease) in cash and cash equivalents	—	10,227	1	(5,675)	—	—	4,553
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$11,307	$1	$15,376	$—	$—	$26,684

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$150,832	$(1,004,753)	$961,451	$(69)	$—	$—	$107,461

Investing activities:
Net cash paid for property, plant and equipment	—	(103,689)	(7,651)	(40,583)	—	—	(151,923)
Acquisitions of/investments in businesses, net of cash acquired	18,168	(347,723)	(953,800)	52,792	—	—	(1,230,563)
Net cash provided by (used in) investing activities	18,168	(451,412)	(961,451)	12,209	—	—	(1,382,486)

Financing activities:
Proceeds from issuance of long-term debt	—	2,837,121	—	35,403	—	—	2,872,524
Payment of long-term debt	(169,000)	(1,302,334)	—	(34,200)	—	—	(1,505,534)
Contributions to minority shareholders	—	—	—	(182)	—	—	(182)
Debt issuance fees	—	(78,389)	—	—	—	—	(78,389)
Net cash (used in) provided by financing activities	(169,000)	1,456,398	—	1,021	—	—	1,288,419

Effect of exchange rate changes	—	—	—	1,670	—	—	1,670
Increase in cash and cash equivalents	—	233	—	14,831	—	—	15,064
Cash and cash equivalents at beginning of period	—	847	—	6,220	—	—	7,067
Cash and cash equivalents at end of period	$—	$1,080	$—	$21,051	$—	$—	$22,131

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2005

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(9,084)	$104,297	$235	$(9,746)	$—	$—	$85,702

Investing activities:
Net cash paid for property, plant and equipment	—	(73,829)	(235)	(17,762)	—	—	(91,826)
Acquisition of/investment in a business, net of cash acquired	9,084	(34,167)	—	20,971	—	—	(4,112)
Net (expenditures for) proceeds from sale of business	—	(76)	—	95	—	—	19
Net cash provided by (used in) investing activities	9,084	(108,072)	(235)	3,304	—	—	(95,919)

Financing activities:
Proceeds from issuance of long-term debt	—	1,064,501	—	6,663	—	—	1,071,164
Payment of long-term debt	—	(1,040,960)	—	(4,220)	—	—	(1,045,180)
Contributions from minority shareholders	—	—	—	2,931	—	—	2,931
Debt issuance fees	—	(20,700)	—	—	—	—	(20,700)
Net cash provided by financing activities	—	2,841	—	5,374	—	—	8,215

Effect of exchange rate changes	—	—	—	1,770	—	—	1,770
Decrease (increase) in cash and cash equivalents	—	(934)	—	702	—	—	(232)
Cash and cash equivalents at beginning of period	—	1,781	—	5,518	—	—	7,299
Cash and cash equivalents at end of period	$—	$847	$—	$6,220	$—	$—	$7,067

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation and a material weakness in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures to be ineffective as of December 31, 2005. The Company’s principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On March 28, 2006 the Company received a letter from Deloitte & Touche, LLP (“Deloitte & Touche”), the Company’s independent registered accounting firm, stating that the Company had insufficient controls in place to determine that its income tax accounting is being performed in accordance with GAAP. The income tax accounting issue represented a reportable condition that Deloitte & Touche deemed a material weakness in the Company’s internal controls. The Company’s tax structure is complex with significant tax jurisdictions located outside of the United States and that the acquisition of O-I Plastic added to the complexity of the tax structure, involved significant issues with regard to purchase accounting and the income tax implications of purchase accounting and significantly added to the Company’s operations in Mexico. The Company has insufficient, qualified resources to determine that income tax accounting complies with generally accepted accounting principles, particularly as it relates to the tax accounting for the O-I Plastic acquisition and the tax accounting for its Mexican operations. This deficiency in the design and operation of internal controls could result in misstatements in the reported amount of deferred income tax balances and in the required disclosures of income tax amounts.

In response to the above determination, the Company is examining the issue and plans to implement certain remedies, including, among other items, the deployment of greater resources in the area of international income tax accounting and the potential hiring of a qualified individual to oversee international income tax accounting.

At this time, the Company is not required to issue an internal control report, or receive an attestation to its internal control report from its independent, external auditors. Beginning with the Company’s December 31, 2007 Form 10-K, the Company will be subject to this requirement.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Advisory Committee Members, Directors and Executive Officers of the Registrant

The members of the Advisory Committee of Holdings and the executive officers of the Operating Company and Holdings and their respective ages as of March 29, 2006 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. For a description of the Advisory Committee, see “The Partnership Agreements--Holdings Partnership Agreement.”

Name	Age	Position
Philip R. Yates	58	Chief Executive Officer and Chairman of the Advisory Committee of Holdings
Roger M. Prevot	47	President and Chief Operating Officer
John E. Hamilton	47	Chief Financial Officer of the Operating Company; Chief Financial Officer, Assistant Treasurer and Assistant Secretary of Holdings
Ashok Sudan	53	Executive Vice President and General Manager, Global Food and Beverage
Sara G. Armstrong	44	Senior Vice President and General Counsel
Jay W. Hereford	55	Vice President, Finance of the Operating Company; Assistant Treasurer and Assistant Secretary of Holdings
Peter T. Lennox	43	Senior Vice President and General Manager, HC&A
Paul J. Young	44	Vice President and General Manager, PET
Chinh E. Chu	39	Member of the Advisory Committee of Holdings; President, Treasurer and Assistant Secretary of Holdings
James A. Quella	56	Member of the Advisory Committee of Holdings
Charles E. Kiernan	61	Member of the Advisory Committee of Holdings
Gary G. Michael	65	Member of the Advisory Committee of Holdings
T.J. Dermot Dunphy	73	Member of the Advisory Committee of Holdings

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

Ashok Sudan has served as Executive Vice President and General Manager, Global Food and Beverage since November 2004. Prior to that Mr. Sudan served as Senior Vice President and General Manager, Global Food and Beverage; Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins; or Vice President and General Manager, Europe since September 2000. Prior to September 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET; a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing.

Sara G. Armstrong has served as Senior Vice President and General Counsel since she joined the Company on February 6, 2006. Prior to joining the Company Ms. Armstrong held several legal positions with SunGard Data Systems Inc. from March 1992 to December 2005, including Vice President – Legal and Assistant General Counsel from February 1998 to December 2005. From 1988 to 1992, she was a lawyer with Dechert LLP in Philadelphia.

Jay W. Hereford has served as Vice President, Finance since November 1998. Prior to joining the Company in November 1998, Mr. Hereford served as Vice President, Treasurer and Chief Financial Officer of Continental Plastic Containers, Inc. from 1992 to November 1998.

Peter T. Lennox has served as Senior Vice President and General Manager of HC&A since January 2006. Prior to that Mr. Lennox served as Vice President and General Manager for Household; Vice President and General Manager for the Personal Care/Specialty Business; Vice President and Business Manager for Food and Beverage PET business; and Vice President and General Manager in the Company’s European Business. Prior to September, 2000, Mr. Lennox served as Vice President of Sales, Marketing and Business Development, Food and Beverage, at the Kerr Group.

Paul J. Young has served as Vice President and General Manager, PET since July 2005. From April 2000 to October 2004, Mr. Young served in various management roles at the Plastic Container Business of Owens-Illinois, Inc., most recently as Vice President of Manufacturing.

Chinh E. Chu has been a Member of the Advisory Committee of Holdings since May 2005. Mr. Chu is a Senior Managing Director in the Blackstone Private Equity Group. Since joining Blackstone in 1990, Mr. Chu has led Blackstone’s investments in Celanese, Nalco, SunGard Data Systems, Nycomed and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Mr. Chu is currently a director of FGIC, SunGard Data Systems, Celanese and Nalco. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers and Acquisitions Department.

James A. Quella has been a Member of the Advisory Committee of Holdings and Vice President, Assistant Treasurer and Assistant Secretary of Holdings since October 2005. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Blackstone Private Equity Group. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners (“DLJMB”)-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella is currently on the Boards of Celanese, Houghton-Mifflin and Allied Waste.

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

T.J. Dermot Dunphy has been a Member of the Advisory Committee of Holdings since October 2005. Mr. Dunphy currently is the Chairman and CEO of Kildare Enterprises, L.L.C., a private equity firm. From 1971 to 1996 Mr. Dunphy was President and Chief Executive Officer of Sealed Air Corporation, a manufacturer of proprietary protective packaging products and systems. From 1996 to 2000 he served as Chairman and Chief Executive Officer of Sealed Air Corporation. Mr. Dunphy is currently a director of Sealed Air Corporation. He is a former director of FleetBoston Financial Corporation, Public Service Enterprise Group, Inc. and Noveon, Inc.

The Boards of Directors of CapCo I and CapCo II are comprised of Philip R. Yates, John E. Hamilton, Chinh E. Chu and James A. Quella. The Board of Directors of Investor LP is comprised of Chinh E. Chu and James A. Quella.

Except as described above, there are no arrangements or understandings between any Member of the Advisory Committee of Holdings or executive officer and any other person pursuant to which that person was elected or appointed as a Member of the Advisory Committee of Holdings or executive officer.

82

Mr. Michael, who serves on the audit committee of the Company’s Board of Advisors, is an audit committee financial expert. Mr. Michael is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act (based on Sections 303.01(B)(2)(a) and 303.01(3) of the New York Stock Exchange’s listing standards).

The Company continues to evaluate the adoption of a code of ethics for its chief executive officer and chief financial officer, but has not yet adopted such a code.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of the Company (the “Named Executive Officers”) for the years ended December 31, 2005, 2004 and 2003, and their respective titles at December 31, 2005. The philosophy of the Company is to compensate all employees at levels competitive with the market to enable the Company to attract, retain and motivate all employees. From time to time, the compensation committee will review the Company’s compensation structure through an examination of compensation information for comparable companies and certain broader based data, compiled by the Company and by compensation and other consulting firms. In 2003 and 2004, the compensation committee utilized William M. Mercer Incorporated to conduct a full review of the Company’s compensation structure in the United States, where the majority of its employees are located.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus (1)	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options (3)	LTIP Payouts	All Other Comp.(2)
		$		$	$	$	#	$	$
Philip R. Yates	2005	715,355		324,450	—	—	—	—	7,590
Chief Executive Officer	2004	614,143		1,056,000	—	—	135.7	—	7,440
	2003	528,881		—	—	—	—	—	7,290

Roger M. Prevot	2005	470,070		216,855	—	—	—	—	6,749
President and	2004	402,535		747,000	—	—	68.0	—	6,600
Chief Operating Officer	2003	356,092		—	—	—	—	—	6,300

John E. Hamilton	2005	342,346		112,125	—	—	—	—	6,749
Chief Financial Officer	2004	293,586		457,000	—	—	42.2	—	6,566
	2003	255,544		—	—	—	—	—	6,372

Ashok Sudan	2005	316,798		223,253	—	—	—	—	6,990
Executive Vice President and	2004	261,511		330,000	—	—	29.0	—	6,718
General Manager, Global	2003	217,791		—	—	—	10.0	—	6,465
Food and Beverage

Paul J. Young	2005	219,595		281,356	—	—	—	—	55,984
Vice President and	2004	49,354	(4)	—		—	—	—	1,159
General Manager,
Food & Beverage PET

(1)

Represents bonus earned in the current year and paid in March of the following year under the Company’s annual discretionary bonus plan, as well as bonus accrued in 2005 under a special O-I Plastic integration incentive plan for planned payment on October 6, 2006 to Ashok Sudan and Paul J. Young in the amounts of $85,235 and $240,856, respectively, and other bonus payments earned and paid in 2004.

(2)	Represents contributions to the Company’s 401(k) plan, amounts attributable to group term life insurance and payment of relocation costs.
(3)	Represents options to acquire partnership units.

(4)	Represents salary paid from October 7, 2004, when Paul J. Young joined the Company, through December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table contains the number of the shares of common stock underlying stock options held by each named executive officer as of December 31, 2005. No stock options were exercised in the 2005 fiscal year by any named executive officer.

Aggregated Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at End of Fiscal Year	Value of Unexercised In the Money Options	Exercisable Options at End of Fiscal Year
	(In millions)
Philip R. Yates
Chief Executive Officer	213.1	$2.5	103.6

Roger M. Prevot
President and Chief Operating Officer	134.7	2.0	72.8

John E. Hamilton
Chief Financial Officer	90.7	1.5	54.2

Ashok Sudan
Executive Vice President and General
Manager, Global Food and Beverage	57.0	0.8	24.4

Paul J. Young
Vice President and General
Manager, Food & Beverage PET	14.5	0.0	3.6

The Company has estimated the value of the Options based on available financial information. There is no established trading market or market value for the Options of the Company, and therefore, these Options lack liquidity. The Company can give no assurance that the value utilized would be reflective of the actual market value in an established public trading market.

Pension Plans

In the year ended December 31, 2005, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company’s U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. See Note 14 of the Notes to Consolidated Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2005.

The following table shows estimated annual benefits upon retirement at age 65 under the defined benefit plan for salaried employees, based on the final five years average compensation and years of service, as specified therein:

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$25,617	$34,156	$42,695	$51,234	$52,797
150,000	31,617	42,156	52,695	63,234	65,109
175,000	37,617	50,156	62,695	75,234	77,422
200,000	43,617	58,156	72,695	87,234	89,734
225,000	49,617	66,156	82,695	99,234	102,047
250,000	55,617	74,156	92,695	111,234	114,359
300,000	67,617	90,156	112,695	135,234	138,984
350,000	79,617	106,156	132,695	159,234	163,609
400,000	91,617	122,156	152,695	183,234	188,234
450,000	103,617	138,156	172,695	207,234	212,859
500,000	115,617	154,156	192,695	231,234	237,484

Note: The amounts shown are based on 2005 covered compensation of $48,700 for an individual born in 1940. In addition, these figures do not reflect the salary limit of $210,000 and benefit limit under the plan’s normal form of $170,000 in 2005.

The compensation covered by the defined benefit plan for salaried employees is an amount equal to “Total Wages” (as defined therein). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table for the five Named Executive Officers who participated in the plan. The estimated credited years of service for the year ended December 31, 2005 for each of the five Named Executive Officers participating in the plan was as follows: Philip R. Yates, 34 years; Roger M. Prevot, 18 years; John E. Hamilton, 22 years; Ashok Sudan, 17 years; and Paul J. Young, 1 year. Benefits under the plan are computed on the basis of straight-life annuity amounts. Amounts set forth in the above table are not subject to deduction for Social Security or other offset amounts.

Supplemental Income Plan

Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the “SIP”). As part of the 1998 recapitalization, the Operating Company assumed Graham Engineering’s obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to retire at or after attaining age 55 without any reduction in the benefit, although that benefit would not begin until Mr. Yates attained age 65. In the event the Company terminates Mr. Yates' employment without “just cause,” as defined in the SIP, then upon attaining age 65, he would receive the entire annuity. The SIP provides for similar benefits in the event of a termination of employment on account of death or disability.

Employment Agreements

On June 27, 2002, the Company entered into employment agreements with Messrs. Yates, Prevot, Hamilton and Sudan, and on January 1, 2005, with Mr. Young. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. These contracts were automatically extended for another year on June 27, 2005, and on January 1, 2006, in reference to Mr. Young. Under each agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Company’s board. In the event that an executive is terminated by the Company without cause (as defined in each agreement) (including the Company’s election not to renew the term so that the term ends prior to the fifth anniversary of the agreement) or the executive resigns with good reason (as defined in the agreement), the executive will be entitled to (1) full vesting of all equity awards granted to the executive, (2) a pro rata bonus for the year of termination, (3) monthly payments for a period of 24 months (36 months with respect to Mr. Yates following a change of control (as defined in the agreement)) of the executive’s base salary and average annual bonus, (4) continued health and dental benefits for a period of 24 months and (5) outplacement services for a period of 12 months. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon executive’s termination of employment, executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive’s employment is terminated due to the Company’s election not to renew the term so that the term ends following the fifth anniversary of the agreement which was extended to October 2009), each executive is subject to a covenant not to compete with the Company or solicit the Company’s clients or employees. Each executive has also covenanted not to reveal the Company’s confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreements of Messrs. Yates, Prevot and Hamilton, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive an amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth as of December 31, 2005, information with respect to the beneficial ownership of the partnership units of the Company by (i) each person who is known by the Company to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee of Holdings, (iii) each of the executive officers of the Operating Company named in the Summary Compensation Table and (iv) all members of the Advisory Committee of Holdings and the executive officers of the Operating Company, as a group. For a more detailed discussion of certain ownership interests, see “Certain Relationships and Related Party Transactions” (Part III, Item 13).

Name and Address of Beneficial Owner*	Number of Partnership Units of Beneficial Ownership	Percentage of Outstanding Company Partnership Units Beneficially Owned
Blackstone Investors (1)	10,518	78.6%
Graham Family Investors (2)	2,007	14.7%
Chinh E. Chu (1)	-	-
James A. Quella (1)	-	-
Philip R. Yates (3)	267	2.0%
Roger M. Prevot (4)	155	1.1%
John E. Hamilton (5)	83	**
Ashok Sudan (6)	33	**
Peter T. Lennox (7)	7	**
Paul Young (8)	4	**
Jay W. Hereford (9)	14	**
Charles E. Kiernan (10)	15	**
Gary G. Michael (11)	15	**
All Directors and Executive Officers as a Group (11 persons)	11,111	83.1%

_____________

* Except as noted below, all beneficial owners are members of the Advisory Committee of the Company and/or officers of the Operating Company and can be reached c/o Graham Packaging Holdings Company, 2401 Pleasant Valley Road, York, Pennsylvania 17402.

** Less than 1%.

(1)

The Blackstone Investors directly or indirectly own Investor GP and Investor LP. Investor GP is a wholly owned subsidiary of Investor LP. Investor LP directly owns 10,836 partnership units of the Company representing an 81% limited partnership interest in the Company. Investor GP directly owns 535 partnership units of the Company representing a 4% general partnership interest in the Company. The Blackstone Investors, collectively, beneficially own approximately 92.2% of the outstanding common stock of Investor LP. Blackstone Management Associates III L.L.C. (“BMA”) is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman, Chinh E.Chu and James A. Quella are members of BMA, which has investment and voting control over the shares of Investor LP held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares and of the partnership units of the Company held by Investor GP and Investor LP. Chinh E. Chu and James A. Quella are members of the Advisory Committee of Holdings. Mr. Chu and Mr. Quella are Senior Managing Directors of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. The Management owns approximately 3.0% of the outstanding common stock of Investor LP. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

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

(3)

Philip R. Yates is Chairman of the Advisory Committee of Holdings and Chief Executive Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 163 are owned indirectly by Mr. Yates through his ownership of common stock in Investor LP and (b) 104 represent presently exercisable rights to acquire partnership units of the Company through options.

(4)

Roger M. Prevot is President and Chief Operating Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 82 are owned indirectly by Mr. Prevot through his ownership of common stock in Investor LP and (b) 73 represent presently exercisable rights to acquire partnership units of the Company through options.

(5)

John E. Hamilton is Chief Financial Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 29 are owned indirectly by Mr. Hamilton through his ownership of common stock of Investor LP and (b) 54 represent presently exercisable rights to acquire partnership units of the Company through options.

(6)

Ashok Sudan is Executive Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 9 are owned indirectly by Mr. Sudan through his ownership of common stock in Investor LP and (b) 24 represent presently exercisable rights to acquire partnership units of the Company through options.

(7)

Peter T. Lennox is Senior Vice President and General Manager, HC&A of the Operating Company. Of the partnership units shown as beneficially owned, all 7 represent presently exercisable rights to acquire partnership units of the Company through options.

(8)

Paul J. Young is Vice President and General Manager, Food & Beverage PET of the Operating Company. Of the partnership units shown as beneficially owned, all 4 represent presently exercisable rights to acquire partnership units of the Company through options.

(9)

Jay W. Hereford is Vice President, Finance of the Operating Company. Of the partnership units shown as beneficially owned, all 14 represent presently exercisable rights to acquire partnership units of the Company through options.

(10)

Charles E. Kiernan is a member of the Advisory Committee of Holdings. Of the partnership units shown as beneficially owned 15 represent presently exercisable rights to acquire partnership units of the Company through options.

(11)

Gary G. Michael is a member of the Advisory Committee of Holdings. Of the partnership units shown as beneficially owned 15 represent presently exercisable rights to acquire partnership units of the Company through options.

The following table sets forth equity compensation plan information at December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,228.0	$38,861	53.0

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,228.0	$38,861	53.0

Item 13.	Certain Relationships and Related Transactions

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

Transactions with the Graham Entities and Others

Holdings and Graham Engineering entered into the Equipment Sales, Services and License Agreement (“Equipment Sales Agreement”) in 1998, which provides that, with certain exceptions, (i) Graham Engineering will sell to Holdings and its affiliates certain of Graham Engineering’s larger-sized extrusion blow molding wheel systems (“Graham Wheel Systems”) at a price to be determined on the basis of a percentage mark-up of material, labor and overhead costs that is as favorable to Holdings as the percentage mark-up historically offered by Graham Engineering to Holdings and is as favorable as the mark-up on comparable equipment offered to other parties, (ii) each party will provide consulting services to the other party at hourly rates ranging from $60 to $200 (adjusted annually for inflation) and (iii) Graham Engineering will grant to Holdings a nontransferable, nonexclusive, perpetual, royalty-free right and license to use certain technology. Subject to certain exceptions and conditions, including the condition that Holdings purchase high output extrusion blow molding equipment, described in the Equipment Sales Agreement, Holdings and its affiliates will have the exclusive right to purchase, lease or otherwise acquire the applicable Graham Wheel Systems in North America and South America, the countries comprising the European Economic Community as of February 2, 1998 and any other country in or to which Holdings has produced or shipped extrusion blow molded plastic containers representing sales in excess of $1.0 million in the most recent calendar year. The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties. Since December 31, 1998, both parties have had the right to terminate the other party’s right to receive consulting services. Effective January 21, 2000 Holdings terminated Graham Engineering’s rights to receive consulting services from Holdings.

Graham Engineering has supplied equipment to the Company. The Company received equipment and related services of approximately $15.4 million, $13.6 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain wheels from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement, as amended; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2005 has been met.

Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

Innopack, S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company of approximately $1.7 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005.

The Graham Family Investors have supplied management services to the Company since 1998. The Company received services of approximately $2.1 million, $1.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

Blackstone has supplied management services to the Company since 1998. The Company received services of approximately $3.1 million, $1.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

DB Investment Partners, Inc. owns approximately a 4.8% equity interest in Investor LP. See “Security Ownership of Certain Beneficial Owners and Management” (Item 12).

The Partnership Agreements

The Operating Company Partnership Agreement

The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994 as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Upon the closing of the Recapitalization, the name of the Operating Company was changed to “Graham Packaging Company, L.P.” The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined herein).

Prior to the Recapitalization, Graham Recycling Corporation (“Recycling”) was the sole general partner of the Operating Company and Holdings was the sole limited partner of the Operating Company. As provided in the Recapitalization Agreement, immediately prior to the closing, Recycling contributed to Opco GP its general partnership interest in the Operating Company, and the partnership agreement of the Operating Company was amended and restated to reflect such substitution of sole general partner and certain other amendments (the “Operating Company Partnership Agreement”). Following the closing, Holdings has remained the sole limited partner of the Operating Company.

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

Dissolution. The Operating Company Partnership Agreement provides that the Operating Company shall be dissolved upon the earliest of (i) December 31, 2044, (ii) the sale, exchange or other disposition of all or substantially all of the Operating Company’s assets, (iii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless there shall be another general partner, (iv) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a limited partner, or the occurrence of any other event which causes a limited partner to cease to be a limited partner unless there shall be another limited partner, (v) the acquisition by a single person of all of the partnership interests in the Operating Company, (vi) the issuance of a decree of dissolution by a court of competent jurisdiction, or (vii) otherwise as required by applicable law.

The Holdings Partnership Agreement

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989 as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to “Graham Packaging Company.” Upon the closing of the Recapitalization, the name of Holdings was changed to “Graham Packaging Holdings Company.” Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined herein).

As contemplated by the Recapitalization Agreement, the Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham GP Corp., Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. and Investor LP.

The purpose of Holdings is the sale and manufacturing of rigid plastic containers and any business necessary or incidental thereto.

Management; Advisory Committee. The Holdings Partnership Agreement provides that the general partner elected by the general partner(s) holding a majority of the general partnership interests in Holdings (the “Managing General Partner”) shall be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to Holdings and shall have the sole power to bind Holdings, except for certain actions in which the Managing General Partner shall need the approval of the other general partners. The limited partners shall not participate in the management or control of the business.

The partnership and the general partners shall be advised by a committee (the “Advisory Committee”) comprised of five individuals, each of whom shall be appointed from time to time by Investor GP. Such committee shall serve solely in an advisory role and shall not have any power to act for or bind Holdings.

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

Dissolution. The Holdings Partnership Agreement provides that Holdings shall be dissolved upon the earliest of (i) the sale, exchange or other disposition of all or substantially all of Holdings’ assets (including pursuant to an IPO Reorganization), (ii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless (a) the remaining general partner elects to continue the business or (b) if there is no remaining general partner, a majority-in-interest of the limited partners elect to continue the partnership, or (iii) such date as the partners shall unanimously elect.

IPO Reorganization. “IPO Reorganization” means the transfer of all or substantially all of Holdings’ assets and liabilities to CapCo II in contemplation of an initial public offering of the shares of common stock of CapCo II. The Holdings Partnership Agreement provides that, without the approval of each general partner, the IPO Reorganization may not be effected through any entity other than CapCo II.

Tax Distributions. The Holdings Partnership Agreement requires certain tax distributions to be made.

Partners Registration Rights Agreement

Pursuant to the Recapitalization Agreement, Holdings, CapCo II, the predecessors of the Graham Family Investors, the Equity Investors and the Blackstone Investors entered into a registration rights agreement (the “Partners Registration Rights Agreement”). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Graham

Family Investors and their affiliates (and their permitted transferees of partnership interests in Holdings) two “demand” registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary “piggyback” registration rights (except with respect to such initial public offering, unless the Blackstone Investors and their affiliates are selling their shares in such offering) and (ii) to the Equity Investors, the Blackstone Investors and their affiliates an unlimited number of “demand” registrations and customary “piggyback” registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Graham Family Investors, the Equity Investors, the Blackstone Investors and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act. See “The Partnership Agreements–The Holdings Partnership Agreement.”

Payment of Certain Fees and Expenses

In connection with the acquisition of O-I Plastic and the refinancing transactions, the Blackstone Investors received a fee of approximately $24.3 million, and the Operating Company has reimbursed the Blackstone Investors for all out-of-pocket expenses incurred in connection with these transactions. In addition, pursuant to an amended and restated monitoring agreement (the “Monitoring Agreement”) entered into as of September 30, 2004 among the Blackstone Investors, Graham Family Investors, Holdings and the Operating Company, Blackstone will receive a monitoring fee equal to $3.0 million per annum and the Graham Family Investors will receive a monitoring fee of $1.0 million per annum. Both the Blackstone Investors and the Graham Family Investors will also be reimbursed for reasonable out-of-pocket expenses. In the future, an affiliate or affiliates of the Blackstone Investors may receive customary fees for advisory and other services rendered to Holdings and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time on an arm’s length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

Loans to Management

At December 31, 2005, the Company had loans outstanding to certain management employees of $3.1 million, including loans to Philip R. Yates $1.2 million, Roger M. Prevot $0.6 million, John E. Hamilton $0.2 million, Ashok Sudan $0.1 million and other individuals totaling $1.0 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to buy stock in BMP/Graham Holdings Corp. to avoid any management ownership dilution at the time of the capital call payments. The loans mature on September 29, 2007 and March 29, 2008, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, "Deloitte"):

	2005	2004
	(In millions)
Audit Fees (a)	$1.8	$2.0
Audit-Related Fees (b)	0.6	0.6
Tax Fees (c)	0.6	0.2
All Other Fees	0.0	0.0

Total	$3.0	$2.8

(a)	Fees for audit services billed in 2005 and 2004 consisted of the following:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Comfort letters, consents, other services related to U.S. Securities and Exchange Commission (“SEC”) matters and 144A debt offerings
•	Statutory and regulatory audits

(b)	Fees for audit-related services billed in 2005 and 2004 consisted of the following:
•	Employee benefit plan audits
•	Agreed-upon procedures engagements
•	Acquisition due diligence

(c)	Fees for tax services billed in 2005 and 2004 consisted of tax compliance and tax planning and advice.

In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. The Audit Committee requires that all services performed by Deloitte are pre-approved prior to the services being performed. During 2005 all services were pre-approved.

There were no requests for audit, audit-related, tax and other services not contemplated on the list submitted and approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following Financial Statement Schedules are included herein:

Schedule I – Graham Packaging Holdings Company Condensed Financial Statements

Schedule II – Valuation and Qualifying Accounts

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

4.3	-	Form of 8 ½% Senior Note due 2012 (included in Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4	-	Form of 9 7/8% Series Senior Subordinated Note due 2014 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1	-

First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.2	-

Second Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

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

Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 8, 2005 (File No. 333-125173))

10.9	-

Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10	-	Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.11	-

Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.12	-

Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.13	-	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 33-53603-03)).

10.14	-

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

Form of Employment Agreement dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.18*		Form of Employment Agreement dated as of January 1, 2005 between Graham Packaging Holdings Company and Peter T. Lennox.

10.19*	-	Form of Employment Agreement dated as of January 1, 2005 between Graham Packaging Holdings Company and Paul J. Young.

10.20*	-	Form of Employment Agreement dated as of February 6, 2006 between Graham Packaging Holdings Company and Sara G. Armstrong.

10.21*	-

First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents.

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

Date: March 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	BCP/Graham Holdings L.L.C.
its General Partner

By:	/s/ John E. Hamilton
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 2006 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

Signature	Title

/s/ Chinh E. Chu	President, Treasurer and Assistant Secretary
Chinh E. Chu	(Principal Executive Officer) of BCP /Graham
Holdings L.L.C.

/s/ John E. Hamilton	Vice President, Finance and Administration
John E. Hamilton	(Principal Financial Officer and Principal
Accounting Officer) of BCP / Graham Holdings L.L.C.

/s/ Chinh E. Chu	Director of BMP/Graham Holdings Corporation
Chinh E. Chu

/s/ James A. Quella	Director of BMP/Graham Holdings Corporation
James A. Quella

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

SCHEDULE I

GRAHAM PACKAGING HOLDINGS COMPANY

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands)

	December 31,
BALANCE SHEETS	2005	2004

Assets:
Current assets	$—	$—
Other non-current assets	—	—
Total assets	$—	$—
Liabilities and partners’ capital (deficit):
Current liabilities	$187,090	$187,089
Investment in subsidiary	306,620	247,011
Total liabilities	493,710	434,100
Partners’ capital (deficit)	(493,710)	(434,100)
Total liabilities and partners’ capital	$—	$—

	Year Ended December 31,
STATEMENTS OF OPERATIONS	2005	2004	2003
Selling, general and administrative expenses	$(1)	$—	$—
Equity in (loss) earnings of subsidiaries	(52,640)	$(16,614)	$28,296
Interest expense	—	(24,018)	(18,546)
Net (loss) income	$(52,641)	$(40,632)	$9,750

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2005	2004	2003
Operating activities:
Net (loss) income	$(52,641)	$(40,632)	$9,750
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt issuance fees	—	3,082	512
Accretion of Senior Discount Notes	—	—	623
Changes in current liabilities	1	2,769	8,327
Equity in loss (earnings) of subsidiaries	52,640	16,614	(28,296)
Net cash used in operating activities	—	(18,167)	(9,084)
Investing activities:
Return of capital from a subsidiary	—	18,167	9,084
Net cash provided by investing activities	—	18,167	9,084
Financing activities:
Payment of long-term debt	—	(169,000)	—
Proceeds from issuance of intercompany long-term debt	—	169,000	—
Net cash used in financing activities	—	—	—
Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flow information:
Cash paid for interest	$—	$18,167	$9,084

See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

SCHEDULE II

GRAHAM PACKAGING HOLDINGS COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2005
Allowance for doubtful accounts	$8,872	$3,209	$809	$11,272
Allowance for inventory losses	3,021	2,071	641	4,451

Year ended December 31, 2004
Allowance for doubtful accounts	$7,615	$1,822	$565	$8,872
Allowance for inventory losses	2,464	1,115	558	3,021

Year ended December 31, 2003
Allowance for doubtful accounts	$4,280	$4,514	$1,179	$7,615
Allowance for inventory losses	2,600	1,710	1,846	2,464