Form 10-Q
period 2006-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2006-05-12
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	6:	Exhibits	35

Signature			36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,880	$26,684
Accounts receivable, net	286,317	251,357
Inventories	273,121	287,810
Deferred income taxes	15,860	13,069
Prepaid expenses and other current assets	51,179	50,997
Total current assets	641,357	629,917
Property, plant and equipment, net	1,448,302	1,443,460
Intangible assets, net	80,130	81,633
Goodwill	316,736	317,171
Other non-current assets	87,037	90,197
Total assets	$2,573,562	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$229,557	$177,600
Accrued expenses	216,870	176,432
Current portion of long-term debt	23,275	27,859
Total current liabilities	469,702	381,891
Long-term debt	2,543,475	2,610,481
Deferred income taxes	17,358	22,593
Other non-current liabilities	41,206	41,123
Commitments and contingent liabilities (see Note 12)	—	—
Partners’ capital (deficit):
General partners	(25,445)	(24,946)
Limited partners	(487,993)	(478,513)
Notes and interest receivable for ownership interests	(3,150)	(3,102)
Accumulated other comprehensive income	18,409	12,851
Total partners’ capital (deficit)	(498,179)	(493,710)
Total liabilities and partners’ capital (deficit)	$2,573,562	$2,562,378

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net sales	$645,007	$620,539
Cost of goods sold	576,497	542,095
Gross profit	68,510	78,444
Selling, general and administrative expenses	31,105	34,295
Impairment charges	—	1,605
Operating income	37,405	42,544
Interest expense, net	50,385	42,774
Other expense, net	37	337
Loss before income taxes and minority interest	(13,017)	(567)
Income tax (benefit) provision	(3,031)	10,426
Minority interest	—	544
Net loss	$(9,986)	$(11,537)

Net loss allocated to general partners	$(499)	$(577)
Net loss allocated to limited partners	$(9,487)	$(10,960)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating activities:
Net loss	$(9,986)	$(11,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,786	52,553
Amortization of debt issuance fees	2,636	2,597
Net loss on disposal of fixed assets	580	334
Impairment charges	—	1,605
Stock compensation expense	6	102
Minority interest	—	544
Foreign currency transaction (gain) loss	(468)	386
Interest receivable for ownership interests	(48)	(45)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(34,004)	(57,729)
Inventories	14,860	2,835
Prepaid expenses and other current assets	1,698	5,379
Other non-current assets and liabilities	(5,603)	8,787
Accounts payable and accrued expenses	86,615	34,774
Net cash provided by operating activities	107,072	40,585
Investing activities:
Cash paid for property, plant and equipment	(47,744)	(62,556)
Proceeds from sale of property, plant and equipment	371	151
Acquisition of/investment in business, net of cash acquired	(30)	(32,961)
Net cash used in investing activities	(47,403)	(95,366)
Financing activities:
Proceeds from issuance of long-term debt	133,671	268,776
Payment of long-term debt	(205,478)	(219,279)
Debt issuance fees	(31)	(435)
Net cash (used in) provided by financing activities	(71,838)	49,062
Effect of exchange rate changes	365	(839)
Decrease in cash and cash equivalents	(11,804)	(6,558)
Cash and cash equivalents at beginning of period	26,684	22,131
Cash and cash equivalents at end of period	$14,880	$15,573

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$21,940	$16,655
Cash paid for taxes	$2,696	$1,417
Non-cash investing and financing activities:
Return of purchase price related to the acquisition of O-I Plastic (see Note 10)	$—	$38,900

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

All entities and assets owned by Holdings are referred to collectively as the “Company.” Graham Packaging Company, L.P. is referred to as the “Operating Company.”

Derivatives

During 2003, the Company entered into four interest rate swap agreements (three of which matured in the first quarter of 2006) under which the Company (for the remaining swap) receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.80%, on $100.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $3.3 million and $9.7 million for the three months ended March 31, 2006 and 2005, respectively. Approximately 59% of the amount recorded within OCI as of March 31, 2006 is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $17.8 million unrealized gain recorded in accumulated OCI as of March 31, 2006.

Comprehensive Loss

Changes in fair value of derivatives designated and accounted for as cash flow hedges, additional minimum pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net loss to determine total comprehensive loss.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2005	$3,385	$(4,275)	$20,798	$19,908
Change	11,129	(1,060)	(17,126)	(7,057)

Balance at December 31, 2005	14,514	(5,335)	3,672	12,851
Change	3,291	5	2,262	5,558

Balance at March 31, 2006	$17,805	$(5,330)	$5,934	$18,409

Option Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to new awards and awards modified, repurchased or cancelled after January 1, 2006. The adoption of SFAS 123(R) has not had a significant impact on the Company’s results of operations or financial position.

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net loss for the three months ended March 31, 2006 and 2005 would have been reflected as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
As reported	$(9,986)	$(11,537)
Pro forma	(10,285)	(11,839)

There were no options granted during the three months ended March 31, 2006. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2005 was $7,748 per option. The fair value of each option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Three Months Ended March 31, 2005
Dividend yield	0%
Expected volatility	0%
Risk free interest rate	3.65%
Expected option life (in years)	4.5
Forfeiture rate	N/A

A summary of the changes in the option units outstanding under the option plans as of March 31, 2006 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,228.0	$38,861
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2006	1,228.0	38,861	5.9	$18.5

Exercisable at March 31, 2006	648.8	32,166	4.2	N/A

Inventory Cost

In November 2004, the FASB issued SFAS 151, “Inventory Costs – an amendment of APB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 and the adoption of SFAS 151 has not had a significant impact on its results of operations or financial position.

Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 on December 31, 2005 and the adoption of FIN 47 has not had a significant impact on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation, including a reclassification reducing the outflow for changes in accounts receivable and reducing the inflow for changes in prepaid expenses and other current assets by $1.7 million on the March 31, 2005 Condensed Consolidated Statement of Cash Flows and a reclassification increasing cost of goods sold and decreasing selling, general and administrative expenses by $1.1 million on the March 31, 2005 Condensed Consolidated Statement of Operations.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

2.	Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Term loans	$1,781,875	$1,785,500
Revolving Credit Facility	125,000	187,500
Foreign and other revolving credit facilities	3,241	7,472
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	29,968	31,605
Other	1,666	1,263
	2,566,750	2,638,340
Less amounts classified as current	23,275	27,859
	$2,543,475	$2,610,481

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) (see Note 10) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the B Term Loan facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. After giving effect to the April 18, 2006 Second Amendment to the Credit Agreement, the Credit Agreements consist of a senior secured term loan B to the Operating Company totaling $1,581.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the April 18, 2006 Second Amendment to the Credit Agreement, the term loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2006, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at March 31, 2006 was $115.4 million (as reduced by $9.6 million of outstanding letters of credit and before giving effect to the April 18, 2006 Second Amendment to the Credit Agreement).

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

3.	Accounts Receivable, Net

The Company had sales to one customer which exceeded 10% of total sales for the three months ended March 31, 2006 and 2005. The Company’s sales to this customer were 18.1% and 19.3% of total sales for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to this customer were made in North America.

4.	Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Finished goods	$186,512	$195,533
Raw materials and parts	86,609	92,277
	$273,121	$287,810

5.	Impairment Charges

In 2005, due to a change in the ability to utilize certain assets in the U.S., the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.6 million for the three months ended March 31, 2005.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2006 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(Amounts in thousands)
Patented technology	$23,354	$(3,334)	$20,020	9 to 13.5 years
Customer relationships	38,204	(3,326)	34,878	3.75 to 20 years
Licensing agreements	28,000	(3,818)	24,182	11 years
Non-compete agreement	1,500	(450)	1,050	5 years
Total	$91,058	$(10,928)	$80,130

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2005 were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(Amounts in thousands)
Patented technology	$23,169	$(2,822)	$20,347	9 to 13.5 years
Customer relationships	38,130	(2,787)	35,343	3.75 to 20 years
Licensing agreements	28,000	(3,182)	24,818	11 years
Non-compete agreement	1,500	(375)	1,125	5 years
Total	$90,799	$(9,166)	$81,633

Amortization expense for the three months ended March 31, 2006 and 2005 was $1.8 million and $1.7 million, respectively.

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2005	$288,158	$17,278	$11,735	$317,171
Foreign currency translation and other adjustments	(676)	180	61	(435)
Balance at March 31, 2006	$287,482	$17,458	$11,796	$316,736

8.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Accrued employee compensation and benefits	$62,251	$60,748
Accrued interest	46,174	20,281
Accrued sales allowance	27,094	18,774
Other	81,351	76,629
	$216,870	$176,432

For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated as of March 31, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 35 employees, none of which were terminated as of March 31, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2006.

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	2002/2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	Total
Reserves at December 31, 2005	$399	$472	$1,571	$3,845	$6,287
Increase in reserves	52	—	101	—	153
Cash payments	(3)	(53)	(332)	(108)	(496)
Reserves at March 31, 2006	$448	$419	$1,340	$3,737	$5,944

9.	Income Taxes

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

10.	Acquisitions

Purchase of O-I Plastic

On October 7, 2004, the Company acquired O-I Plastic. With this acquisition the Company essentially doubled in size.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

	Three Months Ended March 31,
	2006	2005
	(In millions)
As reported – net sales	$645	$621
Pro forma – net sales	645	626

As reported – net loss	(10)	(12)
Pro forma – net loss	(10)	(10)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as adjustments to depreciation and amortization expense as a result of adjustments in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

11.	Lease Commitments

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $13.6 million and $12.5 million for the three months ended March 31, 2006 and 2005, respectively.

12.	Contingencies

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

On July 9, 2002, the Company and Graham Engineering Corporation (“Graham Engineering”), an affiliated company, executed a First Amendment to the equipment sales, services and license agreement (the “Equipment Sales Agreement”) to, among other things, (i) permit the Company to purchase certain wheels from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement, as amended; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2006.

Subsequently, on January 13, 2004, the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

13.	Condensed Guarantor Data

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,010	$1	$8,869	$—	$—	$14,880
Accounts receivable, net	—	96,532	124,129	65,656	—	—	286,317
Inventories	—	93,861	133,751	45,509	—	—	273,121
Deferred income taxes	—	—	8,730	7,130	—	—	15,860
Prepaid expenses and other current assets	—	14,964	14,323	21,892	—	—	51,179
Total current assets	—	211,367	280,934	149,056	—	—	641,357
Property, plant and equipment, net	—	571,989	591,913	284,400	—	—	1,448,302
Intangible assets, net	—	4,432	71,653	4,045	—	—	80,130
Goodwill	—	9,270	236,921	70,545	—	—	316,736
Net intercompany	—	1,193,146	—	—	—	(1,193,146)	—
Investment in subsidiaries	—	407,887	295,079	—	—	(702,966)	—
Other non-current assets	—	80,272	804	5,961	—	—	87,037
Total assets	$—	$2,478,363	$1,477,304	$514,007	$—	$(1,896,112)	$2,573,562

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$96,378	$87,200	$45,979	$—	$—	$229,557
Accrued expenses	—	114,250	51,798	50,822	—	—	216,870
Current portion of long-term debt	—	19,507	—	3,768	—	—	23,275
Total current liabilities	—	230,135	138,998	100,569	—	—	469,702
Long-term debt	—	2,542,609	—	866	—	—	2,543,475
Deferred income taxes	—	—	5,212	12,146	—	—	17,358
Other non-current liabilities	—	16,708	13,774	10,724	—	—	41,206
Investment in subsidiaries	311,089	—	—	—	—	(311,089)	—
Net intercompany	187,090	—	963,750	42,306	—	(1,193,146)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(498,179)	(311,089)	355,570	347,396	—	(391,877)	(498,179)
Total liabilities and partners’ capital (deficit)	$—	$2,478,363	$1,477,304	$514,007	$—	$(1,896,112)	$2,573,562

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,307	$1	$15,376	$—	$—	$26,684
Accounts receivable, net	—	79,454	102,758	69,145	—	—	251,357
Inventories	—	93,205	145,121	49,484	—	—	287,810
Deferred income taxes	—	—	8,730	4,339	—	—	13,069
Prepaid expenses and other current assets	—	17,928	11,257	21,812	—	—	50,997
Total current assets	—	201,894	267,867	160,156	—	—	629,917
Property, plant and equipment, net	—	562,817	597,196	283,447	—	—	1,443,460
Intangible assets, net	—	4,331	73,212	4,090	—	—	81,633
Goodwill	—	9,240	236,921	71,010	—	—	317,171
Net intercompany	—	1,221,017	—	—	—	(1,221,017)	—
Investment in subsidiaries	—	413,433	296,544	—	—	(709,977)	—
Other non-current assets	—	82,306	897	6,994	—	—	90,197
Total assets	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$68,294	$49,471	$59,835	$—	$—	$177,600
Accrued expenses	—	85,270	45,876	45,286	—	—	176,432
Current portion of long-term debt	—	21,025	—	6,834	—	—	27,859
Total current liabilities	—	174,589	95,347	111,955	—	—	381,891
Long-term debt	—	2,609,618	—	863	—	—	2,610,481
Deferred income taxes	—	—	11,031	11,562	—	—	22,593
Other non-current liabilities	—	17,451	12,626	11,046	—	—	41,123
Investment in subsidiaries	306,620	—	—	—	—	(306,620)	—
Net intercompany	187,090	—	988,412	45,515	—	(1,221,017)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(493,710)	(306,620)	365,221	344,756	—	(403,357)	(493,710)
Total liabilities and partners’ capital (deficit)	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$277,507	$275,071	$111,614	$—	$(19,185)	$645,007
Cost of goods sold	—	235,617	259,794	100,271	—	(19,185)	576,497
Gross profit	—	41,890	15,277	11,343	—	—	68,510
Selling, general and administrative expenses	—	12,997	11,689	6,419	—	—	31,105
Operating income	—	28,893	3,588	4,924	—	—	37,405
Interest expense, net	—	30,826	18,211	1,348	—	—	50,385
Other (income) expense, net	—	(340)	(79)	456	—	—	37
Equity in loss of subsidiaries	9,986	8,393	2,976	—	—	(21,355)	—
(Loss) income before income taxes and minority interest	(9,986)	(9,986)	(17,520)	3,120	—	21,355	(13,017)
Income tax (benefit) provision	—	—	(5,809)	2,778	—	—	(3,031)
Net (loss) income	$(9,986)	$(9,986)	$(11,711)	$342	$—	$21,355	$(9,986)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Net sales	$—	$243,177	$275,667	$116,465	$—	$(14,770)	$620,539
Cost of goods sold	—	214,713	242,311	99,841	—	(14,770)	542,095

Gross profit	—	28,464	33,356	16,624	—	—	78,444
Selling, general and administrative expenses	—	27,572	874	5,849	—	—	34,295
Impairment charges	—	1,605	—	—	—	—	1,605
Operating (loss) income	—	(713)	32,482	10,775	—	—	42,544
Interest expense, net	—	27,027	14,849	898	—	—	42,774
Other expense, net	—	71	53	213	—	—	337
Equity in loss (earnings) of subsidiaries	11,537	(16,322)	(3,484)	—	—	8,269	—

(Loss) income before income taxes and minority interest	(11,537)	(11,489)	21,064	9,664	—	(8,269)	(567)
Income tax provision	—	48	6,858	3,520	—	—	10,426
Minority interest	—	—	—	544	—	—	544

Net (loss) income	$(11,537)	$(11,537)	$14,206	$5,600	$—	$(8,269)	$(11,537)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$89,192	$15,267	$2,613	$—	$—	$107,072

Investing activities:
Net cash paid for property, plant and equipment	—	(25,901)	(15,267)	(6,205)	—	—	(47,373)
Acquisition of/investment in a business, net of cash acquired	—	(30)	—	—	—	—	(30)
Net cash used in investing activities	—	(25,931)	(15,267)	(6,205)	—	—	(47,403)

Financing activities:
Proceeds from issuance of long-term debt	—	125,914	—	7,757	—	—	133,671
Payment of long-term debt	—	(194,441)	—	(11,037)	—	—	(205,478)
Debt issuance fees	—	(31)	—	—	—	—	(31)
Net cash used in financing activities	—	(68,558)	—	(3,280)	—	—	(71,838)

Effect of exchange rate changes	—	—	—	365	—	—	365
Decrease in cash and cash equivalents	—	(5,297)	—	(6,507)	—	—	(11,804)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$6,010	$1	$8,869	$—	$—	$14,880

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands)

	Graham Packaging Holdings Company		Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$		$21,602	$16,356	$2,627	$—	$—	$40,585

Investing activities:
Net cash paid for property, plant and equipment		—	(38,669)	(16,345)	(7,391)	—	—	(62,405)
Acquisitions of/investments in businesses, net of cash acquired		—	(30,813)	(10)	(2,138)	—	—	(32,961)
Net cash used in investing activities		—	(69,482)	(16,355)	(9,529)	—	—	(95,366)

Financing activities:
Proceeds from issuance of long-term debt		—	253,680	—	15,096	—	—	268,776
Payment of long-term debt		—	(204,443)	—	(14,836)	—	—	(219,279)
Debt issuance fees		—	(435)	—	—	—	—	(435)
Net cash provided by financing activities		—	48,802	—	260	—	—	49,062

Effect of exchange rate changes		—	—	—	(839)	—	—	(839)
Increase (decrease) in cash and cash equivalents		—	922	1	(7,481)	—	—	(6,558)
Cash and cash equivalents at beginning of period		—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period		$—	$2,002	$1	$13,570	$—	$—	$15,573

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(9,986)	$(11,537)
Changes in fair value of derivatives	3,291	9,744
Additional minimum pension liability	5	7
Cumulative translation adjustment	2,262	(9,578)
Comprehensive loss	$(4,428)	$(11,364)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2006 and 2005, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
			(In thousands)
Net sales (b) (c)	2006	$571,941	$57,954	$15,112	$—	$645,007
	2005	538,687	66,557	15,295	—	620,539

Operating income	2006	31,718	4,560	1,127	—	37,405
	2005	35,864	4,677	2,003	—	42,544

Depreciation and	2006	47,410	4,892	1,120	—	53,422
amortization (d)	2005	49,374	4,938	838	—	55,150

Impairment charges	2006	—	—	—	—	—
	2005	1,605	—	—	—	1,605

Interest expense, net (d)	2006	49,464	697	224	—	50,385
	2005	42,056	496	222	—	42,774

Income tax (benefit) provision	2006	(5,292)	1,979	282	—	(3,031)
	2005	8,191	1,862	373	—	10,426

Identifiable assets (b)(c)	As of March 31, 2006	2,647,120	304,800	69,629	(447,987)	2,573,562
	As of December 31, 2005	2,638,141	298,318	68,131	(442,212)	2,562,378

Goodwill	As of March 31, 2006	287,482	17,458	11,796	—	316,736
	As of December 31, 2005	288,158	17,278	11,735	—	317,171

Net cash paid for property, plant and equipment, excluding acquisitions	2006	41,545	3,225	2,607	(4)	47,373
	2005	56,342	4,703	1,360	—	62,405

(a)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(b)

The Company’s net sales for Europe include sales in France which totaled approximately $13.0 million and $20.1 million for the three months ended March 31, 2006 and 2005, respectively. Identifiable assets in France totaled approximately $115.4 million and $114.1 million as of March 31, 2006 and December 31, 2005, respectively.

(c)

The Company’s net sales for North America include sales in Mexico which totaled approximately $32.5 million and $29.9 million for the three months ended March 31, 2006 and 2005, respectively. Identifiable assets in Mexico totaled approximately $158.4 million and $165.5 million as of March 31, 2006 and December 31, 2005, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

(d)	Includes amortization of debt issuance fees.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Food and Beverage	$366,409	$352,611
Household	132,116	124,127
Automotive Lubricants	71,778	68,471
Personal Care/Specialty	74,704	75,330
Total Net Sales	$645,007	$620,539

16.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,597	$2,527
Interest cost	1,061	891
Expected return on plan assets	(994)	(852)
Net amortization and deferral	285	438
Net periodic pension cost	$2,949	$3,004

The decrease in net periodic pension cost in the first three months of 2006 was primarily attributable to lower net amortization and deferral in 2006 and higher expected returns on plan assets as a result of increased pension contributions in 2005, partially offset by higher interest costs in 2006 as a result of a reduction in the discount rate.

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $9.8 million to its pension plans in 2006. As of March 31, 2006, $0.2 million of contributions to its pension plans has been made.

The Company recognized $0.9 million of expense for the Company’s 401(k) plans in the first three months of 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors” in Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

The Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of March 2006, operated 87 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Over the past few years, the Company has experienced an overall mix shift toward smaller containers, since much of the growth in this area has been in the sale of smaller sized containers. Based on research prepared by Packaging Strategies and internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapid growth of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 1999 through March 31, 2006, the Company has invested over $1,380.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category. For the last twelve months ended March 31, 2006, the Company’s sales of containers for the food and beverage product category grew to $1,445.4 million from $333.4 million in 1999.

The Company’s household container product category is a product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now tends to follow GDP growth as liquids have gained a predominant share of these products. The Company’s strongest position is in fabric care, where the Company is a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which could affect the growth in this product category. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

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

The Company’s personal care/specialty product category is a product category that grows, in general, with GDP and is driven by new product launch and relaunch cycles. Based on the volume of its sales to many major suppliers of personal care/specialty products, management believes the Company is among the leading suppliers in this product category which includes products for the hair care, skin care, oral care and specialty markets. Management believes that the Company’s leading supply position results from its commitment to and reputation in new product development and flexible manufacturing processes and operations.

As of March 31, 2006, the Company operated 30 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey.

For the three months ended March 31, 2006, 74.4% of the Company’s net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with which the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer which exceeded 10% of total sales for the three months ended March 31, 2006 and 2005. The Company’s sales to this customer were 18.1% and 19.3% of total sales for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to this customer were made in North America.

Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during the three months ended March 2006 and 2005:

	Three Months
	Ended March
	2006	2005
PET	$0.72	$0.77
HDPE	$0.73	$0.63

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2006		2005
	(Dollars in millions)
North America	$571.9	88.7%	$538.7	86.8%
Europe	58.0	9.0	66.5	10.7
South America	15.1	2.3	15.3	2.5
Total Net Sales	$645.0	100.0%	$620.5	100.0%

	Three Months Ended March 31,
	2006		2005
	(Dollars in millions)
Food and Beverage	$366.4	56.8%	$352.6	56.8%
Household	132.1	20.5	124.1	20.0
Automotive Lubricants	71.8	11.1	68.5	11.0
Personal Care/Specialty	74.7	11.6	75.3	12.2
Total Net Sales	$645.0	100.0%	$620.5	100.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 increased $24.5 million, or 3.9%, to $645.0 million from $620.5 million for the three months ended March 31, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and currency exchange rates. Container units sold increased 3.8%. On a geographic basis, sales for the three months ended March 31, 2006 in North America increased $33.2 million, or 6.2%, from the three months ended March 31, 2005, primarily due to an increase in resin pricing and higher container units sold of 4.2%, net of changes in mix. North American sales in the food and beverage product category, the household product category and the automotive lubricants product category contributed $19.3 million, $13.4 million and $3.8 million, respectively, to the increase, while the personal care/specialty product category decreased $3.3 million. Container units sold in North America increased in the food and beverage product category by 10.7% and decreased in the household, automotive lubricants and personal care/specialty product categories by 8.5%, 2.7% and 9.2%, respectively. Sales for the three months ended March 31, 2006 in Europe decreased $8.5 million, or 12.8%, compared to sales for the three months ended March 31, 2005. The decrease in sales was primarily due to unfavorable exchange rate changes of $4.3 million and an overall mix shift to smaller containers. Container units sold in Europe increased 0.2% compared to the same period last year. Sales in South America for the three months ended March 31, 2006 decreased $0.2 million, or 1.3%, from the three months ended March 31, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers, partially offset by favorable exchange rate changes of $1.5 million.

Gross Profit. Gross profit for the three months ended March 31, 2006 decreased $9.9 million to $68.5 million from $78.4 million for the three months ended March 31, 2005. Gross profit for the three months ended March 31, 2006 decreased $9.0 million, $0.2 million and $0.7 million in North America, Europe and South America, respectively, when compared to the three months ended March 31, 2005. The positive impact on gross profit of added volume was more than offset by a loss of approximately $5.5 million due to the inability to recover all costs related to extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also negatively impacted by a net increase of $6.5 million in non-recurring charges, which included expenses related to the acquisition of O-I Plastic, expenses incurred in 2006 related to the hurricanes in the United States in the second half of 2005 and restructuring and other non-recurring expenses, a net increase in project costs of $2.1 million and an unfavorable impact from changes in foreign currency exchange rates of $0.5 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $3.2 million to $31.1 million from $34.3 million for the three months ended March 31, 2005. The decrease was primarily due to a decrease in non-recurring charges, partially offset by increases in North America in compensation-related expenses, legal expenses and recruitment expenses. The non-recurring charges were $1.2 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 4.8% of sales for the three months ended March 31, 2006 from 5.5% of sales for the three months ended March 31, 2005.

Impairment Charges. There were no impairment charges for the three months ended March 31, 2006 as compared to $1.6 million for the three months ended March 31, 2005. In 2005, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying values of these long-lived assets to their estimated fair values in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.6 million for the three months ended March 31, 2005.

Interest Expense, Net. Interest expense, net increased $7.6 million to $50.4 million for the three months ended March 31, 2006 from $42.8 million for the three months ended March 31, 2005. The increase was primarily related to an increase in interest rates (average 90-day LIBOR increased from 2.84% for the first quarter of 2005 to 4.76% for the first quarter of 2006) and average debt levels for the three months ended March 31, 2006.

Other Expense, Net. Other expense, net was $0.0 million for the three months ended March 31, 2006 as compared to other expense, net of $0.3 million for the three months ended March 31, 2005, primarily due to lower foreign exchange losses.

Income Tax (Benefit) Provision. Income tax benefit was $3.0 million for the three months ended March 31, 2006 as compared to income tax provision of $10.4 million for the three months ended March 31, 2005. The change of $13.4 million was primarily related to decreased taxable earnings in North America.

Minority Interest. There was no minority interest for the three months ended March 31, 2006 as compared to $0.5 million for the three months ended March 31, 2005 due to the buyout on May 9, 2005 of the minority interest in the Company’s joint venture in Mexico.

Net Loss. Primarily as a result of factors discussed above, net loss was $10.0 million for the three months ended March 31, 2006 compared to net loss of $11.5 million for the three months ended March 31, 2005.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $2.3 million for the three months ended March 31, 2006 and decreased comprehensive income by $9.6 million for the three months ended March 31, 2005.

Derivatives

During 2003, the Company entered into four interest rate swap agreements (three of which matured in the first quarter of 2006) under which the Company (for the remaining swap) receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.80%, on $100.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $3.3 million and $9.7 million for the three months ended March 31, 2006 and 2005, respectively. Approximately 59% of the amount recorded within OCI as of March 31, 2006 is expected to be recognized in interest expense in the next twelve months. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $17.8 million unrealized gain recorded in accumulated OCI as of March 31, 2006.

Liquidity and Capital Resources

In the three months ended March 31, 2006, the Company funded, through its operating activities, $47.4 million of investing activities and $71.8 million of financing activities. Included in the Company’s operating activities was an increase in accounts payable of $52.0 million from December 31, 2005 to March 31, 2006, primarily due to changes in payment terms with certain suppliers and a normal seasonal increase experienced during the first quarter of each year.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I (“CapCo I”) and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the B Term Loan facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. After giving effect to the April 18, 2006 Second Amendment to the Credit Agreement, the Credit Agreements consist of a senior secured term loan B to the Operating Company totaling $1,581.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at March 31, 2006 was $115.4 million (as reduced by $9.6 million of outstanding letters of credit and before giving effect to the April 18, 2006 Second Amendment to the Credit Agreement). After giving effect to the April 18, 2006 Second Amendment to the Credit Agreement, the term loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of March 31, 2006, the Company was in compliance with all covenants.

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

At March 31, 2006, the Company’s total indebtedness was $2,566.7 million.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreements that are tied to ratios based on covenant compliance EBITDA could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of March 31, 2006, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements and the Company currently anticipates being able to comply with such financial ratios and tests for the foreseeable future, however, the Company can not give any assurance this will occur.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended March 31, 2006
(In millions)
Net loss	$(51.1)
Interest income	(0.7)
Interest expense	192.6
Income tax provision	1.0
Depreciation and amortization	199.3

EBITDA	$341.1

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended March 31, 2006
(In millions)
EBITDA	$341.1
Minority interest	0.2
Impairment charges	5.7
Other non-cash charges	13.8
Fees related to monitoring agreements(a)	5.0
Non-recurring items(b)	62.4
Pro forma adjustments (c)	29.1

Covenant compliance EBITDA	$457.3

(a)	Represents annual fees paid to Blackstone and a limited partner of Holdings under monitoring agreements.
(b)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Four Quarters Ended March 31, 2006
(In millions)
Reorganization and transaction related costs(i)	$39.4
Project startup costs(ii)	23.0
$62.4

(i)	Represents non-recurring costs related to the acquisition of O-I Plastic, global reorganization costs and other costs.
(ii)	Represents non-recurring costs associated with project startups.

(c)	The Company is required to adjust EBITDA for synergy cost savings, as defined in the Credit Agreement, and the pro forma impact of acquisitions.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and increasing in increments of .05 to 2.20x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x and decreasing in increments of .25 to 5.00x in 2010, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and increasing in increments of .05 to 1.95x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x and decreasing in increments of .25 to 5.60x in 2010, in each case for the most recent four quarter period. For the four quarters ended March 31, 2006, the Operating Company’s covenant compliance EBITDA was $457.3 million, which includes $29.1 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.42x and 5.58x, respectively, for the four quarters ended March 31, 2006. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

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

Cash paid for property, plant and equipment, net of proceeds on sales of property, plant and equipment and excluding acquisitions, for the three months ended March 31, 2006 was $47.4 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $55.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2006, the Company expects to incur approximately $220.0 million of capital investments. However, total capital investments will depend on the size and timing of growth related opportunities. 2006 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

On July 9, 2002, the Company and Graham Engineering Corporation (“Graham Engineering”), an affiliated company, executed a First Amendment to the equipment sales, services and license agreement (the “Equipment Sales Agreement”) to, among other things, (i) permit the Company to purchase certain wheels from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement, as amended; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2006.

Subsequently, on January 13, 2004, the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

The Equipments Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

Off-Balance Sheet Arrangements

Other than operating leases, as of March 31, 2006, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of March 31, 2006 for financial instruments that have experienced material changes in fair value since December 31, 2005.

	Expected Maturity Date of Interest Rate Swap Agreements at March 31, 2006							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	March 31, 2006
			(Dollars in thousands)				(1)
Derivatives matched against liabilities
Pay fixed swaps	$100,000	$650,000	$275,000	$—	—	—	—	$17,805
Pay rate	2.80%	3.98%	4.11%	—	—	—	—
Receive rate	5.05%	5.12%	5.01%	—	—	—	—

(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation and a material weakness in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures to be ineffective as of March 31, 2006. The Company’s principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company identified a material weakness in its internal controls related to its income tax accounting. The Company’s tax structure is complex with significant tax jurisdictions located outside of the United States and the acquisition of O-I Plastic added to the complexity of the tax structure, involved significant issues with regard to purchase accounting and the income tax implications of purchase accounting and significantly added to the Company’s operations in Mexico. The Company has insufficient, qualified resources to determine that income tax accounting complies with generally accepted accounting principles, particularly as it relates to the tax accounting for the O-I Plastic acquisition and the tax accounting for its Mexican operations. This deficiency in the design and operation of internal controls could result in misstatements in the reported amount of deferred income tax balances and in the required disclosures of income tax amounts.

In response to the above determination, the Company is examining the issue and plans to implement certain remedies, including, among other items, the deployment of greater resources in the area of international income tax accounting and the potential hiring of a qualified individual to oversee international income tax accounting. During the first quarter of 2006 the Company added two tax professionals to its staff in Mexico. The Company subjected the first quarter Mexico tax provision to rigorous senior accounting management review to ensure accuracy of the provision and allow these professionals adequate time to fully assume the tax accounting responsibility in Mexico. Additionally, the Company is recruiting a manager of international tax to oversee its international income tax accounting.

At this time, the Company is not required to issue an internal control report, or receive an attestation to its internal control report from its independent registered public accounting firm. Beginning with the Company’s December 31, 2007 Form 10-K, the Company will be subject to this requirement.

	(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures during the period covered under this report, except as disclosed in Item 4(a) above.

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

Dated: May 12, 2006

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	BCP/Graham Holdings LLC,
its General Partner

By:	/s/ John E. Hamilton
John E. Hamilton
Chief Financial Officer
(chief accounting officer and duly authorized officer)