Form 10-Q
period 2006-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2006-08-11
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________________ to _______________________

Commission file number: 333-53603-03

                GRAHAM PACKAGING HOLDINGS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2553000
(State or other jurisdication of incorporation or organization)	(I.R.S. Employer Identificaton No.)

2401 Pleasant Valley Road York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

(717) 849-8500
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	1A:	Risk Factors	38

Item	6:	Exhibits	38

Signature			39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,417	$26,684
Accounts receivable, net	279,191	251,357
Inventories	239,908	287,810
Deferred income taxes	16,310	13,069
Prepaid expenses and other current assets	56,733	50,997
Total current assets	606,559	629,917
Property, plant and equipment, net	1,445,627	1,443,460
Intangible assets, net	81,659	81,633
Goodwill	315,522	317,171
Other non-current assets	82,207	90,197
Total assets	$2,531,574	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$202,051	$177,600
Accrued expenses	207,073	176,432
Current portion of long-term debt	29,400	27,859
Total current liabilities	438,524	381,891
Long-term debt	2,533,364	2,610,481
Deferred income taxes	22,418	22,593
Other non-current liabilities	44,562	41,123
Commitments and contingent liabilities (see Note 12)	—	—
Partners’ capital (deficit):
General partners	(26,209)	(24,946)
Limited partners	(502,362)	(478,513)
Notes and interest receivable for ownership interests	(3,198)	(3,102)
Accumulated other comprehensive income	24,475	12,851
Total partners’ capital (deficit)	(507,294)	(493,710)
Total liabilities and partners’ capital (deficit)	$2,531,574	$2,562,378

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$653,282	$644,732	$1,298,289	$1,265,270
Cost of goods sold	569,886	566,402	1,146,383	1,108,495
Gross profit	83,396	78,330	151,906	156,775
Selling, general and administrative expenses	33,205	32,065	64,311	66,360
Impairment charges	1,112	—	1,112	1,605
Operating income	49,079	46,265	86,483	88,810
Interest expense, net	54,025	43,456	104,410	86,230
Other expense, net	51	129	88	466
(Loss) income before income taxes and minority interest	(4,997)	2,680	(18,015)	2,114
Income tax provision (benefit)	10,269	(1,652)	7,237	8,774
Minority interest	—	184	—	728
Net (loss) income	$(15,266)	$4,148	$(25,252)	$(7,388)

Net (loss) income allocated to general partners	$(763)	$207	$(1,263)	$(369)
Net (loss) income allocated to limited partners	$(14,503)	$3,941	$(23,989)	$(7,019)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating activities:
Net loss	$(25,252)	$(7,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,711	106,444
Amortization of debt issuance fees	7,302	5,193
Net loss on disposal of fixed assets	1,094	119
Impairment charges	1,112	1,605
Stock compensation expense	140	131
Minority interest	—	728
Foreign currency transaction (gain) loss	(1,067)	589
Interest receivable for ownership interests	(96)	(91)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(26,286)	(62,843)
Inventories	48,549	11,919
Prepaid expenses and other current assets	(4,309)	3,461
Other non-current assets	(535)	(783)
Other non-current liabilities	2,146	3,371
Accounts payable and accrued expenses	49,150	358
Net cash provided by operating activities	152,659	62,813
Investing activities:
Cash paid for property, plant and equipment	(93,771)	(135,686)
Proceeds from sale of property, plant and equipment	5,096	439
Acquisitions of/investments in businesses, net of cash acquired	(197)	(17,478)
Net cash used in investing activities	(88,872)	(152,725)
Financing activities:
Proceeds from issuance of long-term debt	447,726	577,618
Payment of long-term debt	(523,628)	(492,323)
Debt issuance fees	(1,000)	(809)
Net cash (used in) provided by financing activities	(76,902)	84,486
Effect of exchange rate changes	848	(1,466)
Decrease in cash and cash equivalents	(12,267)	(6,892)
Cash and cash equivalents at beginning of period	26,684	22,131
Cash and cash equivalents at end of period	$14,417	$15,239

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$84,639	$72,060
Cash paid for taxes	8,967	3,152
Non-cash investing and financing activities:
Capital leases	—	9,217

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact of the adoption of FIN 48 on its results of operations and financial position.

Derivatives

During 2003, the Company entered into four interest rate swap agreements (three of which matured in the first quarter of 2006) under which the Company (for the remaining swap) receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.80%, on $100.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $5.4 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $19.9 million unrealized gain recorded in accumulated OCI as of June 30, 2006. Approximately 68% of the amount recorded within OCI as of June 30, 2006 is expected to be recognized in interest expense in the next twelve months.

Comprehensive Loss

Changes in fair value of derivatives designated and accounted for as cash flow hedges, additional minimum pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net (loss) income to determine total comprehensive loss.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2005	$3,385	$(4,275)	$20,798	$19,908
Change	11,129	(1,060)	(17,126)	(7,057)

Balance at December 31, 2005	14,514	(5,335)	3,672	12,851
Change	5,413	(73)	6,284	11,624

Balance at June 30, 2006	$19,927	$(5,408)	$9,956	$24,475

Option Plans

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to new awards and awards modified, repurchased or cancelled after January 1, 2006. The adoption of SFAS 123(R) has not had a significant impact on the Company’s results of operations or financial position.

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net (loss) income for the three and six months ended June 30, 2006 and 2005 would have been reflected as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
As reported	$(15,266)	$4,148	$(25,252)	$(7,388)
Pro forma	(15,493)	3,831	(25,779)	(8,007)

There were no options granted during the six months ended June 30, 2006. The weighted average fair value at date of grant for options granted during the six months ended June 30, 2005 was $7,748 per option. The fair value of each option is estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Six Months Ended June 30, 2005
Dividend yield	0%
Expected volatility	0%
Risk free interest rate	3.65%
Expected option life (in years)	4.5
Forfeiture rate	N/A

A summary of the changes in the option units outstanding under the option plans as of June 30, 2006 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,228.0	$38,861
Granted	—	—
Exercised	—	—
Forfeited	(12.5)	51,579
Outstanding at June 30, 2006	1,215.5	38,729	5.7	$17.0

Exercisable at June 30, 2006	670.8	32,274	4.0	N/A

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

Retirement Obligations

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 on December 31, 2005 and the adoption of FIN 47 has not had a significant impact on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation, including a reclassification to reflect as separate components of cash provided by operating activities, other non-current assets and other non-current liabilities, which were previously aggregated; accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities.

2.	Debt Arrangements

Long-term debt consisted of the following:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	June 30, 2006	December 31, 2005
	(In thousands)
Term loans	$1,827,870	$1,785,500
Revolving Credit Facility	75,000	187,500
Foreign and other revolving credit facilities	4,999	7,472
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	28,312	31,605
Other	1,583	1,263
	2,562,764	2,638,340
Less amounts classified as current	29,400	27,859
	$2,533,364	$2,610,481

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. The Credit Agreements consist of a senior secured Term Loan B to the Operating Company totaling $1,577.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the Revolving Credit Facility. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2006, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at June 30, 2006 was $165.6 million (as reduced by $9.4 million of outstanding letters of credit).

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreements.

The acquisition of O-I Plastic and the related refinancing of the indebtedness of the Company also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”) (see Note 13). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

3.	Accounts Receivable, Net

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2006 and 2005. The Company’s sales to this customer were 18.3% and 19.2% of total sales for the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

4.	Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Finished goods	$170,627	$195,533
Raw materials and parts	69,281	92,277
	$239,908	$287,810

5.	Impairment Charges

Due to changes in the ability to utilize certain assets in the United States in 2006 and 2005, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million for the three months ended June 30, 2006 and $1.1 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2006 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(Dollar amounts in thousands)
Patented technology	$23,635	$(3,897)	$19,738	9 to 13.5 years
Customer relationships	41,597	(4,223)	37,374	3.75 to 20 years
Licensing agreements	28,000	(4,454)	23,546	11 years
Non-compete agreements	1,542	(541)	1,001	3 to 5 years
Total	$94,774	$(13,115)	$81,659

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2005 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(Dollar amounts in thousands)
Patented technology	$23,169	$(2,822)	$20,347	9 to 13.5 years
Customer relationships	38,130	(2,787)	35,343	3.75 to 20 years
Licensing agreements	28,000	(3,182)	24,818	11 years
Non-compete agreement	1,500	(375)	1,125	5 years
Total	$90,799	$(9,166)	$81,633

Amortization expense for the six months ended June 30, 2006 and 2005 was $3.9 million and $3.3 million, respectively.

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2005	$288,158	$17,278	$11,735	$317,171
Foreign currency translation adjustments	(2,342)	743	64	(1,535)
Other adjustments	(114)	—	—	(114)
Balance at June 30, 2006	$285,702	$18,021	$11,799	$315,522

8.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Accrued employee compensation and benefits	$58,650	$60,748
Accrued interest	32,921	20,281
Accrued sales allowance	22,691	18,774
Other	92,811	76,629
	$207,073	$176,432

For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated as of June 30, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 35 employees, 23 of which were terminated as of June 30, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2006. Additional termination benefits were incurred in 2002 and 2003 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

	2002/2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	Total
Reserves at December 31, 2005	$399	$472	$1,571	$3,845	$6,287
Increase in reserves	78	—	101	—	179
Cash payments	(3)	(111)	(667)	(1,105)	(1,886)
Reserves at June 30, 2006	$474	$361	$1,005	$2,740	$4,580

9.	Income Taxes

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

10.	Acquisitions

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

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
As reported – net sales	$653	$645	$1,298	$1,265
Pro forma – net sales	653	645	1,298	1,271

As reported – net (loss) income	(15)	4	(25)	(7)
Pro forma – net (loss) income	(15)	4	(25)	(6)

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

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases amounted to $14.1 million and $27.7 million for the three and six months ended June 30, 2006, respectively, and $11.8 million and $24.3 million for the three and six months ended June 30, 2005, respectively.

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

On July 9, 2002, the Company and Graham Engineering Corporation (“Graham Engineering”), an affiliated company, executed a First Amendment to the equipment sales, services and license agreement (the “Equipment Sales Agreement”) to, among other things, (i) permit the Company to purchase certain extrusion blow molding wheel systems from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2006.

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

On October 7, 2004, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.5% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. The notes were issued under Indentures issued on October 7, 2004. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, the Operating Company, guarantor domestic subsidiaries of the Operating Company, non-guarantor subsidiaries and CapCo I.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,568	$1	$9,848	$—	$—	$14,417
Accounts receivable, net	—	91,289	119,710	68,192	—	—	279,191
Inventories	—	86,476	113,213	40,219	—	—	239,908
Deferred income taxes	—	—	8,730	7,580	—	—	16,310
Prepaid expenses and other current assets	—	26,926	6,810	22,997	—	—	56,733
Total current assets	—	209,259	248,464	148,836	—	—	606,559
Property, plant and equipment, net	—	572,598	588,279	284,750	—	—	1,445,627
Intangible assets, net	—	4,568	70,096	6,995	—	—	81,659
Goodwill	—	9,315	236,921	69,286	—	—	315,522
Net intercompany	—	1,131,763	—	—	—	(1,131,763)	—
Investment in subsidiaries	—	401,568	293,484	—	—	(695,052)	—
Other non-current assets	—	74,800	710	6,697	—	—	82,207
Total assets	$—	$2,403,871	$1,437,954	$516,564	$—	$(1,826,815)	$2,531,574

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$45,795	$112,748	$43,508	$—	$—	$202,051
Accrued expenses	—	103,156	52,123	51,794	—	—	207,073
Current portion of long-term debt	—	26,070	—	3,330	—	—	29,400
Total current liabilities	—	175,021	164,871	98,632	—	—	438,524
Long-term debt	—	2,532,709	—	655	—	—	2,533,364
Deferred income taxes	—	—	9,880	12,538	—	—	22,418
Other non-current liabilities	—	16,345	16,790	11,427	—	—	44,562
Investment in subsidiaries	320,204		—		—	(320,204)	—
Net intercompany	187,090	—	902,112	42,561	—	(1,131,763)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(507,294)	(320,204)	344,301	350,751	—	(374,848)	(507,294)
Total liabilities and partners’ capital (deficit)	$—	$2,403,871	$1,437,954	$516,564	$—	$(1,826,815)	$2,531,574

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,307	$1	$15,376	$—	$—	$26,684
Accounts receivable, net	—	79,454	102,758	69,145	—	—	251,357
Inventories	—	93,205	145,121	49,484	—	—	287,810
Deferred income taxes	—	—	8,730	4,339	—	—	13,069
Prepaid expenses and other current assets	—	17,928	11,257	21,812	—	—	50,997
Total current assets	—	201,894	267,867	160,156	—	—	629,917
Property, plant and equipment, net	—	562,817	597,196	283,447	—	—	1,443,460
Intangible assets, net	—	4,331	73,212	4,090	—	—	81,633
Goodwill	—	9,240	236,921	71,010	—	—	317,171
Net intercompany	—	1,221,017	—	—	—	(1,221,017)	—
Investment in subsidiaries	—	413,433	296,544	—	—	(709,977)	—
Other non-current assets	—	82,306	897	6,994	—	—	90,197
Total assets	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$68,294	$49,471	$59,835	$—	$—	$177,600
Accrued expenses	—	85,270	45,876	45,286	—	—	176,432
Current portion of long-term debt	—	21,025	—	6,834	—	—	27,859
Total current liabilities	—	174,589	95,347	111,955	—	—	381,891
Long-term debt	—	2,609,618	—	863	—	—	2,610,481
Deferred income taxes	—	—	11,031	11,562	—	—	22,593
Other non-current liabilities	—	17,451	12,626	11,046	—	—	41,123
Investment in subsidiaries	306,620	—	—	—	—	(306,620)	—
Net intercompany	187,090	—	988,412	45,515	—	(1,221,017)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(493,710)	(306,620)	365,221	344,756	—	(403,357)	(493,710)
Total liabilities and partners’ capital (deficit)	$—	$2,495,038	$1,472,637	$525,697	$—	$(1,930,994)	$2,562,378

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$277,596	$281,163	$116,162	$—	$(21,639)	$653,282
Cost of goods sold	—	233,700	254,624	103,201	—	(21,639)	569,886
Gross profit	—	43,896	26,539	12,961	—	—	83,396
Selling, general and administrative expenses		11,960	14,437	6,808		—	33,205
Impairment charges	—	1,112	—	—	—	—	1,112
Operating income	—	30,824	12,102	6,153	—	—	49,079
Interest expense, net	—	33,564	19,113	1,348	—	—	54,025
Other (income) expense, net	—	(548)	(478)	1,077	—	—	51
Equity in loss of subsidiaries	15,266	11,571	2,412	—	—	(29,249)	—
(Loss) income before income taxes and minority interest	(15,266)	(13,763)	(8,945)	3,728	—	29,249	(4,997)
Income tax provision	—	1,503	4,679	4,087	—	—	10,269
Net (loss) income	$(15,266)	$(15,266)	$(13,624)	$(359)	$—	$29,249	$(15,266)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$555,103	$556,232	$227,778	$—	$(40,824)	$1,298,289
Cost of goods sold	—	469,317	514,417	203,473	—	(40,824)	1,146,383
Gross profit	—	85,786	41,815	24,305	—	—	151,906
Selling, general and administrative expenses		24,957	26,126	13,228	—	—	64,311
Impairment charges	—	1,112	—	—	—	—	1,112
Operating income	—	59,717	15,689	11,077	—	—	86,483
Interest expense, net	—	64,390	37,327	2,693	—	—	104,410
Other (income) expense, net	—	(888)	(558)	1,534	—	—	88
Equity in loss of subsidiaries	25,252	19,964	5,385	—	—	(50,601)	—
(Loss) income before income taxes and minority interest	(25,252)	(23,749)	(26,465)	6,850	—	50,601	(18,015)
Income tax provision (benefit)	—	1,503	(1,131)	6,865	—	—	7,237
Net (loss) income	$(25,252)	$(25,252)	$(25,334)	$(15)	$—	$50,601	$(25,252)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$255,011	$289,360	$118,325	$—	$(17,964)	$644,732
Cost of goods sold	—	220,979	262,263	101,124	—	(17,964)	566,402

Gross profit	—	34,032	27,097	17,201	—	—	78,330
Selling, general and administrative expenses	1	(264)	26,414	5,914	—	—	32,065
Operating (loss) income	(1)	34,296	683	11,287	—	—	46,265
Interest expense, net	—	26,557	15,965	934	—	—	43,456
Other (income) expense, net	—	(1,979)	(837)	(80)	—	3,025	129
Equity in (earnings) loss of subsidiaries	(4,149)	5,206	(3,701)	—	—	2,644	—

Income (loss) before income taxes and minority interest	4,148	4,512	(10,744)	10,433	—	(5,669)	2,680
Income tax provision (benefit)	—	363	(5,878)	3,863	—	—	(1,652)
Minority interest	—	—	—	184	—	—	184

Net income (loss)	$4,148	$4,149	$(4,866)	$6,386	$—	$(5,669)	$4,148

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$498,188	$565,026	$234,789	$—	$(32,733)	$1,265,270
Cost of goods sold	—	435,693	504,572	200,963	—	(32,733)	1,108,495

Gross profit	—	62,495	60,454	33,826	—	—	156,775
Selling, general and administrative expenses	1	27,308	27,288	11,763	—	—	66,360
Impairment charges	—	1,605	—	—	—	—	1,605
Operating (loss) income	(1)	33,582	33,166	22,063	—	—	88,810
Interest expense, net	—	53,583	30,813	1,834	—	—	86,230
Other (income) expense, net	—	(1,907)	(784)	132	—	3,025	466
Equity in loss (earnings) of subsidiaries	7,387	(11,118)	(7,184)	—	—	10,915	—

(Loss) income before income taxes and minority interest	(7,388)	(6,976)	10,321	20,097	—	(13,940)	2,114
Income tax provision	—	411	981	7,382	—	—	8,774
Minority interest	—	—	—	728	—	—	728

Net (loss) income	$(7,388)	$(7,387)	$9,340	$11,987	$—	$(13,940)	$(7,388)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$116,341	$26,470	$9,848	$—	$—	$152,659

Investing activities:
Net cash paid for property, plant and equipment	—	(50,022)	(26,470)	(12,183)	—	—	(88,675)
Acquisition of/investment in a business, net of cash acquired	—	(195)	—	(2)	—	—	(197)
Net cash used in investing activities	—	(50,217)	(26,470)	(12,185)	—	—	(88,872)

Financing activities:
Proceeds from issuance of long-term debt	—	428,720	—	19,006	—	—	447,726
Payment of long-term debt	—	(500,583)	—	(23,045)	—	—	(523,628)
Debt issuance fees	—	(1,000)	—	—	—	—	(1,000)
Net cash used in financing activities	—	(72,863)	—	(4,039)	—	—	(76,902)

Effect of exchange rate changes	—	—	—	848	—	—	848
Decrease in cash and cash equivalents	—	(6,739)	—	(5,528)	—	—	(12,267)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$4,568	$1	$9,848	$—	$—	$14,417

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$1,276	$49,448	$12,089	$—	$—	$62,813

Investing activities:
Net cash paid for property, plant and equipment	—	(68,922)	(49,437)	(16,888)	—	—	(135,247)
Acquisitions of/investments in businesses, net of cash acquired	—	(15,330)	(10)	(2,138)	—	—	(17,478)
Net cash used in investing activities	—	(84,252)	(49,447)	(19,026)	—	—	(152,725)

Financing activities:
Proceeds from issuance of long-term debt	—	550,406	—	27,212	—	—	577,618
Payment of long-term debt	—	(465,201)	—	(27,122)	—	—	(492,323)
Debt issuance fees	—	(809)	—	—	—	—	(809)
Net cash provided by financing activities	—	84,396	—	90	—	—	84,486

Effect of exchange rate changes	—	—	—	(1,466)	—	—	(1,466)
Increase (decrease) in cash and cash equivalents	—	1,420	1	(8,313)	—	—	(6,892)
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$2,500	$1	$12,738	$—	$—	$15,239

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net (loss) income	$(15,266)	$4,148	$(25,252)	$(7,388)
Changes in fair value of derivatives	2,122	(8,125)	5,413	1,620
Additional minimum pension liability	(78)	8	(73)	15
Cumulative translation adjustments	4,022	(7,831)	6,284	(17,410)
Comprehensive loss	$(9,200)	$(11,800)	$(13,628)	$(23,163)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2006 and 2005, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2006	$580,384	$59,000	$14,011	$(113)	$653,282
	Three months ended June 30, 2005	565,405	63,865	15,466	(4)	644,732
	Six months ended June 30, 2006	1,152,325	116,954	29,123	(113)	1,298,289
	Six months ended June 30, 2005	1,104,092	130,421	30,761	(4)	1,265,270

Operating income	Three months ended June 30, 2006	43,771	4,783	525	—	49,079
	Three months ended June 30, 2005	38,715	5,873	1,677	—	46,265
	Six months ended June 30, 2006	75,489	9,343	1,651	—	86,483
	Six months ended June 30, 2005	74,579	10,551	3,680	—	88,810

Depreciation and	Three months ended June 30, 2006	48,330	5,197	1,064	—	54,591
amortization (d)	Three months ended June 30, 2005	50,719	4,921	847	—	56,487
	Six months ended June 30, 2006	95,740	10,090	2,183	—	108,013
	Six months ended June 30, 2005	100,092	9,859	1,686	—	111,637

Impairment charges	Three months ended June 30, 2006	1,112	—	—	—	1,112
	Three months ended June 30, 2005	—	—	—	—	—
	Six months ended June 30, 2006	1,112	—	—	—	1,112
	Six months ended June 30, 2005	1,605	—	—	—	1,605

Interest expense, net (d)	Three months ended June 30, 2006	53,021	819	185	—	54,025
	Three months ended June 30, 2005	42,759	396	301	—	43,456
	Six months ended June 30, 2006	102,485	1,516	409	—	104,410
	Six months ended June 30, 2005	84,815	893	522	—	86,230

Other (income) expense, net	Three months ended June 30, 2006	(401)	331	121	—	51
	Three months ended June 30, 2005	(2,875)	(368)	346	3,026	129
	Six months ended June 30, 2006	(534)	376	246	—	88
	Six months ended June 30, 2005	(2,738)	(404)	582	3,026	466

Income tax provision	Three months ended June 30, 2006	8,028	2,008	233	—	10,269
(benefit)	Three months ended June 30, 2005	(3,999)	1,978	369	—	(1,652)
	Six months ended June 30, 2006	2,736	3,987	514	—	7,237
	Six months ended June 30, 2005	4,192	3,840	742	—	8,774

Identifiable assets (b)(c)	As of June 30, 2006	2,587,568	324,897	71,094	(451,985)	2,531,574
	As of December 31, 2005	2,638,141	298,318	68,131	(442,212)	2,562,378

Goodwill	As of June 30, 2006	285,702	18,021	11,799	—	315,522
	As of December 31, 2005	288,158	17,278	11,735	—	317,171

Net cash paid for property,	Six months ended June 30, 2006	78,229	7,198	3,252	(4)	88,675
plant and equipment, excluding acquisitions	Six months ended June 30, 2005	123,205	9,392	2,650	—	135,247

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(b)

The Company’s net sales for Europe include sales in France which totaled approximately $13.1 million and $16.3 million for the three months ended June 30, 2006 and 2005, respectively, and $26.1 million and $36.4 million for the six months ended June 30, 2006 and 2005, respectively. Identifiable assets in France totaled approximately $125.6 million and $114.1 million as of June 30, 2006 and December 31, 2005, respectively.

(c)

The Company’s net sales for North America include sales in Mexico which totaled approximately $37.4 million and $34.3 million for the three months ended June 30, 2006 and 2005, respectively, and $69.9 million and $64.2 million for the six months ended June 30, 2006 and 2005, respectively. Identifiable assets in Mexico totaled approximately $146.0 million and $165.5 million as of June 30, 2006 and December 31, 2005, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

(d)	Includes amortization of debt issuance fees.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Food and Beverage	$407,941	$377,249	$774,350	$729,860
Household	111,935	123,076	244,050	247,203
Automotive Lubricants	67,643	71,435	139,422	139,906
Personal Care/Specialty	65,763	72,972	140,467	148,301
Total Net Sales	$653,282	$644,732	$1,298,289	$1,265,270

16.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,597	$2,527	$5,193	$5,054
Interest cost	1,061	890	2,123	1,781
Expected return on plan assets	(994)	(853)	(1,989)	(1,705)
Net amortization and deferral	285	55	570	493
Net periodic pension cost	$2,949	$2,619	$5,897	$5,623

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The increase in net periodic pension cost in the first half of 2006 was primarily attributable to higher interest costs in 2006 as a result of a reduction in the discount rate, partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $9.8 million to its pension plans in 2006. As of June 30, 2006, $1.0 million of contributions to its pension plans has been made, with the balance of $8.8 million to be made by December 31, 2006.

The Company recognized $0.8 million of expense for its 401(k) plans in the second quarter of 2006 and 2005, and $1.7 million in the first half of 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2005. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of June 2006, operated 85 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

Management believes that critical success factors to the Company’s business are its ability to:

•	develop its own proprietary technologies that provide a meaningful competitive advantage in the marketplace;
•	maintain relationships with and serve the complex packaging demands of its customers which include some of the world’s largest branded consumer products companies;
•

forecast trends in the packaging industry across product lines and geographic territories (including those specific to the rapid conversion of packaging products from glass, metal and paper to plastic); and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years, the Company has experienced an overall mix shift toward smaller containers. Based on research prepared by Packaging Strategies and internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through June 30, 2006, the Company has invested over $1,050.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category. For the last twelve months ended June 30, 2006, the Company’s sales of containers for the food and beverage product category grew to $1,476.1 million from $573.0 million in 2003.

The Company’s household container product category is a product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are typically packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now tends to follow gross domestic product (“GDP”) growth as liquids have gained a predominant share of these products. The Company’s strongest position is in fabric care, where management believes the Company is a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which could affect the growth in this product category. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 7% in 2005 as compared to 2004. Annual volumes declined an average of approximately 1% to 2% in prior years. Management believes that the future rate of decline of the domestic one quart motor oil container product category will be at a higher rate than the historical rate as the product category continues to migrate towards the quick-lube market and larger multi-quart packages. The expected rate of decline in one quart motor oil containers is anticipated to be 8% to 10% per year over the next few years.

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

As of June 30, 2006, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey.

For the six months ended June 30, 2006, 73.1% of the Company’s net sales were generated by the top twenty customers, the majority of which were under long-term contracts with terms up to ten years; the remainder of which were customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2006 and 2005. The Company’s sales to PepsiCo were 18.3% and 19.2% of total sales for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate (“PET”) and high-density polyethylene (“HDPE”) resins in the United States during the three and six months ended June 2006 and 2005:

	Three Months Ended		Six Months Ended
	June		June
	2006	2005	2006	2005
PET	$0.71	$0.73	$0.72	$0.75
HDPE	$0.67	$0.57	$0.70	$0.60

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

Holdings and Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary (“the Operating Company”), as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	(Dollars in millions)
North America	$580.3	88.8%	$565.4	87.7%	$1,152.3	88.8%	$1,104.1	87.3%
Europe	59.0	9.0	63.9	9.9	116.9	9.0	130.4	10.3
South America	14.0	2.2	15.4	2.4	29.1	2.2	30.8	2.4
Total Net Sales	$653.3	100.0%	$644.7	100.0%	$1,298.3	100.0%	$1,265.3	100.0%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	(Dollars in millions)
Food and Beverage	$407.9	62.4%	$377.2	58.5%	$774.3	59.6%	$729.9	57.7%
Household	111.9	17.1	123.1	19.1	244.1	18.8	247.2	19.5
Automotive Lubricants	67.7	10.4	71.4	11.1	139.4	10.8	139.9	11.1
Personal Care/Specialty	65.8	10.1	73.0	11.3	140.5	10.8	148.3	11.7
Total Net Sales	$653.3	100.0%	$644.7	100.0%	$1,298.3	100.0%	$1,265.3	100.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 increased $8.6 million, or 1.3%, to $653.3 million from $644.7 million for the three months ended June 30, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and price erosion. Container units sold increased 4.6%. On a geographic basis, sales for the three months ended June 30, 2006 in North America increased $14.9 million, or 2.6%, from the three months ended June 30, 2005, primarily due to an increase in resin pricing and higher container units sold of 4.9%, net of changes in mix and price erosion. North American sales in the food and beverage product category contributed $34.0 million to the increase, while the household product category, the automotive lubricants product category and the personal care/specialty product category decreased $6.6 million, $2.8 million and $9.7 million, respectively. Container units sold in North America increased in the food and beverage product category by 11.7% and decreased in the household, automotive lubricants and personal care/specialty product categories by 7.2%, 11.6% and 8.1%, respectively. Sales for the three months ended June 30, 2006 in Europe decreased $4.9 million, or 7.7%, from the three months ended June 30, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers. Container units sold in Europe increased 3.1% compared to the same period last year. Sales for the three months ended June 30, 2006 in South America decreased $1.4 million, or 9.1%, from the three months ended June 30, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers, partially offset by favorable exchange rate changes of $0.9 million.

Gross Profit. Gross profit for the three months ended June 30, 2006 increased $5.1 million to $83.4 million from $78.3 million for the three months ended June 30, 2005. Gross profit for the three months ended June 30, 2006 increased $7.2 million in North America, offset by decreases in Europe and South America of $1.1 million and $1.0 million, respectively, when compared to the three months ended June 30, 2005. The increase in gross profit was primarily due to a net decrease in non-recurring charges of $3.2 million, a net decrease in project costs of $4.9 million, a favorable impact from changes in foreign currency exchange rates of $0.2 million and a net decrease in depreciation and amortization expense (principally due to the finalization of the fixed asset valuation for O-I Plastic in the third quarter of 2005 resulting in a reduction in the fixed asset valuation) of $4.3 million, partially offset by a net decrease in gross profit related to ongoing business of $7.5 million. The non-recurring charges included expenses incurred in 2006 and 2005 related to the integration of O-I Plastic and restructuring and other non-recurring expenses; additional expenses were incurred in 2006 related to the hurricanes in the United States in the second half of 2005.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 increased $1.1 million to $33.2 million from $32.1 million for the three months ended June 30, 2005. The increase was primarily due to increases in North America in legal expenses, professional service fees, recruitment expenses, non-recurring charges and depreciation expense, partially offset by compensation-related expenses. The non-recurring charges were $5.7 million and $5.2 million for the three months ended June 30, 2006 and 2005, respectively, comprised of expenses relating to an aborted acquisition, the integration of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales increased to 5.1% of sales for the three months ended June 30, 2006 from 5.0% of sales for the three months ended June 30, 2005.

Impairment Charges. Impairment charges for the three months ended June 30, 2006 were $1.1 million as compared to no impairment charges for the three months ended June 30, 2005. In 2006, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million for the three months ended June 30, 2006.

Interest Expense, Net. Interest expense, net increased $10.5 million to $54.0 million for the three months ended June 30, 2006 from $43.5 million for the three months ended June 30, 2005. The increase was primarily related to an increase in interest rates (average 90-day LIBOR increased from 3.28% for the three months ended June 30, 2005 to 5.21% for the three months ended June 30, 2006) and average debt levels for the three months ended June 30, 2006.

Income Tax Provision (Benefit). Income tax provision was $10.3 million for the three months ended June 30, 2006 as compared to income tax benefit of $1.7 million for the three months ended June 30, 2005. The change of $12.0 million was primarily related to the establishment of a valuation allowance on a portion of the tax benefit due to taxable losses in North America.

Net (Loss) Income. Primarily as a result of the factors discussed above, net loss was $15.3 million for the three months ended June 30, 2006 compared to net income of $4.1 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales for the six months ended June 30, 2006 increased $33.0 million, or 2.6%, to $1,298.3 million from $1,265.3 million for the six months ended June 30, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and price erosion. Container units sold increased 4.9%. On a geographic basis, sales for the six months ended June 30, 2006 in North America increased $48.2 million, or 4.4%, from the six months ended June 30, 2005, primarily due to an increase in resin pricing and higher container units sold of 5.6%, net of changes in mix and price erosion. North American sales in the food and beverage product category, the household product category and the automotive lubricants product category contributed $53.3 million, $6.9 million and $0.9 million, respectively, to the increase, while the personal care/specialty product category decreased $12.9 million. Container units sold in North America increased in the food and beverage product category by 11.5% and decreased in the automotive lubricants and personal care/specialty product categories by 7.4% and 7.7%, respectively, while container units sold in North America in the household product category remained the same. Sales for the six months ended June 30, 2006 in Europe decreased $13.5 million, or 10.4%, from the six months ended June 30, 2005. The decrease in sales was primarily due to unfavorable exchange rate changes of $3.9 million and an overall mix shift to smaller containers. Container units sold in Europe increased 1.7% compared to the same period last year. Sales for the six months ended June 30, 2006 in South America decreased $1.7 million, or 5.5%, from the six months ended June 30, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers, partially offset by favorable exchange rate changes of $2.4 million.

Gross Profit. Gross profit for the six months ended June 30, 2006 decreased $4.9 million to $151.9 million from $156.8 million for the six months ended June 30, 2005. Gross profit for the six months ended June 30, 2006 decreased $1.9 million, $1.4 million and $1.6 million in North America, Europe and South America, respectively, when compared to the six months ended June 30, 2005. The positive impact on gross profit of added volume was more than offset by a loss of approximately $5.5 million due to the inability to recover all raw material costs related to extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also negatively impacted by a net increase of $3.3 million in non-recurring charges, an unfavorable impact from changes in foreign currency exchange rates of $0.3 million and a net decrease in gross profit related to ongoing business of $5.0 million, partially offset by a net decrease in project costs of $2.9 million and a net decrease in depreciation and amortization expense (principally due to the finalization of the fixed asset valuation for O-I Plastic in the third quarter of 2005 resulting in a reduction in the fixed asset valuation) of $6.3 million. The non-recurring charges included expenses incurred in 2006 and 2005 related to the integration of O-I Plastic and restructuring and other non-recurring expenses; additional expenses were incurred in 2006 related to the hurricanes in the United States in the second half of 2005.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 decreased $2.1 million to $64.3 million from $66.4 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease in non-recurring charges and compensation-related expenses, partially offset by increases in legal expenses, recruitment expenses and depreciation expenses. The non-recurring charges were $6.9 million and $11.8 million for the six months ended June 30, 2006 and 2005, respectively, comprised of expenses relating to aborted acquisitions, the integration of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.0% of sales for the six months ended June 30, 2006 from 5.2% of sales for the six months ended June 30, 2005.

Impairment Charges. Impairment charges for the six months ended June 30, 2006 were $1.1 million as compared to $1.6 million for the six months ended June 30, 2005. In 2006 and 2005, due to changes in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

Interest Expense, Net. Interest expense, net increased $18.2 million to $104.4 million for the six months ended June 30, 2006 from $86.2 million for the six months ended June 30, 2005. The increase was primarily related to an increase in interest rates (average 90-day LIBOR increased from 3.06% for the first six months of 2005 to 4.99% for the first six months of 2006) and average debt levels for the six months ended June 30, 2006.

Income Tax Provision (Benefit). Income tax provision decreased $1.6 million to $7.2 million for the six months ended June 30, 2006 from $8.8 million for the six months ended June 30, 2005. The decrease was primarily related to decreased taxable earnings in North America.

Net (Loss) Income. Primarily as a result of the factors discussed above, net loss was $25.3 million for the six months ended June 30, 2006 compared to net loss of $7.4 million for the six months ended June 30, 2005.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $4.0 million and decreased comprehensive income by $7.8 million for the three months ended June 30, 2006 and 2005, respectively, and increased comprehensive income by $6.3 million and decreased comprehensive income by $17.4 million for the six months ended June 30, 2006 and 2005, respectively.

Derivatives

During 2003, the Company entered into four interest rate swap agreements (three of which matured in the first quarter of 2006) under which the Company (for the remaining swap) receives variable interest based on the Eurodollar Rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 2.80%, on $100.0 million of term loans. During 2004, the Company entered into four additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized gain of $5.4 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $19.9 million unrealized gain recorded in accumulated OCI as of June 30, 2006. Approximately 68% of the amount recorded within OCI as of June 30, 2006 is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the six months ended June 30, 2006, the Company funded, through its operating activities, $88.9 million of investing activities and $76.9 million of financing activities. Included in the Company’s operating activities was a decrease in inventories of $47.9 million from December 31, 2005 to June 30, 2006, primarily due to a seasonal drop in finished goods inventories and a decrease in raw material reserves that were established at the end of 2005 to mitigate the effects on the supply of raw materials caused by the hurricanes in the United States in the latter part of 2005.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. The Credit Agreements consist of a senior secured Term Loan B to the Operating Company totaling $1,577.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at June 30, 2006 was $165.6 million (as reduced by $9.4 million of outstanding letters of credit. The Term Loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of June 30, 2006, the Company was in compliance with all covenants.

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

At June 30, 2006, the Company’s total indebtedness was $2,562.8 million.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreements that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of June 30, 2006, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended June 30, 2006
(In millions)
Net loss	$(70.5)
Interest income	(0.7)
Interest expense	203.2
Income tax provision	12.9
Depreciation and amortization	195.4

EBITDA	$340.3

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended June 30, 2006
(In millions)
EBITDA	$340.3
Impairment charges	6.8
Other non-cash charges (a)	14.5
Fees related to monitoring agreements(b)	5.0
Non-recurring items(c)	54.8
Pro forma adjustments (d)	18.0

Covenant compliance EBITDA	$439.4

(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Four Quarters Ended June 30, 2006
(In millions)
Reorganization and other costs(i)	$36.7
Project startup costs(ii)	18.1
$54.8

(i)

Represents non-recurring costs related to the integration of O-I Plastic, aborted acquisitions, expenses related to the hurricanes in the United States in the second half of 2005, global reorganization costs and other costs.

(ii)	Represents non-recurring costs associated with project startups.

(d)	The Company is required to adjust EBITDA for synergy cost savings, as defined in the Credit Agreement.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and increasing in increments of .05 to 2.20x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x and decreasing in increments of .25 to 5.00x in 2010, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and increasing in increments of .05 to 1.95x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x and decreasing in increments of .25 to 5.60x in 2010, in each case for the most recent four quarter period. For the four quarters ended June 30, 2006, the Operating Company’s covenant compliance EBITDA was $439.4 million, which includes $18.0 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.24x and 5.80x, respectively, for the four quarters ended June 30, 2006. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

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

Cash paid for property, plant and equipment, net of proceeds on sales of property, plant and equipment and excluding acquisitions, for the six months ended June 30, 2006 was $88.7 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $55.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

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

On July 9, 2002, the Company and Graham Engineering Corporation (“Graham Engineering”), an affiliated company, executed a First Amendment to the equipment sales, services and license agreement (the “Equipment Sales Agreement”) to, among other things, (i) permit the Company to purchase certain extrusion blow molding wheel systems from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The Company does not expect to be required to make a shortfall payment relative to its purchases for 2006.

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

Off-Balance Sheet Arrangements

Other than operating leases, as of June 30, 2006, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact of the adoption of FIN 48 on its results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of June 30, 2006 for financial instruments that have experienced material changes in fair value since December 31, 2005.

	Expected Maturity Date of Interest Rate Swap Agreements at June 30, 2006							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total (1)	June 30, 2006
			(Dollars in thousands)
Derivatives matched against liabilities
Pay fixed swaps	$100,000	$650,000	$275,000	$—	$—	$—	$925,000	$19,927
Pay rate	2.80%	3.98%	4.11%	—	—	—	3.90%
Receive rate	5.30%	5.46%	5.41%	—	—	—	5.43%

(1) A $100 million swap maturing in 2007 is forward starting at expiration of existing swaps; therefore totals reflect only active swaps.

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation and a material weakness in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures to be ineffective as of June 30, 2006. The Company’s principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

In response to the above determination, the Company is examining the issue and plans to implement certain remedies, including, among other items, the deployment of greater resources in the area of international income tax accounting and the engaging of qualified outside consultants in Mexico and the United States to oversee the local tax return preparation and filing, and the tax accounting reconciliations for the subsidiaries in Mexico. During the first quarter of 2006 the Company added two tax professionals to its staff in Mexico who assisted in the preparation of the second quarter provision to ensure accuracy of the provision. The Company subjected the second quarter Mexico tax provision to rigorous accounting management review to ensure accuracy of the provision and allow these professionals adequate time to fully assume the tax accounting responsibility in Mexico. Additionally, the Company is recruiting a manager of international tax to oversee its international income tax accounting.

At this time, the Company is not required to issue a report on its internal control over financial reporting, or receive an attestation report on its internal control over financial reporting from its independent registered public accounting firm. Beginning with the Company’s December 31, 2007 Form 10-K, the Company will be subject to this requirement.

	(b)	Changes in Internal Controls
The changes that could materially affect or reasonably likely to materially affect the Company’s disclosure controls and procedures are discussed in Item 4 (a) above.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed. The risks described in Holdings’ Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit 10.1

Second Amendment and Consent to Credit Agreement, dated as of April 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

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

Dated: August 11, 2006

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ John E. Hamilton
John E. Hamilton
Chief Financial Officer
(chief accounting officer and duly authorized officer)