Form 10-Q
period 2006-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2006-11-13
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	1A:	Risk Factors	42

Item	6:	Exhibits	42

Signature			43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,265	$26,684
Accounts receivable, net	281,024	251,357
Inventories	239,327	287,810
Deferred income taxes	12,286	13,069
Prepaid expenses and other current assets	56,447	50,997
Total current assets	608,349	629,917
Property, plant and equipment, net	1,444,295	1,443,460
Intangible assets, net	80,153	81,633
Goodwill	316,988	317,171
Other non-current assets	71,953	90,197
Total assets	$2,521,738	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$208,263	$177,600
Accrued expenses	222,312	176,432
Current portion of long-term debt	27,623	27,859
Total current liabilities	458,198	381,891
Long-term debt	2,521,758	2,610,481
Deferred income taxes	21,612	22,593
Other non-current liabilities	46,241	41,123
Commitments and contingent liabilities (see Notes 11 and 12)	—	—
Partners’ capital (deficit):
General partners	(26,958)	(24,946)
Limited partners	(516,591)	(478,513)
Notes and interest receivable for ownership interests	(3,247)	(3,102)
Accumulated other comprehensive income	20,725	12,851
Total partners’ capital (deficit)	(526,071)	(493,710)
Total liabilities and partners’ capital (deficit)	$2,521,738	$2,562,378

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$643,037	$615,056	$1,941,326	$1,880,326
Cost of goods sold	573,968	535,830	1,720,351	1,644,325
Gross profit	69,069	79,226	220,975	236,001
Selling, general and administrative expenses	29,081	29,300	93,392	95,661
Impairment charges	—	198	1,112	1,802
Operating income	39,988	49,728	126,471	138,538
Interest expense, net	48,286	47,394	152,696	133,624
Other expense (income), net	45	(36)	133	430
(Loss) income before income taxes and minority interest	(8,343)	2,370	(26,358)	4,484
Income tax provision	6,642	4,594	13,879	13,369
Minority interest	—	—	—	728
Net loss	$(14,985)	$(2,224)	$(40,237)	$(9,613)

Net loss allocated to general partners	$(749)	$(111)	$(2,012)	$(481)
Net loss allocated to limited partners	$(14,236)	$(2,113)	$(38,225)	$(9,132)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Operating activities:
Net loss	$(40,237)	$(9,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152,275	146,657
Amortization of debt issuance fees	9,896	7,790
Net loss on disposal of fixed assets	4,001	6,404
Impairment charges	1,112	1,802
Stock compensation expense	146	138
Minority interest	—	728
Foreign currency transaction (gain) loss	(616)	464
Interest receivable for ownership interests	(145)	(136)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(27,563)	(47,414)
Inventories	49,508	14,290
Prepaid expenses and other current assets	(3,904)	12,046
Other non-current assets	1,924	(1,412)
Other non-current liabilities	3,351	(3,211)
Accounts payable and accrued expenses	72,300	16,540
Net cash provided by operating activities	222,048	145,073
Investing activities:
Cash paid for property, plant and equipment	(143,571)	(205,492)
Proceeds from sale of property, plant and equipment	9,751	669
Acquisitions of/investments in businesses, net of cash acquired	(1,426)	(18,320)
Net cash used in investing activities	(135,246)	(223,143)
Financing activities:
Proceeds from issuance of long-term debt	616,584	768,263
Payment of long-term debt	(710,208)	(694,833)
Debt issuance fees	(1,005)	(1,187)
Net cash (used in) provided by financing activities	(94,629)	72,243
Effect of exchange rate changes	408	(1,727)
Decrease in cash and cash equivalents	(7,419)	(7,554)
Cash and cash equivalents at beginning of period	26,684	22,131
Cash and cash equivalents at end of period	$19,265	$14,577

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$113,784	$101,102
Cash paid for taxes	12,348	5,782
Non-cash investing and financing activities:
Capital leases	4,319	9,217

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact that adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R). ” Under SFAS 158, companies are required to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan for the Company, which does not have publicly traded equity securities, is effective as of the end of the fiscal year ending after June 15, 2007, while certain disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of assessing the impact that adoption of SFAS 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not believe that adoption of SAB 108 will have a significant impact on the Company’s financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into three forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.33%, on $895.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $8.5 million for the three months ended September 30, 2006 as compared to an unrealized gain of $7.6 million for the three months ended September 30, 2005, and was an unrealized loss of $3.0 million for the nine months ended September 30, 2006 as compared to an unrealized gain of $9.2 million for the nine months ended September 30, 2005. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $11.5 million unrealized gain recorded in accumulated OCI as of September 30, 2006. Approximately 82% of the amount recorded within OCI as of September 30, 2006 is expected to be recognized in interest expense in the next twelve months.

Comprehensive Income (Loss)

Changes in fair value of derivatives designated and accounted for as cash flow hedges, additional minimum pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net loss to determine total comprehensive income (loss).

The components of accumulated other comprehensive income (loss) consisted of:

	Cash Flow Hedges	Additional Minimum Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2005	$3,385	$(4,275)	$20,798	$19,908
Change	11,129	(1,060)	(17,126)	(7,057)

Balance at December 31, 2005	14,514	(5,335)	3,672	12,851
Change	(3,041)	(73)	10,988	7,874

Balance at September 30, 2006	$11,473	$(5,408)	$14,660	$20,725

Option Plans

In 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions over the requisite service period of the award. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006. The adoption of SFAS 123(R) has not had a significant impact on the Company’s financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all units were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net loss for the three and nine months ended September 30, 2006 and 2005 would have been reflected as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
As reported	$(14,985)	$(2,224)	$(40,237)	$(9,613)
Pro forma	(15,228)	(2,537)	(41,006)	(10,545)

There were no options granted during the nine months ended September 30, 2006. The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2005 was $7,748 per option. The fair value of each option was estimated on the date of the grant using the Minimum Value option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2005
Dividend yield	0%
Expected volatility	0%
Risk free interest rate	3.65%
Expected option life (in years)	4.5
Forfeiture rate	N/A

A summary of the changes in the option units outstanding under the option plans as of September 30, 2006 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,228.0	$38,861
Granted	—	—
Exercised	—	—
Forfeited	(39.0)	46,487
Outstanding at September 30, 2006	1,189.0	38,611	5.4	$14.6

Exercisable at September 30, 2006	671.8	32,291	3.8	N/A

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Inventory Cost

In 2004, the FASB issued SFAS 151, “Inventory Costs – an amendment of APB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 and the adoption of SFAS 151 has not had a significant impact on its financial statements.

Retirement Obligations

In 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 on December 31, 2005 and the adoption of FIN 47 has not had a significant impact on its financial statements.

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

2.	Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Term loans	$1,823,866	$1,785,500
Revolving Credit Facility	65,000	187,500
Foreign and other revolving credit facilities	3,135	7,472
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	31,073	31,605
Other	1,307	1,263
	2,549,381	2,638,340
Less amounts classified as current	27,623	27,859
	$2,521,758	$2,610,481

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. The Credit Agreements consist of a senior secured Term Loan B to the Operating Company totaling $1,573.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The second-lien term loan is payable in 2012. The Revolving Credit Facility expires on October 7, 2010. Interest on the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the Revolving Credit Facility. Interest on the Second-Lien Credit Agreement is payable at (a) the ABR plus a margin of 3.25%; or (b) the “Eurodollar Rate” plus a margin of 4.25%. In addition, the Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 30, 2006, the Company was in compliance with all covenants. The unused availability of the Revolving Credit Facility at September 30, 2006 was $175.6 million (as reduced by $9.4 million of outstanding letters of credit).

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

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the nine months ended September 30, 2006 and 2005. The Company’s sales to this customer were 18.0% and 19.3% of total sales for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

4.	Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Finished goods	$166,460	$195,533
Raw materials and parts	72,867	92,277
	$239,327	$287,810

5.	Impairment Charges

Due to changes in the ability to utilize certain assets in the United States in 2006 and the United States and Turkey in 2005, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $0.2 million for the three months ended September 30, 2005 and $1.1 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2006 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Amortization period
	(Dollar amounts in thousands)
Patented technology	$23,880	$(4,447)	$19,433	9 to 13.5 years
Customer relationships	41,751	(4,863)	36,888	3.75 to 20 years
Licensing agreements	28,000	(5,091)	22,909	11 years
Non-compete agreements	1,543	(620)	923	3 to 5 years
Total	$95,174	$(15,021)	$80,153

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

Amortization expense for the nine months ended September 30, 2006 and 2005 was $5.8 million and $4.9 million, respectively. Estimated aggregate amortization expense for 2006 and each of the next five years ending December 31 is as follows (in millions):

2006	$7.7
2007	7.5
2008	7.4
2009	7.3
2010	7.1
2011	7.0

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2005	$288,158	$17,278	$11,735	$317,171
Foreign currency translation adjustments	(1,061)	931	61	(69)
Other adjustments	(114)	—	—	(114)
Balance at September 30, 2006	$286,983	$18,209	$11,796	$316,988

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

8.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Accrued employee compensation and benefits	$57,993	$60,748
Accrued interest	49,528	20,281
Accrued sales allowance	22,836	18,774
Other	91,955	76,629
	$222,312	$176,432

For the three and nine months ended September 30, 2006, the Company incurred costs of employee termination benefits in the United States of $1.5 million, which included the legal liability of severing 39 employees, all of which were terminated by September 30, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated by September 30, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 35 employees, 29 of which were terminated by September 30, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. Additional termination benefits were incurred in 2002 and 2003 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

The following table reflects a rollforward of these costs, primarily included in accrued employee compensation and benefits (in thousands):

	2002/ 2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	2006 United States Reduction in Force	Total
Reserves at December 31, 2005	$399	$472	$1,571	$3,845	$—	$6,287
Increase in reserves	75	—	101	—	1,515	1,691
Cash payments	(5)	(169)	(961)	(2,064)	(137)	(3,336)
Reserves at September 30, 2006	$469	$303	$711	$1,781	$1,378	$4,642

9.	Income Taxes

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

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of each period presented:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions)
As reported – net sales	$615	$1,880
Pro forma – net sales	615	1,886

As reported – net (loss)	(2)	(10)
Pro forma – net (loss)	(2)	(9)

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

The Company is party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases amounted to $12.4 million and $40.1 million for the three and nine months ended September 30, 2006, respectively, and $11.3 million and $35.6 million for the three and nine months ended September 30, 2005, respectively.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,901	$1	$10,363	$—	$—	$19,265
Accounts receivable, net	—	96,436	111,500	73,088	—	—	281,024
Inventories	—	87,290	109,203	42,834	—	—	239,327
Deferred income taxes	—	—	8,730	3,556	—	—	12,286
Prepaid expenses and other current assets	—	17,604	9,389	29,454	—	—	56,447
Total current assets	—	210,231	238,823	159,295	—	—	608,349
Property, plant and equipment, net	—	575,334	584,290	284,671	—	—	1,444,295
Intangible assets, net	—	4,686	68,538	6,929	—	—	80,153
Goodwill	—	9,315	236,921	70,752	—	—	316,988
Net intercompany	—	1,167,525	—	—	—	(1,167,525)	—
Investment in subsidiaries	—	387,119	290,001	—	—	(677,120)	—
Other non-current assets	—	67,207	617	4,129	—	—	71,953
Total assets	$—	$2,421,417	$1,419,190	$525,776	$—	$(1,844,645)	$2,521,738

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$82,386	$78,787	$47,090	$—	$—	$208,263
Accrued expenses	—	114,636	53,496	54,180	—	—	222,312
Current portion of long-term debt	—	24,297	—	3,326	—	—	27,623
Total current liabilities	—	221,319	132,283	104,596	—	—	458,198
Long-term debt	—	2,521,168	—	590	—	—	2,521,758
Deferred income taxes	—	—	9,305	12,307	—	—	21,612
Other non-current liabilities	—	17,911	16,526	11,804	—	—	46,241
Investment in subsidiaries	338,981		—		—	(338,981)	—
Net intercompany	187,090	—	927,530	52,905	—	(1,167,525)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(526,071)	(338,981)	333,546	343,574	—	(338,139)	(526,071)
Total liabilities and partners’ capital (deficit)	$—	$2,421,417	$1,419,190	$525,776	$—	$(1,844,645)	$2,521,738

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$272,420	$273,533	$119,682	$—	$(22,598)	$643,037
Cost of goods sold	—	233,944	255,029	107,593	—	(22,598)	573,968
Gross profit	—	38,476	18,504	12,089	—	—	69,069
Selling, general and administrative expenses		14,323	8,949	5,809		—	29,081
Operating income	—	24,153	9,555	6,280	—	—	39,988
Interest expense, net	—	26,721	20,212	1,353	—	—	48,286
Other expense (income), net	—	22,528	(91)	181	—	(22,573)	45
Equity in loss (earnings) of subsidiaries	14,985	(10,697)	4,711	—	—	(8,999)	—
(Loss) income before income taxes	(14,985)	(14,399)	(15,277)	4,746	—	31,572	(8,343)
Income tax provision (benefit)	—	586	(564)	6,620		—	6,642
Net (loss) income	$(14,985)	$(14,985)	$(14,713)	$(1,874)	$—	$31,572	$(14,985)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$827,523	$829,764	$347,460	$—	$(63,421)	$1,941,326
Cost of goods sold	—	703,262	769,444	311,066	—	(63,421)	1,720,351
Gross profit	—	124,261	60,320	36,394	—	—	220,975
Selling, general and administrative expenses	—	39,280	35,075	19,037	—	—	93,392
Impairment charges	—	1,112	—	—	—	—	1,112
Operating income	—	83,869	25,245	17,357	—	—	126,471
Interest expense, net	—	91,111	57,539	4,046	—	—	152,696
Other expense (income), net	—	21,640	(649)	1,714	—	(22,572)	133
Equity in loss of subsidiaries	40,237	9,266	10,091	—	—	(59,594)	—
(Loss) income before income taxes	(40,237)	(38,148)	(41,736)	11,597	—	82,166	(26,358)
Income tax provision (benefit)	—	2,089	(1,695)	13,485	—	—	13,879
Net (loss) income	$(40,237)	$(40,237)	$(40,041)	$(1,888)	$—	$82,166	$(40,237)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$256,582	$266,412	$111,687	$—	$(19,625)	$615,056
Cost of goods sold	—	222,779	239,427	93,249	—	(19,625)	535,830
Gross profit	—	33,803	26,985	18,438	—	—	79,226
Selling, general and administrative expenses	—	13,702	8,440	7,158	—	—	29,300
Impairment charges	—	—	—	198	—	—	198
Operating income	—	20,101	18,545	11,082	—	—	49,728
Interest expense, net	—	29,527	16,812	1,055	—	—	47,394
Other (income) expense, net	—	(477)	36	405	—	—	(36)
Equity in loss (earnings) of subsidiaries	2,224	(6,769)	(3,430)	—	—	7,975	—
(Loss) income before income taxes	(2,224)	(2,180)	5,127	9,622	—	(7,975)	2,370
Income tax provision	—	44	385	4,165	—	—	4,594

Net (loss) income	$(2,224)	$(2,224)	$4,742	$5,457	$—	$(7,975)	$(2,224)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$754,769	$831,438	$346,481	$—	$(52,362)	$1,880,326
Cost of goods sold	—	658,471	744,000	294,216	—	(52,362)	1,644,325
Gross profit	—	96,298	87,438	52,265	—	—	236,001
Selling, general and administrative expenses	1	41,010	35,727	18,923	—	—	95,661
Impairment charges	—	1,605	—	197	—	—	1,802
Operating (loss) income	(1)	53,683	51,711	33,145	—	—	138,538
Interest expense, net	—	83,111	47,626	2,887	—	—	133,624
Other (income) expense, net	—	(2,384)	(747)	537	—	3,024	430
Equity in loss (earnings) of subsidiaries	9,612	(17,887)	(10,615)	—	—	18,890	—
(Loss) income before income taxes and minority interest	(9,613)	(9,157)	15,447	29,721	—	(21,914)	4,484
Income tax provision	—	455	1,365	11,549	—	—	13,369
Minority interest	—	—	—	728	—	—	728

Net (loss) income	$(9,613)	$(9,612)	$14,082	$17,444	$—	$(21,914)	$(9,613)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$150,802	$43,601	$27,645	$—	$—	$222,048

Investing activities:
Net cash paid for property, plant and equipment	—	(68,212)	(46,252)	(19,356)	—	—	(133,820)
Acquisition of/investment in a business, net of cash acquired	—	5,507	2,651	(9,584)	—	—	(1,426)
Net cash used in investing activities	—	(62,705)	(43,601)	(28,940)	—	—	(135,246)

Financing activities:
Proceeds from issuance of long-term debt	—	588,770	—	27,814	—	—	616,584
Payment of long-term debt	—	(678,268)	—	(31,940)	—	—	(710,208)
Debt issuance fees	—	(1,005)	—	—	—	—	(1,005)
Net cash used in financing activities	—	(90,503)	—	(4,126)	—	—	(94,629)

Effect of exchange rate changes	—	—	—	408	—	—	408
Decrease in cash and cash equivalents	—	(2,406)	—	(5,013)	—	—	(7,419)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$8,901	$1	$10,363	$—	$—	$19,265

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$37,589	$74,769	$32,715	$—	$—	$145,073

Investing activities:
Net cash paid for property, plant and equipment	—	(95,853)	(74,346)	(34,624)	—	—	(204,823)
Acquisitions of/investments in businesses, net of cash acquired	—	(13,327)	(422)	(4,571)	—	—	(18,320)
Net cash used in investing activities	—	(109,180)	(74,768)	(39,195)	—	—	(223,143)

Financing activities:
Proceeds from issuance of long-term debt	—	732,299	—	35,964	—	—	768,263
Payment of long-term debt	—	(658,117)	—	(36,716)	—	—	(694,833)
Debt issuance fees	—	(1,187)	—	—	—	—	(1,187)
Net cash provided by (used in) financing activities	—	72,995	—	(752)	—	—	72,243

Effect of exchange rate changes	—	—	—	(1,727)	—	—	(1,727)
Increase (decrease) in cash and cash equivalents	—	1,404	1	(8,959)	—	—	(7,554)
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$2,484	$1	$12,092	$—	$—	$14,577

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(14,985)	$(2,224)	$(40,237)	$(9,613)
Changes in fair value of derivatives	(8,454)	7,584	(3,041)	9,204
Additional minimum pension liability	1	(59)	(73)	(44)
Cumulative translation adjustments	4,703	1,238	10,988	(16,171)
Comprehensive income (loss)	$(18,735)	$6,539	$(32,363)	$(16,624)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and nine months ended September 30, 2006 and 2005, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended September 30, 2006	$566,660	$59,308	$17,181	$(112)	$643,037
	Three months ended September 30, 2005	542,452	55,109	17,495	—	615,056
	Nine months ended September 30, 2006	1,718,985	176,262	46,304	(225)	1,941,326
	Nine months ended September 30, 2005	1,646,544	185,530	48,256	(4)	1,880,326

Operating income	Three months ended September 30, 2006	35,996	2,682	1,310	—	39,988
	Three months ended September 30, 2005	40,289	7,100	2,339	—	49,728
	Nine months ended September 30, 2006	111,485	12,025	2,961	—	126,471
	Nine months ended September 30, 2005	114,868	17,651	6,019	—	138,538

Depreciation and	Three months ended September 30, 2006	47,959	4,951	1,248	—	54,158
amortization (d)	Three months ended September 30, 2005	37,422	4,261	1,127	—	42,810
	Nine months ended September 30, 2006	143,698	15,041	3,432	—	162,171
	Nine months ended September 30, 2005	137,514	14,120	2,813	—	154,447

Impairment charges	Three months ended September 30, 2006	—	—	—	—	—
	Three months ended September 30, 2005	—	198	—	—	198
	Nine months ended September 30, 2006	1,112	—	—	—	1,112
	Nine months ended September 30, 2005	1,605	197	—	—	1,802

Interest expense, net (d)	Three months ended September 30, 2006	47,293	751	242	—	48,286
	Three months ended September 30, 2005	46,554	598	242	—	47,394
	Nine months ended September 30, 2006	149,778	2,267	651	—	152,696
	Nine months ended September 30, 2005	131,369	1,490	765	—	133,624

Other expense (income),	Three months ended September 30, 2006	22,368	128	122	(22,573)	45
net (e)	Three months ended September 30, 2005	(376)	(28)	368	—	(36)
	Nine months ended September 30, 2006	21,834	503	369	(22,573)	133
	Nine months ended September 30, 2005	(3,114)	(432)	950	3,026	430

Income tax provision	Three months ended September 30, 2006	5,008	1,130	504	—	6,642
	Three months ended September 30, 2005	1,212	2,995	387	—	4,594
	Nine months ended September 30, 2006	7,744	5,116	1,019	—	13,879
	Nine months ended September 30, 2005	5,405	6,835	1,129	—	13,369

Identifiable assets (b)(c)	As of September 30, 2006	2,540,078	323,667	73,516	(415,523)	2,521,738
	As of December 31, 2005	2,638,141	298,318	68,131	(442,212)	2,562,378

Goodwill	As of September 30, 2006	286,983	18,209	11,796	—	316,988
	As of December 31, 2005	288,158	17,278	11,735	—	317,171

Net cash paid for property,	Nine months ended September 30, 2006	117,510	11,896	4,418	(4)	133,820
plant and equipment, excluding acquisitions	Nine months ended September 30, 2005	180,364	19,577	4,884	(2)	204,823

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(b)

The Company’s net sales for Europe include sales in France which totaled approximately $13.0 million and $13.3 million for the three months ended September 30, 2006 and 2005, respectively, and $39.1 million and $49.7 million for the nine months ended September 30, 2006 and 2005, respectively. Identifiable assets in France totaled approximately $126.9 million and $114.1 million as of September 30, 2006 and December 31, 2005, respectively.

(c)

The Company’s net sales for North America include sales in Mexico which totaled approximately $38.3 million and $34.9 million for the three months ended September 30, 2006 and 2005, respectively, and $108.2 million and $99.1 million for the nine months ended September 30, 2006 and 2005, respectively. Identifiable assets in Mexico totaled approximately $147.6 million and $165.5 million as of September 30, 2006 and December 31, 2005, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

(d)	Includes amortization of debt issuance fees.
(e)	The three and nine months ended September 30, 2006 include the liquidation of the Company’s German subsidiary.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Food and Beverage	$381,927	$353,882	$1,148,795	$1,095,982
Household	129,922	131,255	386,421	376,368
Automotive Lubricants	71,988	65,102	219,509	206,148
Personal Care/Specialty	59,200	64,817	186,601	201,828
Total Net Sales	$643,037	$615,056	$1,941,326	$1,880,326

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2005 product category data to conform to the 2006 presentation.

16.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,597	$2,527	$7,790	$7,581
Interest cost	1,061	891	3,184	2,672
Expected return on plan assets	(994)	(852)	(2,983)	(2,557)
Net amortization and deferral	285	246	855	739
Net periodic pension cost	$2,949	$2,812	$8,846	$8,435

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The increase in net periodic pension cost in the first nine months of 2006 was primarily attributable to higher interest costs in 2006 as a result of a reduction in the discount rate, partially offset by higher expected returns on plan assets as a result of increased pension contributions in 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $9.8 million to its pension plans in 2006. As of September 30, 2006, $9.9 million of contributions to its pension plans has been made, and the Company estimates additional contributions of $0.8 million to be made by December 31, 2006.

The Company recognized $0.8 million of expense for its 401(k) plans in the third quarter of 2006 and 2005, and $2.5 million in the first nine months of 2006 and 2005.

17.	Subsequent Events

On October 31, 2006, the Company announced certain planned changes to its largest defined benefit pension plan, which covers substantially all salaried and non-union hourly employees in the United States. Effective January 1, 2007, the Company intends to discontinue additional future benefit credits under the defined benefit pension plan and intends to increase the level of Company contributions to the 401(K) plans for the affected employees.

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owen-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million.

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

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories and, as of the end of September 2006, operated 85 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years, the Company has experienced an overall mix shift toward smaller containers. Based on research prepared by Packaging Strategies and internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through September 30, 2006, the Company has invested over $1,085.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category. For the last twelve months ended September 30, 2006, the Company’s sales of containers for the food and beverage product category grew to $1,475.3 million from $573.0 million in 2003.

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

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 7% in 2005 as compared to 2004. Prior to 2003 annual volumes declined an average of approximately 1% to 2%. Management believes that the future rate of decline of the domestic one quart motor oil container product category will be at a higher rate than the historical rate as the product category continues to migrate towards the quick-lube market and larger multi-quart packages. The expected rate of decline in one quart motor oil containers is anticipated to be 8% to 10% per year over the next few years.

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

As of September 30, 2006, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in France, Belgium, Spain, Poland, Mexico and Argentina, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey.

For the nine months ended September 30, 2006, 73.1% of the Company’s net sales were generated by the top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance of the top twenty customers represent customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the nine months ended September 30, 2006 and 2005. The

Company’s sales to PepsiCo were 18.0% and 19.3% of total sales for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, approximately 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate (“PET”) and high-density polyethylene (“HDPE”) resins in the United States during the three and nine months ended September 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September		September
	2006	2005	2006	2005
PET	$0.80	$0.77	$0.75	$0.76
HDPE	$0.73	$0.59	$0.71	$0.60

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with its customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers.

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	(Dollars in millions)
North America	$566.5	88.1%	$542.5	88.2%	$1,718.8	88.5%	$1,646.5	87.6%
Europe	59.3	9.2	55.1	9.0	176.2	9.1	185.5	9.8
South America	17.2	2.7	17.5	2.8	46.3	2.4	48.3	2.6
Total Net Sales	$643.0	100.0%	$615.1	100.0%	$1,941.3	100.0%	$1,880.3	100.0%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	(Dollars in millions)
Food and Beverage	$381.9	59.4%	$353.9	57.5%	$1,148.8	59.2%	$1,096.0	58.3%
Household	129.9	20.2	131.3	21.3	386.4	19.9	376.4	20.0
Automotive Lubricants	72.0	11.2	65.1	10.6	219.5	11.3	206.1	11.0
Personal Care/Specialty	59.2	9.2	64.8	10.6	186.6	9.6	201.8	10.7
Total Net Sales	$643.0	100.0%	$615.1	100.0%	$1,941.3	100.0%	$1,880.3	100.0%

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2005 product category data to conform to the 2006 presentation.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 increased $27.9 million, or 4.5%, to $643.0 million from $615.1 million for the three months ended September 30, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and price erosion. Container units sold increased 2.6%. On a geographic basis, sales for the three months ended September 30, 2006 in North America increased $24.0 million, or 4.4%, from the three months ended September 30, 2005, primarily due to an increase in resin pricing, net of changes in mix and price erosion. North America sales in the food and beverage, household and automotive lubricants product categories contributed $23.8 million, $1.1 million and $7.6 million, respectively, to the increase, while the personal care/specialty product category decreased $8.5 million. Container units sold in North America increased in the food and beverage product category by 4.8% and decreased in the household, automotive lubricants and personal care/specialty product categories by 3.8%, 6.1%, and 16.4%, respectively. Sales for the three months ended September 30, 2006 in Europe increased $4.2 million, or 7.6% from the three months ended September 30, 2005. The increase in sales was primarily due to favorable exchange rate changes of $2.5 million and higher container units sold of 8.8% compared to the same period last year. Sales for the three months ended September 30, 2006 in South America decreased $0.3 million, or 1.7%, from the three months ended September 30, 2005. The decrease in sales was primarily due to price erosion and an overall mix shift to smaller containers, partially offset by favorable exchanges rate changes of $0.7 million.

Gross Profit. Gross profit for the three months ended September 30, 2006 decreased $10.1 million to $69.1 million from $79.2 million for the three months ended September 30, 2005. Gross profit for the three months ended September 30, 2006 decreased in North America, Europe and South America by $3.7 million, $5.4 million and $1.0 million, respectively, when compared to the three months ended September 30, 2005. The decrease in gross profit was primarily due to a reduction to depreciation expense in 2005 related to finalizing the fixed asset valuation for O-I Plastic of $11.5 million, a net increase in project costs of $1.6 million and a net decrease in gross profit related to ongoing business of $3.4 million, partially offset by a decrease in non-recurring charges of $2.7 million, a favorable impact from changes in foreign currency exchange rates of $0.5 million and a net decrease in the loss on disposal of fixed assets of $3.2 million. The decrease in gross profit related to ongoing business was primarily due to price erosion and increased inflationary pressures which are expected to increase operating costs in the foreseeable future, partially offset by operational improvements and volume. The non-recurring charges included expenses incurred in 2006 and 2005 related to the integration of O-I Plastic and restructuring and other non-recurring expenses.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 decreased $0.2 million to $29.1 million from $29.3 million for the three months ended September 30, 2005. The decrease was primarily due to a decrease in non-recurring charges, partially offset by an increase in compensation-related expenses. The non-recurring charges were $1.1 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively, comprised of expenses relating to the integration of O-I plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 4.5% of sales for the three months ended September 30, 2006 from 4.8% of sales for the three months ended September 30, 2005.

Impairment Charges. There were no impairment charges for the three months ended September 30, 2006 as compared to $0.2 million for the three months ended September 30, 2005. In 2005, due to a change in the ability to utilize certain assets in Turkey, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $0.2 million for the three months ended September 30, 2005.

Interest Expense, Net. Interest expense, net increased $0.9 million to $48.3 million for the three months ended September 30, 2006 from $47.4 million for the three months ended September 30, 2005. The increase was primarily related to an increase in interest rates (average 90-day LIBOR increased from 3.77% for the three months ended September 30, 2005 to 5.43% for the three months ended September 30, 2006).

Income Tax Provision. Income tax provision increased $2.0 million to $6.6 million for the three months ended September 30, 2006 from $4.6 million for the three months ended September 30, 2005. The increase was primarily related to the establishment of a valuation allowance on a portion of the tax benefit due to taxable losses and tax credits in North America, partially offset by decreased earnings in North America and Europe.

Net Loss. Primarily as a result of the factors discussed above, net loss was $15.0 million for the three months ended September 30, 2006 compared to net loss of $2.2 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales for the nine months ended September 30, 2006 increased $61.0 million, or 3.2%, to $1,941.3 million from $1,880.3 million for the nine months ended September 30, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and price erosion. Container units sold increased 4.2%. On a geographic basis, sales for the nine months ended September 30, 2006 in North America increased $72.3 million, or 4.4%, from the nine months ended September 30, 2005, primarily due to an increase in resin pricing and higher container units sold of 3.8%, net of changes in mix and price erosion. North American sales in the food and beverage, household and automotive lubricants product categories contributed $57.4 million, $22.5 million and $15.5 million, respectively, to the increase, while the personal care/specialty product category decreased $23.1 million. Container units sold in North America increased in the food and beverage and household product categories by 8.7% and 8.4%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 6.5% and 14.7%, respectively. Sales for the nine months ended September 30, 2006 in Europe decreased $9.3 million, or 5.0%, from the nine months ended September 30, 2005. The decrease in sales was primarily due to unfavorable exchange rate changes of $1.3 million and an overall mix shift to smaller containers. Container units sold in Europe increased 3.9% compared to the same period last year. Sales for the nine months ended September 30, 2006 in South America decreased $2.0 million, or 4.1%, from the nine months ended September 30, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers, partially offset by favorable exchange rate changes of $3.1 million.

Gross Profit. Gross profit for the nine months ended September 30, 2006 decreased $15.0 million to $221.0 million from $236.0 million for the nine months ended September 30, 2005. Gross profit for the nine months ended September 30, 2006 decreased $5.6 million, $6.8 million and $2.6 million in North America, Europe and South America, respectively, when compared to the nine months ended September 30, 2005. The positive impact on gross profit of added volume was offset by a loss of approximately $5.5 million due to the inability to recover all raw material costs related to extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also negatively impacted by a net increase of $0.6 million in non-recurring charges and a decrease in gross profit related to ongoing business of $10.1 million, partially offset by a net decrease in project costs of $1.2 million. The decrease in gross profit related to ongoing business was primarily due to price erosion and increased inflationary pressures which are expected to increase operating costs in the foreseeable future, partially offset by operational improvements and volume. The non-recurring charges included expenses incurred in 2006 and 2005 related to the integration of O-I Plastic and restructuring and other non-recurring expenses; additional expenses, primarily associated with ensuring an adequate supply of resin, were incurred in 2006 related to the hurricanes in the United States in the second half of 2005.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased $2.3 million to $93.4 million from $95.7 million for the nine months ended September 30, 2005. The decrease was primarily due to a decrease in non-recurring charges, partially offset by increases in professional fees, recruitment expenses and depreciation expenses. The non-recurring charges were $8.0 million and $14.8 million for the nine months ended September 30, 2006 and 2005, respectively, comprised of expenses relating to aborted acquisitions, the integration of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 4.8% of sales for the nine months ended September 30, 2006 from 5.1% of sales for the nine months ended September 30, 2005.

Impairment Charges. Impairment charges for the nine months ended September 30, 2006 were $1.1 million as compared to $1.8 million for the nine months ended September 30, 2005. Due to changes in the ability to utilize certain assets in the United States in 2006 and the United States and Turkey in 2005, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest Expense, Net. Interest expense, net increased $19.1 million to $152.7 million for the nine months ended September 30, 2006 from $133.6 million for the nine months ended September 30, 2005. The increase was primarily related to an increase in interest rates (average 90-day LIBOR increased from 3.30% for the first nine months of 2005 to 5.14% for the first nine months of 2006).

Income Tax Provision. Income tax provision increased $0.5 million to $13.9 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2005. The increase was primarily related to the establishment of a valuation allowance on a portion of the tax benefit due to taxable losses and tax credits in North America, partially offset by decreased earnings in North America and Europe.

Net Loss. Primarily as a result of the factors discussed above, net loss was $40.2 million for the nine months ended September 30, 2006 compared to net loss of $9.6 million for the nine months ended September 30, 2005.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $4.7 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and increased comprehensive income by $11.0 million and decreased comprehensive income by $16.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into three forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.33%, on $895.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $8.5 million for the three months ended September 30, 2006 as compared to an unrealized gain of $7.6 million for the three months ended September 30, 2005, and was an unrealized loss of $3.0 million for the nine months ended September 30, 2006 as compared to an unrealized gain of $9.2 million for the nine months ended September 30, 2005. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $11.5 million unrealized gain recorded in accumulated OCI as of September 30, 2006. Approximately 82% of the amount recorded within OCI as of September 30, 2006 is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the nine months ended September 30, 2006, the Company funded, through its operating activities, $135.2 million of investing activities and $94.6 million of financing activities. Included in the Company’s operating activities was a decrease in inventories of $48.5 million from December 31, 2005 to September 30, 2006, primarily due to a seasonal drop in finished goods inventories and a decrease in raw material inventories that were established at the end of 2005 to mitigate the effects on the supply of raw materials caused by the hurricanes in the United States in the latter part of 2005. Also included in the Company’s operating activities was an increase in accounts payable and accrued expenses of $76.5 million, primarily due to the timing of payments to certain suppliers and interest payments to bondholders.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million. Proceeds of the Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. The Credit Agreements consist of a senior secured Term Loan B to the Operating Company totaling $1,573.9 million, a second-lien term loan totaling $250.0 million (the “Term Loans” or “Term Loan Facilities”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at September 30, 2006 was $175.6 million (as reduced by $9.4 million of outstanding letters of credit). The Term Loan B is payable in quarterly installments and requires payments of $15.6 million in 2006 and $16.0 million in each of 2007, 2008, 2009 and 2010 and $1,505.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The second-lien term loan is payable on April 7, 2012. The obligations of the Operating Company and CapCo I under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. As of September 30, 2006, the Company was in compliance with all covenants.

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

At September 30, 2006, the Company’s total indebtedness was $2,549.4 million.

The Credit Agreements and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreements that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreements and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreements, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of September 30, 2006, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended September 30, 2006
(In millions)
Net loss	$(83.3)
Interest income	(0.6)
Interest expense	204.0
Income tax provision	15.0
Depreciation and amortization	206.7

EBITDA	$341.8

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended September 30, 2006
(In millions)
EBITDA	$341.8
Impairment charges	6.6
Other non-cash charges (a)	11.2
Fees related to monitoring agreements(b)	5.0
Non-recurring items(c)	51.9
Pro forma adjustments (d)	9.0

Covenant compliance EBITDA	$425.5

(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Four Quarters Ended September 30, 2006
(In millions)
Reorganization and other costs(i)	$32.2
Project startup costs(ii)	19.7
$51.9

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

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.90x and increasing in increments of .05 to 2.20x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 6.75x and decreasing in increments of .25 to 5.00x in 2010, in each case for the most recent four quarter period. The Second-Lien Credit Agreement requires that the Company maintain a covenant compliance EBITDA to cash interest ratio starting at a minimum of 1.65x and increasing in increments of .05 to 1.95x in 2010 and a net debt to covenant compliance EBITDA ratio starting at a maximum of 7.35x and decreasing in increments of .25 to 5.60x in 2010, in each case for the most recent four quarter period. For the four quarters ended September 30, 2006, the Operating Company’s covenant compliance EBITDA was $425.5 million, which includes $9.0 million of certain required adjustments in accordance with the Company’s Credit Agreements. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.12x and 5.95x, respectively, for the four quarters ended September 30, 2006. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreements and investments equal to 7.5% of the Operating Company’s total assets.

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

Cash paid for property, plant and equipment, net of proceeds on sales of property, plant and equipment and excluding acquisitions, for the nine months ended September 30, 2006 was $133.8 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $55.0 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2006, the Company expects to incur approximately $190.0 million of capital investments. For the fiscal year 2007, the Company expects to incur approximately $150.0 million of capital investments, reflecting a more measured approach to capital spending given the overall general economic conditions combined with a more balanced focus on filling idle capacity and making necessary improvements to the Company’s base business. However, total capital investments will depend on the size and timing of growth related opportunities. 2006 capital investments include restructuring expenditures which are excluded from the capital expenditure covenant in the Credit Agreement. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

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

Off-Balance Sheet Arrangements

Other than operating leases, as of September 30, 2006, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact that adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R). ” Under SFAS 158, companies are required to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan for the Company, which does not have publicly traded equity securities, is effective as of the end of the fiscal year ending after June 15, 2007, while certain disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of assessing the impact that adoption of SFAS 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not believe that adoption of SAB 108 will have a significant impact on the Company’s financial statements.

Subsequent Events

On October 31, 2006, the Company announced certain planned changes to its largest defined benefit pension plan, which covers substantially all salaried and non-union hourly employees in the United States. Effective January 1, 2007, the Company intends to discontinue additional future benefit credits under the defined benefit pension plan and intends to increase the level of Company contributions to the 401(K) plans for the affected employees.

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owen-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of September 30, 2006 for financial instruments that have experienced material changes in fair value since December 31, 2005.

	Expected Maturity Date of Interest Rate Swap Agreements at September 30, 2006							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	September 30, 2006
			(Dollars in thousands)
Derivatives matched against liabilities
Pay fixed swaps	$—	$650,000	$275,000	$—	$—	$—	$925,000	$11,661
Pay rate	—	3.98%	4.11%	—	—	—	4.02%
Receive rate	—	5.13%	4.98%	—	—	—	5.09%

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and a material weakness in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures was ineffective as of September 30, 2006.

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

In response to the above determination, the Company is examining the issue and plans to implement certain remedies, including, among other items, the deployment of greater resources in the area of international income tax accounting and the engaging of qualified outside consultants in Mexico and the United States to oversee the local tax return preparation and filing, and the tax accounting reconciliations for the subsidiaries in Mexico. During the first quarter of 2006 the Company added two tax professionals to its staff in Mexico who assisted in the preparation of the third quarter provision to ensure accuracy of the provision. The Company subjected the third quarter Mexico tax provision to rigorous accounting management review to ensure accuracy of the provision and allow these professionals adequate time to fully assume the tax accounting responsibility in Mexico. Finalization in the third quarter of 2006 of the 2005 Mexico return-to-provision adjustments were overseen by two highly qualified outside consulting firms. Additionally, the Company is recruiting a manager of international tax to oversee its international income tax accounting.

At this time, the Company is not required to issue a report on its internal control over financial reporting, or receive an attestation report on its internal control over financial reporting from its independent registered public accounting firm. The Company currently anticipates it will be required to report on its internal control over financial reporting in its December 31, 2007 Form 10-K In connection with this anticipated requirement, the Company is in the process of reviewing various internal processes and the related controls. As a result of the ongoing review work, the Company has noted certain potential issues relating to matters such as segregation of duties, computer system access, approval processes and compliance with certain policies. As these and other matters are identified, the Company is implementing process or control changes in order to remediate them. Should the Company not be successful in implementing the changes, management has not determined whether any of these matters might result in material weaknesses that would require disclosure in connection with the anticipated 2007 year-end report.

(b)	Changes in Internal Controls

Other than those changes discussed in Item 4 (a) above, there are no changes that could materially affect or reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: November 13, 2006

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ John E. Hamilton
John E. Hamilton
Chief Financial Officer
(chief accounting officer and duly authorized officer)