Form 10-K
period 2006-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2007-04-02
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 15, 2007 was $-0-. As of March 15, 2007, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

______________

DOCUMENTS INCORPORATED BY REFERENCE

None.

GRAHAM PACKAGING HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

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

The Company focuses on the sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela. On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”). Since October 7, 2004 the Company’s operations have included the operations of O-I Plastic. With this acquisition the Company essentially doubled in size.

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

The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, telephone (717) 849-8500. The Company maintains a website at www.grahampackaging.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practical after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information contained on the Company’s website is not incorporated by reference herein.

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Automotive Lubricants and Personal Care/Specialty.

The Company is a worldwide leader in the design, manufacture and sale of technology-based, value-added custom blow molded plastic containers for branded consumer products. As of December 31, 2006, the Company supplies its plastic containers to food and beverage, household, personal care/specialty and automotive lubricants product categories through 86 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in product categories where it will benefit from the continuing conversion trend toward value-added plastic packaging in place of more commodity glass, metal and paperboard packaging. The Company targets product categories that demand value-added packaging and that will benefit from conversion to plastic packaging; and it pursues opportunities with selected major consumer product companies that it expects will lead the conversion to plastic in these categories. The Company utilizes its innovative design, engineering and technological capabilities to deliver customized, value-added products to its customers in these product categories in order to distinguish their branded products and increase their sales.

From 1998 through 2006, the Company grew net sales at a compounded annual growth rate of over 19% as a result of its capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging, its acquisition on October 7, 2004 of O-I Plastic and an increase in resin prices during the period. With leading positions in each of its core product categories, the Company believes it is poised to continue to benefit from the current conversion trend towards value-added plastic packaging, offering it the opportunity to realize attractive returns on investment.

The Company has an extensive blue-chip customer base that includes many of the world’s largest branded consumer products companies. Approximately one-third of the Company’s manufacturing facilities are located on-site at its customers’ plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts. The Company’s containers are manufactured primarily from three plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2006, the Company’s top 20 customers comprised over 72% of its net sales and have been its customers for an average of over 20 years.

The combination of leading technology, product innovation, efficient manufacturing operations and strong customer relationships, including on-site facilities, has enabled the Company to generate strong volume growth, margins and returns on invested capital.

Food and Beverage. In the food and beverage product category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, sports drinks/isotonics, beer, liquor, yogurt drinks, nutritional drinks, toppings, sauces, jellies and jams. Management believes, based on internal estimates, that the Company has the leading domestic position in plastic containers for hot-fill juice and juice drinks, sports drinks, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings, condiments and beer, and the leading global position in plastic containers for yogurt drinks. The Company’s food and beverage sales have grown at a compound annual growth rate of 26% from fiscal 1998 through fiscal 2006. Based on the Company’s knowledge of and experience in the industry, its focus on markets which are likely to convert to plastic, its proprietary technologies and its current market position, Management believes the Company is strategically positioned to benefit from the estimated 60% of the domestic hot-fill food and beverage market that has yet to convert to plastic and also to take advantage of evolving domestic and international conversion opportunities like snack foods, beer, baby food and adult nutritional beverages.

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Arizona Beverages Company, LLC (“Arizona”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“CCNA”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Quaker Oats”), Tropicana Products, Inc. (“Tropicana”), Conopco Inc. (“Unilever”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2006, 2005 and 2004, the Company generated approximately 58.7%, 57.5% and 56.9%, respectively, of its net sales from food and beverage containers.

Household. In the household product category, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care and hard-surface cleaners. The growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now follows gross domestic product (“GDP”) growth as liquids have gained a predominant share of these products. It should be noted the fabric care industry is now offering some brands in a concentrated formula which will negatively impact sales in this product category.

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Colgate-Palmolive Company (“Colgate-Palmolive”), Dial Corporation (“Dial,” a division of Henkel), The Procter & Gamble Company (“Procter & Gamble”) and Unilever. For the years ended December 31, 2006, 2005 and 2004, the Company generated approximately 20.3%, 20.6% and 20.2%, respectively, of its net sales from household containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of one quart/one liter plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries, including approximately 89% of the one quart/one liter plastic motor oil containers in the U.S., based upon 2006 unit sales. The Company has been producing automotive lubricants containers since the first plastic automotive lubricants container was introduced over 20 years ago and since then has partnered with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company’s joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP plc, producer of Castrol motor oil), Chevron Products Company (“Chevron,” a Chevron U.S.A. Inc. Division, producer of Chevron and Havoline motor oils), ExxonMobil Corporation (“ExxonMobil”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2006, 2005 and 2004, the Company generated approximately 11.3%, 11.3% and 17.8%, respectively, of its net sales from automotive lubricants containers.

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

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order: Intimate Brands, Inc. (“Intimate”), Procter & Gamble and Unilever. For the years ended December 31, 2006, 2005 and 2004, the Company generated approximately 9.7%, 10.6% and 5.1%, respectively, of its net sales from personal care/specialty containers.

Additional information regarding business segments and product categories is provided in Note 21 of the Notes to Financial Statements.

Products and Raw Materials

PET, HDPE and PP resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of suppliers and the Company is not dependent upon any single supplier. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance this will be true in the future. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world. The recycling plant is located near the Company’s headquarters in York, Pennsylvania.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The Company’s customers demand a high degree of packaging design and engineering to accommodate complex container shapes and performance and material requirements, in addition to quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2006, the Company had sales to one customer, PepsiCo, which exceeded 10% of net sales. The Company’s sales to PepsiCo were 17.0% of net sales for the year ended December 31, 2006. For the year ended December 31, 2006, the Company’s twenty largest customers, who accounted for over 72% of net sales, were, in alphabetical order:

Customer (1)	Category	Company Customer Since (1)
Abbott	Food and Beverage	Mid 2000s
Arizona	Food and Beverage	Late 1990s
Ashland (2)	Automotive Lubricants	Early 1970s
BP Lubricants (3)	Automotive Lubricants	Late 1960s
Church & Dwight	Household	Late 1980s
Clement Pappas	Food and Beverage	Mid 1990s
Clorox	Food and Beverage and Household	Late 1960s
CCNA	Food and Beverage	Late 1990s
Colgate-Palmolive	Household	Mid 1980s
Danone	Food and Beverage	Late 1970s
Dial	Household and Personal Care/Specialty	Early 1990s
ExxonMobil	Automotive Lubricants	Early 2000s
Heinz	Food and Beverage	Early 1990s
Intimate	Person Care/Specialty	Late 1980s
Ocean Spray	Food and Beverage	Early 1990s
PepsiCo (4)	Food and Beverage	Early 2000s
Frito-Lay	Food and Beverage	Early 2000s
Quaker Oats	Food and Beverage	Late 1990s
Tropicana	Food and Beverage	Mid 1980s
Procter & Gamble	Household and Personal Care/Specialty	Late 1950s
Shell (5)	Automotive Lubricants	Early 1970s
Pennzoil-Quaker State	Automotive Lubricants	Early 1970s
Unilever	Household, Personal Care/Specialty and Food and Beverage	Early 1970s
Welch’s	Food and Beverage	Early 1990s

(1)	These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)	Ashland is the producer of Valvoline motor oil.
(3)	BP Lubricants is the producer of Castrol motor oil.
(4)	PepsiCo includes Frito-Lay, Quaker Oats and Tropicana.
(5)	Shell includes Pennzoil-Quaker State.

International Operations

The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As of the end of 2006, the Company had 29 manufacturing facilities located in countries outside of the United States, including Argentina (2), Belgium (2), Brazil (4), Canada (1), Ecuador (1), England (1), Finland (1), France (3), Hungary (1), Mexico (5), the Netherlands (2), Poland (2), Spain (1), Turkey (2) and Venezuela (1).

South America. The Company has four on-site plants in Argentina and Brazil and four off-site plants in Argentina, Brazil, Ecuador and Venezuela, for the production of plastic containers for all four of the Company’s core product categories.

Mexico. In Mexico, the Company has three off-site plants and two on-site plants for the production of plastic containers for all four of the Company’s core product categories.

Europe. The Company has on-site plants in each of Belgium (2), France, Hungary, the Netherlands, Poland, Spain and Turkey and seven off-site plants in England, Finland, France, the Netherlands, Poland and Turkey, for the production of plastic containers for all four of the Company’s core product categories.

Canada. The Company has one off-site facility located near Toronto, Canada to service Canadian and northern U.S. customers. This facility produces containers for all four of the Company’s core product categories.

See Note 21 of the Notes to the Consolidated Financial Statements.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company’s primary competitors include Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company competes effectively through its ability to provide superior levels of service, its speed to market and its ability to develop product innovations and improve its production technology and expertise.

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

Superior Product Design and Development Capabilities

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	aseptic HDPE container for the 8th Continent soy-based beverages;
•	hot-fill PET 16 oz. container with Monosorb™ oxygen scavenger for Tropicana Season’s Best brand, PepsiCo’s Dole brand and Welch’s brand juices;
•	hot-fill PET and PP wide-mouth jar for Ragu pasta sauce, Seneca applesauce, Welch’s jellies and jams and Signature fruit slices;
•	HDPE frozen juice container for Welch’s and Old Orchard in the largely unconverted metal and paper-composite can markets;
•	a true wide-mouth PET juice carafe for Tropicana’s Pure Premium;
•	a multi-layer HDPE canister for Frito-Lay’s Stax product;
•	a multi-layer SurShot™ PET container for ketchup, beer and juices; and
•	Downy Simple Pleasures bottle for Procter & Gamble.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its PET “Apple” container for Martinelli’s (2006 Ameristar Award), PET rectangular juice bottle for Tree Top (2006 Ameristar Award), PET “Fridge Fit” bottle for Heinz (2006 Ameristar Award and 2006 DuPont Award), dual-chamber bottle for Procter & Gamble Cosmetics (2005 Food & Drug Personal Care package of the year), ATP panel-free single serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award), Ensure reclosable bottle (2004 Ameristar Award and 2004 Dupont Award), Flexa Tube™ (2003 Dupont Award, 2003 Ameristar Award and 2003 Food & Drug Packaging Award), Coca-Cola Quatro bottle

(2002 Mexican Packaging Association) and Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association).

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

In 2005, the Company enhanced its capability with the opening of the Global Innovation & Design Center in York, Pennsylvania.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of the end of 2006, approximately one-third of its 86 manufacturing facilities were on-site at customer and vendor facilities. Within these 86 plants, the Company operates over 900 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. The Company’s manufacturing historically has not been subject to large seasonal fluctuations.

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

Cash paid for property, plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions, for 2006, 2005 and 2004 were $170.9 million, $242.6 million and $151.9 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $47 million per year. For 2007, the Company expects to make capital expenditures, excluding acquisitions, ranging from $160 million to $175 million.

Ownership

Holdings is currently owned by (i) BMP/Graham Holdings Corporation, a Delaware corporation (92.5%-owned by the Blackstone Investors, 4.8%-owned by DB Investment Partners, Inc. and 2.7%-owned by Management) (“Investor LP”), who owns an 81% limited partnership interest, (ii) BCP/Graham Holdings L.L.C., a Delaware limited liability company (wholly owned by BMP/Graham Holdings Corporation) (“Investor GP” and, together with Investor LP, the “Equity Investors”), who owns a 4% general partnership interest, (iii) GPC Holdings, L.P., a Pennsylvania limited partnership (indirectly owned by the Graham Family Investors), who owns a 14% limited partnership interest and (iv) Graham Packaging Corporation, a Pennsylvania corporation (indirectly owned by the Graham Family Investors), who owns a 1% general partnership interest. Management’s 2.7% ownership interest in Investor LP constitutes a 2.3% interest in Holdings.

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

Employees

As of December 31, 2006, the Company had approximately 8,400 employees, 6,800 of which were located in North America, 1,100 of which were located in Europe and 500 of which were located in South America. Approximately 81% of the Company’s employees are hourly wage employees, 51% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire through October 2011. In North America, 82% of the Company’s employees are hourly employees, 44% of whom are represented by various labor unions. In Europe, 77% of the Company’s employees are hourly employees, 92% of whom are represented by various labor unions. In South America, 83% of the Company’s employees are hourly employees, 49% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company’s employees.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material environmental claim for liability with respect to contamination at any location. Based on existing information, Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2006 and are not expected to be material in the future.

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

The Company’s debt agreements contain restrictions that limit its flexibility in operating its business.

On October 7, 2004 the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new first-lien credit agreement (the “Credit Agreement”) and a new second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million (the “2006 Amendment”). Proceeds of the 2006 Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. Pursuant to its terms, on March 30, 2007, the Credit Agreement was further amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “2007 Amendment”). Proceeds of the 2007 Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The 2007 Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. After giving effect to the 2007 Amendment, the Credit Agreement consists of a term loan to the Operating Company totaling $1,875.0 million (the “B Loan”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement and the Indentures for the Senior Notes and the Senior Subordinated Notes (each as defined herein) contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the activities of the Company. In addition, under the Credit Agreement, the Operating Company is required to satisfy specified financial ratios and tests. The ability of the Operating Company to comply with those provisions may be affected by events beyond the Operating Company’s control, and there can be no assurance that the Operating Company will meet those tests. The breach of any of these covenants could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable and could proceed against any collateral securing that indebtedness.

Available cash and access to additional capital may be limited by the Company’s substantial leverage.

The Company is highly leveraged. As of December 31, 2006, the Company had consolidated indebtedness of $2,546.9 million and partners’ deficit of $597.8 million and the Company’s annual net interest expense for 2006 was $207.0 million. As of December 31, 2006, $1,883.4 million of the Company’s total indebtedness was incurred under floating interest rate arrangements, $925.0 million of which was subject to interest rate swaps and $574.2 million of which was subject to forward interest rate agreements which fixed the interest rate. As a result, as of December 31, 2006, $384.2 million of the Company’s indebtedness was subject to floating interest rates. A 1% increase in interest rates would increase the Company’s annual interest payments on this debt by approximately $3.8 million. The $925.0 million of interest rate swaps expire at various points in 2007 and 2008. Availability under the Company’s Revolving Credit Facility as of December 31, 2006 was $184.4 million (as reduced by $9.6 million of outstanding letters of credit). The Company intends to fund their operating activities and capital expenditures in part through borrowings under this Revolving Credit Facility. The Company’s Credit Agreement and Indentures permit the Company to incur additional indebtedness, subject to certain limitations. All loans outstanding under the Revolving Credit Facility are scheduled to be repaid in October 2010 and scheduled annual principal repayments for the B Loan (after giving effect to the 2007 Amendment) under the Credit Agreement are as follows:

•	2007 - $14.1 million
•	2008 - $18.7 million
•	2009 - $18.7 million
•	2010 - $18.7 million

•	2011 - $1,804.8 million

All amounts outstanding under the Second-Lien Credit Agreement were repaid on March 30, 2007.

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

Increases in resin prices and reductions in resin supplies could significantly slow the Company’s growth and disrupt its operations.

The Company depends on large quantities of PET, HDPE and other resins in manufacturing its products. One of its primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. However, if the Company is not able to do so in the future and there are sustained increases in resin prices, the Company’s operating margins could be affected adversely. Furthermore, if the Company cannot obtain sufficient amounts of resin from any of its suppliers, or if there is a substantial increase in oil or natural gas prices, and as a result an increase in resin prices, the Company may have difficulty obtaining alternate sources quickly and economically, and its operations and profitability may be impaired.

The Company’s international operations are subject to a variety of risks related to foreign currencies and local law in several countries.

The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. For instance, fluctuations in the euro may materially affect the Company’s operating results. Furthermore, the Company typically prices its products in its foreign operations in local currencies. As a result, an increase in the value of the dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the Company’s profitability. In the Company’s consolidated financial statements, the Company translates its local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, the Company’s reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations increased comprehensive income by $23.2 million, decreased comprehensive income by $17.5 million and increased comprehensive income by $23.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to currency translation risks, the Company incurs a currency transaction risk whenever one of its operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Furthermore, changes in local economic conditions can affect operations. The Company’s international operations also expose it to different local political and business risks and challenges. For example, in certain countries the Company is faced with periodic political issues which could result in currency risks or the risk that the Company is required to include local ownership or management in its businesses. The above mentioned risks in North America, Europe and South America may hurt the Company’s ability to generate revenue in those regions in the future.

The company would lose a significant source of revenues and profits if it lost its largest customer.

PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade, Quaker Oats and Tropicana) is the Company’s largest customer and all product lines the Company provides to PepsiCo collectively accounted for approximately 17.0% of the Company’s net sales for the year ended December 31, 2006. The Company is not the sole supplier of plastic packaging to PepsiCo. If PepsiCo terminated its relationship with the Company, it could have a material adverse effect upon the Company’s business, financial position or results of operations. Additionally, in 2006, the Company’s top 20 customers comprised over 72% of its net sales. If any of the Company’s largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of the Company’s largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs and possible impairment of long-lived assets. This could also result in the Company’s selling, general and administrative expenses and capital expenditures representing increased portions of its revenues.

Contracts with customers generally do not require them to purchase any minimum amounts of products from the Company, so customers may not purchase amounts that meet the Company’s expectations.

The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts. Customers’ purchase orders and contracts typically vary in length with terms up to ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Changes in the cost of resin, the largest component of the Company’s cost of goods sold, are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. Despite the existence of supply contracts with its customers, although in the past its customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what the Company has expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet its expectations.

The Company’s industry is very competitive and increased competition could reduce prices and its profit margins.

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

If the Company is unable to develop product innovations and improve its production technology and expertise, the Company could lose customers or market share.

The Company’s success may depend on its ability to adapt to technological changes in the plastic packaging industry. If the Company is unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, its business and results of operations could be materially and adversely affected.

The Company may be unable to protect its proprietary technology from infringement.

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

Sales of the Company’s beverage containers may be affected by cool summer weather which may result in lower sales and profitability.

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

The Company’s operations could expose it to substantial environmental costs and liabilities.

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

Blackstone Investors control the Company and may have conflicts of interest with the Company in the future.

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

The Company’s ability to operate effectively could be impaired if it lost key personnel.

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

If the Company makes acquisitions in the future, it may experience assimilation problems and dissipation of management resources and it may need to incur additional indebtedness.

The Company’s future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisitions, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company’s ongoing business, dissipating the Company’s limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreement and the Notes, in which case it would also face certain financial risks associated with the incurring of additional indebtedness to make an acquisition, such as reducing its liquidity, access to capital markets and financial stability.

Additionally, the types of acquisitions the Company will be able to make are limited by the Company’s Credit Agreement, which limits the amount that the Company may pay for an acquisition to $120 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

The Company’s operations and profitability could suffer if it experiences labor relation problems.

As of the end of 2006, approximately 3,400 of the Company’s approximately 8,400 employees are covered by collective bargaining agreements with various international and local labor unions. In addition, as of the end of 2006, the Company operated 86 facilities, of which 40 are union facilities operated primarily by union employees. The Company’s union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of the Company’s business. In 2007, collective bargaining agreements covering approximately 130 employees will expire. Management believes that the Company enjoys good relations with its employees, and there have been no significant work stoppages in the past three years. Upon the expiration of any of the Company’s collective bargaining agreements, however, the Company may be unable to negotiate new collective bargaining agreements on terms favorable to the Company, and the Company’s business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating the Company’s collective bargaining agreements. A work stoppage at one or more of the Company’s facilities could have a material adverse effect on its business, results of operations and financial condition.

The Company’s ability to expand its operations could be adversely affected if it loses access to additional blow molding equipment.

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

At the end of 2006, the Company owned or leased 86 plants located in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela. 29 of the plants are located on-site at customer and vendor facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s principal plants and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities(1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	340,000	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Henderson, Nevada	298,407	Off-Site	Owned
5.	Vandalia, Illinois	277,500	Off-Site	Owned
6.	Rockwall, Texas	241,000	Off-Site	Owned
7.	Modesto, California	238,000	Off-Site	Owned
8.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
9.	Holland, Michigan	218,168	Off-Site	Leased
10.	Fremont, Ohio	210,883	Off-Site	Owned
11.	Bedford, New Hampshire	210,510	Off-Site	Owned
12.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
13.	Tolleson, Arizona	209,468	Off-Site	Owned
14.	Cartersville, Georgia	208,000	Off-Site	Owned
15.	Florence (Food and Beverage), Kentucky	203,000	Off-Site	Owned
16.	Edison, New Jersey	194,000	Off-Site	Owned
17.	Hazleton (Food and Beverage), Pennsylvania	185,080	Off-Site	Owned
18.	Harrisonburg, Virginia	180,000	Off-Site	Owned
19.	Muskogee, Oklahoma	177,000	Off-Site	Leased
20.	Selah, Washington	170,553	Off-Site	Owned
21.	Atlanta, Georgia	165,000	On-Site	Leased
22.	Kansas City, Missouri	162,000	Off-Site	Leased
23.	Belvidere, New Jersey	160,000	Off-Site	Owned
24.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
25.	Montgomery, Alabama	150,143	Off-Site	Leased
26.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
27.	Levittown, Pennsylvania	148,000	Off-Site	Leased
28.	Evansville, Indiana	146,720	Off-Site	Leased
29.	Iowa City, Iowa	140,896	Off-Site	Owned
30.	Woodridge, Illinois	129,850	Off-Site	Leased
31.	Baltimore, Maryland	128,500	Off-Site	Owned
32.	Santa Ana, California	127,680	Off-Site	Owned
33.	Chicago, Illinois	125,500	Off-Site	Owned
34.	Cincinnati, Ohio	111,669	Off-Site	Leased
35.	Atlanta, Georgia	111,600	Off-Site	Leased
36.	Kansas City, Kansas	111,000	On-Site	Leased
37.	Jefferson, Louisiana	109,407	Off-Site	Leased
38.	Casa Grande, Arizona	100,000	Off-Site	Leased
39.	Oakdale, California	97,934	On-Site	Leased
40.	Bradford, Pennsylvania	90,350	Off-Site	Leased
41.	Berkeley, Missouri	75,000	Off-Site	Owned
42.	Alta Vista, Virginia	62,900	Off-Site	Owned

43.	Cambridge, Ohio	57,000	On-Site	Leased
44.	Port Allen, Louisiana	56,721	On-Site	Leased
45.	Richmond, California	55,256	Off-Site	Leased
46.	Houston, Texas	52,500	Off-Site	Owned
47.	Newell, West Virginia	50,000	On-Site	Leased
48.	Lakeland, Florida	49,000	Off-Site	Leased
49.	N. Charleston, South Carolina (2)	45,000	On-Site	Leased
50.	Darlington, South Carolina	43,200	On-Site	Leased
51.	Bradenton, Florida	33,605	On-Site	Leased
52.	Vicksburg, Mississippi	31,200	On-Site	Leased
53.	Bordentown, New Jersey	30,000	On-Site	Leased
54.	Joplin, Missouri	29,200	On-Site	Leased
55.	Minster, Ohio	27,674	On-Site	Leased
56.	West Jordan, Utah	25,573	On-Site	Leased

	Canadian Packaging Facilities
57.	Mississauga, Ontario	78,416	Off-Site	Owned

	Mexican Packaging Facilities
58.	Tlalnepantla	292,000	Off-Site	Owned
59.	Pachuca	167,500	Off-Site	Owned
60.	Mexicali	59,700	Off-Site	Leased
61.	Tlaxcala	8,051	On-Site	Leased
62.	Irapuato	5,681	On-Site	Leased

	European Packaging Facilities
63.	Zoetermeer, Netherlands	254,900	On-Site	Leased
64.	Villecomtal, France	245,309	On-Site	Leased
65.	Assevent, France	186,000	Off-Site	Owned
66.	Ryttyla, Finland	182,233	Off-Site	Owned
67.	Rotselaar, Belgium	162,212	On-Site	Leased
68.	Chalgrove, England	132,000	Off-Site	Leased
69.	Etten-Leur, Netherlands	124,450	Off-Site	Leased
70.	Bierun, Poland	114,657	On-Site	Leased
71.	Sulejowek, Poland	83,700	Off-Site	Owned
72.	Meaux, France	80,000	Off-Site	Owned
73.	Aldaia, Spain	75,350	On-Site	Leased
74.	Istanbul, Turkey	50,000	Off-Site	Owned
75.	Lummen, Belgium	42,840	On-Site	Leased
76.	Eskisehir, Turkey	9,461	On-Site	Leased
77.	Nyirbator, Hungary	5,000	On-Site	Leased

	South American Packaging Facilities
78.	Sao Paulo, Brazil	71,300	Off-Site	Leased
79.	Guayaquil, Ecuador	68,500	Off-Site	Leased
80.	Valencia, Venezuela	56,000	Off-Site	Leased
81.	Buenos Aires, Argentina (San Martin)	33,524**	Off-Site	Owned/Leased
82.	Caxias, Brazil	29,493**	On-Site	Owned/Leased
83.	Longchamps, Argentina	21,530**	On-Site	Owned/Leased
84.	Inhauma, Brazil	14,208	On-Site	*
85.	Carambei, Brazil	9,310	On-Site	*

	Graham Recycling
86.	York, Pennsylvania	44,416	Off-Site	Owned

	Administrative Facilities
•	York, Pennsylvania – Technology Center	246,000	N/A	Leased
•	York, Pennsylvania	116,400	N/A	Leased
•	Warszawa, Poland	9,950	N/A	Leased
•	Blyes, France	9,741	N/A	Leased
•	Rueil, Paris, France	4,300	N/A	Leased
•	Mexico City, Mexico	360	N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.
(2)	The Company has announced the closing of this facility.

* The Company operates these on-site facilities without leasing the space it occupies.

** The building is owned and the land is leased.

Item 3.	Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind the $39 million payment they had made to the Company in compliance with a settlement agreement in April 2005. The Company filed a Motion to Dismiss the Counterclaim in January 2006. The litigation is proceeding.

In January 2005, Glass, Molders, Pottery, Plastics and Allied Workers Union filed grievances on behalf of three (3) employees claiming that the Company failed to honor certain pension obligations to the grievants, who were former employees of Owens-Brockway Plastic Products, a subsidiary of Owens-Illinois, Inc., and who were permanently laid off in plant closings by the Company following the Company’s acquisition of O-I Plastic. The grievances were referred to an Arbitrator and a hearing was held. The parties expect the Arbitrator’s decision to be issued in early April 2007. The Company and the union have agreed to and expressed their willingness to have the Arbitrator rule on a broader range of pension issues involving other former Owens-Illinois, Inc. employees thereafter employed by the Company. However, it remains unclear whether the Arbitrator intends to rule on that broader issue. Accordingly, the actual amount at stake is an open question depending on the scope of the issues on which the Arbitrator decides to rule, which cannot be predicted at this time. Although the Company believes it will prevail, nevertheless the outcome must be characterized as uncertain. The Company has determined that the outcome of this litigation will in no event exceed $5.0 million, and therefore, will not have a material effect on its financial condition or business.

The Company is party to various other litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

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

The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2006, which are derived from the Company’s audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

	Year Ended December 31,
	2006 (1)	2005 (1)	2004 (1)	2003		2002
	(In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)	$2,520.9	$2,473.4	$1,353.0	$978.7		$906.7
Cost of goods sold (2)(3)	2,233.4	2,177.9	1,159.4	798.4		735.8
Gross profit (2)(3)	287.5	295.5	193.6	180.3		170.9
Selling, general and administrative expenses (3)	131.4	127.5	86.3	66.8		63.7
Impairment charges (4)	25.9	7.3	7.0	2.5		5.1
Net loss (gain) on disposal of fixed assets (3)	13.8	13.6	2.2	(2.6)		6.9
Operating income	116.4	147.1	98.1	113.6		95.2
Interest expense (5)	207.5	185.0	140.8	97.1		82.1
Interest income	(0.5)	(0.6)	(0.3)	(0.5)		(0.3)
Other expense (income), net	2.2	0.2	(1.1)	(0.3)		0.1
Income tax provision (benefit) (6)	27.6	14.4	(2.1)	6.8		4.0
Minority interest	—	0.7	1.4	0.8		1.7
Net (loss) income	$(120.4)	$(52.6)	$(40.6)	$9.7		$7.6

OTHER DATA:
Depreciation and amortization (3)(7)	$205.5	$201.1	$112.1	$74.3		$69.0
Net cash paid for property, plant and equipment (excluding acquisitions)	170.9	242.6	151.9	91.8		92.4
Investments (including acquisitions)	1.4	18.8	1,230.6	4.1		—
Ratio of earnings to fixed charges (8)	—	—	—	1.2	x	1.1	x

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$13.3	$26.7	$22.1	$7.1		$7.3
Working capital (9)	139.4	248.0	184.9	6.4		9.0
Total assets	2,441.9	2,562.4	2,505.0	876.1		798.3
Total debt	2,546.9	2,638.3	2,465.2	1,097.4		1,070.6
Partners’ capital (deficit) (10)	(597.8)	(493.7)	(434.1)	(421.5)		(460.3)

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

(2)

Net sales increase or decrease based on fluctuations in resin prices. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company's customers and could result in a slower pace of conversions to plastic containers.

(3)

Reclassifications have been made predominantly from cost of goods sold, and from a much lesser extent selling, general and administrative expenses, to reflect as a separate line within operating income for the net loss (gain) on disposal of fixed assets for all periods presented. Amounts for this line were previously included in depreciation and amortization within cost of goods sold, and to a much lesser extent within selling, general and administrative expenses.

(4)

The Company evaluated the recoverability of its long-lived and other assets in selected locations, due to indicators of impairment, and recorded impairment charges of $14.1 million, $6.8 million, $7.0 million, $2.5 million and $5.1 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Goodwill is reviewed for impairment on an annual basis. The resulting impairment charges recognized, based on a comparison of the related net book value of the location to projected discounted future cash flows of the location, were $11.8 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” (Item 7) for a further discussion.

(5)

The years ended December 31, 2006, 2004 and 2003 include the effects of the refinancing of the Company’s prior senior credit agreements, which resulted in the write-off of debt issuance fees of $2.1 million, $20.9 million and $6.6 million, respectively, the payment in 2006 of a $1.0 million call premium related to the 2006 Amendment and the write-off of tender and call premia of $15.2 million for the year ended December 31, 2004, associated with the redemption of the Company’s prior senior subordinated notes and senior discount notes.

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
(8)

For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations before minority interest and income from equity investees, plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $100.0 million, $42.1 million and $41.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(9)	Working capital is defined as current assets less current liabilities.
(10)	As a result of the 1998 recapitalization, the Company has negative net worth for accounting purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories and, as of the end of 2006, operated 86 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

On October 7, 2004, the Company acquired O-I Plastic for approximately $1.2 billion (the “Acquisition”). Since October 7, 2004 the Company’s operations have included the operations of O-I Plastic. With this acquisition the Company essentially doubled in size.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years, the Company has experienced an overall mix shift toward smaller containers. Based on research prepared by Packaging Strategies and internal estimates, Management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through December 31, 2006, the Company has invested over $1,115.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the Acquisition, in the food and beverage product category. For the year ended December 31, 2006, the Company’s sales of containers for the food and beverage product category grew to $1,478.8 million from $573.0 million in 2003.

The Company’s household container product category is a product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are typically packaged in paper based containers such as fiber wound cans and paperboard cartons. The growth of this product category now tends to follow GDP growth as liquids have gained a predominant share of these products. The Company’s strongest position is in fabric care, where Management believes the Company is a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which will negatively impact sales in this product category. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 8% in 2006 as compared to 2005. Prior to 2003 annual volumes declined an average of approximately 1% to 2%. Management believes that the expected rate of decline in one quart motor oil containers is anticipated to be 8% to 10% per year over the next few years as the product category continues to migrate towards the quick-lube market and larger multi-quart packages.

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

As of the end of 2006, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in Argentina, Mexico and the Netherlands, as well as the Acquisition which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Brazil, Belgium and Turkey. In March 2005, the Company executed a Purchase and Sale of Equity Interest and Joint Venture Termination Agreement under which the Company terminated the joint venture agreement with Industrias Innopack, S.A. de C.V. and acquired all of the equity interests held by Industrias Innopack, S.A. de C.V. in Graham Innopack de Mexico, S. de R.L. de C.V. (“Graham Innopack”) and the operating companies thereunder. Closing of this transaction occurred on May 9, 2005.

For the year ended December 31, 2006, 72.6% of the Company’s net sales were generated by the top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance of the top twenty customers represent customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the years ended December 31, 2006, 2005 and 2004. The Company’s sales to PepsiCo were 17.0%, 17.9% and 14.9% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, approximately 100%, 98% and 99%, respectively, of the sales to PepsiCo were made in North America. The Company also had sales to one other customer which exceeded 10% of total sales in the year ended December 31, 2004. The Company’s sales to this customer were 10.2% of total sales for the year ended December 31, 2004.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during 2006, 2005 and 2004:

		Year
	2006	2005	2004
PET	$0.75	$0.77	$0.73
HDPE	0.69	0.65	0.60

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for the Company’s customers and could result in a slower pace of conversions to plastic containers.

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2006		2005		2004
	(Dollars in millions)
North America	$2,220.5	88.1%	$2,168.2	87.7%	$1,136.1	84.0%
Europe	235.9	9.3	240.1	9.7	173.4	12.8
South America	64.5	2.6	65.1	2.6	43.5	3.2
Total Net Sales	$2,520.9	100.0%	$2,473.4	100.0%	$1,353.0	100.0%

	Year Ended December 31,
	2006		2005		2004
	(Dollars in millions)
Food and Beverage	$1,478.8	58.7%	$1,422.5	57.5%	$769.9	56.9%
Household	512.3	20.3	508.7	20.6	274.0	20.2
Automotive Lubricants	284.7	11.3	278.7	11.3	240.6	17.8
Personal Care/Specialty (1)	245.1	9.7	263.5	10.6	68.5	5.1
Total Net Sales	$2,520.9	100.0%	$2,473.4	100.0%	$1,353.0	100.0%

(1)	Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household product category.

Note:

Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2005 product category data to conform to the 2006 presentation.

2006 Compared to 2005

Net Sales. Net sales for the year ended December 31, 2006 increased $47.5 million, or 1.9%, to $2,520.9 million from $2,473.4 million for the year ended December 31, 2005. The increase in sales was primarily due to an increase in resin pricing and volume, net of changes in mix and price erosion. Container units sold increased 3.7%, principally due to additional food and beverage container business where container units sold increased 7.6%. On a geographic basis, sales for the year ended December 31, 2006 in North America increased $52.3 million, or 2.4%, from the year ended December 31, 2005, primarily due to an increase in resin pricing and higher container units sold of 2.7%, net of changes in mix and price erosion. North American sales in the food and beverage, household and automotive lubricants product categories contributed $56.2 million, $18.1 million and $7.3 million, respectively, to the increase, while North American sales in the personal care/specialty product category decreased $29.3 million. Container units sold in North America increased in the food and beverage and household product categories by 7.1% and 5.0%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 7.1% and 12.6%, respectively. Sales for the year ended December 31, 2006 in Europe decreased $4.2 million, or 1.7%, from the year ended December 31, 2005. The decrease in sales was primarily due to container weight reduction programs and an overall mix shift to smaller containers, partially offset by an increase in volume and favorable exchange rate changes of approximately $3.0 million. Sales for the year ended December 31, 2006 in South America decreased $0.6 million, or 0.9%, from the year ended December 31, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers and price erosion, partially offset by favorable exchange rate changes of $3.6 million and volume.

Gross Profit. Gross profit for the year ended December 31, 2006 decreased $8.0 million to $287.5 million from $295.5 million for the year ended December 31, 2005. Gross profit for the year ended December 31, 2006 increased $1.9 million in North America and decreased $4.4 million and $5.5 million in Europe and South America, respectively, when compared to the year ended December 31, 2005. The positive impact on gross profit of added volume was offset by a negative impact of approximately $8.4 million due to the inability to recover all raw material costs related to extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also negatively impacted by a decrease in gross profit related to ongoing business of $7.3 million, partially offset by a net decrease in non-recurring charges of $5.3 million, a net decrease in project costs of $1.7 million and a favorable impact from changes in foreign currency exchange rates of $0.7 million. The decrease in gross profit related to ongoing business was primarily due to price erosion and increased inflationary pressures which are expected to increase operating costs in the foreseeable future, partially offset by operational improvements and volume. The non-recurring charges included expenses related to the integration of O-I Plastic; expenses, primarily associated with ensuring an adequate supply of resin, related to the hurricanes in the United States in the second half of 2005; and restructuring and other non-recurring expenses.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased $3.9 million to $131.4 million from $127.5 million for the year ended December 31, 2005. The increase was primarily due to increases in non-recurring charges, professional fees, recruitment expenses and depreciation expenses, partially offset by a decrease in bad debt expense. Non-recurring charges were $19.4 million and $17.9 million for the years ended December 31, 2006 and 2005, respectively, comprised of expenses relating to aborted acquisitions, the integration of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales remained at 5.2% of sales for each of the years ended December 31, 2006 and 2005.

Impairment Charges. Impairment charges were $25.9 million for the year ended December 31, 2006 as compared to $7.3 million for the year ended December 31, 2005. Due to changes in the ability to utilize certain assets in Brazil, Ecuador, England, Finland, France, the Netherlands, Poland, Spain and the United States in 2006 and in Brazil, Ecuador, France and the United States in 2005, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $14.1 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. Similarly, the Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $11.8 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, related to Ecuador, England, Finland and Venezuela in 2006 and Turkey in 2005. Goodwill was evaluated for impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the goodwill of the reporting unit to its implied fair value.

Interest Expense, Net. Interest expense, net increased $22.6 million to $207.0 million for the year ended December 31, 2006 from $184.4 million for the year ended December 31, 2005. The increase was primarily related to higher LIBOR rates in 2006 compared to 2005.

Other Expense (Income), Net. Other expense, net increased $2.0 million to $2.2 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005, primarily due to higher foreign exchange losses.

Income Tax Provision (Benefit). Income tax provision increased $13.2 million to $27.6 million for the year ended December 31, 2006 from $14.4 million for the year ended December 31, 2005. The increase was attributable to several factors. A reduced tax benefit was attributable to lower taxable income in the Company’s U.S. subsidiaries acquired as part of the acquisition of O-I Plastic and for operations in Europe and Mexico for the year ended December 31, 2006. In addition, valuation allowances were placed on certain deferred tax assets originally treated as purchased in the acquisition of O-I Plastic.

Net (Loss) Income. Primarily as a result of factors discussed above, net loss was $120.4 million for the year ended December 31, 2006 compared to net loss of $52.6 million for the year ended December 31, 2005.

2005 Compared to 2004

Net Sales. Net sales for the year ended December 31, 2005 increased $1,120.4 million, or 82.8%, to $2,473.4 million from $1,353.0 million for the year ended December 31, 2004. The increase in sales was primarily due to the acquisition of O-I Plastic, as well as an increase in resin pricing. Container units sold increased 56.1%, principally due to additional food and beverage container business where container units sold increased 53.4%. On a geographic basis, sales for the year ended December 31, 2005 in North America increased $1,032.1 million, or 90.8%, from the year ended December 31, 2004, and included higher container units sold of 78.8%, primarily due to the acquisition of O-I Plastic. North American sales in the food and beverage product category, the household product category, the automotive lubricants product category and the personal care/specialty product category contributed $602.4 million, $214.6 million, $24.4 million and $190.7 million, respectively, to the increase. Container units sold in North America increased 81.6% in the food and beverage product category, increased 85.1% in the household product category, decreased 6.0% in the automotive lubricants product category and increased 273.9% in the personal care/specialty product category. Sales for the year ended December 31, 2005 in Europe increased $66.7 million, or 38.5%, compared to sales for the year ended December 31, 2004. The increase was primarily due to the acquisition of O-I Plastic and favorable exchange rate changes of approximately $4.4 million. Container units sold in Europe increased 14.8% compared to the same period last year. Sales in South America for the year ended December 31, 2005 increased $21.6 million, or 49.7%, from the year ended December 31, 2004, primarily due to the acquisition of O-I Plastic, a 67.8% increase in container units sold and favorable exchange rate changes of approximately $7.4 million.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $101.9 million to $295.5 million from $193.6 million for the year ended December 31, 2004. Gross profit for the year ended December 31, 2005 increased $91.0 million, $5.4 million and $5.5 million in North America, Europe and South America, respectively, when compared to the year ended December 31, 2004. The net increase in gross profit resulted primarily from an increase in unit volume, principally as a result of the acquisition of O-I Plastic (partially offset by the effects of the hurricanes in the United States in the fourth quarter of 2005), of $114.1 million and a favorable impact from changes in foreign currency exchange rates of $3.0 million, offset by a net increase of expenses related to the acquisition of O-I Plastic and restructuring and other non-recurring expenses of $4.5 million ($2.6 million for North America, $2.1 million for Europe and $(0.2) million for South America) and a net increase in project costs of $10.7 million ($9.9 million for North America and $0.8 million for Europe) due to the activity and complexity level of the projects in 2005.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased $41.2 million to $127.5 million from $86.3 million for the year ended December 31, 2004. The increase was primarily due to the acquisition of O-I Plastic. Non-recurring charges were $17.9 million and $10.1 million for the years ended December 31, 2005 and 2004, respectively, comprised of expenses relating to the acquisition of O-I Plastic, global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales decreased to 5.2% of sales for the year ended December 31, 2005 from 6.4% of sales for the year ended December 31, 2004.

Impairment Charges. Impairment charges were $7.3 million for the year ended December 31, 2005 as compared to $7.0 million for the year ended December 31, 2004. Due to a change in the ability to utilize certain assets in Brazil, Ecuador, France and the United States in 2005 and in France, Spain and the United States in 2004, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair values, resulting in impairment charges of $6.8 million and $7.0 million for the years ended December 31, 2005 and 2004, respectively. Similarly, the Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $0.5 million for the year ended December 31, 2005 related to one reporting unit. Goodwill was evaluated for impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the goodwill of the reporting unit to its implied fair value.

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

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $23.2 million, decreased comprehensive income by $17.5 million and increased comprehensive income by $23.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in other expense (income) were foreign exchange losses of $1.9 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively, and foreign exchange gains of $1.3 million for the year ended December 31, 2004.

Liquidity and Capital Resources

In 2006, 2005 and 2004, the Company generated $490.4 million of cash from operations and $1,413.2 million from increased indebtedness. This $1,903.6 million was primarily used to fund $565.5 million of net cash paid for property, plant and equipment, $1,250.8 million of investments and $81.5 million of debt issuance fee payments.

Working capital, defined as current assets less current liabilities, decreased $108.6 million in 2006, primarily due to a decrease in inventories of $48.9 million, primarily due to a decrease in raw material inventories that were established at the end of 2005 to mitigate the effects on the supply of raw materials caused by the hurricanes in the United States in the latter part of 2005, reduced inventory levels due to added capacity during 2006 and a decrease in resin prices; and an increase in accounts payable and accrued expenses of $47.5 million, primarily due to a change in vendor payment terms in the fourth quarter of 2006 and higher accrued interest at the end of 2006.

The Company’s Credit Agreement (after giving effect to the 2007 Amendment) currently consists of a senior secured B Loan to the Operating Company totaling $1,875.0 million and a Revolving Credit Facility to the Operating Company totaling $250.0 million. Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million. Proceeds of the 2006 Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. Pursuant to its terms, on March 30, 2007, the Credit Agreement was further amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million. Proceeds of the 2007 Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The 2007 Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the 2007 Amendment, the B Loan is payable in quarterly installments and requires payments of $14.1 million in 2007, $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010.

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

At December 31, 2006, the Company’s total indebtedness was $2,546.9 million.

Unused lines of credit at December 31, 2006 and 2005 were $196.2 million and $61.8 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between the Company and the lending institution.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005. As of December 31, 2006, the Company was in compliance with the financial ratios and tests specified in the Credit Agreements and the Company currently anticipates being able to comply with such financial ratios and tests for the next fiscal year, however, the Company can not give any assurance this will occur.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the Notes, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. The Company believes that the inclusion of covenant compliance EBITDA in this annual report on Form 10-K is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the Notes. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net loss to covenant compliance EBITDA is as follows:

Reconciliation of net loss to EBITDA

Year Ended December 31, 2006
(In millions)
Net loss	$(120.4)
Interest income	(0.5)
Interest expense	207.5
Income tax provision	27.6
Depreciation and amortization	205.5

EBITDA	$319.7

Reconciliation of EBITDA to covenant compliance EBITDA

Year Ended December 31, 2006
(In millions)
EBITDA	$319.7
Impairment charges	25.9
Other non-cash charges (a)	13.8
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	53.8

Covenant compliance EBITDA	$418.2
(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Year Ended December 31, 2006
(In millions)
Reorganization and other costs (i)	$34.6
Project startup costs (ii)	19.2

$53.8
(i)

Represents non-recurring costs related to the integration of O-I Plastic, aborted acquisitions, expenses related to the hurricanes in the United States in the second half of 2005, global reorganization costs and other costs.

(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. After giving effect to the 2007 Amendment, the Credit Agreement requires that the Company maintain a senior secured debt to covenant compliance EBITDA ratio of a maximum of 5.50x, for the most recent four quarter period. For the four quarters ended December 31, 2006, the Operating Company’s covenant compliance EBITDA was $418.2 million. The covenant compliance EBITDA to cash interest ratio and net debt to covenant compliance EBITDA ratio were 2.05x and 6.06x, respectively, for the four quarters ended December 31, 2006, which were in compliance with the covenants as they existed prior to the 2007 Amendment. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance

EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets.

Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

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

Cash paid for property, plant and equipment, net of proceeds from sales of property, plant and equipment and excluding acquisitions, for 2006, 2005 and 2004 were $170.9 million, $242.6 million and $151.9 million, respectively. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $47 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2007, the Company expects to incur capital investments ranging from $160 million to $175 million. However, total capital investments for 2007 will depend on the size and timing of growth related opportunities. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of $46.3 million at December 31, 2006, including the $12.0 million per year obligation to Graham Engineering, an entity owned by Donald C. Graham, for products and services through December 31, 2007. See “-Transactions with Affiliates.”

Contractual Obligations and Commitments

The following table sets forth the Company's significant contractual obligations and commitments as of December 31, 2006:

		Payments Due by Period
Contractual Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
	(In millions)
Long-term debt	$2,509.3	$23.7	$32.5	$1,578.0	$875.1
Capital lease obligations	37.6	10.6	13.4	13.6	—
Interest payments	1,107.7	197.0	410.7	372.8	127.2
Operating leases	147.0	29.5	48.7	30.3	38.5
Capital expenditures	46.3	46.3	—	—	—
Total contractual cash obligations	$3,847.9	$307.1	$505.3	$1,994.7	$1,040.8

Amounts shown above have not been adjusted to reflect the 2007 Amendment to the Credit Agreement.

Interest payments are calculated based upon the Company’s 2006 year-end actual interest rates, including the effects of interest rate swaps. The assumptions used to determine the effects of the interest rate swaps include certain contractual fixed rates and variable rates based on LIBOR as of December 31, 2006.

In addition to the amounts included above, in 2007 the Company expects to make cash contributions to its pension plans of approximately $7.4 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

Off-Balance Sheet Arrangements

Other than operating leases, as of December 31, 2006, the Company did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Transactions with Affiliates

The Company’s transactions with Graham Engineering are related to equipment supplied to the Company. The Company is a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of wheels, used in extrusion blow molding, on an exclusive basis within the countries and regions in which the Company has material sales of plastic containers. The Company received equipment and related services of approximately $10.3 million, $13.1 million and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain extrusion blow molding wheel systems from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2006 has been met.

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

Innopack, S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company of approximately $1.7 million for the year ended December 31, 2004. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005.

The Graham Family Investors have supplied management services to the Company since 1998. The Company received services of approximately $2.0 million, $2.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

Blackstone Management Partners III L.L.C. has supplied management services to the Company since 1998. The Company received services of approximately $3.1 million, $3.1 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, including the annual fee paid pursuant to the Monitoring Agreement. Additionally, in connection with the Acquisition, the Blackstone Investors received a fee of approximately $24.3 million for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. The Company uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company estimates fair value using the probability-weighted expected future cash flows discounted at a risk-free rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in the Company’s evaluations.

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

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeded 4.50% prior to January of 2006. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into four forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.35%, on $1,145.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $10.9 million as of December 31, 2006. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $10.9 million unrealized gain recorded in accumulated OCI as of December 31, 2006. Approximately 99% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months.

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

The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. At December 31, 2006 and 2005 the Company had no foreign currency forward exchange contracts open.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets, as determined by Management. These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. The Company’s primary U.S. defined benefit plan for hourly and salaried employees was frozen to future salary and service accruals in the fourth quarter of 2006.

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

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The amount of such NOL’s was $157.5 million. A deferred income tax benefit of $61.8 million related to the NOL’s was included in the purchase price allocation.

For disclosure of all of the Company's significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company had significant long- and short-term debt commitments outstanding as of December 31, 2006. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. The Company manages its interest rate risk by entering into interest rate swap agreements. All of the Company’s derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Company’s financial instruments, including derivative instruments, expose the Company to interest rate risk and market risk, they are presented in the table below. For variable rate debt obligations, the tables present principal cash flows and related actual weighted average interest rates as of December 31, 2006 and 2005. For fixed rate debt obligations, the following tables present principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and actual interest rates at December 31, 2006 and 2005 for the receive rate. Note 11 of the Notes to Consolidated Financial Statements should be read in conjunction with the tables below. Also refer to the interest rate sensitivity analysis in “Risk Factors” (Item 1A).

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest							Fair Value
	Rate Swap Agreements at December 31, 2006							December
	2007	2008	2009	2010	2011	Thereafter	Total	31, 2006
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$23,328	$16,154	$16,119	$72,019	$1,505,785	$250,000	$1,883,405	$1,883,405
Average interest rate	8.91%	7.72%	7.72%	8.06%	7.72%	9.62%	8.00%
Fixed rate borrowings	$10,937	$9,733	$3,859	$8,532	$5,307	$625,114	$663,482	$671,320
Average interest rate	7.69%	7.72%	7.69%	7.74%	7.71%	9.32%	9.23%
Total interest rate sensitive liabilities	$34,265	$25,887	$19,978	$80,551	$1,511,092	$875,114	$2,546,887	$2,554,725
Derivatives matched against liabilities:
Pay fixed swaps	$650,000	$275,000					$925,000	$10,725
Pay rate	3.98%	4.11%					4.02%
Receive rate	4.18%	4.35%					4.23%

Debt amounts above have not been adjusted to reflect the 2007 Amendment to the Credit Agreement.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest							Fair Value
	Rate Swap Agreements at December 31, 2005							December
	2006	2007	2008	2009	2010	Thereafter	Total	31, 2005
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$22,107	$14,635	$14,635	$14,600	$202,000	$1,713,000	$1,980,977	$1,980,977
Average interest rate	8.09%	6.48%	6.48%	6.48%	7.07%	6.96%	6.97%
Fixed rate borrowings	$5,752	$9,638	$8,112	$2,104	$6,634	$625,123	$657,363	$647,138
Average interest rate	7.66%	7.71%	7.75%	7.78%	7.78%	9.32%	9.25%
Total interest rate sensitive liabilities	$27,859	$24,273	$22,747	$16,704	$208,634	$2,338,123	$2,638,340	$2,628,115
Derivatives matched against liabilities:
Pay fixed swaps	$400,000	$650,000	$275,000				(1)	$14,514
Pay rate	2.60%	3.98%	4.11%
Receive rate	4.47%	4.74%	4.77%

(1) Swaps maturing in 2007 and 2008 are forward starting at expiration of existing swaps; therefore totals are not applicable.

There were no forward exchange contracts outstanding as of December 31, 2006 and 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 30, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,327	$26,684
Accounts receivable, net	240,692	251,357
Inventories	238,941	287,810
Deferred income taxes	15,409	13,069
Prepaid expenses and other current assets	64,870	50,997
Total current assets	573,239	629,917
Property, plant and equipment:
Machinery and equipment	1,962,386	1,788,812
Land, buildings and leasehold improvements	281,119	268,846
Construction in progress	143,259	173,465
	2,386,764	2,231,123
Less accumulated depreciation and amortization	960,752	787,663
Property, plant and equipment, net	1,426,012	1,443,460
Intangible assets, net	78,511	81,633
Goodwill	303,394	317,171
Other non-current assets	60,781	90,197
Total assets	$2,441,937	$2,562,378

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$206,672	$177,600
Accrued expenses	194,837	176,432
Current portion of long-term debt	32,308	27,859
Total current liabilities	433,817	381,891
Long-term debt	2,514,579	2,610,481
Deferred income taxes	28,538	22,593
Other non-current liabilities	62,759	41,123
Commitments and contingent liabilities (see Notes 19 and 20)	—	—
Partners’ capital (deficit):
General partners	(30,965)	(24,946)
Limited partners	(595,148)	(478,513)
Notes and interest receivable for ownership interests	(3,295)	(3,102)
Accumulated other comprehensive income	31,652	12,851
Total partners’ capital (deficit)	(597,756)	(493,710)
Total liabilities and partners’ capital (deficit)	$2,441,937	$2,562,378

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2006	2005	2004

Net sales	$2,520,936	$2,473,449	$1,352,955
Cost of goods sold	2,233,439	2,177,918	1,159,335

Gross profit	287,497	295,531	193,620
Selling, general and administrative expenses	131,414	127,534	86,295
Impairment charges	25,875	7,263	6,996
Net loss on disposal of fixed assets	13,851	13,591	2,250

Operating income	116,357	147,143	98,079
Interest expense	207,503	184,995	140,832
Interest income	(552)	(633)	(332)
Other expense (income), net	2,192	244	(1,086)

Loss before income taxes and minority interest	(92,786)	(37,463)	(41,335)
Income tax provision (benefit)	27,590	14,450	(2,148)
Minority interest	—	728	1,445

Net loss	$(120,376)	$(52,641)	$(40,632)

Net loss allocated to general partners	$(6,019)	$(2,632)	$(2,032)
Net loss allocated to limited partners	$(114,357)	$(50,009)	$(38,600)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
Consolidated balance at January 1, 2004	$(20,282)	$(390,182)	$(2,749)	$(8,327)	$(421,540)

Net loss for the year	(2,032)	(38,600)	—	—	(40,632)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	5,813	5,813
Additional minimum pension liability (net of tax of $381)	—	—	—	(611)	(611)
Cumulative translation adjustment (net of tax of $0)	—	—	—	23,033	23,033

Comprehensive loss					(12,397)
Stock compensation expense	—	8	—	—	8
Interest on notes receivable for ownership interests	—	—	(171)	—	(171)

Consolidated balance at December 31, 2004	(22,314)	(428,774)	(2,920)	19,908	(434,100)

Net loss for the year	(2,632)	(50,009)	—	—	(52,641)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	11,129	11,129
Additional minimum pension liability (net of tax of $387)	—	—	—	(673)	(673)
Cumulative translation adjustment (net of tax of $0)	—	—	—	(17,513)	(17,513)

Comprehensive loss					(59,698)
Stock compensation expense	—	270	—	—	270
Interest on notes receivable for ownership interests	—	—	(182)	—	(182)

Consolidated balance at December 31, 2005	(24,946)	(478,513)	(3,102)	12,851	(493,710)

Net loss for the year	(6,019)	(114,357)	—	—	(120,376)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(3,648)	(3,648)
Adjustment to minimum pension liability prior to adoption of SFAS 158 (as defined in Note 1) (net of tax of $(273)), pension and postretirement plans	—	—	—	1,837	1,837
Cumulative translation adjustment (net of tax of $0)	—	—	—	23,197	23,197

Comprehensive loss					(98,990)
Adjustment to initially apply SFAS 158 (net of tax of $239), pension and postretirement plans	—	—	—	(2,585)	(2,585)
Stock compensation expense	—	187	—	—	187
Interest on notes receivable for ownership interests	—	—	(193)	—	(193)
Repurchase of options	—	(2,762)	—	—	(2,762)
Exercise of options	—	297	—	—	297

Consolidated balance at December 31, 2006	$(30,965)	$(595,148)	$(3,295)	$31,652	$(597,756)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(120,376)	$(52,641)	$(40,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	205,518	201,056	112,114
Amortization of debt issuance fees	12,490	10,302	27,654
Net loss on disposal of fixed assets	13,851	13,591	2,250
Impairment charges	25,875	7,263	6,996
Stock compensation expense	187	270	8
Minority interest	—	728	1,445
Foreign currency transaction loss (gain)	411	535	(1,067)
Interest receivable for ownership interests	(193)	(182)	(171)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	14,819	(3,521)	(18,612)
Inventories	50,931	(52,287)	(24,311)
Prepaid expenses and other current assets	(12,535)	(4,900)	(5,749)
Other non-current assets	8,666	(2,929)	(4,570)
Other non-current liabilities	24,823	2,315	(1,716)
Accounts payable and accrued expenses	38,484	397	53,822
Net cash provided by operating activities	262,951	119,997	107,461

Investing activities:
Cash paid for property, plant and equipment	(190,539)	(257,605)	(154,282)
Proceeds from sale of property, plant and equipment	19,605	14,994	2,359
Acquisitions of/investments in businesses, net of cash acquired	(1,426)	(18,773)	(1,230,563)
Net cash used in investing activities	(172,360)	(261,384)	(1,382,486)

Financing activities:
Proceeds from issuance of long-term debt	809,828	1,115,762	2,872,524
Payment of long-term debt	(913,722)	(965,672)	(1,505,534)
Contributions to minority shareholders	—	—	(182)
Proceeds from issuance of partnership units	297	—	—
Debt issuance fees	(1,000)	(2,145)	(78,389)
Net cash (used in) provided by financing activities	(104,597)	147,945	1,288,419

Effect of exchange rate changes on cash and cash equivalents	649	(2,005)	1,670
(Decrease) increase in cash and cash equivalents	(13,357)	4,553	15,064
Cash and cash equivalents at beginning of year	26,684	22,131	7,067
Cash and cash equivalents at end of year	$13,327	$26,684	$22,131

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$179,673	$172,003	$115,419
Cash paid for taxes	$18,646	$10,128	$6,769
Non-cash investing and financing activities:
Capital leases	$11,939	$22,784	$—
Accruals related to investing and financing activities	$37,794	$35,176	$7,337

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Description of Business

The Company focuses on the manufacture and sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United States and Venezuela.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable and collectability is reasonably assured. Revenue is recognized at time of shipment. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of goods sold in the consolidated statements of operations.

Research and Development Costs

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs were $16.5 million, $15.8 million and $6.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

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

The Company accounts for its molds in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” All molds, whether owned by the Company or its customers, are included in machinery and equipment in the consolidated balance sheet.

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”

Intangible Assets

Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. See Note 7.

Goodwill

Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, and written down to fair value if considered impaired. See Notes 6, 8 and 21.

Other Non-Current Assets

Other non-current assets primarily include debt issuance fees and deferred income tax assets. Debt issuance fees totaled $54.7 million and $66.2 million as of December 31, 2006 and 2005, respectively. These amounts are net of accumulated amortization of $23.3 million and $12.9 million as of December 31, 2006 and 2005, respectively. Amortization is computed by the effective interest method over the term of the related debt.

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

DECEMBER 31, 2006

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

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate (the applicable interest rate offered to banks in the London interbank eurocurrency market) and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. Also in 2004, the Company entered into an interest rate cap agreement, under which the Company would receive interest on $200.0 million notional amount of variable rate debt based on the Eurodollar rate to the extent the rate exceeded 4.50% prior to January of 2006. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into four forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.35%, on $1,145.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133. The effective portion of the cash flow hedges is recorded in OCI and was an unrealized gain of $10.9 million as of December 31, 2006. Failure to properly document the Company’s interest rate swaps as effective hedges would result in income statement recognition of all or part of the cumulative $10.9 million unrealized gain recorded in accumulated OCI as of December 31, 2006. Approximately 99% of the amount recorded within OCI is expected to be recognized as interest expense in the next twelve months.

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

The Company also enters into forward exchange contracts, when considered appropriate, to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as fair value hedges. At December 31, 2006 and 2005 the Company had no foreign currency forward exchange contracts open.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Accounting for defined benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. The Company evaluates these assumptions at least once each year or as facts and circumstances dictate and make changes as conditions warrant. Changes to these assumptions will increase or decrease the Company’s reported income, which will result in changes to the recorded benefit plan assets and liabilities.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

Comprehensive Income

Changes in fair value of derivatives designated and accounted for as cash flow hedges, pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net loss to determine total comprehensive income (loss), which is displayed in the Consolidated Statements of Partners’ Capital (Deficit).

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2004	$(2,428)	$(3,257)	$(2,642)	$(8,327)
Change	5,813	(611)	23,033	28,235
Balance at December 31, 2004	3,385	(3,868)	20,391	19,908
Change	11,129	(673)	(17,513)	(7,057)
Balance at December 31, 2005	14,514	(4,541)	2,878	12,851
Change	(3,648)	—	23,197	19,549
Adjustment to minimum pension liability prior to adoption of SFAS 158	—	1,837	—	1,837
Adjustment to initially apply SFAS 158	—	(2,585)	—	(2,585)
Balance at December 31, 2006	$10,866	$(5,289)	$26,075	$31,652

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

Option Plans

In 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123(R), companies are to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS 123(R) retains the modified grant date model from SFAS 123. Under that model, compensation cost is measured at the fair value of an award on the grant date and adjusted to reflect estimated forfeitures and the outcome of certain conditions over the requisite service period of the award. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is modified). The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006. Under SFAS 123 (R), actual tax benefits, if any, recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits, if any, were reported as an operating cash inflow. The adoption of SFAS 123(R) has not had a significant impact on the Company’s financial statements.

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all unit options were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. However, as part of the North American reductions in force that occurred in 2005, certain individuals were terminated and were allowed to keep their unit options, resulting in compensation cost for the years ended December 31, 2006 and 2005 under SFAS 123 of $0.2 million and $0.3 million, respectively. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net loss for 2006, 2005 and 2004 would have been reflected as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net loss, as reported	$(120,376)	$(52,641)	$(40,632)
Add: stock-based compensation expense included in reported net loss, net of income taxes	187	270	8
Deduct: total stock-based compensation expense under the fair value method for all awards, net of income taxes	(1,122)	(1,441)	(328)
Pro forma net loss	$(121,311)	$(53,812)	$(40,952)

Postemployment Benefits

The Company maintains a supplemental income plan, which provides postemployment benefits to a former employee of the Company. Accrued postemployment benefits of approximately $1.8 million and $2.2 million as of December 31, 2006 and 2005, respectively, were included in other non-current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of APB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 and the adoption of SFAS 151 did not have a significant impact on its financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company is required to adopt FIN 48 on January 1, 2007 and is still evaluating the possible effect of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect SFAS 155 to have a material impact on its financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for the Company as of January 1, 2007. The Company does not expect EITF 06-3 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS 158. Under SFAS 158, companies are required to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive income. The Company has adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 resulted in a decrease in total partners’ capital (deficit) of $2.6 million as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, refer to Note 14.

In September 2006, the Securities and Exchange Commission issued Staff Account Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB 108 for the year ended December 31, 2006 and the adoption of SAB 108 did not have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract–by–contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Therefore, the Company may adopt SFAS 159 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 159 on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation, including the following:

•

a reclassification to reflect as a separate line item within operating income on the Consolidated Statements of Operations the net loss on disposal of fixed assets; amounts for this line item were previously included predominantly in cost of goods sold; the amounts (in thousands) were $13,591 and $2,250 for the years ended December 31, 2005 and 2004, respectively;

•

a reclassification of the tax effect between the changes in additional minimum pension liability and cumulative translation adjustment on the Consolidated Statements of Partners’ Capital (Deficit); the amounts (in thousands) were $387 and $381 for the years ended December 31, 2005 and 2004, respectively;

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

•

a reclassification to reflect as a separate line item within operating activities on the Consolidated Statements of Cash Flows the net loss on disposal of fixed assets; amounts for this line item were previously included in depreciation and amortization; the amounts (in thousands) were $13,591 and $2,250 for the years ended December 31, 2005 and 2004, respectively; and

•

a reclassification to reflect as separate components of cash provided by operating activities on the Consolidated Statements of Cash Flows, other non-current assets and other non-current liabilities, which were previously aggregated; accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities; the amounts (in thousands) were cash outflows from changes in other non-current assets of $2,929 and $4,570 for the years ended December 31, 2005 and 2004, respectively, a cash inflow from a change in other non-current liabilities of $2,315 for the year ended December 31, 2005 and a cash outflow from a change in other non-current liabilities of $1,716 for the year ended December 31, 2004.

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

As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings and Investor GP owns a 4% general partnership interest in Holdings. Certain Graham Entities or affiliates thereof or other entities controlled by Donald C. Graham and his family (the “Graham Family Investors”) have retained a 1% general partnership interest and a 14% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

3.	Acquisitions

Purchase of O-I Plastic

On October 7, 2004, the Company acquired O-I Plastic. With this acquisition the Company essentially doubled in size.

The Company acquired O-I Plastic for a total purchase price (including acquisition-related costs of $30.7 million) of $1,191.8 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the acquired operation are included in the financial statements of the Company beginning on October 7, 2004. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values. The allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

Cash	$10,860
Accounts receivable	130,023
Inventories	140,771
Deferred income taxes	14,039
Prepaid expenses and other current assets	11,312
Total current assets	307,005
Property, plant and equipment	679,303
Intangible assets	81,000
Goodwill	291,336
Other non-current assets	6,990

Total	1,365,634
Less liabilities assumed	173,859

Net cost of acquisition	$1,191,775

The purchase agreement related to O-I Plastic contains a stated purchase price of $1,200.0 million, which was paid on October 7, 2004, subject to adjustments based on the level of working capital acquired, indebtedness assumed and certain other measures. The Company and the sellers resolved these adjustments to the purchase price in April 2005, resulting in a return to the Company of $38.9 million. In addition, the purchase agreement provides information on certain net operating loss carryforwards for U.S. federal income tax purposes (“NOL’s”) that are allocated from the sellers to O-I Plastic. The amount of such NOL’s was $157.5 million. A deferred income tax benefit of $61.8 million related to the NOL’s has been included in the purchase price allocation above.

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

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that all of the above acquisitions had taken place at the beginning of each period presented:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	Year Ended December 31,
	2005	2004
	(In millions)
As reported – net sales	$2,473	$1,353
Pro forma – net sales	$2,479	$2,256
As reported – net loss	$(53)	$(41)
Pro forma – net loss	$(51)	$(29)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $6.3 million and $11.3 million at December 31, 2006 and 2005, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the years ended December 31, 2006, 2005 and 2004. The Company’s sales to this customer were 17.0%, 17.9% and 14.9% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, approximately 100%, 98% and 99%, respectively, of the sales to PepsiCo were made in North America. The Company also had sales to Dial which exceeded 10% of total sales in the year ended December 31, 2004. The Company’s sales to Dial were 10.2% of total sales for the year ended December 31, 2004.

5.	Inventories

Inventories, at lower of cost or market, consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Finished goods	$175,362	$195,533
Raw materials and parts	63,579	92,277
	$238,941	$287,810

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

6.	Impairment Charges

During 2006, the Company evaluated the recoverability of its long-lived assets in the following locations (with the operating segment under which it reports in parentheses) due to a significant change in the ability to utilize certain assets:

•	Brazil (South America);
•	Ecuador (South America);
•	England (Europe);
•	Finland (Europe);
•	France (Europe);
•	the Netherlands (Europe);
•	Poland (Europe);
•	Spain (Europe); and
•	the United States (North America).

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

For assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of certain long-lived assets in these locations. Accordingly, the Company adjusted the carrying value of these long-lived assets in these locations to their estimated fair values, resulting in impairment charges of $14.1 million, $6.8 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $11.8 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, related to the following locations (with the operating segment under which it reports in parentheses):

•	Ecuador in 2006 (South America);
•	England in 2006 (Europe);
•	Finland in 2006 (Europe);
•	Turkey in 2005 (Europe); and
•	Venezuela in 2006 (South America).

Goodwill was evaluated for impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the goodwill of the reporting unit to its implied fair value.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

7.	Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2006 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$23,982	$(5,011)	$18,971	11 years
Customer relationships	41,982	(5,559)	36,423	18 years
Licensing agreements	28,000	(5,727)	22,273	11 years
Non-compete agreements	1,544	(700)	844	5 years

Total	$95,508	$(16,997)	$78,511

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2005 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$23,169	$(2,822)	$20,347	11 years
Customer relationships	38,130	(2,787)	35,343	19 years
Licensing agreements	28,000	(3,182)	24,818	11 years
Non-compete agreement	1,500	(375)	1,125	5 years

Total	$90,799	$(9,166)	$81,633

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $7.7 million, $7.1 million and $2.2 million, respectively. Estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in millions):

2007	$7.4
2008	7.4
2009	7.3
2010	7.1
2011	7.0

8.	Goodwill

The changes in the carrying amount of goodwill were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2005	$333,174	$16,916	$694	$350,784
Goodwill acquired during the year	5,420	295	769	6,484
Return of purchase price related to the acquisition of O-I Plastic (see Note 3)	(38,900)	—	—	(38,900)
Adjustments to O-I Plastic purchase price allocation*	(13,714)	2,060	11,173	(481)
Foreign currency translation adjustments	2,178	(1,556)	(901)	(279)
Impairment	—	(437)	—	(437)

Balance at December 31, 2005	288,158	17,278	11,735	317,171

Foreign currency translation adjustments	(642)	2,124	79	1,561
Impairment	—	(2,661)	(9,068)	(11,729)
Other adjustments	(2,676)	(914)	(19)	(3,609)

Balance at December 31, 2006	$284,840	$15,827	$2,727	$303,394

*Adjustments relate primarily to the fixed asset valuation and deferred tax adjustments, as well as the finalization of the allocation of the purchase price among the segments.

9.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued employee compensation and benefits	$58,491	$60,748
Accrued interest	34,885	20,281
Accrued sales allowance	20,254	18,774
Other	81,207	76,629
	$194,837	$176,432

For the year ended December 31, 2006, the Company incurred costs of termination benefits in the United States of $1.6 million, which included the legal liability of severing 46 employees, all of which were terminated by December 31, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2007. For the year ended December 31, 2006, the Company incurred costs of termination benefits in the United States of $5.3 million related to the separation of its Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated as of December 31, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 37 employees, all of which were terminated as of December 31, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2004, the Company accrued costs of employee termination benefits in the United States related to plant closures of $3.3 million, and in 2005 reduced the accrual for these plants by $1.4 million. In accordance with EITF 95-3, this liability was treated as having been assumed in the purchase business combination of O-I Plastic and included in the allocation of the acquisition cost. (Refer to Note 3 for a discussion of this acquisition). 248 employees of these plants have been terminated as of December 31, 2006. All of the cash payments for these termination benefits have been made as of December 31, 2006. Additional termination benefits were incurred in

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

2002, 2003 and 2004 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

The following table reflects a rollforward of these costs, $3.4 million of which is included in other non-current liabilities and the remainder of which is included in accrued employee compensation and benefits (in thousands):

	2002/ 2003 France Reduction in Force	2003 North America Reduction in Force	2004 United States Reduction in Force	2005/ 2006 United States Plant Closures	2005 United States Reduction in Force	2005 France Reduction in Force	2006 United States Reduction in Force	2006 CEO/CFO Separations	Total
Reserves at January 1, 2005	$631	$777	$77	$3,294	$—	$—	$—	$—	$4,779
(Decrease) increase in reserves	—	(3)	1	(1,449)	2,291	3,845	—	—	4,685
Cash payments	(232)	(302)	(78)	(1,845)	(720)	—	—	—	(3,177)
Reserves at December 31, 2005	399	472	—	—	1,571	3,845	—	—	6,287
(Decrease) increase in reserves	(101)	—	—	—	101	—	1,608	5,256	6,864
Cash payments	(5)	(232)	—	—	(1,214)	(3,066)	(672)	(128)	(5,317)
Reserves at December 31, 2006	$293	$240	$—	$—	$458	$779	$936	$5,128	$7,834

10.	Debt Arrangements

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Term loans	$1,819,861	$1,785,500
Revolving Credit Facility	56,000	187,500
Foreign and other revolving credit facilities	7,174	7,472
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	37,607	31,605
Other	1,245	1,263
	2,546,887	2,638,340
Less amounts classified as current	32,308	27,859
	$2,514,579	$2,610,481

The majority of the Company’s prior credit facilities were refinanced on October 7, 2004 in connection with the acquisition of O-I Plastic (the “Transactions”). The Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new credit agreement (the “Credit Agreement”) and second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million (the “2006 Amendment”). Proceeds of the 2006 Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. Pursuant to its terms, on March 30, 2007, the Credit Agreement was further amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “2007 Amendment”). Proceeds of the 2007 Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The 2007 Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. After giving effect to the 2007 Amendment, the Credit Agreement consists of a term loan B to the Operating Company totaling $1,875.0 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company under the Credit Agreement are

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the 2007 Amendment to the Credit Agreement, the term loan B is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The second-lien term loan was repaid in March 2007. The Revolving Credit Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of December 31, 2006 was $184.4 million (as reduced by $9.6 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 1.75% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2006, the Company was in compliance with all covenants as they existed prior to the 2007 Amendment.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

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

During 2004 and 2005, the Operating Company entered into forward starting interest rate swap agreements that effectively fix the interest rate on $925.0 million of the Term Loans at a weighted average rate of 4.02%. These swaps went into effect at various points in 2006 and expire in December 2007 ($650.0 million) and January 2008 ($275.0 million). In addition, in 2004 the Operating Company entered into a $200.0 million interest rate cap that expired in January 2006.

During 2006, the Operating Company entered into four forward rate agreements that effectively fix the interest rate on $1,145.2 million of the Term Loans at a weighted average rate of 5.35%. These forward rate agreements went into effect at various points in 2006 and expire in 2007.

The Credit Agreement and Notes contain a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests beginning with the first quarter of 2005.

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

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

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loans and Revolving Credit Facility was 7.99% and 6.96% at December 31, 2006 and 2005, respectively, excluding the effect of interest rate swaps.

The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, Brazilian Real, Argentine Pesos, Polish Zloty and Venezuela Bolivar, with aggregate available borrowings at December 31, 2006 equivalent to $19.0 million. The Company’s average effective interest rate on borrowings of $7.2 million on these credit facilities at December 31, 2006 was 11.6%. The Company’s average effective interest rate on borrowings of $7.5 million on these credit facilities at December 31, 2005 was 11.2%.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

Cash paid for interest during 2006, 2005 and 2004, net of amounts capitalized of $9.5 million, $6.1 million and $1.8 million, respectively, and inclusive of tender and call premia for 2004 on debt retired during 2004 of $15.2 million, totaled $179.7 million, $172.0 million and $115.4 million, respectively.

After giving effect to the 2007 Amendment, the annual debt service requirements of the Company for the succeeding five years are as follows: 2007--$32.3 million; 2008--$28.6 million; 2009--$22.7.0 million; 2010--$28.1 million; and 2011--$1,810.0 million.

11.	Fair Value of Financial Instruments and Derivatives

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes and totaled approximately $663.5 million and $657.4 million at December 31, 2006 and 2005, respectively. The fair value of this long-term debt, including the current portion, was approximately $671.3 million and $647.1 million at December 31, 2006 and 2005, respectively.

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

Interest rate swap and forward rate agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2006 and 2005, the assets associated with interest rate swaps were recorded on the balance sheet in prepaid expenses and other current assets and other non-current assets at fair value. The hedges are highly effective as defined in SFAS 133, with the effective portion of the cash flow hedges recorded in OCI.

The following table presents information for all interest rate swaps, forward rate agreements and caps. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company’s exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	December 31,
	2006	2005
	(In thousands)
Swaps:
Notional amount	$925,000	$1,325,000
Fair value – asset	10,725	14,514

Forward rate agreements:
Notional amount	1,145,241	0
Fair value – asset	206	0

Caps:
Notional amount	0	200,000
Fair value – asset	0	0

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. In 2006 and 2005, the effect of derivatives was to decrease interest expense by $11.5 million and $2.8 million, respectively, compared to an entirely unhedged variable rate debt portfolio. Due to declining interest rates in 2004, the effect of derivatives was to increase interest expense by $4.6 million compared to an entirely unhedged variable rate debt portfolio.

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

Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2006 and 2005.

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

The Company is a party to various leases involving real property and equipment. Total rent expense for operating leases was $54.3 million, $49.1 million and $32.4 million for 2006, 2005 and 2004, respectively. Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2006 are as follows: 2007--$29.5 million; 2008--$26.9 million; 2009--$21.8 million; 2010--$17.1 million; 2011--$13.2 million; and thereafter--$38.5 million. Minimum future lease obligations on capital leases in effect at December 31, 2006 are as follows: 2007--$10.6 million; 2008--$9.6 million; 2009--$3.8 million; 2010--$8.4 million; 2011--$5.2 million; and thereafter--$0.0 million. The gross amount of assets under capital leases was $55.6 million and $43.2 million as of December 31, 2006 and 2005, respectively.

13.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company’s transactions with Graham Engineering Corporation (“Graham Engineering”) are related to equipment supplied to the Company. The Company is a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering, under which Graham Engineering will provide the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, on an exclusive basis within the countries and regions in which the Company has material sales of plastic containers. Innopack,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005. The Graham Family Investors have supplied management services to the Company since 1998. Blackstone Management Partners III L.L.C. has supplied management services to the Company since 1998.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Equipment and related services purchased from affiliates	$10,311	$13,147	$13,610
Goods and related services purchased from affiliates	$35	$41	$1,655
Management services provided by affiliates, including management, legal, tax, accounting, insurance, treasury and employee benefits administration services	$5,140	$5,156	$2,912
Advisory services related to the Transactions	$—	$—	$24,250
Services provided and sales to affiliates, including administrative services, engineering services and raw materials	$—	$20	$2
Interest income on notes receivable from owners	$193	$182	$171

Account balances with affiliates included the following:

	As of December 31,
	2006	2005
	(In thousands)
Accounts receivable	$—	$1
Accounts payable	$907	$1,132
Notes and interest receivable for ownership interests	$3,295	$3,102

Gary G. Michael, a member of the committee that advises the partnership and the general partners (the “Advisory Committee”), also serves on the Board of Director’s of The Clorox Company, which is a related party of the Company. Included in current assets at December 31, 2006 and 2005 were receivables to The Clorox Company of $1.7 million and $2.9 million, respectively. Included in net sales for the year ended December 31, 2006, 2005 and 2004 were net sales to The Clorox Company of $30.6 million, $32.0 million and $6.3 million, respectively.

14.	Pension Plans

Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans.

The U.S. defined benefit plan covering salaried employees provides retirement benefits based on the final five years average compensation, while plans covering hourly employees provide benefits based on years of service. The Company’s hourly and salaried pension plan covering non-union employees was frozen to future salary and service accruals in the fourth quarter of 2006. The Company recorded a $3.1 million curtailment gain in the fourth quarter of 2006 as a result of the plan freeze.

On September 29, 2006, the FASB issued SFAS 158. The Company adopted SFAS 158 effective December 31, 2006. The impact of the adoption of SFAS 158 has been reflected within the consolidated financial statements as of December 31, 2006. The incremental effect of applying SFAS 158 is disclosed as part of this footnote.

The Company uses a December 31 measurement date for its plans. All of its plans have a benefit obligation in excess of plan assets.

Using the most recent actuarial valuations, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2006 and 2005:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	2006	2005
	(In thousands)
Change in benefit obligations:
Benefit obligation at beginning of year	$(89,206)	$(73,640)
Service cost	(11,105)	(10,762)
Interest cost	(5,018)	(4,390)
Benefits paid	1,731	2,006
Employee contribution	(88)	(109)
Effect of exchange rate changes	(1,163)	811
Special termination benefits	(14)	—
Actuarial gain (loss)	4,798	(4,051)
Settlements/curtailments	15,627	1,403
Decrease in benefit obligation due to plan experience	—	730
Increase in benefit obligation due to plan change	(119)	(1,204)
Benefit obligation at end of year	$(84,557)	$(89,206)

Change in plan assets:
Plan assets at fair value at beginning of year	$53,440	$45,774
Actual return on plan assets	5,296	3,407
Foreign currency exchange rate changes	875	(504)
Employer contribution	10,684	7,319
Employee contribution	88	109
Settlements	—	(670)
Benefits paid	(1,714)	(1,995)
Plan assets at fair value at end of year	$68,669	$53,440

Funded status at end of year	$(15,888)	$(35,766)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(24)	(9,798)
Non-current liability	(15,864)	$(11,377)
Intangible asset	—	4,223
Accumulated other comprehensive income	—	5,335
Net amount recognized	$(15,888)	$(11,617)

Amounts recognized in accumulated other comprehensive income:
Transition liability	$—
Prior service cost	2,389
Net actuarial loss	2,921
Total	$5,310

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Prior service cost for period	$—
Change in minimum liability included in OCI	(2,094)
Total	$(2,094)

The following table provides a breakdown of the incremental effect of applying SFAS 158 on individual line items on the balance sheet at December 31, 2006:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)
Liability for pension benefits	$(16,210)	$322	$(15,888)
Intangible asset	2,390	(2,390)	—
Accumulated other comprehensive income	3,245	2,065	5,310
Effect of exchange rate changes	(3)	—	(3)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0.3 million, respectively.

The Company’s net pension cost for its defined benefit pension plans includes the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Service cost	$11,105	$10,762	$4,127
Interest cost	5,019	4,390	3,338
Net investment return on plan assets	(4,748)	(4,096)	(3,245)
Curtailment (gain) loss	(3,217)	—	106
Net amortization and deferral	1,235	1,051	838
Special benefits	14	—	—
Settlement gain	—	(726)	—
Net periodic pension costs	$9,408	$11,381	$5,164

	Actuarial Assumptions
	U.S.	Canada	England	Mexico
Discount rate:
2006	5.75%	5.00%	5.00%	5.59%
2005	5.75%	5.00%	4.90%	7.46%
2004	6.00%	6.00%	5.40%	8.68%

Long-term rate of return on plan assets:
2006	8.75%	8.00%	6.92%	N/A
2005	8.75%	8.00%	6.20%	N/A
2004	8.75%	8.00%	6.60%	N/A

Weighted average rate of increase for future compensation levels:
2006	4.50%	4.00%	3.60%	4.91%
2005	4.50%	4.00%	3.50%	4.88%
2004	4.50%	4.00%	3.50%	5.55%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2006, the Company’s asset allocation was 65% with equity managers, 34% with fixed income managers and 1% other. At December 31, 2005, the Company’s asset allocation was 66% with equity managers, 33% with fixed income managers and 1% other. The Company believes that its long-term asset

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption is 8.75% in 2006 and 2005. Asset allocation for the Company’s Canadian plan is substantially similar to the U.S. plan. Asset allocation for the Company’s U.K. plan is 48% with equity managers, 23% with fixed income managers and 29% in real estate.

The Company made cash contributions to its pension plans in 2006 of $10.7 million and paid benefit payments of $1.7 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2007 of $7.4 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
(In thousands)
2007	$1,626
2008	1,952
2009	2,355
2010	2,564
2011	2,925
Years 2012 — 2016	25,184

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2006, 2005 and 2004 were $3.2 million, $3.2 million and $2.1 million, respectively.

15.	Partners’ Capital

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

As contemplated by the Recapitalization Agreement, Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham Packaging Corporation (“Graham GP Corp”), Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P. and Investor LP.

Capital Accounts. A capital account is maintained for each partner on the books of the Company. The Holdings Partnership Agreement provides that at no time during the term of the partnership or upon dissolution and liquidation thereof shall a limited partner with a negative balance in its capital account have any obligation to Holdings or the other partners to restore such negative balance. Items of partnership income or loss are allocated to the partners’ capital accounts in accordance with their percentage interests except as provided in Section 704(c) of the Internal Revenue Code with respect to contributed property where the allocations are made in accordance with the U.S. Treasury regulations thereunder.

Distributions. The Holdings Partnership Agreement requires certain tax distributions to be made if and when Holdings has taxable income. Other distributions shall be made in proportion to the partners’ respective percentage interests.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

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

If either Graham GP Corp. and/or GPC Holdings, L.P. (individually “Continuing Graham Partner” and collectively the “Continuing Graham Partners”) wishes to sell or otherwise transfer its partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then such Continuing Graham Partner may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Continuing Graham Partners shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Continuing Graham Partners to include in such sale or transfer a proportionate percentage of their partnership interests.

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

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee members of the Advisory Committee, advisors, consultants and other individuals providing services to Holdings of options (“Options”) to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a “Unit”). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan shall not exceed 631.0 Units and the aggregate number of Units with respect to which Options may be granted under the 2004 Option Plan shall not exceed 1,278.4 Units, representing a total of up to 12.5% of the equity of Holdings.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants. Relative to the 1998 Option Plan, during 2006, 12.1 Option Units were forfeited, 11.5 Option Units were exercised and no Option Units were granted. During 2005, no Option Units were forfeited and no Option Units were granted. During 2004, 2.7 Option Units were forfeited and no Option Units were granted. Relative to the 2004 Option Plan, during 2006, 54.4 Option Units were forfeited and 628.4 Option Units were granted. During 2005, 15.6 Option Units were forfeited and Options to purchase 4.0 Units were granted. During 2004, no Option Units were forfeited and Options to purchase 616.5 Units were granted. As of December 31, 2006, 1,778.4 Option Units were outstanding.

Under the 1998 Option Plan, in general, 50% of the Options vest and become exercisable in 20% increments annually over five years, so long as the holder of the Option is still an employee on the vesting date, and 50% of the Options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified earnings targets for each year, although these Options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the Option is still an employee on that date.

Under the 2004 Option Plan, except for Options granted in 2006, 100% of the Options vest and become exercisable in 25% increments annually over four years, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 295.7 Options were granted to Warren D. Knowlton, the Company’s Chief Executive Officer, which vest and become exercisable with respect to 20% of the Units on the first anniversary of the grant date, an additional 40% of the Units on the second anniversary of the grant date, an additional 20% of the Units on the third anniversary of the grant date and an additional 20% of the Units on the fourth anniversary of the grant date, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 110.9 Options were granted to Mark S. Burgess, the Company’s Chief Financial Officer, 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the holder of the Option is still an employee on the vesting date, and 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 221.8 Options were granted to Mr. Knowlton and Mr. Burgess which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

There were 628.4 Options granted in 2006. The weighted average fair value at date of grant for Options granted in 2006, 2005 and 2004 were $6,001, $7,748 and $7,064 per Option, respectively. The fair value of each Option was estimated on the date of the grant using the minimum value option pricing model, for 2005 and 2004, and using the fair value option pricing model, for 2006, with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	30%	0%	0%
Risk free interest rate	4.53%	3.65%	3.3%
Expected option life (in years)	4.5	4.5	4.5
Forfeiture rate	35%	N/A	N/A

A summary of the changes in the Option Units outstanding under the Option Plans as of December 31, 2006, 2005 and 2004 is as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	2006		2005		2004
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,228.0	$38,861	1,239.6	$38,980	625.8	$26,527
Granted	628.4	31,857	4.0	51,579	616.5	51,579
Exercised	(11.5)	25,789	—	—	—	—
Forfeited	(66.5)	47,428	(15.6)	51,579	(2.7)	29,606
Outstanding at end of year	1,778.4	36,150	1,228.0	38,861	1,239.6	38,980

Vested or expected to vest at end of year	1,556.6	37,626
Exercisable at end of year	788.7	35,386	637.5	32,189	467.1	26,092

The following table summarizes information relating to Option Units outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in millions)		(in years)		(in millions)
$25,789 to $29,606	932.2	5.2	$26,235	—	504.8	2.2	$26,280	—
$38,684	295.7	9.9	$38,684	—	—	—	—	—
$51,579	550.5	7.9	$51,579	—	283.9	7.9	$51,579	—

The proceeds from options exercised in 2006 were $0.3 million. The total intrinsic value of these options was $0.0 million.

17.	Other Expense (Income), Net

Other expense (income), net consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Foreign exchange loss (gain)	$1,922	$329	$(1,260)
Other	270	(85)	174
	$2,192	$244	$(1,086)

18.	Income Taxes

The provision for income taxes consisted of:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current provision:
Federal	$—	$—	$—
State and local	113	—	—
Foreign	16,701	13,298	6,889
Total current provision	$16,814	$13,298	$6,889

Deferred provision:
Federal	$1,661	$(1,736)	$(7,176)
State and local	4,794	(1,027)	(1,421)
Foreign	4,321	3,915	(440)
Total deferred provision (benefit)	$10,776	$1,152	$(9,037)

Total provision (benefit)	$27,590	$14,450	$(2,148)

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2006	2005
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$141,041	$115,200
Fixed assets, principally due to differences in depreciation and assigned values	7,663	1,315
Accrued retirement indemnities	3,102	1,870
Inventories	1,115	851
Accruals and reserves	18,043	14,965
Capital leases	225	585
Tax credits	17,342	15,871
Other items	5,229	3,101
Gross deferred income tax assets	193,760	153,758
Valuation allowance	(106,607)	(48,705)
Net deferred income tax assets	87,153	105,053

Deferred income tax liabilities:
Fixed assets, principally due to differences in depreciation and assigned values	72,487	81,932
Inventories	1,399	597
Amortizable intangibles	23,024	23,675
Unremitted earnings of foreign subsidiaries	8,646	8,827
Other items	329	980

Gross deferred income tax liabilities	105,885	116,011

Net deferred income tax liabilities	$18,732	$10,958

Current deferred income tax liabilities of $7.2 million in 2006 and $6.8 million in 2005 are included in accrued expenses. Non-current deferred income tax assets of $1.6 million in 2006 and $5.4 million in 2005 are included in other non-current assets.

The valuation allowance for deferred tax assets of $106.6 million and $48.7 million at December 31, 2006 and 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax asset. The valuation allowance was calculated in accordance with SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increase in 2006 was primarily attributable to the recording of a valuation allowance on deferred tax assets associated with current operating losses and federal and state tax loss carryforwards.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

The increase in net deferred income tax liabilities of $7.8 million in 2006 consisted of $10.8 million of deferred income tax expense, $0.1 million charged to other comprehensive income and $0.2 million charged to employee benefits in Mexico, less $4.1 million of deferred tax benefits related to purchase accounting. The remaining difference of $0.8 million is due to changes in the foreign exchange rates at December 31, 2006 compared to December 31, 2005 used to translate the deferred tax balances of foreign affiliates.

Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $112.8 million at December 31, 2006 and $150.0 million at December 31, 2005.

The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Taxes at U.S. federal statutory rate	$(32,475)	$(13,112)	$(14,467)
Partnership loss not subject to federal income taxes	8,757	15,980	13,413
State income tax net of federal benefit	3,189	(670)	(897)
Foreign loss without current tax benefit	4,080	2,273	1,853
Unremitted earnings of foreign subsidiaries	3,417	7,446	—
Residual U.S. tax on dividends from foreign subsidiaries	237	2,262	141
Foreign income tax rates other than U.S. federal rate	283	(1,268)	(992)
Permanent differences between tax and book accounting	3,841	(161)	238
Prior year adjustments	30	150	265
Change in valuation allowance	36,246	(293)	(1,772)
Other	(15)	1,843	70
	$27,590	$14,450	$(2,148)

As of December 31, 2006, the Company’s domestic subsidiaries have U.S. federal net operating loss carryforwards of approximately $187.3 million. These net operating loss carryforwards are available to offset future taxable income and expire principally in the years 2020 through 2025. The Company also has various state net operating loss carryforwards that expire through 2026. The determination of the state net operating loss carryforwards is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforward. The Company’s international operating subsidiaries have, in the aggregate, approximately $197.4 million of tax loss carryforwards available as of December 31, 2006. These losses are available to reduce the originating subsidiaries’ future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company’s French subsidiaries ($166.6 million) and UK subsidiaries ($5.5 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2007 through 2015. The Company’s international subsidiaries also have approximately $8.9 million of capital loss carryforwards which are available only to offset capital gains. If unused, all but $0.5 million of these losses (which have no expiration date) will expire in 2011.

As of December 31, 2006, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $11.5 million consisting of $1.5 million of Alternative Minimum Tax credits which never expire, $5.3 million of federal research and development credits which expire principally in the years 2011 through 2024 and $4.7 million of state tax credits with expiration dates from 2007 through 2013. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $5.5 million and $0.3 million, respectively, which expire in the years 2014 through 2016.

As of December 31, 2006, the Company’s equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, were zero. Therefore, no U.S. or foreign tax will be payable on undistributed earnings of such foreign subsidiaries.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, Management decided the Company would not repatriate foreign earnings under the Act and therefore did not

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

recognize any income tax effect in 2005. Because the Act only provided a one-time incentive for repatriations occurring during 2005, there will be no future income tax effect.

Cash income tax payments of $18.6 million, $10.1 million and $6.8 million were made for income tax liabilities in 2006, 2005 and 2004, respectively.

19.	Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $46.3 million at December 31, 2006, including the $12.0 million per year obligation to Graham Engineering for products and services through December 31, 2007. See Note 20.

20.	Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind the $39 million payment they had made to the Company in compliance with a settlement agreement in April 2005. The Company filed a Motion to Dismiss the Counterclaim in January 2006. The litigation is proceeding.

In January 2005, Glass, Molders, Pottery, Plastics and Allied Workers Union filed grievances on behalf of three (3) employees claiming that the Company failed to honor certain pension obligations to the grievants, who were former employees of Owens-Brockway Plastic Products, a subsidiary of Owens-Illinois, Inc., and who were permanently laid off in plant closings by the Company following the Company’s acquisition of O-I Plastic. The grievances were referred to an Arbitrator and a hearing was held. The parties expect the Arbitrator’s decision to be issued in early April 2007. The Company and the union have agreed to and expressed their willingness to have the Arbitrator rule on a broader range of pension issues involving other former Owens-Illinois, Inc. employees thereafter employed by the Company. However, it remains unclear whether the Arbitrator intends to rule on that broader issue. Accordingly, the actual amount at stake is an open question depending on the scope of the issues on which the Arbitrator decides to rule, which cannot be predicted at this time. Although the Company believes it will prevail, nevertheless the outcome must be characterized as uncertain. The Company has determined that the outcome of this litigation will in no event exceed $5.0 million, and therefore, will not have a material effect on its financial condition or business.

The Company is party to various other litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain extrusion blow molding wheel systems from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2006 has been met.

Subsequently, on January 13, 2004 the parties executed a Second Amendment to the Equipment Sales Agreement. Such amendment removed restrictions originally placed upon the Company with respect to the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

Company’s use of Graham Engineering technology to manufacture containers at blow molding plants co-located with dairies or dairy-focused facilities.

The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

21.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of profit or loss is operating income. Segment information for the three years ended December 31, 2006, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

	Year	North America	Europe	South America	Eliminations	Total
		(a)	(a)	(a)	(b)	(a)
	(In thousands)
Net sales (c)(d)	2006	$2,220,713	$236,141	$64,578	$(496)	$2,520,936
	2005	2,168,193	240,147	65,119	(10)	2,473,449
	2004	1,136,508	173,428	43,529	(510)	1,352,955

Operating income (loss)	2006	$123,946	$2,206	$(9,795)	$—	$116,357
	2005	125,260	15,719	6,164	—	$147,143
	2004	83,441	11,179	3,459	—	$98,079

Depreciation and amortization	2006	$178,961	$21,387	$5,170	$—	$205,518
	2005	178,506	18,590	3,960	—	201,056
	2004	96,908	13,027	2,179	—	112,114

Impairment charges	2006	$2,942	$11,949	$10,984	$—	$25,875
	2005	5,177	687	1,399	—	7,263
	2004	5,340	1,656	—	—	6,996

Interest expense, net	2006	$203,338	$2,676	$937	$—	$206,951
	2005	181,362	2,093	907	—	184,362
	2004	136,768	2,897	835	—	140,500

Income tax provision (benefit)	2006	$19,834	$7,309	$447	$—	$27,590
	2005	5,980	7,104	1,366	—	14,450
	2004	(6,972)	3,796	1,028	—	(2,148)

Identifiable assets (c)(d)	2006	$2,494,818	$303,667	$63,001	$(419,549)	$2,441,937
	2005	2,638,141	298,318	68,131	(442,212)	2,562,378
	2004	2,550,833	300,161	46,877	(392,863)	2,505,008

Goodwill	2006	$284,840	$15,827	$2,727	$—	$303,394
	2005	288,158	17,278	11,735	—	317,171
	2004	333,174	16,916	694	—	350,784

Cash paid for property, plant and equipment, net of proceeds from	2006	$146,446	$16,976	$7,519	$(7)	$170,934
sale of property, plant and equipment	2005	204,431	30,320	7,862	(2)	242,611
and excluding acquisitions	2004	116,295	31,335	4,280	13	151,923

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

(a)	On October 7, 2004, the Company acquired O-I Plastic.
(b)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(c)

The Company’s net sales for Europe include sales in France which totaled approximately $50.4 million, $63.5 million and $74.5 million for 2006, 2005 and 2004, respectively. Identifiable assets in France totaled approximately $115.8 million, $114.1 million and $132.9 million as of December 31, 2006, 2005 and 2004, respectively.

(d)

The Company’s net sales for North America include sales in Mexico which totaled approximately $143.4 million, $132.5 million and $52.1 million for 2006, 2005 and 2004, respectively. Identifiable assets in Mexico totaled approximately $146.9 million, $165.5 million and $96.7 million as of December 31, 2006, 2005 and 2004, respectively. Approximately all of the North America reportable segment remaining net sales and identifiable assets are in the United States.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Automotive Lubricants	Personal Care/Specialty	Total
				(1)
	(In thousands)
2006	$1,478,764	$512,294	$284,726	$245,152	$2,520,936
2005	1,422,496	508,706	278,704	263,543	2,473,449
2004	769,921	273,929	240,587	68,518	1,352,955

(1)	Prior to the Acquisition, sales of Personal Care/Specialty containers were not significant and are included in the Household category.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,456	$1	$11,870	$—	$—	$13,327
Accounts receivable, net	—	83,134	85,872	71,686	—	—	240,692
Inventories	—	81,170	116,371	41,400	—	—	238,941
Deferred income taxes	—	—	11,838	3,571	—	—	15,409
Prepaid expenses and other current assets	—	24,832	10,747	29,291	—	—	64,870
Total current assets	—	190,592	224,829	157,818	—	—	573,239
Property, plant and equipment, net	—	570,811	568,732	286,469	—	—	1,426,012
Intangible assets, net	—	4,664	66,981	6,866	—	—	78,511
Goodwill	—	9,246	234,359	59,789	—	—	303,394
Net intercompany	—	1,191,899	—	—	—	(1,191,899)	—
Investment in subsidiaries	—	319,980	273,213	—	—	(593,193)	—
Other non-current assets	—	58,235	523	2,023	—	—	60,781
Total assets	$—	2,345,427	1,368,637	512,965	—	(1,785,092)	2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$81,390	$80,246	$45,036	$—	$—	$206,672
Accrued expenses	—	105,564	41,576	47,697	—	—	194,837
Current portion of long-term debt	—	26,504	—	5,804	—	—	32,308
Total current liabilities	—	213,458	121,822	98,537	—	—	433,817
Long-term debt	—	2,514,174	—	405	—	—	2,514,579
Deferred income taxes	—	—	17,894	10,644	—	—	28,538
Other non-current liabilities	—	28,462	18,534	15,763	—	—	62,759
Investment in subsidiaries	410,667	—	—	—	—	(410,667)	—
Net intercompany	187,089	—	934,927	69,883	—	(1,191,899)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(597,756)	(410,667)	275,460	317,733	—	(182,526)	(597,756)
Total liabilities and partners’ capital (deficit)	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,078,906	$1,060,141	$466,731	$—	$(84,842)	$2,520,936
Cost of goods sold	—	911,341	989,062	417,878	—	(84,842)	2,233,439
Gross profit	—	167,565	71,079	48,853	—	—	287,497
Selling, general and administrative expenses	—	56,730	49,385	25,299	—	—	131,414
Impairment charges	—	1,991	1,830	22,054	—	—	25,875
Net loss on disposal of fixed assets	—	5,396	8,019	436	—	—	13,851
Operating income	—	103,448	11,845	1,064	—	—	116,357
Interest expense, net	—	124,336	77,542	5,073	—	—	206,951
Other expense (income), net	—	3,858	(4,171)	4,283	—	(1,778)	2,192
Equity in loss of subsidiaries	120,376	91,543	37,880	—	—	(249,799)	—
(Loss) income before income taxes	(120,376)	(116,289)	(99,406)	(8,292)	—	251,577	(92,786)
Income tax provision	—	4,087	6,829	16,674	—	—	27,590
Net (loss) income	$(120,376)	$(120,376)	$(106,235)	$(24,966)	$—	$251,577	$(120,376)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,013,899	$1,075,238	$455,689	$—	$(71,377)	$2,473,449
Cost of goods sold	—	883,467	970,305	395,523	—	(71,377)	2,177,918
Gross profit	—	130,432	104,933	60,166	—	—	295,531
Selling, general and administrative expenses	1	52,003	50,130	25,400	—	—	127,534
Impairment charges	—	3,771	1,406	2,086	—	—	7,263
Net loss on disposal of fixed assets	—	9,272	1,981	2,338	—	—	13,591
Operating (loss) income	(1)	65,386	51,416	30,342	—	—	147,143
Interest expense, net	—	114,902	65,531	3,929	—	—	184,362
Other (income) expense, net	—	(2,390)	(1,290)	895	—	3,029	244
Equity in loss (earnings) of subsidiaries	52,640	(1,218)	(5,712)	—	—	(45,710)	—
(Loss) income before income taxes and minority interest	(52,641)	(45,908)	(7,113)	25,518	—	42,681	(37,463)
Income tax provision (benefit)	—	6,732	(2,658)	10,376	—	—	14,450
Minority interest	—	—	—	728	—	—	728
Net (loss) income	$(52,641)	$(52,640)	$(4,455)	$14,414	$—	$42,681	$(52,641)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$858,135	$250,867	$287,791	$—	$(43,838)	$1,352,955
Cost of goods sold	—	711,391	249,130	242,652	—	(43,838)	1,159,335
Gross profit	—	146,744	1,737	45,139	—	—	193,620
Selling, general and administrative expenses	—	57,508	10,130	18,657	—	—	86,295
Impairment charges	—	5,340	—	1,656	—	—	6,996
Net loss on disposal of fixed assets	—	684	1	1,565	—	—	2,250
Operating income (loss)	—	83,212	(8,394)	23,261	—	—	98,079
Interest expense, net	24,018	99,581	13,103	3,798	—	—	140,500
Other (income) expense, net	—	(1,798)	(460)	1,172	—	—	(1,086)
Equity in loss (earnings) of subsidiaries	16,614	1,811	(1,933)	—	—	(16,492)	—
(Loss) income before income taxes and minority interest	(40,632)	(16,382)	(19,104)	18,291	—	16,492	(41,335)
Income tax provision (benefit)	—	232	(8,593)	6,213	—	—	(2,148)
Minority interest	—	—	—	1,445	—	—	1,445
Net (loss) income	$(40,632)	$(16,614)	$(10,511)	$10,633	$—	$16,492	$(40,632)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$171,366	$60,161	$31,424	$—	$—	$262,951

Investing activities:
Net cash paid for property, plant and equipment	—	(80,809)	(57,631)	(32,494)	—	—	(170,934)
Acquisition of/investment in a business, net of cash acquired	—	2,198	(2,530)	(1,094)	—	—	(1,426)
Net cash used in investing activities	—	(78,611)	(60,161)	(33,588)	—	—	(172,360)

Financing activities:
Proceeds from issuance of long-term debt	—	763,949	—	45,879	—	—	809,828
Payment of long-term debt	—	(865,852)	—	(47,870)	—	—	(913,722)
Proceeds from issuance of partnership units	—	297	—	—	—	—	297
Debt issuance fees	—	(1,000)	—	—	—	—	(1,000)
Net cash used in financing activities	—	(102,606)	—	(1,991)	—	—	(104,597)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	649	—	—	649
Decrease in cash and cash equivalents	—	(9,851)	—	(3,506)	—	—	(13,357)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$1,456	$1	$11,870	$—	$—	$13,327

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$(38,202)	$99,412	$58,787	$—	$—	$119,997

Investing activities:
Net cash paid for property, plant and equipment	—	(99,085)	(93,438)	(50,088)	—	—	(242,611)
Acquisitions of/investments in businesses, net of cash acquired	—	(768)	(5,973)	(12,032)	—	—	(18,773)
Net cash used in investing activities	—	(99,853)	(99,411)	(62,120)	—	—	(261,384)

Financing activities:
Proceeds from issuance of long-term debt	—	1,068,305	—	47,457	—	—	1,115,762
Payment of long-term debt	—	(917,878)	—	(47,794)	—	—	(965,672)
Debt issuance fees	—	(2,145)	—	—	—	—	(2,145)
Net cash provided by (used in) financing activities	—	148,282	—	(337)	—	—	147,945

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,005)	—	—	(2,005)
Increase (decrease) in cash and cash equivalents	—	10,227	1	(5,675)	—	—	4,553
Cash and cash equivalents at beginning of period	—	1,080	—	21,051	—	—	22,131
Cash and cash equivalents at end of period	$—	$11,307	$1	$15,376	$—	$—	$26,684

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

DECEMBER 31, 2006

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$150,832	$(1,004,753)	$961,451	$(69)	$—	$—	$107,461

Investing activities:
Net cash paid for property, plant and equipment	—	(103,689)	(7,651)	(40,583)	—	—	(151,923)
Acquisitions of/investments in businesses, net of cash acquired	18,168	(347,723)	(953,800)	52,792	—	—	(1,230,563)
Net cash provided by (used in) investing activities	18,168	(451,412)	(961,451)	12,209	—	—	(1,382,486)

Financing activities:
Proceeds from issuance of long-term debt	—	2,837,121	—	35,403	—	—	2,872,524
Payment of long-term debt	(169,000)	(1,302,334)	—	(34,200)	—	—	(1,505,534)
Contributions to minority shareholders	—	—	—	(182)	—	—	(182)
Debt issuance fees	—	(78,389)	—	—	—	—	(78,389)
Net cash (used in) provided by financing activities	(169,000)	1,456,398	—	1,021	—	—	1,288,419

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,670	—	—	1,670
Increase in cash and cash equivalents	—	233	—	14,831	—	—	15,064
Cash and cash equivalents at beginning of period	—	847	—	6,220	—	—	7,067
Cash and cash equivalents at end of period	$—	$1,080	$—	$21,051	$—	$—	$22,131

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and material weaknesses in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures was ineffective as of December 31, 2006.

The Company identified a material weakness in its internal controls related to its income tax accounting as of December 31, 2005. The Company’s tax structure is complex with significant tax jurisdictions located outside of the United States. The acquisition of O-I Plastic added to the complexity of the tax structure, involved significant issues with regard to purchase accounting and significantly added to the Company’s operations in Mexico. The Company had insufficient resources to determine that income tax accounting complied with generally accepted accounting principles, particularly as it relates to the tax accounting for the O-I Plastic acquisition and the tax accounting for its Mexican operations. This deficiency in the design and operation of internal controls could result in misstatements in the reported amount of deferred income tax balances and in the required disclosures of income tax amounts.

In response to the above determination, the Company has implemented certain remedies, including, among other items, the deployment of greater resources in the area of income tax accounting. The Company hired a tax director and a manager of international tax during the fourth quarter of 2006 to increase oversight of its income tax accounting and has added two tax professionals to its staff in Mexico. In addition, the Company has engaged qualified outside consultants to oversee the tax return preparation and the tax accounting reconciliations as well as conducted extensive management reviews for its Mexican operations. During 2006, the Company also reviewed and documented its income tax accounting processes and identified areas to strengthen the design and operation of its tax related controls. Although these improvements were implemented, the Company has concluded that, as of December 31, 2006, these changes were either not yet fully implemented or not operating effectively for a sufficient period of time in order to reduce the likelihood to remote that a material misstatement in its income tax accounts would occur. The Company expects to continue to implement additional changes relating to tax resources, training and policies during 2007.

During the fourth quarter of 2006, the Company also identified various other deficiencies that, when considered on an aggregate basis, constitute a material weakness. These deficiencies relate to matters such as segregation of duties and computer system access and approval processes. These deficiencies in the design and operation of internal controls could result in misstatements in the reported amount of various financial statement amounts. In order to eliminate certain segregation of duties concerns, the Company created a separate department to handle certain customer and pricing matters in the first quarter of 2007 and is also planning to segregate certain responsibilities relating to the human resources and payroll processes during the second quarter of 2007. In addition, the Company is implementing procedures to more closely limit user access to its information technology systems. The Company plans to make additional changes in its personnel, policies, systems and procedures during 2007 in order to specifically address the deficiencies identified and strengthen its internal controls.

At this time, the Company is not required to issue an internal control report or receive an independent opinion relating to its internal controls from its external auditors. The Company anticipates that it will be required to issue an internal control report beginning with its 2007 Annual Report on Form 10-K and will be required to receive an independent assessment beginning with its 2008 Annual Report on Form 10-K.

(b)	Changes in Internal Controls

Other than those changes discussed in Item 9 (a) above, there are no changes that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

All information required to be reported on a Form 8-K during the fourth quarter of 2006 has been so reported, except as set forth below.

On March 28, 2007, the Company entered into employment agreements with Warren D. Knowlton and Mark S. Burgess, respectively, as more fully described in “Item 11, Executive Compensation – Employment Agreements.” The Company has filed both employment agreements as Exhibits 10.14 and 10.15 to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

Item 10.	Advisory Committee Members and Executive Officers of the Registrant

The members of the Advisory Committee (as defined herein) and the executive officers of the Operating Company and Holdings and their respective ages as of March 20, 2007 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “The Partnership Agreements—Holdings Partnership Agreement.”

Name	Age	Position
Warren D. Knowlton	60	Chief Executive Officer
Roger M. Prevot	48	President and Chief Operating Officer
Mark S. Burgess	47	Chief Financial Officer of the Operating Company; Chief Financial Officer, Assistant Treasurer and Assistant Secretary of Holdings
Ashok Sudan	54	Executive Vice President and General Manager, Global Food and Beverage
Peter T. Lennox	44	Senior Vice President and General Manager, Household Chemical and Automotive
Chinh E. Chu	40	Member of the Advisory Committee; President, Treasurer and Assistant Secretary of Holdings
Philip R. Yates	59	Chairman of the Advisory Committee
James A. Quella	57	Member of the Advisory Committee
Charles E. Kiernan	62	Member of the Advisory Committee
Gary G. Michael	66	Member of the Advisory Committee
T.J. Dermot Dunphy	74	Member of the Advisory Committee
Colin J. Williams	65	Member of the Advisory Committee

Warren D. Knowlton was appointed as Chief Executive Officer in December 2006. He previously served as Chief Executive Officer of Morgan Crucible PLC, a specialty carbon and ceramic products producer, from December 2002 to August 2006. Prior to joining Morgan Crucible, Mr. Knowlton was an Executive Director of Pilkington PLC, a global glass manufacturer, from November 1997 to July 2002. Mr. Knowlton served as President of Pilkington’s Global Building Products from May 1997 to June 1998 and then served as President of the Global Automotive division from June 1998 to July 2002. Mr. Knowlton joined Pilkington from Owens-Corning, where he spent 20 years in a variety of positions.

Roger M. Prevot has served as President and Chief Operating Officer since February 2000. From February 1998 to February 2000, Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage. Prior to February 1998, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage.

Mark S. Burgess has served as Chief Financial Officer since December 2006. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Prior to that, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation.

Ashok Sudan has served as Executive Vice President and General Manager, Global Food and Beverage since November 2004. Prior to that Mr. Sudan served as Senior Vice President and General Manager, Global Food and Beverage; Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins; or Vice President and General Manager, Europe since September 2000. Prior to September 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET, a position he entered in 1998. Prior to that Mr. Sudan held various management positions in manufacturing.

Peter T. Lennox has served as Senior Vice President and General Manager of Household Chemical and Automotive since January 2006. Prior to that Mr. Lennox served as Vice President and General Manager for Household; Vice President and General Manager for the Personal Care/Specialty Business; Vice President and Business Manager for Food and Beverage PET Business; or Vice President and General Manager in the Company’s European Business. Prior to September 2000, Mr. Lennox served as Vice President of Sales, Marketing and Business Development, Food and Beverage, at the Kerr Group.

Chinh E. Chu has been a member of the Advisory Committee since May 2005. Mr. Chu is a Senior Managing Director in the Blackstone Private Equity Group. Since joining Blackstone in 1990, Mr. Chu has led Blackstone’s investments in Celanese, Nalco, SunGard Data Systems, Nycomed and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Mr. Chu is currently a director of FGIC, SunGard Data Systems, Celanese and Nalco. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers and Acquisitions Department.

Philip R. Yates has served as Chairman of the Advisory Committee since July 2002. From February 2000 until December 2006, Mr. Yates served as Chief Executive Officer. From February 1998 until February 2000, Mr. Yates served as the Chief Executive Officer and President. Prior to February 1998, Mr. Yates served as President and Chief Operating Officer.

James A. Quella has been a member of the Advisory Committee and Vice President, Assistant Treasurer and Assistant Secretary of Holdings since October 2005. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Blackstone Private Equity Group. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners (“DLJMB”)-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella is currently on the Boards of Celanese, Houghton-Mifflin and Allied Waste.

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

Gary G. Michael has been a member of the Advisory Committee since October 2002.  Mr. Michael served as Interim President of the University of Idaho from June 2003 to July 2004.  Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson’s, Inc., a national food and drug retailer, from February 1991 until his retirement in April 2001.  Prior to that he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson’s and served on the Board of Directors from 1979 until his retirement.  Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute.  He currently serves as a Director of Questar, Inc., Office Max, Inc., IdaCorp, Harrah’s Entertainment, Inc. and The Clorox Company.

T.J. Dermot Dunphy has been a member of the Advisory Committee since October 2005. Mr. Dunphy currently is the Chairman and CEO of Kildare Enterprises, L.L.C., a private equity firm. From 1971 to 1996, Mr. Dunphy was President and Chief Executive Officer of Sealed Air Corporation, a manufacturer of proprietary protective packaging products and systems. From 1996 to 2000, he served as Chairman and Chief Executive Officer of Sealed Air Corporation. Mr. Dunphy is currently a Director of Sealed Air Corporation. He is a former Director of FleetBoston Financial Corporation, Public Service Enterprise Group, Inc. and Noveon, Inc.

Colin J. Williams has been a member of the Advisory Committee since March 2006. Mr. Williams is currently Chairman of the Board of Directors of the Clondalkin Group and he serves as a Director of Yule Catto, Turkcell and Lecta. Previously, Mr. Williams was the President and Chief Executive Officer of SCA Packaging.

The Boards of Directors of CapCo I and CapCo II are comprised of Warren D. Knowlton, Mark S. Burgess, Chinh E. Chu and James A. Quella. The Board of Directors of Investor LP is comprised of Chinh E. Chu and James A. Quella.

Except as described above, there are no arrangements or understandings between any member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed as a member of the Advisory Committee or executive officer.

Mr. Michael, who serves on the audit committee of the Advisory Committee, is an audit committee financial expert. Mr. Michael is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act (based on Sections 303.01(B)(2)(a) and 303.01(3) of the New York Stock Exchange’s listing standards).

The Company continues to evaluate the adoption of a code of ethics for its Chief Executive Officer and Chief Financial Officer, but has not yet adopted such a code.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy

The Company’s compensation philosophy for the Named Executive Officers (as defined herein) listed in the Summary Compensation Table is driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term and to support the Company’s values in the areas of people, technology and profitability. Promotion from within is a key principle at the Company and a significant majority of the Named Executive Officers have reached their current positions through career development within the Company. The same compensation philosophy is applied to all levels of exempt employees from mid-level manager or professional and above, including the Named Executive Officers. While the amounts may be different, each of the components of the compensation package is the same and is applied using the same methodology. Exceptions to this principle are generally due to local requirements. Other factors affecting compensation are:

•	annual Company performance;
•	the job’s impact on Company results;
•	the Company’s objective to provide total compensation that is higher than competitive levels when aggressive Company goals are exceeded; and
•	internal equity.

Named Executive Officers generally receive the same benefits as other employees. As is the case with compensation, any differences are generally due to local requirements.

In establishing executive compensation, the Company believes that:

•

base salaries should be at levels below the 50th percentile of national market compensation survey data and above the 50th percentile for total compensation, including annual incentive compensation; and

•

annual cash incentive and stock option awards should reflect progress toward Company-wide financial and personal objectives, as well as salary grade level, and should balance rewards for short-term and long-term performance.

Purpose

The executive compensation program has been designed to accomplish the following long-term objectives:

•	provide market–competitive compensation and benefits that will enable the Company to attract, motivate and retain talented executive officers;
•	produce long-term positive results for the Company’s owners and employees; and
•	provide balanced incentives for achieving short-term goals and long-term growth.

Administration

The Company’s executive compensation program is administered by the Compensation Committee of the Advisory Committee. The Compensation Committee has retained an independent consulting firm with respect to executive compensation matters. The consultants working on the Company’s executive compensation matters report to and act at the direction of the Compensation Committee. The Company’s management does not direct or oversee the activities of the consulting firm with respect to the Company’s executive compensation program.

Elements of Compensation

General

The primary elements of the executive compensation program during an individual’s tenure consist of:

•	base salary;
•	annual cash incentive; and
•	long-term incentives (stock option awards).

The selection of the three main elements allows the Company to remain competitive in attracting and retaining executive talent and to motivate executives with current and potential financial rewards.

In years of average performance the Committee deems it appropriate to position executive officer jobs at or around the median of the market for a comparable position. This means that the package remains competitive enough to attract and retain top talent but does not over reward average performance. Compensation is set around the 75th percentile for exceptional business performance and for positions that are of high internal value.

Relative Size of Major Compensation Elements

The combination of base salary, annual cash incentive and stock options comprise total direct compensation. In setting executive compensation, the Compensation Committee considers the aggregate compensation payable to a Named Executive Officer and the form of the compensation. The Committee seeks to achieve the appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

The Committee reviews the mix of the compensation elements for the Named Executive Officers against companies surveyed nationally as part of the external consultants’ executive compensation analysis. The size and mix of each element in a compensation package is based on job impact on the Company, market practice and overall Company and individual performance. The level of incentive compensation typically increases in relation to an executive officer’s responsibilities. The Compensation Committee believes that making a significant portion of an executive officer’s compensation contingent on annual results more closely aligns the executive officer’s interests with those of the owner.

The Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentive and long-term incentives to best fit a Named Executive Officer’s specific circumstances. For example, the Committee may make the decision to award more cash and not award a stock grant. This provides more flexibility to the Committee to reward executive officers appropriately as they near retirement, when they may only be able to partially fulfill the five-year vesting required for stock options. The Compensation Committee may also increase the size of stock option grants to an executive officer if the total number of career stock option grants does not adequately reflect the executive’s current position with the Company.

Selection of Surveyed Companies

The Compensation Committee approves the companies used in the executive compensation analysis based on surveys by the executive compensation consulting firm. The Company’s human resources function works with the executive compensation consultants to match Company positions against survey positions and to compile the compensation data for each executive officer. Additionally, an internal equity analysis is carried out to ensure that both the total compensation and individual compensation components for each executive officer position are sized appropriately in relation to each other.

Timing of Compensation Decisions

All elements of the Named Executive Officers compensation are reviewed each January, after a review of financial, operating and personal objectives with respect to the prior year’s results, and the financial, operating and personal objectives are determined for the current year. The Compensation Committee may, however, review salaries or grant stock options at other times as the result of new appointments or promotions during the year.

The following table summarizes the approximate timing of significant compensation events:

Event	Timing
Base salary review and recommendation.	First quarter of the fiscal year for base salary for the current year.

Executive performance evaluation and corresponding compensation recommendations.	Results approved in January of each fiscal year for annual cash incentive with respect to prior year. Earned incentive paid in March.

Merit increases for executives.	Effective first pay period in April.

Granting of options to executives.	No set period.

External consultants’ analysis provided to the Compensation Committee to evaluate executive compensation.	October of each year for compensation in the following fiscal year.

Advisory Committee meetings.	Advisory Committee typically meets quarterly.

Establish executive officer financial objective(s).	January of each fiscal year for the current year.

Establish executive officer personal objectives.	First quarter of the fiscal year for the current year.

Base Salary

Base salaries for each Named Executive Officer position are compared with similar jobs in national market surveys. A base salary change for a Named Executive Officer position, except the Chief Executive Officer, is recommended by the Chief Executive Officer and approved by the Compensation Committee according to:

•	market movement of salaries survey data;
•	comparison to internal peer positions;
•	the Company’s relative performance during the year; and
•	overall performance against objectives.

A base salary for a position at the executive level is generally fixed for several years, except for annual merit increases, which means that increases are usually more significant when they occur. This less frequent change of base salary is also consistent with the emphasis on the at-risk, or variable, portion of compensation, namely annual cash incentive and stock options. While the survey market data provides guidance in making decisions on executive compensation, the Committee considers the value of an executive officer’s position to the Company and the market competitiveness for the position’s requisite skills. If business or individual performance is below average, it is possible that no base salary increase will be awarded.

There are occasions when a base salary can be reduced such as when a Named Executive Officer moves to a position of lesser responsibility in the organization. Alternatively, the base salary can be frozen for a number of years until it falls in line with comparable positions. This depends on individual situations.

Base salary of the Chief Executive Officer is reviewed and recommended by the Committee.

2006 Annual Incentive

In 2006, annual incentives were not awarded.

Total Cash Compensation

Cash compensation is comprised of base salary and annual cash incentive. Generally, the more senior position in management, the smaller the base salary as a percentage of total compensation. Therefore, the greater the job impact has on Company results, the larger the variable portion of compensation is as a percentage of total compensation.

Equity Options

Stock options are a vital piece of the Company’s total compensation package and are designed to give high value employees and executive officers a long-term stake in the Company. In addition, stock options act as a long-term retention tool and align employee and shareholder interests.

The Advisory Committee is responsible for option grants under the Company’s equity option and incentive plans. Awards for the Named Executive Officers are granted by the Advisory Committee. The Advisory Committee makes grants of equity options primarily to reward prior performance but also to retain Named Executive Officers and provide incentives for future exceptional performance. The size of the equity option grant increases with the level of position, and for the Chief Executive Officer is typically the largest element of the total compensation package. In determining the amount, if any, of equity options granted to executive officers, the Advisory Committee considers numerous factors including:

•	the Company’s financial and operating performance during the relevant period;
•	achievement of non-financial goals;
•	the executive officer’s contribution to the Company’s success;
•	the level of competition for executives with comparable skills and experience;
•	a review of compensation for comparable positions with the comparator groups;
•	the total number of equity options granted to an executive over the course of his or her career, together with the retentive effect of additional stock option grants; and
•	a review of the internal equity of peer position career grants.

In 2006, the Company granted 628.4 options and 11.5 options were exercised. Upon their employment with the Company on December 4, 2006, Warren D. Knowlton and Mark S. Burgess received options to purchase 443.6 and 184.8 limited partnership interests in Holdings, respectively.

Benefits

Retirement Benefits

In line with the Company’s aim to provide careers and to promote retention, a 401(k) is provided for all US employees, including Named Executive Officers. The Company considers that both compensation and longer-term benefit plans are important elements of the compensation package. The 401(k) plan provides a non-elective cash contribution of 3% of total compensation (base salary plus incentive compensation) and a 50% company match up to 6% of total compensation.

The Company froze all its salaried defined benefit pension plans, effective December 31, 2006, and implemented the non-elective 401(k) benefit described above.

Deferred Compensation

Pursuant to Mr. Knowlton’s agreement, Mr. Knowlton will be eligible for a nonqualified pension benefit of $640,000 for each of the 10 years following his separation of employment. Mr. Knowlton will vest in this benefit upon the earliest of (i) the fourth anniversary of Mr. Knowlton’s commencement of employment, (ii) the date on which Mr. Knowlton’s employment is terminated by the Company without cause or by Mr. Knowlton for good reason, or (iii) a change of control of the Company while Mr. Knowlton remains employed by the Company.

Employment Agreements

The Company enters into employment agreements with the Named Executive Officers. Employment agreements are reviewed by the Compensation Committee and approved by the Advisory Committee.

Other Benefits

The Company provides benefit plans, such as medical coverage and life and disability insurance. Named Executive Officers are eligible for the same benefit plans provided to other employees, including medical coverage and life and disability insurance, as well as supplemental plans chosen and paid for by employees who wish additional coverage. There are no special insurance plans for Named Executive Officers. The Company also provides perquisites to executive officers, such as relocation assistance and an executive automobile allowance.

Severance and change of control benefits

Named Executive Officers may receive payments under severance and change of control provisions of their employment agreements with the Company which are designed to offer incentives and retain executive officers during any potential or rumored changes in the Company, including changes in management, ownership, structure and other material changes that could potentially affect the Company. Each employment agreement contains a non-competition and non-solicitation provision upon termination or change of control, if applicable. The Company’s change of control and severance benefits are designed to be competitive with similarly situated companies and executives.

The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer, the Chief Financial Officer, the three other most highly compensated executive officers of the Company and the former Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”) for the year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Warren D. Knowlton	2006	43,270	(2)	0		18,515	0		0	24,000	85,785
Chief Executive Officer

Roger M. Prevot	2006	485,897		0		0	0		12,943	20,615	519,455
President and Chief Operating Officer

Mark S. Burgess	2006	25,962	(2)	75,000	(3)	16,392	0		0	13,000	130,354
Chief Financial Officer

Ashok Sudan	2006	327,463		0		0	0		33,813	16,189	377,465
Executive Vice President and General Manager, Global Food and Beverage

Paul J. Young	2006	231,352		0		0	86,558	(4)	9,694	19,603	347,207
Vice President and General Manager, Food and Beverage PET

Philip R. Yates (5)	2006	727,968		0		0	0		34,164	135,240	897,372
Chief Executive Officer

John E. Hamilton (6)	2006	344,267		0		0	0		13,001	102,222	459,490
Chief Financial Officer

(1)

Represents contributions to the Company’s 401(k) plan, amounts attributable to group term life insurance, payment of relocation costs, personal use of a company vehicle, legal fees for employment agreements, legal fees for separation agreements, career transition services, severance payments and patent awards. Legal fees for employment agreements for Warren D. Knowlton and Mark S. Burgess were $24,000 and $13,000, respectively. Relocation costs reimbursed to Paul J. Young were $12,675. Legal fees related to separation agreements for Philip R. Yates and John E. Hamilton were $10,000 for each. Career transition services for Philip R. Yates and John E. Hamilton were $45,000 for each. Severance payments to Philip R. Yates and John E. Hamilton were $64,894 and $29,445, respectively. Costs for personal use of a company vehicle for Roger M. Prevot were $12,440.

(2)	Represents salaries from December 4, 2006, the beginning date of employment with the Company, through December 31, 2006.
(3)	Represents a signing bonus awarded under his employment agreement.
(4)	Represents a bonus earned and paid in 2006 under a special O-I Plastic integration incentive plan.
(5)	Philip R. Yates served as the Company’s Chief Executive Officer until December 3, 2006.
(6)	John E. Hamilton served as the Company’s Chief Financial Officer until December 3, 2006.

2006 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)		Maximum (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Warren D. Knowlton	12/4/06			1,350,000	(1)		295.7	(2)		38,684	1,206,767
							147.9	(3)		25,789	1,139,896
Roger M. Prevot

Mark S. Burgess	12/4/06			675,000	(1)		110.9	(4)		25,789	854,729
							73.9	(5)		25,789	569,563
Ashok Sudan

Paul J. Young

Philip R. Yates

John E. Hamilton
(1)	Mr. Knowlton and Mr. Burgess are eligible for a maximum annual bonus of 180% and 150% of base salary, respectively.
(2)	Upon his employment with the Company, Mr. Knowlton received an option to purchase 295.7 limited partnership interests in Holdings with an exercise price of $38,684 per unit.
(3)

Upon his employment with the Company, Mr. Knowlton received an option to purchase 147.9 limited partnership interests in Holdings with an exercise price of $25,789 per unit. The option is exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

(4)	Upon his employment with the Company, Mr. Burgess received an option to purchase 110.9 limited partnership interests in Holdings with an exercise price of $25,789 per unit.
(5)

Upon his employment with the Company, Mr. Burgess received an option to purchase 73.9 limited partnership interests in Holdings with an exercise price of $25,789 per unit. The option is exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

Employment Agreements

The Company entered into employment agreements on March 28, 2007, effective December 4, 2006, with Mr. Knowlton and Mr. Burgess. Mr. Knowlton’s agreement provides for his employment as Chief Executive Officer of the Company through December 4, 2010. Mr. Burgess’ agreement provides for his employment as Chief Financial Officer of the Company through December 4, 2009. Each of their terms of employment automatically extend for additional successive one-year periods, unless either party to their agreements elects to terminate the agreement at least 90 days prior to the end of any of these employment periods.

Under their agreements, Mr. Knowlton will receive an annual base salary of at least $750,000 and Mr. Burgess will receive an annual base salary of at least $450,000. Each executive will be eligible to receive annual cash incentive awards in accordance with the Company’s cash bonus plans. Pursuant to his agreement, Mr. Burgess received a one-time cash bonus of $75,000 in December 2006. Upon joining the Company, Mr. Knowlton became eligible to receive a deferred signing bonus of $3,000,000 contingent upon his continued employment and payable in four equal quarterly installments of $750,000 on the three, six, nine and twelve month anniversaries of his hire date. Upon starting employment, Mr. Knowlton and Mr. Burgess each received options to purchase limited partnership interests in Holdings. Specifically, Mr. Knowlton received (i) an option to purchase 295.7 limited partnership interests in Holdings that vests over a four year period based upon Mr. Knowlton’s continued employment and (ii) an option to purchase 147.9 limited partnership interests in Holdings that vests upon (A) the Blackstone Investors’ sale of their entire equity interest in the Company and (B) the attainment of certain financial performance goals established by the Company. Mr. Burgess received (i) an option to purchase 110.9 limited partnership interests in Holdings that vests over a four year period based upon Mr. Burgess’ continued employment and the attainment of certain performance goals established by the Company and (ii) an option to purchase 73.9 limited partnership interests in Holdings that vests upon (A) the Blackstone Investors’ sale of their entire equity interest in the Company and (B) the attainment of certain financial performance goals established by the Company. The vesting on a portion of Mr. Knowlton’s and Mr. Burgess’ options shall accelerate upon (i) a change of control or (ii) a termination of the executive’s employment by the Company without cause or by the executive for good reason, in contemplation of a change of control. Both executives may also receive future equity grants under the Company’s equity incentive program consistent with other senior executives and competitive pay practices generally.

Pursuant to Mr. Knowlton’s agreement, Mr. Knowlton will be eligible for a nonqualified pension benefit of $640,000 for each of the 10 years following his separation of employment. Mr. Knowlton will vest in this benefit upon the earliest of (i) the fourth anniversary of Mr. Knowlton’s commencement of employment, (ii) the date on which Mr. Knowlton’s employment is terminated by the Company without cause or by Mr. Knowlton for good reason, or (iii) a change of control of the Company while Mr. Knowlton remains employed by the Company. Mr. Knowlton is also eligible to receive a transaction bonus in connection with the Blackstone Investors’ sale of their entire equity interest in the Company. Except upon Mr. Knowlton’s termination of employment by the Company without cause or his termination for good reason, any transaction bonus shall be payable upon the one year anniversary of his termination of employment.

The agreements of Mr. Knowlton and Mr. Burgess also provide for their participation in all employee compensation plans and welfare benefit plans generally available to the Company’s other senior executives. Each executive will receive reimbursement of all reasonable business expenses, fringe benefits, office and support staff and vacation benefits in accordance with the Company’s plans, policies and practices and in a manner comparable to other senior executives. During his employment, Mr. Knowlton will be entitled on an after-tax basis of (i) up to fifty round flights from the Company’s headquarters to Maine and (ii) accommodation and automobile benefits. Mr. Burgess will receive relocation benefits on an after-tax basis in an amount not to exceed $100,000 plus six months of temporary living expenses not to exceed a total of $50,000. The foregoing descriptions of Mr. Knowlton’s and Mr. Burgess’ employment agreements do not purport to be complete and are qualified in their entirety by the terms of their employment agreements, copies of which are filed as Exhibits 10.14 and 10.15 to this Annual Report on Form 10-K and are incorporated herein by reference.

On June 27, 2002, the Company entered into employment agreements with Messrs. Yates, Prevot, Hamilton and Sudan, and on January 1, 2005, with Mr. Young. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. Mr. Prevot’s and Mr. Sudan’s contracts were automatically extended for another year on June 27, 2006 and Mr. Young’s contract was automatically extended for another year on January 1, 2007. Mr. Yates and Mr. Hamilton entered into separation agreements with the Company on December 3, 2006. Under each employment agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Advisory Committee.

Outstanding Equity Awards at 2006 Fiscal Year End

On February 2, 1998, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan” and, together with the 1998 Option Plan, the “Option Plans”).

Under the 1998 Option Plan, in general, 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified earnings targets for each year, although these options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

Under the 2004 Option Plan, in general, 100% of the options vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date. For vesting details of the options granted to Mr. Knowlton and Mr. Burgess under the 2004 Option Plan, refer to the footnotes to the table below.

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee members of the Advisory Committee, advisors, consultants and other individuals providing services to Holdings of options to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a “Unit”). The aggregate number of Units with respect to which options may be granted under the 1998 Option Plan shall not exceed 631.0 Units and the aggregate number of Units with respect to which options may be granted under the 2004 Option Plan shall not exceed 1,278.4 Units, representing a total of up to 12.5% of the equity of Holdings. A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants.

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

A summary of the outstanding equity awards for each Named Executive Officer as of December 31, 2006 is as follows:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Warren D. Knowlton	—	295.7(2)		38,684	12/3/2016
		147.9(3)		25,789	12/3/2016

Mark S. Burgess	—	110.9(4)		25,789	12/3/2016
		73.9(3)		25,789	12/3/2016

Roger M. Prevot	39.1	4.3(5)		25,789	2/1/2008
	7.4	1.9(6)		25,789	12/31/2008
	11.2	2.8(7)		25,789	3/31/2011
	34.0	34.0(8)		51,579	11/16/2014

Ashok Sudan	11.5	1.3(5)		25,789	2/1/2008
	3.6	1.6(9)		25,789	3/31/2012
	4.0	6.0(10)		29,606	3/30/2013
	14.5	14.5(8)		51,579	11/16/2014

Paul J. Young	7.3	7.2(8)		51,579	11/16/2014

Philip R. Yates(11)	57.4	6.4(5)		25,789	1/5/2007
	10.9	2.7(6)		25,789	1/5/2007
	67.9	67.8(8)		51,579	1/5/2007

John E. Hamilton(12)	26.8	3.0(5)		25,789	1/5/2007
	15.0	3.7(6)		25,789	1/5/2007
	21.1	21.1(8)		51,579	1/5/2007

(1)	All options listed above were granted with a ten-year option term.
(2)

Options granted on December 4, 2006, which vest and become exercisable with respect to 20% of the Units on the first anniversary of the grant date, an additional 40% of the Units on the second anniversary of the grant date, an additional 20% of the Units on the third anniversary of the grant date and an additional 20% of the Units on the fourth anniversary of the grant date, so long as the holder of the option is still an employee on the vesting date.

(3)

Options granted on December 4, 2006, which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

(4)

Options granted on December 4, 2006. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the holder of the option is still an employee on the vesting date. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the option is still an employee on the vesting date.

(5)	Options granted on February 2, 1998 under the 1998 Option Plan.
(6)	Options granted on January 1, 1999 under the 1998 Option Plan.
(7)	Options granted on April 1, 2001 under the 1998 Option Plan.
(8)	Options granted on November 17, 2004 under the 2004 Option Plan.
(9)	Options granted on April 1, 2002 under the 1998 Option Plan.
(10)	Options granted on March 31, 2003 under the 1998 Option Plan.
(11)

Mr. Yates was the Company’s Chief Executive Officer until December 3, 2006, the date of his separation from the Company. Pursuant to the separation agreement for Mr. Yates, the options listed above were repurchased by the Company on January 5, 2007.

(12)

Mr. Hamilton was the Company’s Chief Financial Officer until December 3, 2006, the date of his separation from the Company. Pursuant to the separation agreement for Mr. Hamilton, the options listed above were repurchased by the Company on January 5, 2007.

Pension Plans

In the year ended December 31, 2006, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company’s U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. This plan was frozen as of December 31, 2006. As a result, the maximum years of service a participant can earn for benefit accrual is 18 years under the current Graham Packaging Plan benefit formula. See Note 14 of the Notes to Consolidated Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2006.

The compensation covered by the defined benefit plan for salaried employees is an amount equal to “Total Wages” (as defined therein). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table for the five Named Executive Officers who participated in the plan. Warren D. Knowlton and Mark S. Burgess accrued no years of service at the time the plan was frozen. Benefits under the plan are computed on the basis of straight-life annuity amounts.

2006 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer under each of the Pension Plan and the Supplemental Income Plan determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Information regarding the Pension Plan and the Supplemental Income Plan can be found under the headings “Pension Plans” and “Supplemental Income Plan,” below.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Warren D. Knowlton	Pension Plan	0	0
Roger M. Prevot	Pension Plan	18	185,585
Mark S. Burgess	Pension Plan	0	0
Ashok Sudan	Pension Plan	18	268,676
Paul J. Young	Pension Plan	2	19,107
Philip R. Yates	Pension Plan	34	406,324
	Supplemental Income Plan	N/A	1,784,955
John E. Hamilton	Pension Plan	22	190,503

Supplemental Income Plan

Mr. Yates is the sole participant in the Graham Engineering Corporation Amended Supplemental Income Plan (the “SIP”). As part of the 1998 recapitalization, the Operating Company assumed Graham Engineering’s obligations under the SIP. The SIP provides that upon attaining age 65, Mr. Yates shall receive a fifteen-year annuity providing annual payments equal to 25% of his Final Salary (as defined therein). The SIP also provides that the annuity payments shall be increased annually by a 4% cost of living adjustment. The SIP permits Mr. Yates to begin to receive benefits upon attaining age 65. For purposes of determining the benefits he will receive under the SIP, his Final Salary is as of his date of separation from the Company.

2006 Nonqualified Deferred Compensation

Name	Registrant Contributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Warren D. Knowlton (1)	3,000,000	3,000,000
(2)	5,138,787	5,138,787

Roger M. Prevot

Mark S. Burgess

Ashok Sudan

Paul J. Young

Philip R. Yates

John E. Hamilton

(1)	Represents a deferred signing bonus payable quarterly in 2007 pursuant to the terms of Mr. Knowlton’s employment agreement.

(2)

Represents the present value of contingent annual pension payments of $640,000 per annum for ten (10) years payable upon the occurrence of certain defined events payable pursuant to the terms of Mr. Knowlton’s employment agreement.

Potential Payments Upon Termination or Change of Control

Termination

If the Company terminates Mr. Knowlton’s employment without cause or Mr. Knowlton terminates his employment for good reason, Mr. Knowlton shall be entitled to receive (1) any unpaid base salary, accrued vacation, unpaid bonus for the year prior to his termination of employment, unpaid signing bonus and outstanding business expenses, (2) any earned transaction bonus, (3) a pro rata bonus for the year of his termination, and (4) the nonqualified pension payments under his agreement. If the Company terminates Mr. Burgess’ employment without cause or Mr. Burgess terminates his employment for good reason and Mr. Burgess executes a general release of claims, Mr. Burgess shall be entitled to receive (1) a severance payment equal to two times (A) his annual base salary and (B) his average annual bonus paid in the three most recent fiscal years, (2) a pro rata bonus for the year of his termination, (3) continued health and dental benefits for a period of 12 months, (4) outplacement services for 12 months not to exceed $25,000, and (5) full vesting of certain time vested options to purchase limited partnership interests in Holdings.

In the event that Messrs. Prevot, Sudan or Young is terminated by the Company without cause (as defined in each agreement) (including the Company’s election not to renew the term so that the term ends prior to the fifth anniversary of the agreement) or the executive resigns with good reason (as defined in the agreement), the executive will be entitled to (1) full vesting of all equity awards granted to the executive, (2) a pro rata bonus for the year of termination, (3) monthly payments for a period of 24 months of the executive’s base salary and average annual bonus for the preceding three years, (4) continued health and dental benefits for a period of 24 months and (5) outplacement services for a period of 12 months. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon the executive’s termination of employment, the executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive’s employment is terminated due to the Company’s election not to renew the term so that the term ends following the fifth anniversary of the agreement which was extended to October 2009), each executive is subject to a covenant not to compete with the Company or solicit the Company’s clients or employees. Each executive has also agreed not to reveal the Company’s confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreement of Mr. Prevot, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive an amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.

Change of Control

Upon a change of control, Mr. Knowlton will receive any unpaid deferred signing bonus and the non-qualified deferred pension benefit. In addition, certain of the vesting on a portion of the options granted to Mr. Knowlton and Mr. Burgess will accelerate upon a change of control. In the event that Mr. Knowlton or Mr. Burgess is subject to a tax under Section 4999 of the Internal Revenue Code as a result of a change of control as defined in Section 280G of the Internal Revenue Code, then the executive will receive a gross-up payment so that he will receive a payment equal to the payment that he would have been entitled to receive without the imposition of the excise tax and any additional taxes on the additional payment.

Upon a change of control of the Named Executive Officers other than Mr. Knowlton and Mr. Burgess, if (A) there is a material reduction in the Named Executive Officer’s target annual bonus after a change of control (as defined in each of their respective employment agreements), as compared to the preceding year, and (B) the cure period (as defined in each of their respective employment agreements) expires, the Named Executive Officer will be eligible to receive the same benefits as those provided for under termination for good reason.

The table below summarizes the potential payments upon termination or change of control as of December 31, 2006.

	Good Reason or Without Cause	Potential Change of Control
Warren D Knowlton (1)(2)	$8,138,787	$11,516,353
Roger M. Prevot	1,562,343	1,562,343
Mark S. Burgess (1)	2,283,500	2,283,500
Ashok Sudan	1,014,918	1,014,918
Paul J. Young	577,142	577,142
(1)

The potential change of control payment to each of Mr. Knowlton and Mr. Burgess assumes that each executive is also terminated in connection with the change of control. Each executive is subject to two years of post-termination employment restrictions. For purposes of the calculation of the excess parachute amount under section 280G of the Internal Revenue Code, the value of the post-termination employment restrictions for Mr. Knowlton and Mr. Burgess is deemed to equal the executive’s base salary for two years.

(2)	Mr. Knowlton’s potential change of control payment includes a gross-up payment of $3,377,566 that makes Mr. Knowlton whole for the excise tax under Section 4999 of the Internal Revenue Code.

On December 3, 2006, Philip R. Yates, the Company’s Chief Executive Officer, ceased to be Chief Executive Officer and an employee of the Company, effective December 4, 2006. In connection therewith, on December 3, 2006, the Company and Mr. Yates entered into a separation agreement (the “Yates Agreement”). The Yates Agreement provides, among other things, that (i) Mr. Yates will receive severance payments in an amount totaling $3,615,500 (payable in 156 weekly installments) and be eligible for a pro rata 2006 bonus, (ii) the Company or its affiliates will repurchase Mr. Yates’ equity in the Company and its affiliates, (iii) Mr. Yates will continue to receive health and dental benefits until the earlier of (a) the expiration of the twenty-four month period commencing on the last day that Mr. Yates serves as a member of the Advisory Committee, or (b) the date or dates that Mr. Yates becomes eligible for comparable benefits under plans and programs of a subsequent employer, as applicable, (iv) Mr. Yates will receive under the SIP the entire annuity upon attaining age 65, and (v) Mr. Yates will receive other specified benefits and be subject to specified restrictions, including a non-competition covenant.

On December 3, 2006, John E. Hamilton, the Company’s Chief Financial Officer, ceased to be Chief Financial Officer and an employee of the Company, effective December 4, 2006. In connection therewith, on December 3, 2006, the Company and Mr. Hamilton entered into a separation agreement (the “Hamilton Agreement”). The Hamilton Agreement provides, among other things, that (i) Mr. Hamilton will receive severance payments in an amount totaling $1,640,500 (payable in 156 weekly installments) and be eligible for a pro rata 2006 bonus, (ii) the Company or its affiliates will repurchase Mr. Hamilton’s equity in the Company and its affiliates, (iii) Mr. Hamilton will continue to receive health and dental benefits for a twenty-four month period commencing the last day that Mr. Hamilton serves as a consultant to the Company (see description below) and (iv) Mr. Hamilton will receive other specified benefits and be subject to specified restrictions, including a non-competition covenant. In addition, Mr. Hamilton will facilitate as a consultant in the transitioning and integration of the new Chief Financial Officer, receiving a monthly consulting fee of $45,567 as compensation for a period of up to six months.

2006 Advisory Committee Compensation

The table below summarizes the compensation paid by the Company to non-employee members of the Advisory Committee for the year ended December 31, 2006. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “The Partnership Agreements – The Holdings Partnership Agreement.”

Name: (1) (2)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
T. J. Dermot Dunphy	128,079	0		128,079
Charles E. Kiernan	77,000	0		77,000
Gary G. Michael	77,000	0		77,000
Colin J. Williams	86,796	144,601	(3)	231,397
(1)

Philip R. Yates, the Company’s Chairman of the Advisory Committee, is not included in this table as he was an employee of the Company and thus received no compensation for his services as a member of the Advisory Committee. The compensation received by Mr. Yates as an employee of the Company is shown in the Summary Compensation Table.

(2)	Chinh E. Chu and James A. Quella are not included in this table as they are employees of Blackstone and thus receive no compensation for their services as members of the Advisory Committee.
(3)	Represents consulting fees of €25,000 per month paid from August 17, 2006 through December 31, 2006 pursuant to an Addendum to Advisory Agreement between the Company and Mr. Williams.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth as of December 31, 2006 information with respect to the beneficial ownership of the partnership units of the Company by (i) each person who is known by the Company to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee, (iii) each of the Named Executive Officers and (iv) all members of the Advisory Committee and the executive officers of the Operating Company, as a group. For a more detailed discussion of certain ownership interests, see “Certain Relationships and Related Transactions” (Part III, Item 13).

Name and Address of Beneficial Owner*	Number of Partnership Units of Beneficial Ownership	Percentage of Outstanding Company Partnership Units Beneficially Owned
Members of the Advisory Committee:
Chinh Chu (1)	—	—
James A. Quella (1)	—	—
Charles E. Kiernan (2)	15	**
Gary G. Michael (3)	15	**
T. J. Dermot Dunphy	—	—
Colin J. Williams	—	—

Named Executive Officers:
Warren D. Knowlton (4)	—	—
Roger M. Prevot (5)	150	1.1%
Mark S. Burgess (6)	—	—
Ashok Sudan (7)	40	**
Paul J. Young (8)	7	**
Philip R. Yates (9)	252	1.9%
John E. Hamilton (10)	84	**

All Advisory Committee members and executive officers as a group (14 persons)	576	4.2%

5% Beneficial Owners:
Blackstone Investors (1)	10,518	78.6%
Graham Family Investors (11)	2,007	15.0%

_____________

* Except as noted below, all beneficial owners are members of the Advisory Committee and/or officers of the Operating Company and can be reached c/o Graham Packaging Holdings Company, 2401 Pleasant Valley Road, York, Pennsylvania 17402.

** Less than 1%.

(1)

The Blackstone Investors beneficially own 10,518 partnership units through its direct or indirect ownership in Investor GP and Investor LP. Investor GP is a wholly owned subsidiary of Investor LP. Investor LP directly owns 10,836 partnership units of the Company representing an 81% limited partnership interest in the Company. Investor GP directly owns 535 partnership units of the Company representing a 4% general partnership interest in the Company. The Blackstone Investors, collectively, beneficially own approximately 92.5% of the outstanding common stock of Investor LP. Blackstone Management Associates III L.L.C. (“BMA”) is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman, Chinh Chu and James A. Quella are members of BMA, which has investment and voting control over the shares of Investor LP held or controlled by Blackstone. Each of such persons disclaims beneficial ownership of such shares and of the partnership units of the Company held by Investor GP and Investor LP. Chinh Chu and James A. Quella are members of the Advisory Committee. Mr. Chu and Mr. Quella are Senior Managing Directors of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Management owns approximately 2.7% of the outstanding common stock of Investor LP. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

(2)

Charles E. Kiernan is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.

(3)

Gary G. Michael is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.

(4)

Warren D. Knowlton became the Chief Executive Officer of the Operating Company on December 4, 2006, and as of December 31, 2006 has no partnership units or exercisable rights to acquire partnership units of the Company through options.

(5)

Roger M. Prevot is President and Chief Operating Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 58 are owned indirectly by Mr. Prevot through his ownership of common stock in Investor LP and (b) 92 represent presently exercisable rights to acquire partnership units of the Company through options.

(6)

Mark S. Burgess became the Chief Financial Officer of the Operating Company on December 4, 2006, and as of December 31, 2006 has no partnership units or exercisable rights to acquire partnership units of the Company through options.

(7)

Ashok Sudan is Executive Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 6 are owned indirectly by Mr. Sudan through his ownership of common stock in Investor LP and (b) 34 represent presently exercisable rights to acquire partnership units of the Company through options.

(8)

Paul J. Young is Vice President and General Manager, Food and Beverage PET of the Operating Company. Of the partnership units shown as beneficially owned, all 7 represent presently exercisable rights to acquire partnership units of the Company through options.

(9)

Philip R. Yates is Chairman of the Advisory Committee. Of the partnership units shown as beneficially owned as of December 31, 2006, (a) 116 were owned indirectly by Mr. Yates through his ownership of common stock in Investor LP and (b) 136 represented exercisable rights to acquire partnership units of the Company through options. Pursuant to his separation agreement, dated as of December 3, 2006, the Company repurchased all partnership units on January 5, 2007.

(10)

John E. Hamilton served as Chief Financial Officer of the Operating Company until December 3, 2006. Of the partnership units shown as beneficially owned as of December 31, 2006, (a) 21 were owned indirectly by Mr. Hamilton through his ownership of common stock in Investor LP and (b) 63 represented exercisable rights to acquire partnership units of the Company through options. Pursuant to his separation agreement, dated as of December 3, 2006, the Company repurchased all partnership units on January 5, 2007.

(11)

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

The following table sets forth equity compensation plan information at December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,778.4	$36,150	131.0

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,778.4	$36,150	131.0

Item 13.	Certain Relationships and Related Transactions

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

Graham Engineering has supplied equipment to the Company. The Company received equipment and related services of approximately $10.3 million, $13.1 million and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, (i) permit the Company to purchase certain extrusion blow molding wheel systems from a third party under certain circumstances if Graham Engineering is provided the opportunity to bid on supplying the same equipment; (ii) clarify that the Company’s exclusivity rights under the Equipment Sales Agreement do not apply to certain new generations of Graham Engineering equipment; (iii) in the event of the sale of Graham Engineering to a competitor, provide the Company the option to require the transfer of the existing agreement or obtain a perpetual, royalty-free license to make and use wheel equipment and components; (iv) provide Graham Engineering with the ability to terminate the Equipment Sales Agreement if an arbitrator determines that the Company has purchased certain high output extrusion blow molding equipment from another supplier in breach of the Equipment Sales Agreement; and (v) obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2006 has been met.

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

The Graham Family Investors have supplied management services to the Company since 1998. The Company received services of approximately $2.0 million, $2.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

Blackstone Management Partners III L.L.C. has supplied management services to the Company since 1998. The Company received services of approximately $3.1 million, $3.1 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

DB Investment Partners, Inc. owns approximately a 4.8% equity interest in Investor LP. See “Security Ownership of Certain Beneficial Owners and Management” (Item 12).

The Partnership Agreements

The Operating Company Partnership Agreement

The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994 as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) Investor LP agreed to a recapitalization of Holdings (the “Recapitalization”). Upon the closing of the Recapitalization, the name of the Operating Company was changed to “Graham Packaging Company, L.P.” The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined herein).

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

The purpose of the Operating Company is the manufacture and sale of rigid plastic containers and any business necessary or incidental thereto.

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

The purpose of Holdings is the manufacture and sale of rigid plastic containers and any business necessary or incidental thereto.

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

Loans to Management

At December 31, 2006, the Company had loans outstanding to certain current and former management employees of $3.3 million, including loans to Philip R. Yates of $1.2 million, Roger M. Prevot of $0.6 million, John E. Hamilton of $0.2 million, Ashok Sudan of $0.1 million and other individuals totaling $1.2 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to buy stock in BMP/Graham Holdings Corp. to avoid any management ownership dilution at the time of the capital call payments. The loans mature on September 29, 2007 and March 29, 2008, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. Pursuant to the separation agreements for Philip R. Yates and John E. Hamilton, dated as of December 3, 2006, the loans to these individuals were repaid on January 5, 2007.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, "Deloitte"):

	2006	2005
	(In millions)
Audit fees (a)	$2.0	$2.0
Audit-related fees (b)	0.1	0.6
Tax fees (c)	0.6	0.6
All other fees	0.0	0.0

Total	$2.7	$3.2

(a)	Fees for audit services billed in 2006 and 2005 consisted of the following:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Statutory and regulatory audits

(b)	Fees for audit-related services billed in 2006 and 2005 consisted of the following:
•	Employee benefit plan audits
•	Agreed-upon procedures engagements
•	Acquisition due diligence

(c)	Fees for tax services billed in 2006 and 2005 consisted of tax compliance and tax planning and advice.

In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. The Audit Committee requires that all services performed by Deloitte are pre-approved prior to the services being performed. During 2006 all services were pre-approved.

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

Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 8, 2005 (File No. 333-125173)).

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

10.13	-	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.14*	-	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton.

10.15*	-	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Mark S. Burgess.

10.16	-

Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.17	-

Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.18	-

Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and John E. Hamilton (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.19	-

Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.20

Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.21	-

Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Paul J. Young (incorporated herein by reference to Exhibit 10.19 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.22	-

Form of Employment Agreement, dated as of February 6, 2006, between Graham Packaging Holdings Company and Sara G. Armstrong (incorporated herein by reference to Exhibit 10.20 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.23	-

First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.24	-

Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.25*	-

Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents.

10.26	-

Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

10.27	-

Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and John E. Hamilton (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

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

Date: April 2, 2007

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	BCP/Graham Holdings L.L.C.
its General Partner

By:	/s/ Mark S. Burgess
Name: Mark S. Burgess
Title: Chief Financial Officer
(chief accounting officer and duly authorized officer)

POWER OF ATTORNEY

We, the undersigned officers of BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, and directors of BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as the general partner of Graham Packaging Holdings Company, do hereby constitute and appoint Warren D. Knowlton and Mark S. Burgess, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 2nd day of April, 2007 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

Signature	Title

/s/ Chinh E. Chu	President, Treasurer and Assistant Secretary
Chinh E. Chu	(Principal Executive Officer) of BCP /Graham
Holdings L.L.C.

/s/ Mark S. Burgess	Vice President, Finance and Administration
Mark S. Burgess	(Principal Financial Officer and Principal
Accounting Officer) of BCP / Graham Holdings L.L.C.

/s/ Chinh E. Chu	Director of BMP/Graham Holdings Corporation
Chinh E. Chu

/s/ James A. Quella	Director of BMP/Graham Holdings Corporation
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

SCHEDULE I

GRAHAM PACKAGING HOLDINGS COMPANY

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands)

	December 31,
BALANCE SHEETS	2006	2005

Assets:
Current assets	$—	$—
Other non-current assets	—	—
Total assets	$—	$—
Liabilities and partners’ capital (deficit):
Current liabilities	$187,089	$187,090
Investment in subsidiary	410,667	306,620
Total liabilities	597,756	493,710
Partners’ capital (deficit)	(597,756)	(493,710)
Total liabilities and partners’ capital	$—	$—

	Year Ended December 31,
STATEMENTS OF OPERATIONS	2006	2005	2004
Selling, general and administrative expenses	$—	$(1)	$—
Equity in loss of subsidiaries	(120,376)	(52,640)	(16,614)
Interest expense	—	—	(24,018)
Net loss	$(120,376)	$(52,641)	$(40,632)

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2006	2005	2004
Operating activities:
Net loss	$(120,376)	$(52,641)	$(40,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance fees	—	—	3,082
Changes in current liabilities	—	1	2,768
Proceeds from issuance of intercompany debt	—	—	169,000
Equity in loss of subsidiaries	120,376	52,640	16,614
Net cash provided by operating activities	—	—	150,832
Investing activities:
Return of capital from a subsidiary	—	—	18,168
Net cash provided by investing activities	—	—	18,168
Financing activities:
Payment of long-term debt	—	—	(169,000)
Net cash used in financing activities	—	—	(169,000)
Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flow information:
Cash paid for interest	$—	$—	$18,168

See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

SCHEDULE II

GRAHAM PACKAGING HOLDINGS COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$11,272	$662	$5,635	$6,299
Allowance for inventory losses	4,451	1,132	78	5,505

Year ended December 31, 2005
Allowance for doubtful accounts	$8,872	$3,209	$809	$11,272
Allowance for inventory losses	3,021	2,071	641	4,451

Year ended December 31, 2004
Allowance for doubtful accounts	$7,615	$1,822	$565	$8,872
Allowance for inventory losses	2,464	1,115	558	3,021