Form 10-Q
period 2007-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2007-05-15
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of May 10, 2007 was $-0-.

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	1:	Legal Proceedings	36

Item	1A:	Risk Factors	36

Item	6:	Exhibits	36

Signature			37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,608	$13,327
Accounts receivable, net	276,853	240,692
Inventories	242,464	238,941
Deferred income taxes	15,121	15,409
Prepaid expenses and other current assets	54,881	64,870
Total current assets	598,927	573,239
Property, plant and equipment, net	1,411,263	1,426,012
Intangible assets, net	76,761	78,511
Goodwill	304,150	303,394
Other non-current assets	57,776	60,781
Total assets	$2,448,877	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$216,800	$206,672
Accrued expenses	205,475	194,837
Current portion of long-term debt	37,780	32,308
Total current liabilities	460,055	433,817
Long-term debt	2,509,209	2,514,579
Deferred income taxes	28,829	28,538
Other non-current liabilities	75,523	62,759
Commitments and contingent liabilities (see Notes 9 and 10)	—	—
Partners’ capital (deficit):
General partners	(31,986)	(30,965)
Limited partners	(614,423)	(595,148)
Notes and interest receivable for ownership interests	(3,321)	(3,295)
Accumulated other comprehensive income	24,991	31,652
Total partners’ capital (deficit)	(624,739)	(597,756)
Total liabilities and partners’ capital (deficit)	$2,448,877	$2,441,937

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net sales	$621,785	$645,007
Cost of goods sold	541,625	575,887
Gross profit	80,160	69,120
Selling, general and administrative expenses	35,185	31,135
Net loss on disposal of fixed assets	1,565	580
Operating income	43,410	37,405
Interest expense, net	55,723	50,385
Other expense, net	110	37
Loss before income taxes	(12,423)	(13,017)
Income tax provision (benefit)	3,192	(3,031)
Net loss	$(15,615)	$(9,986)

Net loss allocated to general partners	$(781)	$(499)
Net loss allocated to limited partners	$(14,834)	$(9,487)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(15,615)	$(9,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,729	50,786
Amortization of debt issuance fees	7,135	2,636
Net loss on disposal of fixed assets	1,565	580
Stock compensation expense	114	6
Foreign currency transaction loss (gain)	138	(468)
Interest on receivable for ownership interests	(26)	(48)
Changes in operating assets and liabilities:
Accounts receivable	(35,676)	(34,004)
Inventories	(3,375)	14,860
Prepaid expenses and other current assets	7,539	1,698
Other non-current assets	(640)	(91)
Other non-current liabilities	2,235	(5,512)
Accounts payable and accrued expenses	22,716	86,615
Net cash provided by operating activities	35,839	107,072
Investing activities:
Cash paid for property, plant and equipment	(32,623)	(47,744)
Proceeds from sale of property, plant and equipment	369	371
Acquisition of/investment in business, net of cash acquired	—	(30)
Net cash used in investing activities	(32,254)	(47,403)
Financing activities:
Proceeds from issuance of long-term debt	435,082	133,671
Payment of long-term debt	(435,080)	(205,478)
Buyout of partnership units	(2,762)	—
Debt issuance fees	(4,500)	(31)
Net cash used in financing activities	(7,260)	(71,838)
Effect of exchange rate changes on cash and cash equivalents	(44)	365
Decrease in cash and cash equivalents	(3,719)	(11,804)
Cash and cash equivalents at beginning of period	13,327	26,684
Cash and cash equivalents at end of period	$9,608	$14,880

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$56,743	$21,940
Cash paid for taxes	4,819	3,191

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 and its adoption has not had a significant impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Therefore, the Company may adopt SFAS 159 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 159 on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $4.8 million, with a corresponding decrease in partners’ capital. See Note 8 for additional discussion regarding the impact of the Company’s adoption of FIN 48.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into three forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.33%, on $895.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $3.0 million for the three months ended March 31, 2007 as compared to an unrealized gain of $3.3 million for the three months ended March 31, 2006. 100% of the amount recorded within OCI as of March 31, 2007 is expected to be recognized in interest expense in the next twelve months.

Comprehensive Income

Changes in fair value of derivatives designated and accounted for as cash flow hedges, pension liability adjustments and foreign currency translation adjustments are included in OCI and added with net loss to determine total comprehensive income (loss).

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2006	$14,514	$(4,541)	$2,878	$12,851
Change	(3,648)	—	23,197	19,549
Adjustment to minimum pension liability prior to adoption of SFAS 158	—	1,837	—	1,837
Adjustment to initially apply SFAS 158	—	(2,585)	—	(2,585)

Balance at December 31, 2006	10,866	(5,289)	26,075	31,652
Change	(2,853)	(4,765)	957	(6,661)

Balance at March 31, 2007	$8,013	$(10,054)	$27,032	$24,991

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all unit options were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net loss for the three months ended March 31, 2007 and 2006 would have been reflected as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net loss, as reported	$(15,615)	$(9,986)
Add: stock-based compensation expense included in reported net loss, net of income taxes	114	6
Deduct: total stock-based compensation expense under the fair value method for all awards, net of income taxes	(169)	(305)
Pro forma net loss	$(15,670)	$(10,285)

There were no options granted during the three months ended March 31, 2007 or the three months ended March 31, 2006.

A summary of the changes in the option units outstanding under the option plans for the three months ended March 31, 2007 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,778.4	$36,150
Granted	—	—
Exercised	—	—
Forfeited	(311.0)	40,986
Outstanding at March 31, 2007	1,467.4	35,125	6.9	$—

Vested or expected to vest at end of year	1,245.6	36,787
Exercisable at March 31, 2007	611.7	34,389	4.0	N/A

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the following:

•

a reclassification to reflect as a separate line item within operating income on the Condensed Consolidated Statements of Operations the net loss on disposal of fixed assets; amounts for this line item were previously included predominantly in cost of goods sold; the amount (in thousands) was $580 for the three months ended March 31, 2006; and

•

a reclassification to reflect as separate components of cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows, other non-current assets and other non-current liabilities, which were previously aggregated; accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities; the amount (in thousands) was a cash outflow from a change in other non-current assets of $91 for the three months ended March 31, 2006 and a cash outflow from a change in other non-current liabilities of $5,512 for the three months ended March 31, 2006.

2.	Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Term loans	$1,875,000	$1,819,861
Revolving Credit Facility	1,500	56,000
Foreign and other revolving credit facilities	8,900	7,174
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	35,449	37,607
Other	1,140	1,245
	2,546,989	2,546,887
Less amounts classified as current	37,780	32,308
	$2,509,209	$2,514,579

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “2007 Amendment”). Proceeds of the 2007 Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The 2007 Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. After giving effect to the 2007 Amendment, the Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,875.0 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the 2007 Amendment to the Credit Agreement, the Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of March 31, 2007 was $238.6 million (as reduced by $9.9 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.25% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 1.75% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2007, the Company was in compliance with all covenants.

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

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the three months ended March 31, 2007 and 2006. The Company’s sales to this customer were 14.9% and 18.1% of total sales for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, approximately 100% of the sales to PepsiCo were made in North America.

4.	Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Finished goods	$166,425	$175,362
Raw materials and parts	76,039	63,579
	$242,464	$238,941

5.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2007 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,104	$(5,544)	$18,560	11 years
Customer relationships	41,989	(6,191)	35,798	18 years
Licensing agreements	28,000	(6,363)	21,637	11 years
Non-compete agreements	1,543	(777)	766	5 years
Total	$95,636	$(18,875)	$76,761

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

Amortization expense for the three months ended March 31, 2007 and 2006 was $1.9 million and $1.8 million, respectively. Estimated aggregate amortization expense for 2007 and each of the next five years ending December 31 is as follows (in millions):

2007	$7.4
2008	7.4
2009	7.3
2010	7.1
2011	7.0
2012	7.0

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2006	$284,840	$15,827	$2,727	$303,394
Foreign currency translation adjustments	(628)	76	33	(519)
Other adjustments	1,275	—	—	1,275
Balance at March 31, 2007	$285,487	$15,903	$2,760	$304,150

7.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Accrued employee compensation and benefits	$62,200	$58,491
Accrued interest	26,810	34,885
Accrued sales allowance	25,702	20,254
Other	90,763	81,207
	$205,475	$194,837

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

For the year ended December 31, 2006, the Company incurred costs of employee termination benefits in the United States of $1.6 million, which included the legal liability of severing 46 employees, all of which were terminated by March 31, 2007. Substantialy all of the cash payments for these termination benefits are expected to be made by September 30, 2007. For the year ended December 31, 2006, the Company incurred costs of employee termination benefits in the United States of $5.3 million related to the separation of its Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated by March 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 37 employees, all of which were terminated by March 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. Additional employee termination benefits were incurred in 2002 and 2003 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

The following table reflects a rollforward of these costs, $2.9 million of which is included in other non-current liabilities and the remainder of which is included in accrued employee compensation and benefits (in thousands):

	2002/ 2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	2006 United States Reduction in Force	2006 CEO/CFO Separations	Total
Reserves at December 31, 2006	$293	$240	$458	$779	$936	$5,128	$7,834
Increase (decrease) in reserves	—	—	3	37	(1)	—	39
Cash payments	(49)	(62)	(143)	(445)	(310)	(404)	(1,413)
Reserves at March 31, 2007	$244	$178	$318	$371	$625	$4,724	$6,460

As of December 31, 2006, the Company had accrued payments made on January 5, 2007 to Philip R. Yates and John E. Hamilton, the Company’s former Chief Executive Officer and Chief Financial Officer, for the repurchase of all of their outstanding partnership units and unit options, pursuant to separation agreements dated as of December 3, 2006. The gross amounts accrued and paid to Mr. Yates and Mr. Hamilton were $2,744,236 and $667,528, respectively.

8.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first quarter of 2007, the valuation allowance was increased, in principal part, due to losses in the U.S. subsidiaries with a tax effect of approximately $5.0 million.

The Company adopted FIN 48 effective January 1, 2007. The transition adjustments of $4.8 million were shown as a reduction to partners’ capital.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company had $4.8 million of Unrecognized Tax Benefits (“UTB”) as of January 1, 2007 (of which $1.8 million was interest and penalties) and $5.2 million as of March 31, 2007. All of the UTB, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The Company does not expect that statute expirations will result in any decrease of any UTB over the next twelve months. At this time an estimate of the possible outcome of any changes cannot be made.

Upon adoption of FIN 48, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense and as a result has reported $0.3 million in the aggregate related to interest and penalty exposure as income tax expense in the income statement for the three months ended March 31, 2007. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expenses.

The Company has operations in over 12 countries and files income tax returns in approximately 40 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit scrutiny on average of between 3 years to 6 years in these taxing jurisdictions. The US corporate subsidiaries have open tax years from 2001 forward for federal and certain state tax purposes. The US corporate subsidiaries are currently under Federal audit for 2004 and expect to be audited for 2005. There is an ongoing audit in Mexico which may result in future changes to reported tax. The Company has evaluated the need for additional tax reserves for these audits as part of computing its UTB.

9.	Commitments

The Company is party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases amounted to $14.2 million and $13.6 million for the three months ended March 31, 2007 and 2006, respectively.

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

The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

10.	Contingencies and Legal Proceedings

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

payment they had made to the Company in compliance with a settlement agreement in April 2005. The Company filed a Motion to Dismiss the Counterclaim in January 2006. The litigation is proceeding.

In January 2005, Glass, Molders, Pottery, Plastics and Allied Workers Union filed grievances on behalf of three (3) employees claiming that the Company failed to honor certain pension obligations to the grievants, who were former employees of Owens-Brockway Plastic Products, a subsidiary of Owens-Illinois, Inc., and who were permanently laid off in plant closings by the Company following the Company’s acquisition of O-I Plastic.  The grievances were referred to an Arbitrator, who ruled against the Company on April 23, 2007.   The costs resulting from this ruling will not exceed $5.0 million and have been included in the Company’s pension liabilities and minimum required cash contributions on its financial statements.

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

11.	Condensed Guarantor Data

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,093	$1	$7,514	$—	$—	$9,608
Accounts receivable, net	—	91,176	107,076	78,601	—	—	276,853
Inventories	—	87,919	111,409	43,136	—	—	242,464
Deferred income taxes	—	—	11,838	3,283	—	—	15,121
Prepaid expenses and other current assets	—	16,571	10,356	27,954	—	—	54,881
Total current assets	—	197,759	240,680	160,488	—	—	598,927
Property, plant and equipment, net	—	565,889	561,150	284,224	—	—	1,411,263
Intangible assets, net	—	4,682	65,424	6,655	—	—	76,761
Goodwill	—	9,246	235,634	59,270	—	—	304,150
Net intercompany	—	1,174,102	—	—	—	(1,174,102)	—
Investment in subsidiaries	—	309,625	268,583	—	—	(578,208)	—
Other non-current assets	—	54,813	455	2,508	—	—	57,776
Total assets	$—	$2,316,116	$1,371,926	$513,145	$—	$(1,752,310)	$2,448,877

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$68,885	$102,888	$45,027	$—	$—	$216,800
Accrued expenses	—	111,592	40,296	53,587	—	—	205,475
Current portion of long-term debt	—	30,099	—	7,681	—	—	37,780
Total current liabilities	—	210,576	143,184	106,295	—	—	460,055
Long-term debt	—	2,508,839	—	370	—	—	2,509,209
Deferred income taxes	—	—	17,604	11,225	—	—	28,829
Other non-current liabilities	—	34,351	20,002	21,170	—	—	75,523
Investment in subsidiaries	437,650	—	—		—	(437,650)	—
Net intercompany	187,089	—	930,344	56,669	—	(1,174,102)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(624,739)	(437,650)	260,792	317,416	—	(140,558)	(624,739)
Total liabilities and partners’ capital (deficit)	$—	$2,316,116	$1,371,926	$513,145	$—	$(1,752,310)	$2,448,877

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,456	$1	$11,870	$—	$—	$13,327
Accounts receivable, net	—	83,134	85,872	71,686	—	—	240,692
Inventories	—	81,170	116,371	41,400	—	—	238,941
Deferred income taxes	—	—	11,838	3,571	—	—	15,409
Prepaid expenses and other current assets	—	24,832	10,747	29,291	—	—	64,870
Total current assets	—	190,592	224,829	157,818	—	—	573,239
Property, plant and equipment, net	—	570,811	568,732	286,469	—	—	1,426,012
Intangible assets, net	—	4,664	66,981	6,866	—	—	78,511
Goodwill	—	9,246	234,359	59,789	—	—	303,394
Net intercompany	—	1,191,899	—	—	—	(1,191,899)	—
Investment in subsidiaries	—	319,980	273,213	—	—	(593,193)	—
Other non-current assets	—	58,235	523	2,023	—	—	60,781
Total assets	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$81,390	$80,246	$45,036	$—	$—	$206,672
Accrued expenses	—	105,564	41,576	47,697	—	—	194,837
Current portion of long-term debt	—	26,504	—	5,804	—	—	32,308
Total current liabilities	—	213,458	121,822	98,537	—	—	433,817
Long-term debt	—	2,514,174	—	405	—	—	2,514,579
Deferred income taxes	—	—	17,894	10,644	—	—	28,538
Other non-current liabilities	—	28,462	18,534	15,763	—	—	62,759
Investment in subsidiaries	410,667	—	—	—	—	(410,667)	—
Net intercompany	187,089	—	934,927	69,883	—	(1,191,899)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(597,756)	(410,667)	275,460	317,733	—	(182,526)	(597,756)
Total liabilities and partners’ capital (deficit)	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$264,611	$257,859	$123,246	$—	$(23,931)	$621,785
Cost of goods sold	—	223,704	234,733	107,119	—	(23,931)	541,625
Gross profit	—	40,907	23,126	16,127	—	—	80,160
Selling, general and administrative expenses		13,688	14,768	6,729			35,185
Net loss on disposal of fixed assets		1,039	524	2		—	1,565
Operating income	—	26,180	7,834	9,396	—	—	43,410
Interest expense, net	—	34,306	19,586	1,831	—	—	55,723
Other expense (income), net	—	68	(160)	202	—		110
Equity in loss (earnings) of subsidiaries	15,615	6,460	(343)	—	—	(21,732)	—
(Loss) income before income taxes	(15,615)	(14,654)	(11,249)	7,363	—	21,732	(12,423)
Income tax provision (benefit)	—	961	(1,516)	3,747		—	3,192
Net (loss) income	$(15,615)	$(15,615)	$(9,733)	$3,616	$—	$21,732	$(15,615)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$277,507	$275,071	$111,614	$—	$(19,185)	$645,007
Cost of goods sold	—	235,104	259,867	100,101	—	(19,185)	575,887
Gross profit	—	42,403	15,204	11,513	—	—	69,120
Selling, general and administrative expenses	—	13,027	11,689	6,419	—	—	31,135
Net loss (gain) on disposal of fixed assets	—	483	(73)	170	—	—	580
Operating income	—	28,893	3,588	4,924	—	—	37,405
Interest expense, net	—	30,826	18,211	1,348	—	—	50,385
Other (income) expense, net	—	(340)	(79)	456	—	—	37
Equity in loss of subsidiaries	9,986	8,393	2,976	—	—	(21,355)	—
(Loss) income before income taxes	(9,986)	(9,986)	(17,520)	3,120	—	21,355	(13,017)
Income tax (benefit) provision	—	—	(5,809)	2,778	—	—	(3,031)
Net (loss) income	$(9,986)	$(9,986)	$(11,711)	$342	$—	$21,355	$(9,986)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$—	$24,633	$12,791	$(1,585)	$—	$—	$35,839

Investing activities:
Net cash paid for property, plant and equipment	—	(14,823)	(12,791)	(4,640)	—	—	(32,254)
Acquisition of/investment in a business, net of cash acquired	—	(171)	—	171	—	—	—
Net cash used in investing activities	—	(14,994)	(12,791)	(4,469)	—	—	(32,254)

Financing activities:
Proceeds from issuance of long-term debt	—	421,274	—	13,808	—	—	435,082
Payment of long-term debt	—	(423,014)	—	(12,066)	—	—	(435,080)
Buyout of partnership units		(2,762)					(2,762)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)
Net cash (used in) provided by financing activities	—	(9,002)	—	1,742	—	—	(7,260)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	—	(44)
Increase (decrease) in cash and cash equivalents	—	637	—	(4,356)	—	—	(3,719)
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327
Cash and cash equivalents at end of period	$—	$2,093	$1	$7,514	$—	$—	$9,608

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$89,192	$15,267	$2,613	$—	$—	$107,072

Investing activities:
Net cash paid for property, plant and equipment	—	(25,901)	(15,267)	(6,205)	—	—	(47,373)
Acquisition of/investment in business, net of cash acquired	—	(30)	—	—	—	—	(30)
Net cash used in investing activities	—	(25,931)	(15,267)	(6,205)	—	—	(47,403)

Financing activities:
Proceeds from issuance of long-term debt	—	125,914	—	7,757	—	—	133,671
Payment of long-term debt	—	(194,441)	—	(11,037)	—	—	(205,478)
Debt issuance fees	—	(31)	—	—	—	—	(31)
Net cash used in financing activities	—	(68,558)	—	(3,280)	—	—	(71,838)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	365	—	—	365
Decrease in cash and cash equivalents	—	(5,297)	—	(6,507)	—	—	(11,804)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$6,010	$1	$8,869	$—	$—	$14,880

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

12.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net loss	$(15,615)	$(9,986)
Change in fair value of derivatives	(2,853)	3,291
Change in pension liability	(4,765)	5
Cumulative translation adjustments	957	2,262
Comprehensive income (loss)	$(22,276)	$(4,428)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2007 and 2006, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2007	$539,180	$67,693	$16,539	$(1,627)	$621,785
	Three months ended March 31, 2006	571,941	57,954	15,112	—	645,007

Operating income	Three months ended March 31, 2007	37,862	4,815	733	—	43,410
	Three months ended March 31, 2006	31,718	4,560	1,127	—	37,405

Depreciation and	Three months ended March 31, 2007	43,223	5,312	1,194	—	49,729
amortization	Three months ended March 31, 2006	44,774	4,892	1,120	—	50,786

Interest expense, net	Three months ended March 31, 2007	54,780	618	325	—	55,723
	Three months ended March 31, 2006	49,464	697	224	—	50,385

Income tax provision	Three months ended March 31, 2007	852	2,257	83	—	3,192
(benefit)	Three months ended March 31, 2006	(5,292)	1,979	282	—	(3,031)

Identifiable assets (b) (c)	As of March 31, 2007	2,503,151	315,276	62,232	(431,782)	2,448,877
	As of December 31, 2006	2,494,818	303,667	63,001	(419,549)	2,441,937

Goodwill	As of March 31, 2007	285,487	15,903	2,760	—	304,150
	As of December 31, 2006	284,840	15,827	2,727	—	303,394

Cash paid for property,	Three months ended March 31, 2007	28,439	2,573	1,242	—	32,254
plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions	Three months ended March 31, 2006	41,545	3,225	2,607	(4)	47,373

(a)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(b)

The Company’s net sales for Europe include sales in France which totaled approximately $13.4 million and $13.0 million for the three months ended March 31, 2007 and 2006, respectively. Identifiable assets in France totaled approximately $117.9 million and $115.8 million as of March 31, 2007 and December 31, 2006, respectively.

(c)

The Company’s net sales for North America include sales in Mexico which totaled approximately $34.3 million and $32.5 million for the three months ended March 31, 2007 and 2006, respectively. Identifiable assets in Mexico totaled approximately $146.1 million and $146.9 million as of March 31, 2007 and December 31, 2006, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Food and Beverage	$375,350	$365,034
Household	131,493	140,338
Automotive Lubricants	64,193	74,658
Personal Care/Specialty	50,749	64,977
Total Net Sales	$621,785	$645,007

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2006 product category data to conform to the 2007 presentation.

14.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$548	$2,597
Interest cost	1,085	1,061
Expected return on plan assets	(1,278)	(994)
Net amortization and deferral	190	285
Net periodic pension cost	$545	$2,949

The decrease in net periodic pension cost in the first three months of 2007 was primarily attributable to the December 31, 2006 freeze of the Company’s hourly and salaried pension plan.

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $7.4 million to its pension plans in 2007. As of March 31, 2007, $0.3 million of contributions to its pension plans has been made.

The Company recognized $2.1 million and $0.9 million of expense for its 401(k) plans in the first quarter of 2007 and 2006, respectively. The increase in 401(k) expense is primarily a result of a new contribution to hourly and salaried employees which began January 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2006. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories and, as of the end of March 2007, operated 85 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years, the Company has experienced an overall mix shift toward smaller containers. Based on research prepared by Packaging Strategies and internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the

Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through March 31, 2007, the Company has invested over $1,130.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category.

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

As of March 31, 2007, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in Argentina, Mexico and the Netherlands, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Belgium, Brazil and Turkey.

For the three months ended March 31, 2007, 73.9% of the Company’s net sales were generated by the top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance of the top twenty customers represent customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the three months ended March 31, 2007 and 2006. The Company’s sales to PepsiCo were 14.9% and 18.1% of total sales for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, approximately 100% of the sales to PepsiCo were made in North America.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate (“PET”) and high-density polyethylene (“HDPE”) resins in the United States during the three months ended March 2007 and 2006:

	Three Months Ended
	March
	2007	2006
PET	$0.71	$0.72
HDPE	$0.62	$0.73

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended
	March 31,
	2007		2006
	(Dollars in millions)
North America	$539.0	86.7%	$571.9	88.7%
Europe	66.3	10.7	58.0	9.0
South America	16.5	2.6	15.1	2.3
Total Net Sales	$621.8	100.0%	$645.0	100.0%

	Three Months Ended
	March 31,
	2007		2006
	(Dollars in millions)
Food and Beverage	$375.4	60.4%	$365.0	56.6%
Household	131.5	21.2	140.3	21.7
Automotive Lubricants	64.2	10.3	74.7	11.6
Personal Care/Specialty	50.7	8.1	65.0	10.1
Total Net Sales	$621.8	100.0%	$645.0	100.0%

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2006 product category data to conform to the 2007 presentation.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 decreased $23.2 million, or 3.6%, to $621.8 million from $645.0 million for the three months ended March 31, 2006. The decrease in sales was primarily due to a decrease in resin pricing, changes in mix and price erosion. Container units sold increased 2.0%. On a geographic basis, sales for the three months ended March 31, 2007 in North America decreased $32.9 million, or 5.8%, from the three months ended March 31, 2006, primarily due to a decrease in resin pricing, changes in mix and price erosion. North American sales in the household, automotive lubricants and personal care/specialty product categories contributed $10.0 million, $10.3 million and $14.5 million, respectively, to the decrease, while the food and beverage product category increased $1.9 million. Container units sold in North America increased in the food and beverage and household categories by 1.9% and 1.4%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 11.2% and 19.5%, respectively. Sales for the three months ended March 31, 2007 in Europe increased $8.3 million, or 14.3%, from the three months ended March 31, 2006. The increase in sales was primarily due to favorable exchange rate changes of $5.2 million and higher container units sold of 11.1% compared to the same period last year. Sales for the three months ended March 31, 2007 in South America increased $1.4 million, or 9.3%, from the three months ended March 31, 2006. The increase in sales was primarily due to increased volume and favorable exchange rate changes of $0.4 million.

Gross Profit. Gross profit for the three months ended March 31, 2007 increased $11.1 million to $80.2 million from $69.1 million for the three months ended March 31, 2006. Gross profit for the three months ended March 31, 2007 increased in North America and Europe by $11.5 million and $0.2 million, respectively, and decreased in South America by $0.6 million when compared to the three months ended March 31, 2006. Gross profit was favorably impacted by approximately $5.5 million by not incurring costs in 2007 which it had incurred in 2006 as a result of the inability to recover all costs related to the extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also favorably impacted by a net decrease in non-recurring charges of $6.6 million, a net decrease in project costs of $1.1 million and changes in foreign currency exchange rates of $0.7 million, partially offset by a net decrease in gross profit related to ongoing business of $2.8 million. The decrease in gross profit related to ongoing business was primarily due to increased inflationary pressures which are expected to increase operating costs in the foreseeable future and price erosion, partially offset by operational improvements and volume. The non-recurring charges included expenses incurred in 2007 and 2006 related to restructuring and other non-recurring expenses; additional expenses were incurred in 2006 related to the hurricanes in the United States in the second half of 2005 and the integration of O-I Plastic.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 increased $4.1 million to $35.2 million from $31.1 million for the three months ended March 31, 2006. The increase was primarily due to increases in non-recurring charges, professional fees and compensation-related expenses. The non-recurring charges were $3.4 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively, comprised of expenses relating to global reorganization costs and other costs. Selling, general and administrative expenses as a percent of sales increased to 5.7% of sales for the three months ended March 31, 2007 from 4.8% of sales for the three months ended March 31, 2006.

Interest Expense, Net. Interest expense, net increased $5.3 million to $55.7 million for the three months ended March 31, 2007 from $50.4 million for the three months ended March 31, 2006. The increase was primarily related to the write-off in the first quarter of 2007 of $4.6 million of deferred financing fees in connection with the March 30, 2007 amendment to the Company’s Credit Agreement and an increase in interest rates (average 90-day LIBOR increased from 4.76% for the three months ended March 31, 2006 to 5.36% for the three months ended March 31, 2007), partially offset by lower debt levels in the three months ended March 31, 2007.

Income Tax Provision (Benefit). Income tax provision was $3.2 million for the three months ended March 31, 2007 as compared to income tax benefit of $3.0 million for the three months ended March 31, 2006. The change of $6.2 million was primarily related to the establishment of a $5.0 million valuation allowance on a portion of the tax benefit due to taxable losses and tax credits in North America.

Net Loss. Primarily as a result of the factors discussed above, net loss was $15.6 million for the three months ended March 31, 2007 compared to net loss of $10.0 million for the three months ended March 31, 2006.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $1.0 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. During 2006, the Company entered into three forward rate agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 5.33%, on $895.2 million of term loans. The interest rate swaps and forward rate agreements are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $3.0 million for the three months ended March 31, 2007 as compared to an unrealized gain of $3.3 million for the three months ended March 31, 2006. 100% of the amount recorded within OCI as of March 31, 2007 is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the three months ended March 31, 2007, the Company funded, through its operating activities and available cash and cash equivalents, $32.3 million of investing activities and $7.3 million of financing activities.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. The Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,875.0 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at March 31, 2007 was $238.6 million (as reduced by $9.9 million of outstanding letters of credit). The Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. As of March 31, 2007, the Company was in compliance with all covenants.

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

At March 31, 2007, the Company’s total indebtedness was $2,547.0 million.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The March 31, 2007 Amendment eliminated one of the Company’s finacial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. As of March 31, 2007, the Company was in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended March 31, 2007
(In millions)
Net loss	$(126.0)
Interest income	(0.5)
Interest expense	212.8
Income tax provision	33.8
Depreciation and amortization	204.5

EBITDA	$324.6

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended March 31, 2007
(In millions)
EBITDA	$324.6
Impairment charges	25.9
Other non-cash charges (a)	14.8
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	48.3

Covenant compliance EBITDA	$418.6

(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Four Quarters Ended March 31, 2007
(In millions)
Reorganization and other costs (i)	$30.2
Project startup costs (ii)	18.1
$48.3

(i)

Represents non-recurring costs related to the integration of O-I Plastic, aborted acquisitions, expenses related to the hurricanes in the United States in the second half of 2005, global reorganization costs and other costs.

(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended March 31, 2007, the Operating Company’s covenant compliance EBITDA was $418.6 million. The senior secured debt to covenant compliance EBITDA ratio was 4.57x for the four quarters ended March 31, 2007. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets.

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

Cash paid for property, plant and equipment, net of proceeds from sales of property, plant and equipment and excluding acquisitions, for the three months ended March 31, 2007 was $32.3 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $47 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

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

Off-Balance Sheet Arrangements

Other than operating leases, as of March 31, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 and its adoption has not had a significant impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Therefore, the Company may adopt SFAS 159 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 159 on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax provisions of $4.8 million, with a corresponding decrease in partners’ capital. See Note 8 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional discussion regarding the impact of the Company’s adoption of FIN 48.

Change in Critical Accounting Policy

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. Due to the significant amounts involved and judgment required, the Company deems this policy to be critical to its financial statements.

Inherent in determining the Company’s effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of net operating loss carry-forwards, potential tax law changes, the impact of ongoing or potential tax audits, earnings repatriation plans and other future tax consequences.

The Company establishes reserves for certain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. The Company reviews these tax uncertainties in light of the changing facts and circumstances and adjusts them when significant changes warrant it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of March 31, 2007 for financial instruments that have experienced material changes in fair value since December 31, 2006.

	Expected Maturity Date of Interest Rate Swap Agreements at March 31, 2007							Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	March 31, 2007
			(Dollars in thousands)
Derivatives matched against liabilities
Pay fixed swaps	$650,000	$275,000	$—	$—	$—	$—	$925,000	$7,932
Pay rate	3.98%	4.11%	—	—	—	—	4.02%
Receive rate	5.22%	4.98%	—	—	—	—	5.15%

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and material weaknesses in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures was ineffective as of March 31, 2007.

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

In response to the above determination, the Company has implemented certain remedies, including, among other items, the deployment of greater resources in the area of income tax accounting. The Company hired a tax director and a manager of international tax during the fourth quarter of 2006 to increase oversight of its income tax accounting and has added two tax professionals to its staff in Mexico. In addition, the Company has engaged qualified outside consultants to oversee the tax return preparation and the tax accounting reconciliations as well as conducted extensive management reviews for its Mexican operations. During 2006, the Company also reviewed and documented its income tax accounting processes and identified areas to strengthen the design and operation of its tax related controls. Although these improvements were implemented, the Company has concluded that, as of March 31, 2007, these changes were either not yet fully implemented or not operating effectively for a sufficient period of time in order to reduce the likelihood to remote that a material misstatement in its income tax accounts would occur. The Company expects to continue to implement additional changes relating to tax resources, training and policies during 2007.

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

Other than those changes discussed in Item 4 (a) above, there are no changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed. The risks described in Holdings’ Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Dated: May 15, 2007

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ Mark S. Burgess
Mark S. Burgess
Chief Financial Officer
(chief accounting officer and duly authorized officer)

