Form 10-Q
period 2007-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2007-08-03
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of August 1, 2007 was $-0-.

GRAHAM PACKAGING HOLDINGS COMPANY

PART II. OTHER INFORMATION

Item	1:	Legal Proceedings	42

Item	1A:	Risk Factors	42

Item	6:	Exhibits	42

Signature			43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,647	$13,327
Accounts receivable, net	277,231	240,692
Inventories	249,471	238,941
Deferred income taxes	15,423	15,409
Prepaid expenses and other current assets	53,246	64,870
Total current assets	633,018	573,239
Property, plant and equipment, net	1,390,264	1,426,012
Intangible assets, net	75,912	78,511
Goodwill	305,761	303,394
Other non-current assets	58,204	60,781
Total assets	$2,463,159	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$220,068	$206,672
Accrued expenses	205,419	194,837
Current portion of long-term debt	30,634	32,308
Total current liabilities	456,121	433,817
Long-term debt	2,504,287	2,514,579
Deferred income taxes	30,243	28,538
Other non-current liabilities	85,151	62,759
Commitments and contingent liabilities (see Notes 10 and 11)	—	—
Partners’ capital (deficit):
General partners	(31,729)	(30,965)
Limited partners	(609,748)	(595,148)
Notes and interest receivable for ownership interests	(3,345)	(3,295)
Accumulated other comprehensive income	32,179	31,652
Total partners’ capital (deficit)	(612,643)	(597,756)
Total liabilities and partners’ capital (deficit)	$2,463,159	$2,441,937

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net sales	$650,969	$653,282	$1,272,754	$1,298,289
Cost of goods sold	552,766	569,372	1,094,391	1,145,261
Gross profit	98,203	83,910	178,363	153,028
Selling, general and administrative expenses	33,097	33,205	68,282	64,339
Impairment charges	—	1,112	—	1,112
Net loss on disposal of fixed assets	891	514	2,456	1,094
Operating income	64,215	49,079	107,625	86,483
Interest expense, net	51,977	54,025	107,700	104,410
Other expense, net	592	51	702	88
Income (loss) before income taxes	11,646	(4,997)	(777)	(18,015)
Income tax provision	6,515	10,269	9,707	7,237
Net income (loss)	$5,131	$(15,266)	$(10,484)	$(25,252)

Net income (loss) allocated to general partners	$257	$(763)	$(524)	$(1,263)
Net income (loss) allocated to limited partners	$4,874	$(14,503)	$(9,960)	$(23,989)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(10,484)	$(25,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,684	100,711
Amortization of debt issuance fees	9,696	7,302
Net loss on disposal of fixed assets	2,456	1,094
Impairment charges	—	1,112
Stock compensation expense	294	140
Foreign currency transaction loss (gain)	889	(1,067)
Interest on receivable for ownership interests	(50)	(96)
Changes in operating assets and liabilities:
Accounts receivable	(34,249)	(26,286)
Inventories	(9,243)	48,549
Prepaid expenses and other current assets	7,041	(4,309)
Other non-current assets	(5,071)	(535)
Other non-current liabilities	12,640	2,146
Accounts payable and accrued expenses	35,753	49,150
Net cash provided by operating activities	111,356	152,659
Investing activities:
Cash paid for property, plant and equipment	(67,838)	(93,771)
Proceeds from sale of property, plant and equipment	1,043	5,096
Acquisitions of/investments in businesses, net of cash acquired	—	(197)
Net cash used in investing activities	(66,795)	(88,872)
Financing activities:
Proceeds from issuance of long-term debt	554,781	447,726
Payment of long-term debt	(567,600)	(523,628)
Buyout of partnership units	(3,140)	—
Debt issuance fees	(4,500)	(1,000)
Net cash used in financing activities	(20,459)	(76,902)
Effect of exchange rate changes on cash and cash equivalents	218	848
Increase (decrease) in cash and cash equivalents	24,320	(12,267)
Cash and cash equivalents at beginning of period	13,327	26,684
Cash and cash equivalents at end of period	$37,647	$14,417

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$109,317	$84,639
Cash paid for taxes	7,108	8,967
Non-cash investing and financing activities:
Capital leases	533	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007, and its adoption has not had a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will adopt SFAS 157 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $4.8 million, with a corresponding decrease in partners’ capital. See Note 9 for additional discussion regarding the impact of the Company’s adoption of FIN 48.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-3 was effective January 1, 2007. The Company presents these taxes on a net basis for all periods presented.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $2.2 million for the three months ended June 30, 2007 as compared to an unrealized gain of $2.1 million for the three months ended June 30, 2006 and was an unrealized loss of $5.2 million for the six months ended June 30, 2007 as compared to an unrealized gain of $5.4 million for the six months ended June 30, 2006. 100% of the amount recorded within accumulated OCI as of June 30, 2007 is expected to be recognized in interest expense in the next twelve months.

Comprehensive Income

Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans and foreign currency translation adjustments are included in OCI and added with net income (loss) to determine total comprehensive income (loss).

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

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all unit options were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. There were no options granted during the six months ended June 30, 2007 or the six months ended June 30, 2006.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

A summary of the changes in the option units outstanding under the option plans for the six months ended June 30, 2007 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,778.4	$36,150
Granted	—	—
Exercised	—	—
Forfeited	(330.8)	40,504
Outstanding at June 30, 2007	1,447.6	35,155	6.7	$3.6

Vested or expected to vest	1,225.8	36,850
Exercisable at June 30, 2007	592.5	34,454	3.7	N/A

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the following:

•

a reclassification to reflect as a separate line item within operating income on the Condensed Consolidated Statements of Operations the net loss on disposal of fixed assets; amounts for this line item were previously included predominantly in cost of goods sold; amounts (in thousands) were $514 and $1,094 for the three and six months ended June 30, 2006, respectively.

2.	Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Term loans	$1,870,312	$1,819,861
Revolving Credit Facility	—	56,000
Foreign and other revolving credit facilities	4,299	7,174
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	34,254	37,607
Other	1,056	1,245
	2,534,921	2,546,887
Less amounts classified as current	30,634	32,308
	$2,504,287	$2,514,579

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. After giving effect to the Amendment, the Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,870.3 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the Amendment to the Credit Agreement, the Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of June 30, 2007 was $239.7 million (as reduced by $10.3 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2007, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

The acquisition of O-I Plastic and the related refinancing of the indebtedness of the Company also included the issuance of $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively, “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes) and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

3.	Sales Concentration

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2007 and 2006. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 15.6% and 18.3% of total sales for the six months ended June 30, 2007 and 2006, respectively.

4.	Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$175,983	$175,362
Raw materials and parts	73,488	63,579
	$249,471	$238,941

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

5.	Impairment Charges

In 2006, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million for the three and six months ended June 30, 2006.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2007 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,980	$(6,133)	$18,847	11 years
Customer relationships	42,270	(6,892)	35,378	18 years
Licensing agreements	28,000	(7,000)	21,000	11 years
Non-compete agreements	1,544	(857)	687	5 years
Total	$96,794	$(20,882)	$75,912

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

Amortization expense for the six months ended June 30, 2007 and 2006 was $3.8 million and $3.9 million, respectively. Estimated aggregate amortization expense for 2007 and each of the next five years ending December 31 is as follows (in millions):

2007	$7.4
2008	7.4
2009	7.3
2010	7.1
2011	7.0
2012	7.0

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2006	$284,840	$15,827	$2,727	$303,394
Foreign currency translation adjustments	208	498	96	802
Other adjustments*	1,565	—	—	1,565
Balance at June 30, 2007	$286,613	$16,325	$2,823	$305,761

* Settlement of tax audit of purchase price allocation and tax adjustment related to opening balance of pension liability.

8.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Accrued employee compensation and benefits	$64,455	$58,491
Accrued interest	23,701	34,885
Accrued sales allowance	27,102	20,254
Other	90,161	81,207
	$205,419	$194,837

For the year ended December 31, 2006, the Company incurred costs of employee termination benefits in the United States of $1.6 million, which included the legal liability of severing 46 employees, all of which were terminated by June 30, 2007. Substantialy all of the cash payments for these termination benefits are expected to be made by September 30, 2007. For the year ended December 31, 2006, the Company also incurred costs of employee termination benefits in the United States of $5.3 million related to the separation of its Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated by June 30, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 37 employees, all of which were terminated by June 30, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. Additional employee termination benefits were incurred in 2002 and 2003 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The following table reflects a rollforward of these costs, $2.5 million of which is included in other non-current liabilities and the remainder of which is included in accrued employee compensation and benefits (in thousands):

	2002/ 2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	2006 United States Reduction in Force	2006 CEO/CFO Separations	Total
Reserves at December 31, 2006	$293	$240	$458	$779	$936	$5,128	$7,834
Increase (decrease) in reserves	—	—	3	43	(1)	—	45
Cash payments	(47)	(120)	(240)	(476)	(587)	(842)	(2,312)
Reserves at June 30, 2007	$246	$120	$221	$346	$348	$4,286	$5,567

In addition to the above costs, as of December 31, 2006, the Company had accrued payments made on January 5, 2007 to Philip R. Yates and John E. Hamilton, the Company’s former Chief Executive Officer and Chief Financial Officer, for the repurchase of all of their outstanding partnership units and unit options, pursuant to separation agreements dated as of December 3, 2006. The gross amounts accrued and paid to Mr. Yates and Mr. Hamilton were $2,744,236 and $667,528, respectively.

9.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first six months of 2007, the valuation allowance was increased approximately $7.6 million, in principal part, due to losses in the U.S. subsidiaries.

The Company adopted FIN 48 effective January 1, 2007. The transition adjustments of $4.8 million were shown as a reduction to partners’ capital.

The Company had $4.8 million of net Unrecognized Tax Benefits (“UTB”) as of January 1, 2007 (of which $1.8 million was interest and penalties) and $6.4 million as of June 30, 2007 (of which $3.2 million was interest and penalties). All of the UTB, if recognized in future periods, would impact the reported effective tax rate.

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

Upon adoption of FIN 48, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense and as a result has reported $1.1 million and $1.4 million in the aggregate related to interest and penalty exposure as income tax expense in the income statement for the three and six months ended June 30, 2007, respectively. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expenses.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company has operations in sixteen countries and files income tax returns in approximately forty tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit scrutiny on average of between three years to six years in these taxing jurisdictions. The US corporate subsidiaries have open tax years from 2001 forward for federal and certain state tax purposes. The US corporate subsidiaries are currently under Federal audit for 2004 and 2005. There is an ongoing audit in Mexico which may result in future changes to reported tax. The Company has evaluated the need for additional tax contingencies for these audits as part of computing its UTB.

10.	Commitments

The Company is party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases amounted to $13.5 million and $27.6 million for the three and six months ended June 30, 2007, respectively, and $14.1 million and $27.7 million for the three and six months ended June 30, 2006, respectively.

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

The Equipment Sales Agreement terminates on December 31, 2007, unless mutually extended by the parties.

11.	Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”).  The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million.  In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement.  The Company filed a Motion to Dismiss the Counterclaim in July 2007.  The litigation is proceeding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,213	$1	$14,433	$—	$—	$37,647
Accounts receivable, net	—	94,395	106,448	76,388	—	—	277,231
Inventories	—	93,427	108,006	48,038	—	—	249,471
Deferred income taxes	—	—	11,838	3,585	—	—	15,423
Prepaid expenses and other current assets	—	16,419	11,163	25,664	—	—	53,246
Total current assets	—	227,454	237,456	168,108	—	—	633,018
Property, plant and equipment, net	—	561,428	540,263	288,573	—	—	1,390,264
Intangible assets, net	—	5,398	63,866	6,648	—	—	75,912
Goodwill	—	9,246	235,924	60,591	—	—	305,761
Net intercompany	—	1,166,508	—	—	—	(1,166,508)	—
Investment in subsidiaries	—	311,640	278,022	—	—	(589,662)	—
Other non-current assets	—	51,624	315	6,265	—	—	58,204
Total assets	$—	$2,333,298	$1,355,846	$530,185	$—	$(1,756,170)	$2,463,159

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$88,585	$82,607	$48,876	$—	$—	$220,068
Accrued expenses	—	103,615	42,924	58,880	—	—	205,419
Current portion of long-term debt	—	26,151	—	4,483	—	—	30,634
Total current liabilities	—	218,351	125,531	112,239	—	—	456,121
Long-term debt	—	2,503,935	—	352	—	—	2,504,287
Deferred income taxes	—	—	17,894	12,349	—	—	30,243
Other non-current liabilities	—	36,566	19,661	28,924	—	—	85,151
Investment in subsidiaries	425,554	—	—	—	—	(425,554)	—
Net intercompany	187,089	—	925,038	54,381	—	(1,166,508)	—
Commitments and contingent liabilities	—	—	—	—	—	—	—
Partners’ capital (deficit)	(612,643)	(425,554)	267,722	321,940	—	(164,108)	(612,643)
Total liabilities and partners’ capital (deficit)	$—	$2,333,298	$1,355,846	$530,185	$—	$(1,756,170)	$2,463,159

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$268,032	$280,003	$126,021	$—	$(23,087)	$650,969
Cost of goods sold	—	221,518	246,208	108,127	—	(23,087)	552,766
Gross profit	—	46,514	33,795	17,894	—	—	98,203
Selling, general and administrative expenses	—	10,458	16,516	6,123	—	—	33,097
Net loss (gain) on disposal of fixed assets	—	702	505	(316)	—	—	891
Operating income	—	35,354	16,774	12,087	—	—	64,215
Interest expense, net	—	30,838	19,799	1,340	—	—	51,977
Other (income) expense, net	—	(11,922)	(130)	402	—	12,242	592
Equity in (earnings) loss of subsidiaries	(5,131)	10,121	(2,001)	—	—	(2,989)	—
Income (loss) before income taxes	5,131	6,317	(894)	10,345	—	(9,253)	11,646
Income tax provision	—	1,186	276	5,053	—	—	6,515
Net income (loss)	$5,131	$5,131	$(1,170)	$5,292	$—	$(9,253)	$5,131

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$532,643	$537,862	$249,268	$—	$(47,019)	$1,272,754
Cost of goods sold	—	445,222	480,941	215,247	—	(47,019)	1,094,391
Gross profit	—	87,421	56,921	34,021	—	—	178,363
Selling, general and administrative expenses	—	24,145	31,283	12,854	—	—	68,282
Net loss (gain) on disposal of fixed assets	—	1,741	1,028	(313)	—	—	2,456
Operating income	—	61,535	24,610	21,480	—	—	107,625
Interest expense, net	—	65,144	39,384	3,172	—	—	107,700
Other (income) expense, net	—	(11,854)	(291)	602	—	12,245	702
Equity in loss (earnings) of subsidiaries	10,484	16,584	(2,346)	—	—	(24,722)	—
(Loss) income before income taxes	(10,484)	(8,339)	(12,137)	17,706	—	12,477	(777)
Income tax provision (benefit)	—	2,145	(1,240)	8,802	—	—	9,707
Net (loss) income	$(10,484)	$(10,484)	$(10,897)	$8,904	$—	$12,477	$(10,484)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$277,596	$281,163	$116,162	$—	$(21,639)	$653,282
Cost of goods sold	—	233,405	254,185	103,421	—	(21,639)	569,372
Gross profit	—	44,191	26,978	12,741	—	—	83,910
Selling, general and administrative expenses	—	11,960	14,437	6,808	—	—	33,205
Impairment charges	—	1,112	—	—	—	—	1,112
Net loss (gain) on disposal of fixed assets	—	295	439	(220)	—	—	514
Operating income	—	30,824	12,102	6,153	—	—	49,079
Interest expense, net	—	33,564	19,113	1,348	—	—	54,025
Other (income) expense, net	—	(548)	(478)	1,077	—	—	51
Equity in loss of subsidiaries	15,266	11,571	2,412	—	—	(29,249)	—
(Loss) income before income taxes	(15,266)	(13,763)	(8,945)	3,728	—	29,249	(4,997)
Income tax provision	—	1,503	4,679	4,087	—	—	10,269
Net (loss) income	$(15,266)	$(15,266)	$(13,624)	$(359)	$—	$29,249	$(15,266)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Net sales	$—	$555,103	$556,232	$227,778	$—	$(40,824)	$1,298,289
Cost of goods sold	—	468,510	514,051	203,524	—	(40,824)	1,145,261
Gross profit	—	86,593	42,181	24,254	—	—	153,028
Selling, general and administrative expenses	—	24,985	26,126	13,228	—	—	64,339
Impairment charges	—	1,112	—	—	—	—	1,112
Net loss (gain) on disposal of fixed assets	—	779	366	(51)	—	—	1,094
Operating income	—	59,717	15,689	11,077	—	—	86,483
Interest expense, net	—	64,390	37,327	2,693	—	—	104,410
Other (income) expense, net	—	(888)	(558)	1,534	—	—	88
Equity in loss of subsidiaries	25,252	19,964	5,385	—	—	(50,601)	—
(Loss) income before income taxes	(25,252)	(23,749)	(26,465)	6,850	—	50,601	(18,015)
Income tax provision (benefit)	—	1,503	(1,131)	6,865	—	—	7,237
Net (loss) income	$(25,252)	$(25,252)	$(25,334)	$(15)	$—	$50,601	$(25,252)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$72,246	$26,714	$12,396	$—	$—	$111,356

Investing activities:
Net cash paid for property, plant and equipment	—	(29,183)	(26,225)	(11,387)	—	—	(66,795)
Acquisition of/investment in a business, net of cash acquired	—	(3,031)	—	3,031	—	—	—
Net cash used in investing activities	—	(32,214)	(26,225)	(8,356)	—	—	(66,795)

Financing activities:
Proceeds from issuance of long-term debt	—	527,775	—	27,006	—	—	554,781
Payment of long-term debt	—	(538,410)	(489)	(28,701)	—	—	(567,600)
Buyout of partnership units	—	(3,140)	—	—	—	—	(3,140)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)
Net cash used in financing activities	—	(18,275)	(489)	(1,695)	—	—	(20,459)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	218	—	—	218
Increase in cash and cash equivalents	—	21,757	—	2,563	—	—	24,320
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327
Cash and cash equivalents at end of period	$—	$23,213	$1	$14,433	$—	$—	$37,647

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$116,341	$26,470	$9,848	$—	$—	$152,659

Investing activities:
Net cash paid for property, plant and equipment	—	(50,022)	(26,470)	(12,183)	—	—	(88,675)
Acquisitions of/investments in businesses, net of cash acquired	—	(195)	—	(2)	—	—	(197)
Net cash used in investing activities	—	(50,217)	(26,470)	(12,185)	—	—	(88,872)

Financing activities:
Proceeds from issuance of long-term debt	—	428,720	—	19,006	—	—	447,726
Payment of long-term debt	—	(500,583)	—	(23,045)	—	—	(523,628)
Debt issuance fees	—	(1,000)	—	—	—	—	(1,000)
Net cash used in financing activities	—	(72,863)	—	(4,039)	—	—	(76,902)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	848	—	—	848
Decrease in cash and cash equivalents	—	(6,739)	—	(5,528)	—	—	(12,267)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684
Cash and cash equivalents at end of period	$—	$4,568	$1	$9,848	$—	$—	$14,417

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$5,131	$(15,266)	$(10,484)	$(25,252)
Changes in fair value of derivatives, net of taxes	(2,311)	2,122	(5,164)	5,413
Change in amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of taxes	83	(78)	(4,682)	(73)
Cumulative translation adjustments, net of taxes	9,416	4,022	10,373	6,284
Comprehensive income (loss)	$12,319	$(9,200)	$(9,957)	$(13,628)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2007 and 2006, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2007	$565,904	$68,405	$16,795	$(135)	$650,969
	Three months ended June 30, 2006	580,384	59,000	14,011	(113)	653,282
	Six months ended June 30, 2007	1,105,083	136,098	33,334	(1,761)	1,272,754
	Six months ended June 30, 2006	1,152,325	116,954	29,123	(113)	1,298,289

Operating income	Three months ended June 30, 2007	57,610	5,531	1,074	—	64,215
	Three months ended June 30, 2006	43,771	4,783	525	—	49,079
	Six months ended June 30, 2007	95,473	10,345	1,807	—	107,625
	Six months ended June 30, 2006	75,489	9,343	1,651	—	86,483

Depreciation and	Three months ended June 30, 2007	45,101	5,634	1,219	—	51,954
amortization	Three months ended June 30, 2006	43,664	5,197	1,064	—	49,925
	Six months ended June 30, 2007	88,324	10,947	2,413	—	101,684
	Six months ended June 30, 2006	88,438	10,090	2,183	—	100,711

Interest expense, net	Three months ended June 30, 2007	50,673	959	345	—	51,977
	Three months ended June 30, 2006	53,021	819	185	—	54,025
	Six months ended June 30, 2007	105,452	1,577	671	—	107,700
	Six months ended June 30, 2006	102,485	1,516	409	—	104,410

Other (income) expense, net	Three months ended June 30, 2007	(11,896)	233	11	12,244	592
	Three months ended June 30, 2006	(401)	331	121	—	51
	Six months ended June 30, 2007	(11,776)	152	82	12,244	702
	Six months ended June 30, 2006	(534)	376	246	—	88

Income tax provision	Three months ended June 30, 2007	3,600	2,437	478	—	6,515
	Three months ended June 30, 2006	8,028	2,008	233	—	10,269
	Six months ended June 30, 2007	4,452	4,694	561	—	9,707
	Six months ended June 30, 2006	2,736	3,987	514	—	7,237

Identifiable assets (b) (c)	As of June 30, 2007	2,526,690	319,615	64,418	(447,564)	2,463,159
	As of December 31, 2006	2,494,818	303,667	63,001	(419,549)	2,441,937

Goodwill	As of June 30, 2007	286,613	16,325	2,823	—	305,761
	As of December 31, 2006	284,840	15,827	2,727	—	303,394

Cash paid for property,	Six months ended June 30, 2007	58,363	6,192	2,240	—	66,795
plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions	Six months ended June 30, 2006	78,229	7,198	3,252	(4)	88,675

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	To eliminate intercompany balances, which include investments in the operating segments and inter-segment receivables and payables.
(b)

The Company’s net sales for Europe include sales in Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $14.8 million, $13.8 million, $10.9 million and $9.7 million, respectively, for the three months ended June 30, 2007, and approximately $11.0 million, $13.1 million, $9.5 million and $9.0 million, respectively, for the three months ended June 30, 2006. The Company’s net sales for Europe include sales in Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $30.6 million, $27.2 million, $22.9 million and $17.8 million, respectively, for the six months ended June 30, 2007, and approximately $22.3 million, $26.1 million, $20.0 million and $17.6 million, respectively, for the six months ended June 30, 2006. Identifiable assets in Poland, France, Rotselaar (Belgium) and Spain totaled approximately $89.4 million, $117.7 million, $39.4 million and $34.2 million, respectively, as of June 30, 2007, and $82.6 million, $115.8 million, $36.5 million and $37.1 million, respectively, as of December 31, 2006.

(c)

The Company’s net sales for North America include sales in Mexico which totaled approximately $34.9 million and $37.4 million for the three months ended June 30, 2007 and 2006, respectively, and $69.2 million and $69.9 million for the six months ended June 30, 2007 and 2006, respectively. Identifiable assets in Mexico totaled approximately $152.8 million and $146.9 million as of June 30, 2007 and December 31, 2006, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Food and Beverage	$410,118	$401,834	$785,468	$766,868
Household	124,073	116,160	255,566	256,499
Automotive Lubricants	66,532	72,864	130,725	147,522
Personal Care/Specialty	50,246	62,424	100,995	127,400
Total Net Sales	$650,969	$653,282	$1,272,754	$1,298,289

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2006 product category data to conform to the 2007 presentation.

15.	Pension Plans

The components of net periodic pension cost for the Company’s U.S. defined benefit pension plans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$548	$2,597	$1,096	$5,193
Interest cost	1,086	1,061	2,171	2,123
Expected return on plan assets	(1,279)	(994)	(2,557)	(1,989)
Net amortization and deferral	190	285	380	570
Net periodic pension cost	$545	$2,949	$1,090	$5,897

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The decrease in net periodic pension cost in the first half of 2007 was primarily attributable to the December 31, 2006 freeze of the Company’s hourly and salaried pension plan.

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $7.4 million to its pension plans in 2007. As of June 30, 2007, $2.2 million of contributions to its pension plans has been made.

The Company recognized $2.1 million and $0.8 million of expense for its 401(k) plans in the second quarter of 2007 and 2006, respectively, and $4.2 million and $1.7 million in the first half of 2007 and 2006, respectively. The increase in 401(k) expense is primarily a result of a new 3% contribution to hourly and salaried employees which began January 1, 2007 following the freeze of the Company’s hourly and salaried pension plan.

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

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories and, as of the end of June 2007, operated 85 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years, the Company has experienced an overall mix shift toward smaller containers. Based on internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through June 30, 2007, the Company has invested over $1,140.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category.

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

The Company’s personal care/specialty product category is a product category that is driven by new product launch and relaunch cycles. Based on the volume of its sales to many major suppliers of personal care/specialty products, management believes the Company is among the leading suppliers in this product category which includes products for the hair care, skin care, oral care and specialty markets. Management believes that the Company’s leading supply position results from its commitment to and reputation in new product development and flexible manufacturing processes and operations.

As of June 30, 2007, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in Argentina, Mexico and the Netherlands, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Belgium, Brazil and Turkey.

For the six months ended June 30, 2007, 73.8% of the Company’s net sales were generated by the top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance of the top twenty customers represent customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2007 and 2006. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 15.6% and 18.3% of total sales for the six months ended June 30, 2007 and 2006, respectively.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate (“PET”) and high-density polyethylene (“HDPE”) resins in the United States during the three and six months ended June 2007 and 2006:

	Three Months Ended		Six Months Ended
	June		June
	2007	2006	2007	2006
PET	$0.77	$0.71	$0.74	$0.72
HDPE	$0.68	$0.67	$0.65	$0.70

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(Dollars in millions)
North America	$565.8	86.9%	$580.3	88.8%	$1,104.8	86.8%	$1,152.3	88.8%
Europe	68.4	10.5	59.0	9.0	134.6	10.6	116.9	9.0
South America	16.8	2.6	14.0	2.2	33.4	2.6	29.1	2.2
Total Net Sales	$651.0	100.0%	$653.3	100.0%	$1,272.8	100.0%	$1,298.3	100.0%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(Dollars in millions)
Food and Beverage	$410.1	63.0%	$401.8	61.5%	$785.5	61.7%	$766.9	59.1%
Household	124.1	19.1	116.2	17.8	255.6	20.1	256.5	19.7
Automotive Lubricants	66.5	10.2	72.9	11.2	130.7	10.3	147.5	11.4
Personal Care/Specialty	50.3	7.7	62.4	9.5	101.0	7.9	127.4	9.8
Total Net Sales	$651.0	100.0%	$653.3	100.0%	$1,272.8	100.0%	$1,298.3	100.0%

Note: Based upon a broader product offering and consolidation of production facilities resulting from the acquisition of O-I Plastic, the Company has reviewed and changed its traditional methodology for compiling product category data. Reclassifications have been made to the 2006 product category data to conform to the 2007 presentation.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 decreased $2.3 million, or 0.4%, to $651.0 million from $653.3 million for the three months ended June 30, 2006. The decrease in sales was primarily due to changes in mix and price erosion, partially offset by an increase in resin pricing. Container units sold increased 0.9%. On a geographic basis, sales for the three months ended June 30, 2007 in North America decreased $14.5 million, or 2.5%, from the three months ended June 30, 2006, primarily due to changes in mix and price erosion, partially offset by an increase in resin pricing. North American sales in the food and beverage, automotive lubricants and personal care/specialty product categories contributed $0.2 million, $7.3 million and $11.8 million, respectively, to the decrease, while the household product category increased $4.8 million. Container units sold in North America increased in the household product category by 10.4%, and decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 0.5%, 7.0% and 18.2%, respectively. Sales for the three months ended June 30, 2007 in Europe increased $9.4 million, or 15.9%, from the three months ended June 30, 2006. The increase in sales was primarily due to favorable exchange rate changes of $5.2 million and higher container units sold of 7.7% compared to the same period last year. Sales for the three months ended June 30, 2007 in South America increased $2.8 million, or 20.0%, from the three months ended June 30, 2006. The increase in sales was primarily due to increased volume and favorable exchange rate changes of $1.0 million.

Gross Profit. Gross profit for the three months ended June 30, 2007 increased $14.3 million to $98.2 million from $83.9 million for the three months ended June 30, 2006. Gross profit for the three months ended June 30, 2007 increased in North America, Europe and South America by $12.5 million, $1.4 million and $0.4 million, respectively, when compared to the three months ended June 30, 2006. Gross profit was favorably impacted by a net decrease in non-recurring charges of $3.3 million, a net decrease in project startup costs of $1.8 million, changes in foreign currency exchange rates of $1.1 million and a net increase in gross profit related to ongoing business of $8.1 million. The non-recurring charges included expenses incurred in 2007 and 2006 related to restructuring and other non-recurring expenses; additional expenses were incurred in 2006 related to the hurricanes in the United States in the second half of 2005 and the integration of O-I Plastic.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $0.1 million to $33.1 million from $33.2 million for the three months ended June 30, 2006. An increase in compensation-related expenses was offset by decreases in non-recurring charges and development costs. The non-recurring charges were $4.0 million and $5.7 million for the three months ended June 30, 2007 and 2006, respectively, comprised of expenses relating to global reorganization costs and other costs; additional expenses were incurred in 2006 related to an aborted acquisition and the integration of O-I Plastic. Selling, general and administrative expenses as a percent of sales were 5.1% of sales for the three months ended June 30, 2007 and 2006.

Impairment Charges. There were no impairment charges for the three months ended June 30, 2007 as compared to $1.1 million for the three months ended June 30, 2006. In 2006, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million for the three months ended June 30, 2006.

Interest Expense, Net. Interest expense, net decreased $2.0 million to $52.0 million for the three months ended June 30, 2007 from $54.0 million for the three months ended June 30, 2006. The decrease was primarily related to the write-off of $2.1 million of deferred financing fees in connection with a 2006 amendment to the Company’s Credit Agreement in the three months ended June 30, 2006.

Income Tax Provision. Income tax provision decreased $3.8 million to $6.5 million for the three months ended June 30, 2007 from $10.3 million for the three months ended June 30, 2006. The decrease was primarily related to a smaller valuation allowance on taxable losses in North America due to improved results.

Net Income (Loss). Primarily as a result of the factors discussed above, net income was $5.1 million for the three months ended June 30, 2007 compared to net loss of $15.3 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales. Net sales for the six months ended June 30, 2007 decreased $25.5 million, or 2.0%, to $1,272.8 million from $1,298.3 million for the six months ended June 30, 2006. The decrease in sales was primarily due to a decrease in resin pricing, changes in mix and price erosion. Container units sold increased 1.5%. On a geographic basis, sales for the six months ended June 30, 2007 in North America decreased $47.5 million, or 4.1%, from the six months ended June 30, 2006, primarily due to a decrease in resin pricing, changes in mix and price erosion. North American sales in the household, automotive lubricants and personal care/specialty product categories contributed $5.1 million, $17.7 million and $26.4 million, respectively, to the decrease, while the food and beverage product category increased $1.7 million. Container units sold in North America increased in the food and beverage and household product categories by 0.6% and 5.6%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 9.1% and 18.8%, respectively. Sales for the six months ended June 30, 2007 in Europe increased $17.7 million, or 15.1%, from the six months ended June 30, 2006. The increase in sales was primarily due to favorable exchange rate changes of $10.4 million and higher container units sold of 9.5% compared to the same period last year. Sales for the six months ended June 30, 2007 in South America increased $4.3 million, or 14.8%, from the six months ended June 30, 2006. The increase in sales was primarily due to increased volume and favorable exchange rate changes of $1.4 million.

Gross Profit. Gross profit for the six months ended June 30, 2007 increased $25.4 million to $178.4 million from $153.0 million for the six months ended June 30, 2006. Gross profit for the six months ended June 30, 2007 increased in North America and Europe by $24.0 million and $1.6 million, respectively, and decreased in South America by $0.2 million when compared to the six months ended June 30, 2006. Gross profit was favorably impacted by approximately $5.5 million by not incurring costs in 2007 which it had incurred in 2006 as a result of the inability to recover all costs related to the extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also favorably impacted by a net decrease in non-recurring charges of $9.8 million, a net decrease in project startup costs of $2.9 million, changes in foreign currency exchange rates of $1.8 million and a net increase in gross profit related to ongoing business of $5.4 million. The non-recurring charges included expenses incurred in 2007 and 2006 related to restructuring and other non-recurring expenses; additional expenses were incurred in 2006 related to the hurricanes in the United States in the second half of 2005 and the integration of O-I Plastic.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 increased $4.0 million to $68.3 million from $64.3 million for the six months ended June 30, 2006. The increase was primarily due to increases in non-recurring charges and compensation-related expenses, partially offset by a decrease in development costs. The non-recurring charges were $7.4 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively, comprised of expenses relating to global reorganization costs and other costs; additional expenses were incurred in 2006 related to an aborted acquisition and the integration of O-I Plastic. Selling, general and administrative expenses as a percent of sales increased to 5.4% of sales for the six months ended June 30, 2007 from 5.0% of sales for the six months ended June 30, 2006.

Impairment Charges. There were no impairment charges for the six months ended June 30, 2007 as compared to $1.1 million for the six months ended June 30, 2006. In 2006, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, resulting in impairment charges of $1.1 million for the six months ended June 30, 2006.

Interest Expense, Net. Interest expense, net increased $3.3 million to $107.7 million for the six months ended June 30, 2007 from $104.4 million for the six months ended June 30, 2006. The increase was primarily related to the write-off in the first quarter of 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to the Company’s Credit Agreement (as compared to the write-off in the first half of 2006 of $2.1 million of deferred financing fees in connection with a 2006 amendment to the Company’s Credit Agreement) and an increase in interest rates (average 90-day LIBOR increased from 4.99% for the six months ended June 30, 2006 to 5.36% for the six months ended June 30, 2007), partially offset by lower debt levels in the six months ended June 30, 2007.

Income Tax Provision. Income tax provision increased $2.5 million to $9.7 million for the six months ended June 30, 2007 from $7.2 million for the six months ended June 30, 2006. The increase was primarily related to improved results in jurisdictions where the Company has income tax liabilities, principally Mexico and Europe.

Net Income (Loss). Primarily as a result of the factors discussed above, net loss was $10.5 million for the six months ended June 30, 2007 compared to net loss of $25.3 million for the six months ended June 30, 2006.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations increased comprehensive income by $9.4 million for the three months ended June 30, 2007, decreased comprehensive loss by $4.0 million for the three months ended June 30, 2006 and decreased comprehensive loss by $10.4 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $2.2 million for the three months ended June 30, 2007 as compared to an unrealized gain of $2.1 million for the three months ended June 30, 2006 and was an unrealized loss of $5.2 million for the six months ended June 30, 2007 as compared to an unrealized gain of $5.4 million for the six months ended June 30, 2006. 100% of the amount recorded within accumulated OCI as of June 30, 2007 is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the six months ended June 30, 2007, the Company funded, through its operating activities, $66.8 million of investing activities and $20.5 million of financing activities.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the term loan B facility provided under the Credit Agreement by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. The Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,870.3 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at June 30, 2007 was $239.7 million (as reduced by $10.3 million of outstanding letters of credit). The Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. As of June 30, 2007, the Company was in compliance with all covenants.

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

At June 30, 2007, the Company’s total indebtedness was $2,534.9 million.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The March 30, 2007 Amendment eliminated one of the Company’s finacial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. As of June 30, 2007, the Company was in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended June 30, 2007
(In millions)
Net loss	$(105.6)
Interest income	(0.5)
Interest expense	210.8
Income tax provision	30.0
Depreciation and amortization	206.5

EBITDA	$341.2

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended June 30, 2007
(In millions)
EBITDA	$341.2
Impairment charges	24.8
Other non-cash charges (a)	15.2
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	41.6

Covenant compliance EBITDA	$427.8

(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the non-recurring items in the table below:

Four Quarters Ended June 30, 2007
(In millions)
Reorganization and other costs (i)	$25.3
Project startup costs (ii)	16.3
$41.6

(i)

Represents non-recurring costs related to the integration of O-I Plastic, aborted acquisitions, expenses related to the hurricanes in the United States in the second half of 2005, global reorganization costs and other costs.

(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended June 30, 2007, the Operating Company’s covenant compliance EBITDA was $427.8 million. The senior secured debt to covenant compliance EBITDA ratio was 4.38x for the four quarters ended June 30, 2007. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to interest expense ratio of 2.0 to 1, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets.

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

The Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash paid for property, plant and equipment, net of proceeds from sales of property, plant and equipment and excluding acquisitions, for the six months ended June 30, 2007 was $66.8 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $45 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

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

Off-Balance Sheet Arrangements

Other than operating leases, as of June 30, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007, and its adoption has not had a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will adopt SFAS 157 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $4.8 million, with a corresponding decrease in partners’ capital. See Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional discussion regarding the impact of the Company’s adoption of FIN 48.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-3 was effective January 1, 2007. The Company presents these taxes on a net basis for all periods presented.

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

The Company establishes contingencies for certain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. The Company reviews these tax uncertainties in light of the changing facts and circumstances and adjusts them when significant changes warrant it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides disclosure as of June 30, 2007 for financial instruments that have experienced material changes in fair value since December 31, 2006.

	Expected Maturity Date of Interest Rate Swap Agreements at June 30, 2007							Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	June 30, 2007
			(Dollars in thousands)
Derivatives matched against liabilities
Pay fixed swaps	$650,000	$275,000	$—	$—	$—	$—	$925,000	$5,702
Pay rate	3.98%	4.11%	—	—	—	—	4.02%
Receive rate	5.34%	5.33%	—	—	—	—	5.34%

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and material weaknesses in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures was ineffective as of June 30, 2007.

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

In response to the above determination, the Company has implemented certain remedies, including, among other items, the deployment of greater resources in the area of income tax accounting. The Company hired a tax director and a manager of international tax during the fourth quarter of 2006 to increase oversight of its income tax accounting and has added two tax professionals to its staff in Mexico. In addition, the Company has engaged qualified outside consultants to oversee the tax return preparation and the tax accounting reconciliations as well as conducted extensive management reviews for its Mexican operations. During 2006 and the six months ended June 30, 2007, the Company also reviewed and documented its income tax accounting processes and identified areas to strengthen the design and operation of its tax related controls. Although these improvements were implemented, the Company has concluded that, as of June 30, 2007, these changes were either not yet fully implemented or not operating effectively for a sufficient period of time in order to reduce the likelihood to remote that a material misstatement in its income tax accounts would occur. The Company expects to continue to implement additional changes relating to tax resources, training and policies during the remainder of 2007.

During the fourth quarter of 2006, the Company also identified various other deficiencies that, when considered on an aggregate basis, constitute a material weakness. These deficiencies relate to matters such as segregation of duties and computer system access and approval processes. These deficiencies in the design and operation of internal controls could result in misstatements in the reported amount of various financial statement amounts. In order to eliminate certain segregation of duties concerns, the Company has created a separate department to handle certain customer and pricing matters and segregated certain responsibilities relating to the human resources and payroll processes in the first half of 2007. In addition, the Company is implementing procedures to more closely limit user access to its information technology systems. The Company plans to make additional changes in its personnel, policies, systems and procedures during the remainder of 2007 in order to specifically address the deficiencies identified and strengthen its internal controls.

At this time, the Company is not required to issue an internal control report or receive an independent opinion relating to its internal controls from its external auditors. The Company will be required to issue an internal control report beginning with its 2007 Annual Report on Form 10-K and will be required to receive an independent assessment beginning with its 2008 Annual Report on Form 10-K.

(b)	Changes in Internal Controls

Other than those changes discussed in Item 4 (a) above, there are no changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference in response to this item.

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

Dated: August 3, 2007

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ Mark S. Burgess
Mark S. Burgess
Chief Financial Officer
(chief accounting officer and duly authorized officer)

