Form 10-Q
period 2007-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2007-11-02
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-53603-03

GRAHAM PACKAGING HOLDINGS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2553000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Pleasant Valley Road York, Pennsylvania	17402
(Address of principal executive offices)	(Zip Code)

(717) 849-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,703	$13,327
Accounts receivable, net	259,122	240,692
Inventories	244,169	238,941
Deferred income taxes	17,138	15,409
Prepaid expenses and other current assets	47,138	64,870

Total current assets	646,270	573,239
Property, plant and equipment, net	1,378,137	1,426,012
Intangible assets, net	74,828	78,511
Goodwill	306,246	303,394
Other non-current assets	56,388	60,781

Total assets	$2,461,869	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$193,336	$206,672
Accrued expenses and other current liabilities	236,969	194,837
Current portion of long-term debt	37,542	32,308

Total current liabilities	467,847	433,817
Long-term debt	2,494,893	2,514,579
Deferred income taxes	34,340	28,538
Other non-current liabilities	80,849	62,759
Commitments and contingent liabilities (see Notes 10 and 11)
Partners’ capital (deficit):
General partners	(32,398)	(30,965)
Limited partners	(622,326)	(595,148)
Notes and interest receivable for ownership interests	(3,370)	(3,295)
Accumulated other comprehensive income	42,034	31,652

Total partners’ capital (deficit)	(616,060)	(597,756)

Total liabilities and partners’ capital (deficit)	$2,461,869	$2,441,937

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net sales	$621,535	$643,037	$1,894,289	$1,941,326
Cost of goods sold	534,362	571,057	1,628,754	1,716,318

Gross profit	87,173	71,980	265,535	225,008
Selling, general and administrative expenses	33,953	29,085	102,235	93,424
Impairment charges	1,238	—	1,238	1,112
Net loss on disposal of fixed assets	7,767	2,907	10,222	4,001

Operating income	44,215	39,988	151,840	126,471
Interest expense, net	50,742	48,286	158,442	152,696
Other expense, net	802	45	1,504	133

Loss before income taxes	(7,329)	(8,343)	(8,106)	(26,358)
Income tax provision	6,062	6,642	15,769	13,879

Net loss	$(13,391)	$(14,985)	$(23,875)	$(40,237)

Net loss allocated to general partners	$(670)	$(749)	$(1,194)	$(2,012)
Net loss allocated to limited partners	$(12,721)	$(14,236)	$(22,681)	$(38,225)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(23,875)	$(40,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152,836	152,275
Amortization of debt issuance fees	12,301	9,896
Net loss on disposal of fixed assets	10,222	4,001
Pension expense	2,253	9,398
Impairment charges	1,238	1,112
Stock compensation expense	438	146
Foreign currency transaction loss (gain)	1,811	(616)
Interest on receivable for ownership interests	(75)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(13,552)	(27,563)
Inventories	(2,489)	49,508
Prepaid expenses and other current assets	9,347	(3,904)
Other non-current assets	(6,781)	1,924
Pension contributions	(7,139)	(9,915)
Other non-current liabilities	16,461	3,201
Accounts payable and accrued expenses	40,582	72,967

Net cash provided by operating activities	193,578	222,048

Investing activities:
Cash paid for property, plant and equipment	(107,686)	(143,571)
Proceeds from sale of property, plant and equipment	3,668	9,751
Acquisitions of/investments in businesses, net of cash acquired	—	(1,426)

Net cash used in investing activities	(104,018)	(135,246)

Financing activities:
Proceeds from issuance of long-term debt	617,944	616,584
Payment of long-term debt	(635,166)	(710,208)
Buyout of partnership units	(3,140)	—
Debt issuance fees	(4,500)	(1,005)

Net cash used in financing activities	(24,862)	(94,629)

Effect of exchange rate changes on cash and cash equivalents	678	408

Increase (decrease) in cash and cash equivalents	65,376	(7,419)
Cash and cash equivalents at beginning of period	13,327	26,684

Cash and cash equivalents at end of period	$78,703	$19,265

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$135,520	$113,784
Cash paid for income taxes	12,810	12,348
Non-cash investing and financing activities:
Capital leases	2,324	4,319
Accruals related to investing activities	19,258	35,578

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will adopt SFAS 157 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million. See Note 9 for additional discussion regarding the impact of the Company’s adoption of FIN 48.

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

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $2.8 million and $8.5 million for the three months ended September 30, 2007 and 2006, respectively, and was an unrealized loss of $8.1 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. 100% of the amount recorded within accumulated OCI as of September 30, 2007 is expected to be recognized in interest expense in the next twelve months.

Comprehensive Income

Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans and foreign currency translation adjustments are included in OCI and added to net income (loss) to determine total comprehensive income (loss).

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

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in APB 25. SFAS 123 established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all unit options were equal to or greater than the fair market value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. There were 15.8 options granted during the nine months ended September 30, 2007 and no options granted during the nine months ended September 30, 2006.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

A summary of the changes in the option units outstanding under the option plans for the nine months ended September 30, 2007 is as follows:

	Units Under Option	Weighted Average Exercise Price/Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,778.4	$36,150
Granted	15.8	44,253
Exercised	—	—
Forfeited	(352.8)	40,779

Outstanding at September 30, 2007	1,441.4	$35,106	6.4	$6.4

Vested or expected to vest	1,219.6	$36,800
Exercisable at September 30, 2007	590.1	$34,425	3.5	N/A

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the following:

•

a reclassification to reflect as a separate line item within operating income on the Condensed Consolidated Statements of Operations the net loss on disposal of fixed assets. Amounts for this line item were previously included predominantly in cost of goods sold. Amounts (in thousands) were $2,907 and $4,001 for the three and nine months ended September 30, 2006, respectively.

•

a reclassification to reflect as separate components of cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, pension expense and pension contributions. Amounts for these line items were previously included in changes in other non-current liabilities and changes in accounts payable and accrued expenses. The amounts (in thousands) were a non-cash adjustment to net loss of $9,398 and a cash outflow of $9,915 for pension expense and pension contributions, respectively, for the nine months ended September 30, 2006.

2. Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Term loans	$1,865,625	$1,819,861
Revolving Credit Facility	—	56,000
Foreign and other revolving credit facilities	6,690	7,174
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	34,344	37,607
Other	776	1,245

	2,532,435	2,546,887
Less amounts classified as current	37,542	32,308

Total	$2,494,893	$2,514,579

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In connection with the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. After giving effect to the Amendment, the Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,865.6 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the Amendment, the Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of September 30, 2007 was $239.3 million (as reduced by $10.7 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 30, 2007, the Company was in compliance with all covenants.

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

3. Sales Concentration

The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the three and nine months ended September 30, 2007 and 2006. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 12.2% and 17.5% of total sales for the three months ended September 30, 2007 and 2006, respectively, and 14.3% and 18.0% of total sales for the nine months ended September 30, 2007 and 2006, respectively.

4. Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$173,375	$175,362
Raw materials and parts	70,794	63,579

Total	$244,169	$238,941

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

5. Impairment Charges

Due to changes in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.2 million for the three months ended September 30, 2007 and $1.2 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2007 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$25,667	$(6,744)	$18,923	11 years
Customer relationships	42,547	(7,615)	34,932	18 years
Licensing agreements	28,000	(7,636)	20,364	11 years
Non-compete agreements	1,544	(935)	609	5 years

Total	$97,758	$(22,930)	$74,828

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

Amortization expense for each of the nine months ended September 30, 2007 and 2006 was $5.8 million. Estimated aggregate amortization expense for 2007 and each of the next five years ending December 31 is as follows (in millions):

2007	$7.4
2008	7.4
2009	7.3
2010	7.1
2011	7.0
2012	7.0

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

7. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2006	$284,840	$15,827	$2,727	$303,394
Foreign currency translation adjustments	(161)	1,305	143	1,287
Other adjustments*	1,565	—	—	1,565

Balance at September 30, 2007	$286,244	$17,132	$2,870	$306,246

*	Settlement of tax audit of purchase price allocation and tax adjustment related to opening balance of pension liability.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Accrued employee compensation and benefits	$68,598	$58,491
Accrued interest	45,865	34,885
Accrued sales allowance	35,844	20,254
Other	86,662	81,207

	$236,969	$194,837

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations. For the nine months ended September 30, 2007, the Company incurred costs of employee termination benefits in the United States of $1.4 million (which is reflected in selling, general and administrative expenses), which included the legal liability of severing 37 employees, 31 of which were terminated by September 30, 2007 and the remainder of which will be terminated by December 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2008. For the year ended December 31, 2006, the Company incurred costs of employee termination benefits in the United States of $1.6 million, which included the legal liability of severing 46 employees, all of which were terminated by September 30, 2007. Substantialy all of the cash payments for these termination benefits are expected to be made by March 31, 2008. For the year ended December 31, 2006, the Company also incurred costs of employee termination benefits in the United States of $5.3 million related to the separation of its Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in the United States of $2.3 million, which included the legal liability of severing 16 employees, all of which were terminated by September 30, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. For the year ended December 31, 2005, the Company incurred costs of employee termination benefits in France of $3.8 million, which included the legal liability of severing 37 employees, all of which were terminated by September 30, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2007. Additional employee termination benefits were incurred in 2002 and 2003 in France and North America; the remaining cash payments for these benefits are expected to be made by December 31, 2007.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The following table reflects a rollforward of these costs, $2.1 million of which is included in other non-current liabilities and the remainder of which is included in accrued employee compensation and benefits as of September 30, 2007 (in thousands):

	2002/2003 France Reduction in Force	2003 North America Reduction in Force	2005 United States Reduction in Force	2005 France Reduction in Force	2006 United States Reduction in Force	2006 CEO/CFO Separations	2007 United States Reduction in Force	Total
Reserves at December 31, 2005	$399	$472	1,571	$3,845	$—	$—	$—	$6,287
(Decrease) increase in reserves	(101)	—	101	—	1,608	5,256	—	6,864
Cash payments	(5)	(232)	(1,214)	(3,066)	(672)	(128)	—	(5,317)

Reserves at December 31, 2006	293	240	458	779	936	5,128	—	7,834
Increase (decrease) in reserves	—	—	3	62	(1)	—	1,425	1,489
Cash payments	(34)	(179)	(343)	(512)	(815)	(1,280)	(28)	(3,191)

Reserves at September 30, 2007	$259	$61	$118	$329	$120	$3,848	$1,397	$6,132

In addition to the above costs, as of December 31, 2006, the Company had accrued (within current liabilities) payments made on January 5, 2007 to Philip R. Yates and John E. Hamilton, the Company’s former Chief Executive Officer and Chief Financial Officer, for the repurchase of all of their outstanding partnership units and unit options, pursuant to separation agreements dated as of December 3, 2006. The gross amounts accrued as of December 31, 2006 and paid in 2007 to Mr. Yates and Mr. Hamilton were $2.7 million and $0.7 million, respectively.

9. Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first nine months of 2007, the valuation allowance was increased approximately $15.6 million, in principal part, due to losses in the U.S. subsidiaries.

The Company adopted FIN 48 effective January 1, 2007. The transition adjustments of $4.8 million, resulting from intercompany transactions, were shown as a reduction to partners’ capital.

The Company had $10.0 million of Unrecognized Tax Benefits (“UTB”) as of January 1, 2007, including income taxes payable of $3.0 million, interest of $2.2 million and penalties of $4.8 million. The Company also had offsetting non-current deferred tax assets in the amount of $5.2 million. As of September 30, 2007, the UTB were $12.4 million, including taxes payable of $4.2 million, interest of $3.2 million and penalties of $5.0 million. The offsetting non-current deferred tax assets were $3.8 million. Approximately $4.8 million of UTB at January 1, 2007 and $8.6 million of UTB at September 30, 2007, if recognized, would impact the Company’s effective tax rate.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Upon adoption of FIN 48, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense and as a result has reported $0.7 million and $1.2 million in the aggregate related to interest and penalty exposure as income tax expense in the income statement for the three and nine months ended September 30, 2007, respectively. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expenses.

The Company has operations in sixteen countries and files income tax returns in approximately forty tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit scrutiny on average of between three years to six years in these taxing jurisdictions. The U.S. corporate subsidiaries have open tax years from 2001 forward for federal and certain state tax purposes. The U.S. corporate subsidiaries are currently under Federal audit for 2004 and 2005. There is an ongoing audit in Mexico which may result in future changes to reported tax. The Company has evaluated the need for additional tax contingencies for these audits as part of computing its UTB.

10. Commitments

The Company is party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases amounted to $13.6 million and $41.2 million for the three and nine months ended September 30, 2007, respectively, and $12.4 million and $40.1 million for the three and nine months ended September 30, 2006, respectively.

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

11. Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. The litigation is proceeding.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 and the related condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006 and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, Holdings’ wholly-owned subsidiary, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,479	$2	$26,222	$—	$—	$78,703
Accounts receivable, net	—	85,859	91,082	82,181	—	—	259,122
Inventories	—	92,642	106,089	45,438	—	—	244,169
Deferred income taxes	—	—	13,398	3,740	—	—	17,138
Prepaid expenses and other current assets	—	12,232	8,857	26,049	—	—	47,138

Total current assets	—	243,212	219,428	183,630	—	—	646,270
Property, plant and equipment, net	—	556,193	521,947	299,997	—	—	1,378,137
Intangible assets, net	—	5,819	62,309	6,700	—	—	74,828
Goodwill	—	9,246	235,924	61,076	—	—	306,246
Net intercompany	—	1,159,521	—	—	—	(1,159,521)	—
Investment in subsidiaries	—	310,679	289,477	—	—	(600,156)	—
Other non-current assets	—	49,126	221	7,041	—	—	56,388

Total assets	$—	$2,333,796	$1,329,306	$558,444	$—	$(1,759,677)	$2,461,869

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$76,452	$64,278	$52,606	$—	$—	$193,336
Accrued expenses and other current liabilities	—	128,023	49,744	59,202	—	—	236,969
Current portion of long-term debt	—	30,539	174	6,829	—	—	37,542

Total current liabilities	—	235,014	114,196	118,637	—	—	467,847
Long-term debt	—	2,493,963	582	348	—	—	2,494,893
Deferred income taxes	—	741	20,080	13,519	—	—	34,340
Other non-current liabilities	—	33,049	16,940	30,860	—	—	80,849
Investment in subsidiaries	428,971	—	—	—	—	(428,971)	—
Net intercompany	187,089	—	920,120	52,312	—	(1,159,521)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(616,060)	(428,971)	257,388	342,768	—	(171,185)	(616,060)

Total liabilities and partners’ capital (deficit)	$—	$2,333,796	$1,329,306	$558,444	$—	$(1,759,677)	$2,461,869

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,456	$1	$11,870	$—	$—	$13,327
Accounts receivable, net	—	83,134	85,872	71,686	—	—	240,692
Inventories	—	81,170	116,371	41,400	—	—	238,941
Deferred income taxes	—	—	11,838	3,571	—	—	15,409
Prepaid expenses and other current assets	—	24,832	10,747	29,291	—	—	64,870

Total current assets	—	190,592	224,829	157,818	—	—	573,239
Property, plant and equipment, net	—	570,811	568,732	286,469	—	—	1,426,012
Intangible assets, net	—	4,664	66,981	6,866	—	—	78,511
Goodwill	—	9,246	234,359	59,789	—	—	303,394
Net intercompany	—	1,191,899	—	—	—	(1,191,899)	—
Investment in subsidiaries	—	319,980	273,213	—	—	(593,193)	—
Other non-current assets	—	58,235	523	2,023	—	—	60,781

Total assets	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$—	$81,390	$80,246	$45,036	$—	$—	$206,672
Accrued expenses and other current liabilities	—	105,564	41,576	47,697	—	—	194,837
Current portion of long-term debt	—	26,504	—	5,804	—	—	32,308

Total current liabilities	—	213,458	121,822	98,537	—	—	433,817
Long-term debt	—	2,514,174	—	405	—	—	2,514,579
Deferred income taxes	—	—	17,894	10,644	—	—	28,538
Other non-current liabilities	—	28,462	18,534	15,763	—	—	62,759
Investment in subsidiaries	410,667	—	—	—	—	(410,667)	—
Net intercompany	187,089	—	934,927	69,883	—	(1,191,899)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(597,756)	(410,667)	275,460	317,733	—	(182,526)	(597,756)

Total liabilities and partners’ capital (deficit)	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$263,098	$246,005	$135,175	$—	$(22,743)	$621,535
Cost of goods sold	—	220,161	223,343	113,601	—	(22,743)	534,362

Gross profit	—	42,937	22,662	21,574	—	—	87,173
Selling, general and administrative expenses	—	12,093	14,966	6,894	—	—	33,953
Impairment charges	—	—	1,238	—	—	—	1,238
Net loss (gain) on disposal of fixed assets	—	1,275	7,473	(981)	—	—	7,767

Operating income (loss)	—	29,569	(1,015)	15,661	—	—	44,215
Interest expense, net	—	29,588	19,843	1,311	—	—	50,742
Other expense (income), net	—	609	(365)	558	—	—	802
Equity in loss (earnings) of subsidiaries	13,391	14,976	(3,024)	—	—	(25,343)	—

(Loss) income before income taxes	(13,391)	(15,604)	(17,469)	13,792	—	25,343	(7,329)
Income tax (benefit) provision	—	(2,213)	2,497	5,778	—	—	6,062

Net (loss) income	$(13,391)	$(13,391)	$(19,966)	$8,014	$—	$25,343	$(13,391)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$795,741	$783,866	$384,443	$—	$(69,761)	$1,894,289
Cost of goods sold	—	665,383	704,283	328,849	—	(69,761)	1,628,754

Gross profit	—	130,358	79,583	55,594	—	—	265,535
Selling, general and administrative expenses	—	36,239	46,250	19,746	—	—	102,235
Impairment charges	—	—	1,238	—	—	—	1,238
Net loss (gain) on disposal of fixed assets	—	3,015	8,501	(1,294)	—	—	10,222

Operating income	—	91,104	23,594	37,142	—	—	151,840
Interest expense, net	—	94,733	59,227	4,482	—	—	158,442
Other (income) expense, net	—	(11,245)	(656)	1,160	—	12,245	1,504
Equity in loss (earnings) of subsidiaries	23,875	31,558	(5,370)	—	—	(50,063)	—

(Loss) income before income taxes	(23,875)	(23,942)	(29,607)	31,500	—	37,818	(8,106)
Income tax (benefit) provision	—	(67)	1,257	14,579	—	—	15,769

Net (loss) income	$(23,875)	$(23,875)	$(30,864)	$16,921	$—	$37,818	$(23,875)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$272,420	$273,533	$119,682	$—	$(22,598)	$643,037
Cost of goods sold	—	231,606	254,743	107,306	—	(22,598)	571,057

Gross profit	—	40,814	18,790	12,376	—	—	71,980
Selling, general and administrative expenses	—	14,323	8,949	5,813	—	—	29,085
Net loss on disposal of fixed assets	—	2,338	286	283	—	—	2,907

Operating income	—	24,153	9,555	6,280	—	—	39,988
Interest expense, net	—	26,721	20,212	1,353	—	—	48,286
Other expense (income), net	—	22,528	(91)	181	—	(22,573)	45
Equity in loss (earnings) of subsidiaries	14,985	(10,697)	4,711	—	—	(8,999)	—

(Loss) income before income taxes	(14,985)	(14,399)	(15,277)	4,746	—	31,572	(8,343)
Income tax provision (benefit)	—	586	(564)	6,620	—	—	6,642

Net (loss) income	$(14,985)	$(14,985)	$(14,713)	$(1,874)	$—	$31,572	$(14,985)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$827,523	$829,764	$347,460	$—	$(63,421)	$1,941,326
Cost of goods sold	—	700,117	768,793	310,829	—	(63,421)	1,716,318

Gross profit	—	127,406	60,971	36,631	—	—	225,008
Selling, general and administrative expenses	—	39,308	35,075	19,041	—	—	93,424
Impairment charges	—	1,112	—	—	—	—	1,112
Net loss on disposal of fixed assets	—	3,117	651	233	—	—	4,001

Operating income	—	83,869	25,245	17,357	—	—	126,471
Interest expense, net	—	91,111	57,539	4,046	—	—	152,696
Other expense (income), net	—	21,640	(649)	1,714	—	(22,572)	133
Equity in loss of subsidiaries	40,237	9,266	10,091	—	—	(59,594)	—

(Loss) income before income taxes	(40,237)	(38,148)	(41,736)	11,597	—	82,166	(26,358)
Income tax provision (benefit)	—	2,089	(1,695)	13,485	—	—	13,879

Net (loss) income	$(40,237)	$(40,237)	$(40,041)	$(1,888)	$—	$82,166	$(40,237)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$125,269	$40,466	$27,843	$—	$—	$193,578

Investing activities:
Net cash paid for property, plant and equipment	—	(44,652)	(39,692)	(19,674)	—	—	(104,018)
Acquisition of/investment in a business, net of cash acquired	—	(4,331)	(651)	4,982	—	—	—

Net cash used in investing activities	—	(48,983)	(40,343)	(14,692)	—	—	(104,018)

Financing activities:
Proceeds from issuance of long-term debt	—	570,774	—	47,170	—	—	617,944
Payment of long-term debt	—	(588,397)	(122)	(46,647)	—	—	(635,166)
Buyout of partnership units	—	(3,140)	—	—	—	—	(3,140)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)

Net cash (used in) provided by financing activities	—	(25,263)	(122)	523	—	—	(24,862)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	678	—	—	678

Increase in cash and cash equivalents	—	51,023	1	14,352	—	—	65,376
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327

Cash and cash equivalents at end of period	$—	$52,479	$2	$26,222	$—	$—	$78,703

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$150,802	$43,601	$27,645	$—	$—	$222,048

Investing activities:
Net cash paid for property, plant and equipment	—	(68,212)	(46,252)	(19,356)	—	—	(133,820)
Acquisitions of/investments in businesses, net of cash acquired	—	5,507	2,651	(9,584)	—	—	(1,426)

Net cash used in investing activities	—	(62,705)	(43,601)	(28,940)	—	—	(135,246)

Financing activities:
Proceeds from issuance of long-term debt	—	588,770	—	27,814	—	—	616,584
Payment of long-term debt	—	(678,268)	—	(31,940)	—	—	(710,208)
Debt issuance fees	—	(1,005)	—	—	—	—	(1,005)

Net cash used in financing activities	—	(90,503)	—	(4,126)	—	—	(94,629)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	408	—	—	408

Decrease in cash and cash equivalents	—	(2,406)	—	(5,013)	—	—	(7,419)
Cash and cash equivalents at beginning of period	—	11,307	1	15,376	—	—	26,684

Cash and cash equivalents at end of period	$—	$8,901	$1	$10,363	$—	$—	$19,265

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

13. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(13,391)	$(14,985)	$(23,875)	$(40,237)
Changes in fair value of derivatives, net of taxes	(2,840)	(8,454)	(8,004)	(3,041)
Change in amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of taxes	103	1	(4,579)	(73)
Cumulative translation adjustments, net of taxes	12,592	4,703	22,965	10,988

Comprehensive loss	$(3,536)	$(18,735)	$(13,493)	$(32,363)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

14. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and nine months ended September 30, 2007 and 2006, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended September 30, 2007	$528,691	$71,382	$21,559	$(97)	$621,535
	Three months ended September 30, 2006	566,660	59,308	17,181	(112)	643,037
	Nine months ended September 30, 2007	1,633,775	207,479	54,894	(1,859)	1,894,289
	Nine months ended September 30, 2006	1,718,985	176,262	46,304	(225)	1,941,326

Operating income	Three months ended September 30, 2007	34,560	8,505	1,150	—	44,215
	Three months ended September 30, 2006	35,996	2,682	1,310	—	39,988
	Nine months ended September 30, 2007	130,033	18,850	2,957	—	151,840
	Nine months ended September 30, 2006	111,485	12,025	2,961	—	126,471

Depreciation and amortization	Three months ended September 30, 2007	44,396	5,752	1,004	—	51,152
	Three months ended September 30, 2006	45,365	4,951	1,248	—	51,564
	Nine months ended September 30, 2007	132,721	16,698	3,417	—	152,836
	Nine months ended September 30, 2006	133,802	15,041	3,432	—	152,275

Impairment charges	Three months ended September 30, 2007	1,238	—	—	—	1,238
	Three months ended September 30, 2006	—	—	—	—	—
	Nine months ended September 30, 2007	1,238	—	—	—	1,238
	Nine months ended September 30, 2006	1,112	—	—	—	1,112

Interest expense, net	Three months ended September 30, 2007	49,546	880	316	—	50,742
	Three months ended September 30, 2006	47,293	751	242	—	48,286
	Nine months ended September 30, 2007	154,998	2,457	987	—	158,442
	Nine months ended September 30, 2006	149,778	2,267	651	—	152,696

Other expense (income), net	Three months ended September 30, 2007	904	(34)	(68)	—	802
	Three months ended September 30, 2006	22,368	128	122	(22,573)	45
	Nine months ended September 30, 2007	(10,872)	117	15	12,244	1,504
	Nine months ended September 30, 2006	21,834	503	369	(22,573)	133

Income tax provision	Three months ended September 30, 2007	3,360	2,302	400	—	6,062
	Three months ended September 30, 2006	5,008	1,130	504	—	6,642
	Nine months ended September 30, 2007	7,812	6,996	961	—	15,769
	Nine months ended September 30, 2006	7,744	5,116	1,019	—	13,879

Identifiable assets (b) (c) (d)	As of September 30, 2007	1,146,012	190,504	41,621	—	1,378,137
	As of December 31, 2006	1,207,000	182,119	36,893	—	1,426,012

Goodwill	As of September 30, 2007	286,244	17,132	2,870	—	306,246
	As of December 31, 2006	284,840	15,827	2,727	—	303,394

Cash paid for property, plant and equipment, net of proceeds from sale of property, plant and equipment and excluding acquisitions of/ investments in businesses	Nine months ended September 30, 2007	89,586	9,249	5,183	—	104,018
	Nine months ended September 30, 2006	117,510	11,896	4,418	(4)	133,820

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include sales in France, Poland, Rotselaar (Belgium) and Spain which totaled approximately $15.1 million, $14.7 million, $11.3 million and $10.2 million, respectively, for the three months ended September 30, 2007, and approximately $13.0 million, $10.8 million, $9.2 million and $9.4 million, respectively, for the three months ended September 30, 2006. The Company’s net sales for Europe include sales in France, Poland, Rotselaar (Belgium) and Spain which totaled approximately $42.3 million, $45.3 million, $34.2 million and $28.1 million, respectively, for the nine months ended September 30, 2007, and approximately $39.1 million, $33.0 million, $29.2 million and $27.0 million, respectively, for the nine months ended September 30, 2006. Identifiable assets in France, Poland, Rotselaar (Belgium) and Spain totaled approximately $56.6 million, $42.1 million, $30.2 million and $28.5 million, respectively, as of September 30, 2007, and $56.4 million, $42.2 million, $28.8 million and $27.5 million, respectively, as of December 31, 2006.
(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $36.4 million and $38.3 million for the three months ended September 30, 2007 and 2006, respectively, and $105.7 million and $108.2 million for the nine months ended September 30, 2007 and 2006, respectively. Identifiable assets in Mexico totaled approximately $59.1 million and $59.2 million as of September 30, 2007 and December 31, 2006, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Food and Beverage	$366,653	$381,927	$1,152,122	$1,148,795
Household	130,712	129,922	386,278	386,421
Automotive Lubricants	71,389	71,988	202,114	219,509
Personal Care/Specialty	52,781	59,200	153,775	186,601

Total Net Sales	$621,535	$643,037	$1,894,289	$1,941,326

15. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$777	$2,778	$2,314	$8,324
Interest cost	1,311	1,256	3,915	3,759
Expected return on plan assets	(1,520)	(1,189)	(4,539)	(3,557)
Net amortization and deferral	216	313	642	937
Employee contributions	(27)	(22)	(79)	(65)

Net periodic pension cost	$757	$3,136	$2,253	$9,398

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The decrease in net periodic pension cost in the first nine months of 2007 was primarily attributable to the December 31, 2006 freeze of the Company’s hourly and salaried pension plan.

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $7.4 million to its pension plans in 2007. As of September 30, 2007, $7.1 million of contributions to its pension plans have been made.

The Company recognized $2.2 million and $0.8 million of expense for its 401(k) plans in the third quarter of 2007 and 2006, respectively, and $6.4 million and $2.5 million in the first nine months of 2007 and 2006, respectively. The increase in 401(k) expense is primarily a result of a new 3% contribution to hourly and salaried employees which began January 1, 2007 following the freeze of the Company’s hourly and salaried pension plan.

16. Transactions with Related Parties

In addition to the information disclosed in Note 10 with respect to Graham Engineering, the Company also had transactions with other entities affiliated through common ownership. The Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded approximately $1.3 million of expense for each of the three months ended September 30, 2007 and 2006, and approximately $3.8 million of expense for each of the nine months ended September 30, 2007 and 2006.

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

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories and, as of the end of September 2007, operated 85 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years the Company has experienced an overall mix shift toward smaller containers. Based on internal estimates, management believes the Company has become a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company has recently become a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2003 through September 30, 2007, the Company has invested over $1,175.0 million in capital expenditures, which includes approximately $658.0 million of purchase price allocations related to the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), in the food and beverage product category.

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

As of September 30, 2007, the Company operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Ecuador, England, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of new plants in Argentina, Mexico and the Netherlands, as well as the acquisition of O-I Plastic, which included plants in Ecuador, England, Finland, Mexico, the Netherlands and Venezuela, and the acquisition of certain Tetra-Pak operations on March 24, 2005, which included plants in Belgium, Brazil and Turkey.

For the nine months ended September 30, 2007, 71.3% of the Company’s net sales were generated by the top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance of the top twenty customers represent customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the three and nine months ended September 30, 2007 and 2006. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 12.2% and 17.5% of total sales for the three months ended September 30, 2007 and 2006, respectively, and 14.3% and 18.0% of total sales for the nine months ended September 30, 2007 and 2006, respectively.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate (“PET”) and high-density polyethylene (“HDPE”) resins in the United States during the three and nine months ended September 2007 and 2006:

	Three Months Ended September		Nine Months Ended September
	2007	2006	2007	2006
PET	$0.75	$0.80	$0.74	$0.75
HDPE	$0.74	$0.73	$0.68	$0.71

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in millions)
North America	$528.6	85.1%	$566.5	88.1%	$1,633.4	86.2%	$1,718.8	88.5%
Europe	71.4	11.5	59.3	9.2	206.0	10.9	176.2	9.1
South America	21.5	3.4	17.2	2.7	54.9	2.9	46.3	2.4

Total Net Sales	$621.5	100.0%	$643.0	100.0%	$1,894.3	100.0%	$1,941.3	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in millions)
Food and Beverage	$366.6	59.0%	$381.9	59.4%	$1,152.1	60.8%	$1,148.8	59.2%
Household	130.7	21.0	129.9	20.2	386.3	20.4	386.4	19.9
Automotive Lubricants	71.4	11.5	72.0	11.2	202.1	10.7	219.5	11.3
Personal Care/Specialty	52.8	8.5	59.2	9.2	153.8	8.1	186.6	9.6

Total Net Sales	$621.5	100.0%	$643.0	100.0%	$1,894.3	100.0%	$1,941.3	100.0%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007 decreased $21.5 million, or 3.3%, to $621.5 million from $643.0 million for the three months ended September 30, 2006. The decrease in sales was primarily due to decreased volume, higher sales of lower priced products, price reductions in response to competitive pressure and a decrease in resin costs which are passed through to customers. Container units sold decreased 3.5%. On a geographic basis, sales for the three months ended September 30, 2007 in North America decreased $37.9 million, or 6.7%, from the three months ended September 30, 2006, primarily due to decreased volume, higher sales of lower priced products, price reductions in response to competitive pressure and a decrease in resin costs which are passed through to customers. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $26.0 million, $3.7 million, $0.7 million and $7.5 million, respectively, to the decrease. Container units sold in North America decreased in the food and beverage, household, automotive lubricants and personal care/specialty product categories by 7.9%, 2.7%, 8.7% and 10.4%, respectively. Sales for the three months ended September 30, 2007 in Europe increased $12.1 million, or 20.4%, from the three months ended September 30, 2006. The increase in sales was primarily due to favorable exchange rate changes of $5.9 million and higher container units sold of 6.6% compared to the same period last year. Sales for the three months ended September 30, 2007 in South America increased $4.3 million, or 25.0%, from the three months ended September 30, 2006. The increase in sales was primarily due to increased volume and favorable exchange rate changes of $1.8 million.

Gross Profit. Gross profit for the three months ended September 30, 2007 increased $15.2 million to $87.2 million from $72.0 million for the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2007 increased in North America, Europe and South America by $10.1 million, $4.6 million and $0.5 million, respectively, when compared to the three months ended September 30, 2006. The increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower project startup costs of $3.5 million, lower integration expenses for the O-I Plastic acquisition of $2.6 million, a weakening of the dollar against the euro and other currencies of $1.4 million and the absence in 2007 of expenses related to the hurricanes in the United States in the second half of 2005 of $0.6 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 increased $4.9 million to $34.0 million from $29.1 million for the three months ended September 30, 2006. The increase was primarily due to increases in compensation-related expenses and consulting expenses, partially offset by a decrease in development costs. Selling, general and administrative expenses as a percent of sales increased to 5.5% of sales for the three months ended September 30, 2007 from 4.5% of sales for the three months ended September 30, 2006.

Impairment Charges. Impairment charges for the three months ended September 30, 2007 were $1.2 million as compared to no impairment charges for the three months ended September 30, 2006. In 2007, due to a change in the ability to utilize certain assets in the United States, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Interest Expense, Net. Interest expense, net increased $2.4 million to $50.7 million for the three months ended September 30, 2007 from $48.3 million for the three months ended September 30, 2006. The increase was primarily related to lower capitalized interest in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Income Tax Provision. Income tax provision decreased $0.5 million to $6.1 million for the three months ended September 30, 2007 from $6.6 million for the three months ended September 30, 2006. The decrease was primarily related to tax planning strategies implemented in Mexico, Europe and the United States during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Net Loss. Primarily as a result of the factors discussed above, net loss was $13.4 million for the three months ended September 30, 2007 compared to net loss of $15.0 million for the three months ended September 30, 2006.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Net Sales. Net sales for the nine months ended September 30, 2007 decreased $47.0 million, or 2.4%, to $1,894.3 million from $1,941.3 million for the nine months ended September 30, 2006. The decrease in sales was primarily due to a decrease in resin costs which are passed through to customers, higher sales of lower priced products and price reductions in response to competitive pressure. Container units sold decreased 0.2%. On a geographic basis, sales for the nine months ended September 30, 2007 in North America decreased $85.4 million, or 5.0%, from the nine months ended September 30, 2006, primarily due to a decrease in resin costs which are passed through to customers, higher sales of lower priced products and price reductions in response to competitive pressure. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $24.4 million, $8.8 million, $18.3 million and $33.9 million, respectively, to the decrease. Container units sold in North America increased in the household product category by 2.8% and decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 2.1%, 9.0% and 16.2%, respectively. Sales for the nine months ended September 30, 2007 in Europe increased $29.8 million, or 16.9%, from the nine months ended September 30, 2006. The increase in sales was primarily due to favorable exchange rate changes of $16.2 million and higher container units sold of 8.5% compared to the same period last year. Sales for the nine months ended September 30, 2007 in South America increased $8.6 million, or 18.6%, from the nine months ended September 30, 2006. The increase in sales was primarily due to increased volume and favorable exchange rate changes of $3.2 million.

Gross Profit. Gross profit for the nine months ended September 30, 2007 increased $40.5 million to $265.5 million from $225.0 million for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 increased in North America, Europe and South America by $34.0 million, $6.2 million and $0.3 million, respectively, when compared to the nine months ended September 30, 2006. The increase in gross profit was driven by several factors including ongoing expense reduction initiatives, the absence in 2007 of expenses related to the hurricanes in the United States in the second half of 2005 of $7.0 million, lower project startup costs of $6.3 million, lower integration expenses for the O-I Plastic acquisition of $4.9 million and a weakening of the dollar against the euro and other currencies of $3.2 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $8.8 million to $102.2 million from $93.4 million for the nine months ended September 30, 2006. The increase was primarily due to increases in consulting expenses and compensation-related expenses, partially offset by a decrease in costs associated with aborted acquisitions and development costs. Selling, general and administrative expenses as a percent of sales increased to 5.4% of sales for the nine months ended September 30, 2007 from 4.8% of sales for the nine months ended September 30, 2006.

Impairment Charges. Impairment charges for the nine months ended September 30, 2007 were $1.2 million as compared to $1.1 million for the nine months ended September 30, 2006. Due to changes in the ability to utilize certain assets in the United States in 2007 and 2006, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144.

Interest Expense, Net. Interest expense, net increased $5.7 million to $158.4 million for the nine months ended September 30, 2007 from $152.7 million for the nine months ended September 30, 2006. The increase was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to the Company’s Credit Agreement (as compared to the write-off in 2006 of $2.1 million of deferred financing fees in connection with a 2006 amendment to the Company’s Credit Agreement) and an increase in interest rates (average 90-day LIBOR increased from 5.14% for the nine months ended September 30, 2006 to 5.39% for the nine months ended September 30, 2007), partially offset by lower debt levels in the nine months ended September 30, 2007.

Income Tax Provision. Income tax provision increased $1.9 million to $15.8 million for the nine months ended September 30, 2007 from $13.9 million for the nine months ended September 30, 2006. The increase was primarily related to improved results in jurisdictions where the Company has income tax liabilities, principally Europe.

Net Loss. Primarily as a result of the factors discussed above, net loss was $23.9 million for the nine months ended September 30, 2007 compared to net loss of $40.2 million for the nine months ended September 30, 2006.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Exchange rate fluctuations decreased comprehensive loss by $12.6 million and $4.7 million for the three months ended September 30, 2007 and 2006, respectively, and decreased comprehensive loss by $23.0 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. The interest rate swaps are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the cash flow hedges is recorded in other comprehensive income (“OCI”) and was an unrealized loss of $2.8 million and $8.5 million for the three months ended September 30, 2007 and 2006, respectively, and was an unrealized loss of $8.1 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. 100% of the amount recorded within accumulated OCI as of September 30, 2007 is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the nine months ended September 30, 2007, the Company funded, through its operating activities, $104.0 million of investing activities and $24.9 million of financing activities.

In connection with the acquisition of O-I Plastic on October 7, 2004, the Operating Company, Holdings, GPC Capital Corp. I, Holdings’ wholly-owned subsidiary (“CapCo I”), and a syndicate of lenders entered into a first-lien credit agreement (the “Credit Agreement”) and a second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the term loan B facility provided under the Credit Agreement by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. The Credit Agreement consists of a senior secured term loan B to the Operating Company totaling $1,865.6 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The unused availability of the Revolving Credit Facility at September 30, 2007 was $239.3 million (as reduced by $10.7 million of outstanding letters of credit). The Term Loan is payable in quarterly installments and requires payments of $14.1 million in 2007 and $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Revolving Credit Facility expires on October 7, 2010. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. As of September 30, 2007, the Company was in compliance with all covenants.

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

At September 30, 2007, the Company’s total indebtedness was $2,532.4 million.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Company may also be required to make annual excess cash flow payments as defined in the Credit Agreement. The March 30, 2007 Amendment eliminated the interest coverage ratio, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. As of September 30, 2007, the Company was in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended September 30, 2007
(In millions)
Net loss	$(104.0)
Interest income	(0.7)
Interest expense	213.4
Income tax provision	29.5
Depreciation and amortization	206.0

EBITDA	$344.2

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended September 30, 2007
(In millions)
EBITDA	$344.2
Impairment charges	26.0
Other non-cash charges (a)	20.1
Management fees (b)	5.0
Non-recurring items (c)	39.0

Covenant compliance EBITDA	$434.3

(a)	Represents the net loss on disposal of fixed assets.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended September 30, 2007
(In millions)
Reorganization and other costs (i)	$26.1
Project startup costs (ii)	12.9

$39.0

(i)	Represents non-recurring costs related to the integration of O-I Plastic, expenses related to the hurricanes in the United States in the second half of 2005, executive officer severance and other costs defined in the Credit Agreement.
(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a senior secured net leverage to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended September 30, 2007, the Operating Company’s covenant compliance EBITDA was $434.3 million. The senior secured net leverage to covenant compliance EBITDA ratio was 4.21x for the four quarters ended September 30, 2007. The ability of the Operating Company to incur additional subordinated indebtedness under the Credit Agreement is tied to a covenant compliance EBITDA to interest coverage ratio of 2.0x. The covenant compliance EBITDA to interest coverage ratio was 2.14x for the four quarters ended September 30, 2007. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.14x for the four quarters ended September 30, 2007.

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

Cash paid for property, plant and equipment, net of proceeds from sales of property, plant and equipment and excluding acquisitions, for the nine months ended September 30, 2007 was $104.0 million. Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Management estimates that on average the annual capital expenditures required to maintain the Company’s current facilities are approximately $42 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the cost structure.

For the fiscal year 2007, the Company expects to incur capital investments ranging from $160 million to $175 million. For the fiscal year 2008, the Company expects to incur capital investments ranging from $150 million to $160 million. However, total capital investments will depend on the size and timing of growth related opportunities. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

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

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of September 30, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. The Company had letter of credit agreements in the amount of $10.7 million as of September 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company will adopt SFAS 157 on January 1, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million. See Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional discussion regarding the impact of the Company’s adoption of FIN 48.

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

The following table provides disclosure as of September 30, 2007 for financial instruments that have experienced material changes in fair value since December 31, 2006.

	Expected Maturity Date of Interest Rate Swap Agreements at September 30, 2007							Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	September 30, 2007
			(Dollars in thousands)
Derivatives matched against liabilities
Pay fixed swaps	$650,000	$275,000	$—	$—	$—	$—	$925,000	$2,861
Pay rate	3.98%	4.11%	—	—	—	—	4.02%
Receive rate	5.53%	5.29%	—	—	—	—	5.46%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and material weaknesses in the Company’s internal controls as described below, the Company’s principal executive officer and principal financial officer have concluded the Company’s system of disclosure controls and procedures was ineffective as of September 30, 2007.

The Company identified a material weakness in its internal controls related to its income tax accounting as of December 31, 2005. The Company’s tax structure is complex with significant tax jurisdictions located outside of the United States. The acquisition of O-I Plastic added to the complexity of the tax structure, involved significant issues with regard to purchase accounting and significantly added to the Company’s operations in Mexico. The Company had insufficient resources to determine that income tax accounting complied with generally accepted accounting principles, particularly as it relates to the tax accounting for the O-I Plastic acquisition and the tax accounting for its Mexican operations. This deficiency in the design and operation of internal controls could result in misstatements in the reported amount of current and deferred income tax balances, income tax provisions and in the required disclosures of income tax amounts.

In response to the above determination, the Company has implemented certain remedies, including, among other items, the deployment of greater resources in the area of income tax accounting. In addition, the Company has engaged qualified outside consultants to oversee the tax return preparation and the tax accounting reconciliations as well as conducted extensive management reviews for its Mexican operations. During 2006 and the nine months ended September 30, 2007, the Company also reviewed and documented its income tax accounting processes and identified areas to strengthen the design and operation of its tax related controls. Although these improvements were implemented, the Company has concluded that, as of September 30, 2007, these changes were either not yet fully implemented or not operating effectively for a sufficient period of time in order to provide a reasonable possibility that a material misstatement in its income tax accounts would not occur. The Company expects to continue to implement additional changes relating to tax resources, training and policies during the remainder of 2007.

During the fourth quarter of 2006, the Company also identified various other deficiencies that, when considered on an aggregate basis, constitute a material weakness. These deficiencies relate to matters such as segregation of duties and computer system access and approval processes. These deficiencies in the design and operation of internal controls could result in misstatements in the reported amount of various financial statement amounts. In order to eliminate certain segregation of duties concerns, the Company has created a separate department to handle certain customer and pricing matters and segregated certain responsibilities relating to the human resources and payroll processes in the first nine months of 2007. In addition, the Company is implementing procedures to more closely limit user access to its information technology systems. Although these improvements were implemented, the Company has concluded that, as of September 30, 2007, these changes were either not yet fully implemented or not operating effectively for a sufficient period of time in order to provide a reasonable possibility that a material misstatement in its financial statement accounts would not occur. The Company plans to make additional changes in its personnel, policies, systems and procedures during the remainder of 2007 in order to specifically address the deficiencies identified and strengthen its internal controls.

The Company will be required to issue an internal control report beginning with its 2007 Annual Report on Form 10-K and will be required to receive an independent assessment beginning with its 2008 Annual Report on Form 10-K.

(b)	Changes in Internal Controls

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed in item 4 (a) above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements which is incorporated by reference in response to this item.

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

Item 6.	Exhibits

Exhibit 3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit 3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

Exhibit 31.1	Certification required by Rule 15d-14(a).

Exhibit 31.2	Certification required by Rule 15d-14(a).

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2007

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ Mark S. Burgess
Mark S. Burgess
Chief Financial Officer
(chief accounting officer and duly authorized officer)