Form 10-K
period 2007-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2008-03-31
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 15, 2008 was $-0-. As of March 15, 2008, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation and certain members of the family of Donald C. Graham and entities controlled by them. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

DOCUMENTS INCORPORATED BY REFERENCE

None.

GRAHAM PACKAGING HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

•	the Company’s continuing net losses;

•	the terms of the Company’s debt instruments, which restrict the manner in which the Company conducts its business and may limit the Company’s ability to implement elements of its business strategy;

•	the Company’s indebtedness, which could adversely affect the Company’s cash flow;

•	that despite the Company’s current levels of indebtedness, the Company may incur additional debt in the future, which could increase the risks associated with the Company’s leverage;

•	the Company’s recovery of the carrying value of its assets;

•	the Company’s exposure to fluctuations in resin prices and its dependence on resin supplies;

•	risks associated with the Company’s international operations;

•	the Company’s dependence on significant customers and the risk that customers will not purchase the Company’s products in the amounts expected by the Company under their requirements contracts;

•	that the majority of the Company’s sales are made pursuant to requirements contracts;

•	a decline in prices of plastic packaging;

•	the Company’s ability to develop product innovations and improve the Company’s production technology and expertise;

•	infringement on the Company’s proprietary technology;

•	sales of the Company’s beverage containers may be affected by cool summer weather;

•	risks associated with environmental regulation and liabilities;

•	the possibility that the Company’s shareholders’ interests will conflict with the Company’s interests;

•	the Company’s dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;

•	the Company’s ability to successfully integrate its business with those of other businesses that the Company may acquire;

•	risks associated with a significant portion of the Company’s employees being covered by collective bargaining agreements; and

•	the Company’s dependence on blow molding equipment providers.

See “Item 1A. Risk Factors.” All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

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

Plastic containers represent one of the faster growing segments in rigid packaging. The plastic container segment of the rigid packaging industry can de divided into two product types, commodity plastic containers, such as containers for soft drinks and water, and value-added, custom plastic containers, which include unique design features for specialized performance characteristics and product differentiation. Commodity plastic containers are manufactured using stock designs by both independent producers and in-house packaging operations of major beverage companies. Value-added, custom plastic containers are produced through specialized manufacturing processes using resin combinations and structures to create tailor-made solutions for customers seeking performance characteristics, including shelf stability and product differentiation, including unique shapes and high-function dispensers.

The Company focuses on the sale of value-added, custom plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

General

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989 as a Pennsylvania limited partnership. It changed its name to “Graham Packaging Company” on March 28, 1991 and to “Graham Packaging Holdings Company” on February 2, 1998. The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994 as a Delaware limited partnership and changed its name to “Graham Packaging Company, L.P.” on February 2, 1998. The predecessor to Holdings, controlled by the predecessors of the Graham Family Investors, was formed in the mid-1970’s as a regional domestic custom plastic container supplier. The primary business activity of Holdings is its direct and indirect ownership of 100% of the partnership interests in the Operating Company. On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”). With this acquisition the Company essentially doubled in size. On March 24, 2005, the Company acquired certain operations from Tetra-Pak Inc., Tetra Pak Moulded Packaging Systems Limited, Tetra Pak S.R.L., Tetra Pak MPS N.V., Tetra Pak LTDA and Tetra Pak Paketleme Sanayi Ve Ticaret A.S. The Company’s operations have included the operations of the acquired entities since their respective acquisition dates.

The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, telephone (717) 849-8500. The Company maintains a website at www.grahampackaging.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practical after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information contained on the Company’s website is not incorporated by reference herein.

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Automotive Lubricants and Personal Care/Specialty.

The Company is a worldwide leader in the design, manufacture and sale of value-added, custom blow molded plastic containers for branded consumer products. The Company’s primary strategy is to operate in product categories where it can take advantage of the continuing conversion trend toward value-added plastic packaging in place of glass, metal and paperboard packaging. The Company pursues opportunities with selected major consumer product companies that it expects will lead the conversion to plastic in these categories. The Company utilizes its innovative design, engineering and technological capabilities to deliver customized, value-added products to its customers in these product categories.

From 1998 through 2007, net sales grew at a compounded annual growth rate of over 17% as a result of the Company’s capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging, the acquisition on October 7, 2004 of O-I Plastic and an increase in resin prices (which leads to an increase in net sales as cost increases are passed along to customers) during the period. With leading positions in each of the core product categories, the Company believes it is poised to continue to benefit from the current conversion trend towards value-added plastic packaging.

The Company has an extensive blue-chip customer base that includes many of the world’s largest branded consumer products companies. Approximately one-third of the Company’s manufacturing facilities are located on-site at its customers’ plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts. The Company’s containers are manufactured primarily from three plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2007, the Company’s top 20 customers comprised over 71% of its net sales and have been its customers for an average of over 20 years.

Food and Beverage. In the food and beverage product category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, sports drinks/isotonics, beer, liquor, yogurt drinks, nutritional beverages, snacks, toppings, sauces, jellies and jams. Management believes, based on internal estimates, that the Company has the leading domestic position in plastic containers for hot-fill juice and juice drinks, sports drinks, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings, condiments and beer, and the leading global position in plastic containers for yogurt drinks. The Company’s food and beverage sales have grown at a compound annual growth rate of 23% from fiscal 1998 through fiscal 2007. Based on the Company’s knowledge of and experience in the industry, its focus on markets which are likely to convert to plastic, its proprietary technologies and its current market position, Management believes the Company is strategically positioned to benefit from the estimated more than 60% of the domestic thermally processed food and beverage market that has yet to convert to plastic and also to take advantage of evolving domestic and international conversion opportunities like snack foods, beer, baby food, ready-to-drink teas, enhanced water and adult nutritional beverages.

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Arizona Beverages Company, LLC (“Arizona”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“CCNA”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Quaker Oats”), Tropicana Products, Inc. (“Tropicana”), Conopco Inc. (“Unilever”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2007, 2006 and 2005, the Company generated approximately 60.3%, 58.7% and 57.5%, respectively, of its net sales from food and beverage containers.

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

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Colgate-Palmolive Company (“Colgate-Palmolive”), Dial Corporation (“Dial,” a division of Henkel), The Procter & Gamble Company (“Procter & Gamble”) and Unilever. For the years ended December 31, 2007, 2006 and 2005, the Company generated approximately 20.4%, 20.3% and 20.6%, respectively, of its net sales from household containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of one quart/one liter plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries. The Company has been producing automotive lubricants containers since the first plastic automotive lubricants container was introduced over 20 years ago and since then has partnered with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company’s joint product design and cost efficiency initiatives with its customers have also strengthened its service and customer relationships.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP plc, producer of Castrol motor oil), Chevron Products Company (“Chevron,” a Chevron U.S.A. Inc. Division, producer of Chevron and Havoline motor oils), ExxonMobil Corporation (“ExxonMobil”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2007, 2006 and 2005, the Company generated approximately 11.1%, 11.3% and 11.3%, respectively, of its net sales from automotive lubricants containers.

Personal Care/Specialty. Nearly all of the Company’s sales in the personal care/specialty product category were the result of the acquisition of O-I Plastic. In the personal care/specialty product category, the Company is a supplier of plastic containers for products such as hair care, skin care and oral care. The Company’s product design, technology development and decorating capabilities help its customers build brand awareness for their products through unique, and frequently changing, packaging design. The Company believes it has a leading domestic position in plastic containers for hair care and skin care products.

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order: Intimate Brands, Inc. (“Intimate”), Procter & Gamble and Unilever. For the years ended December 31, 2007, 2006 and 2005, the Company generated approximately 8.2%, 9.7% and 10.6%, respectively, of its net sales from personal care/specialty containers.

Additional information regarding operating segments and product categories is provided in Note 21 of the Notes to Consolidated Financial Statements in this Report.

Raw Materials

PET, HDPE and PP resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of suppliers and the Company is not dependent upon any single supplier. The Company considers the supply and availability of new materials to be adequate to meet its needs. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance this will be true in the future. Changes in the cost of resin are generally passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. The Company operates one of the largest HDPE bottles-to-bottles recycling plants in the world, and uses the recycled materials from this plant and other recycled materials in a majority of the Company’s products. The recycling plant is located near the Company’s headquarters in York, Pennsylvania.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The Company’s customers demand a high degree of packaging design and engineering to accommodate complex container shapes and performance and material requirements, in addition to quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2007, the Company had sales to one customer, PepsiCo, which exceeded 10% of net sales. The Company’s sales to PepsiCo were 13.9% of net sales for the year ended December 31, 2007. For the year ended December 31, 2007, the Company’s twenty largest customers, who accounted for over 71% of net sales, were, in alphabetical order:

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

International Operations

The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As of the end of 2007, the Company had 28 manufacturing facilities located in countries outside of the United States. Each of the Company’s operating segments produces plastic containers for all four of the Company’s core product categories.

South America. The Company has one on-site plant in Argentina, three on-site plants in Brazil and one off-site plant in each of Argentina, Brazil and Venezuela.

Mexico. In Mexico, the Company has three off-site plants and two on-site plants.

Europe. The Company has on-site plants in each of Belgium (2), France, Hungary, the Netherlands, Poland, Spain and Turkey and seven off-site plants in Finland, France (2), the Netherlands, Poland, Turkey and the United Kingdom.

Canada. The Company has one off-site facility located near Toronto, Canada to service Canadian and northern U.S. customers.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company’s primary competitors include Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company competes effectively because of its superior levels of service, speed to market and product design and development capabilities.

Marketing and Distribution

The Company’s sales are made primarily through its own direct sales force, as well as selected brokers. Sales activities are conducted from the Company’s corporate headquarters in York, Pennsylvania and from field sales offices located in North America, Europe and South America. The Company’s products are typically delivered by truck, on a daily basis, in order to meet customers’ just-in-time delivery requirements, except in the case of on-site operations. In many cases, the Company’s on-site operations are integrated with its customers’ manufacturing operations so that deliveries are made, as needed, by direct conveyance to the customers’ filling lines. The Company utilizes a number of outside warehouses to store its finished goods prior to delivery to the customer.

Superior Product Design and Development Capabilities

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing innovative plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes, pouring features and graphic-intensive customized labeling, and often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. In addition to increasing demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	retortable PP container for Boost and Ensure adult nutritional beverages;

•	aseptic HDPE container for 8th Continent soy-based beverages;

•	hot-fill PET containers with Monosorb™ oxygen scavenger for juices;

•	hot-fill PET and PP wide-mouth jar for Ragu pasta sauce, Seneca applesauce, Welch’s jellies and jams and Del Monte fruit slices;

•	a multi-layer HDPE canister for Frito-Lay’s Stax product;

•	a multi-layer SurShot™ PET container for ketchup, beer and juices; and

•	a true wide-mouth Downy Simple Pleasures PET bottle for Procter & Gamble.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its:

•	multi-layer PP wide-mouth jar for Del Monte (2007 Ameristar Award);

•	PET “Apple” container for Martinelli’s (2007 WorldStar Award, 2006 DuPont Award, 2006 Ameristar Award);

•	PET rectangular juice bottle for Tree Top (2007 WorldStar Award, 2006 Ameristar Award);

•	PET “Fridge Fit” bottle for Heinz (2006 Ameristar Award and 2006 DuPont Award);

•	dual-chamber bottle for Procter & Gamble Cosmetics (2005 Food & Drug Personal Care package of the year);

•	ATP panel-free single serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award);

•	Ensure reclosable bottle (2004 Ameristar Award and 2004 DuPont Award);

•	Flexa Tube™ (2003 DuPont Award, 2003 Ameristar Award and 2003 Food & Drug Packaging Award);

•	Coca-Cola Quatro bottle (2002 Mexican Packaging Association); and

•	Sabritas (PepsiCo) Be-Light bottle (2002 Mexican Packaging Association).

The Company has an advanced multi-layer injection technology, trade named SurShot™. The Company believes that SurShot™ is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot™ technology. Currently, the Company is co-developing an advanced 144 cavity SurShot™ machine, under its long-term technical arrangement with Husky Injection Molding Systems Ltd., which will offer significant production cost advantages. The Company will have exclusive rights to use this leading edge machine.

There has been increasing demand by customers for the Company’s innovative packages that meet new sustainability requirements for reduced weight. Management believes the Company’s design and development capabilities has positioned the Company as the packaging design, development and technology leader in the industry. Over the past several years the Company has received and has filed for numerous patents. See “—Intellectual Property.”

In 2005, the Company enhanced its technical capability with the opening of the Global Innovation & Design Center in York, Pennsylvania. The Company also has two major Technology Centers in York, PA and Warsaw, Poland capable of producing limited quantities of new products and refurbishing equipment. The Company’s Warsaw facility also manufactures and assembles a proprietary line of extrusion blow molding machines.

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $11.6 million, $16.5 million and $15.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of the end of 2007, approximately one-third of its 83 manufacturing facilities were on-site at customer and vendor facilities. The Company operates over 850 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. Historically, demand for the Company’s products has not been subject to large seasonal fluctuations.

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

The Company has implemented various process improvements to minimize labor costs, automate assembly tasks, increase throughput and improve quality. Types of automation range from case and tray packers to laser guided vehicles. Other automation equipment includes box and bulk bottle palletizers, pick and place robots, automatic in-line leak detection and vision inspection systems. Assembly automation includes bottle trimming, spout spinwelding or insertion, cap insertion and tube cutting/welding. Management believes that there are additional automation opportunities which could further minimize labor costs and improve plant efficiency.

The Company maintains a quality control program with respect to suppliers, line performance and packaging integrity for its containers. The Company’s production lines are equipped with various automatic inspection machines that electronically inspect containers. Additionally, product samples are inspected and tested by Company employees on the production line for proper dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as raw materials. The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Quality control laboratories are maintained at each manufacturing facility to test its products.

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

Cash paid for property, plant and equipment, excluding acquisitions, for 2007, 2006 and 2005 was $153.4 million, $190.5 million and $257.6 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. For 2008, the Company expects to make capital expenditures, excluding acquisitions, ranging from $140 million to $160 million.

Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2007, was not material. The Company expects all backlog orders at December 31, 2007, to be shipped during the first quarter of 2008.

Ownership

The following chart shows the Company’s ownership structure:

Holdings is currently owned by (i) BMP/Graham Holdings Corporation, a Delaware corporation (93.7%-owned by the Blackstone Investors, 4.8%-owned by DB Investment Partners, Inc. and 1.5%-owned by Management) (“Investor LP”), who owns an 81% limited partnership interest, (ii) BCP/Graham Holdings L.L.C., a Delaware limited liability company (wholly owned by BMP/Graham Holdings Corporation) (“Investor GP” and, together with Investor LP, the “Equity Investors”), who owns a 4% general partnership interest, (iii) GPC Holdings, L.P., a Pennsylvania limited partnership (indirectly owned by the Graham Family Investors), who owns a 14.3% limited partnership interest and (iv) Graham Packaging Corporation, a Pennsylvania corporation (indirectly owned by the Graham Family Investors), who owns a 0.7% general partnership interest. Management’s 1.5% ownership interest in Investor LP constitutes a 1.3% interest in Holdings.

Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC (“Opco GP”), a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Item 12).

GPC Capital Corp. I (“CapCo I”), a wholly owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Senior Notes and Senior Subordinated Notes, as defined herein, and as co-borrower under the Credit Agreement (as defined herein) (see “Item 1A. Risk Factors”). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any operations. Accordingly, investors in the Notes, as defined herein, must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

Employees

As of December 31, 2007, the Company had approximately 7,800 employees, 6,300 of which were located in North America, 1,100 of which were located in Europe and 400 of which were located in South America. Approximately 81% of the Company’s employees are hourly wage employees, 51% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire through October 2011. In North America, 82% of the Company’s employees are hourly employees, 44% of whom are represented by various labor unions. In Europe, 79% of the Company’s employees are hourly employees, 92% of whom are represented by various labor unions. In South America, 81% of the Company’s employees are hourly employees, 48% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company’s employees.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. Compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material environmental claim for liability with respect to contamination at any location. Based on existing information, Management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2007 and are not expected to be material in the future.

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

Intellectual Property

The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one patent or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Others could, however, obtain knowledge of this proprietary know-how through independent development or other access by legal means. In addition to its own patents and proprietary know-how, the Company is a party to licensing arrangements and other agreements authorizing it to use other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company’s licenses generally ranges from 5 to 17 years. In some cases the licenses granted to the Company are perpetual and in other cases the term of the license is related to the life of the patent associated with the license. The Company also has licensed some of its intellectual property rights to third parties. See also “Certain Relationships and Related Transactions, and Advisory Committee Member Independance” (Item 13).

Item 1A.	Risk Factors

The following are certain risk factors that could materially and adversely affect the Company’s business, financial condition or results of operations.

The Company may not generate profits in the future and had net losses in recent years.

For the fiscal years ended December 31, 2007, 2006 and 2005, the Company incurred net losses of $206.1 million, $120.4 million and $52.6 million, respectively. Continuing net losses may limit the Company’s ability to service its debt and fund its operations and the Company may not generate net income from operations in the future. Factors contributing to losses in recent years included, but were not limited to:

•	interest on the Company’s debt;

•	impairment of the Company’s long-lived tangible and intangible assets;

•	the write-off of deferred financing fees related to the Company’s debt refinancings; and

•	severance and other payments associated with exiting unprofitable plants.

The terms of the Company’s debt instruments restrict the manner in which the Company conducts its business and may limit the Company’s ability to implement elements of its business strategy.

The instruments and agreements governing the Company’s indebtedness contain numerous covenants including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, the Company’s ability to:

•	incur additional debt;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain capital expenditures;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates;

•	engage in any business other than the packaging business;

•	pay dividends; and

•	repurchase stock.

These covenants could restrict the Company in the pursuit of its business strategy.

The Company’s indebtedness could adversely affect the Company’s cash flow.

At December 31, 2007, the Company had $2,534.3 million of total consolidated indebtedness. The Company incurred much of this indebtedness as a result of the acquisition of O-I Plastic. In addition, at December 31, 2007, after taking into account letters of credit of $10.9 million, the Company had $239.1 million of revolving loans available to be borrowed under the Company’s senior secured credit facility (the “Credit Agreement”). Under the Company’s Credit Agreement, the Company also has available to it an uncommitted incremental loan facility in an amount of up to an additional $300.0 million (subject to the Company’s ability to secure lender commitments for all or any portion of the $300.0 million), and the Company may incur additional indebtedness as permitted by its Credit Agreement and other instruments governing the Company’s indebtedness.

A significant portion of the Company’s cash flow must be used to service the Company’s indebtedness and is therefore not available to be used in the Company’s business. In 2007, the Company paid $204.2 million in interest on the Company’s indebtedness. The Company’s ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond the Company’s control. In addition, a substantial portion of the Company’s indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact the Company’s results of operation. Based on the outstanding amount of the Company’s variable rate indebtedness at December 31, 2007, a one percentage point change in the interest rates for the Company’s variable rate indebtedness would impact interest expense by an aggregate of approximately $16.0 million, after taking into account the outstanding notional amount of the Company’s interest rate swap agreements at December 31, 2007.

The Company’s obligations in connection with indebtedness could have important consequences. For example, they could:

•	increase the Company’s vulnerability to general adverse economics and industry conditions;

•

require the Company to dedicate a significant portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of the Company’s cash flow to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which the Company operates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities; and

•	limit the Company’s ability to borrow additional funds.

Despite the Company’s current level of indebtedness, the Company may incur additional debt in the future, which could increase the risks associated with the Company’s leverage.

The Company is continually evaluating and pursuing organic growth and acquisition opportunities in its three operating segments and may incur additional indebtedness, including indebtedness under the Company’s Credit Agreement, to finance any such growth and acquisitions and to fund any resulting increased operating needs. If new debt is added to the Company’s current debt levels, the related risks the Company now faces could increase. The Company will have to affect any new financing in compliance with the agreements governing the Company’s then existing indebtedness.

The Company may not be able to recover the carrying value of its assets.

The Company recorded asset impairment charges of $157.9 million, $25.9 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company operates in a competitive industry with rapid technological innovation. In order to remain competitive, the Company develops and invests in new equipment which enhances productivity often making older equipment obsolete. In addition, changing market conditions can also impact the Company’s ability to recover the carrying value of its long-lived assets. The continuing presence of these factors, as well as other factors, could require the Company to record additional asset impairment charges in future periods.

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

The Company has significant operations outside the United States in the form of wholly owned subsidiaries and other arrangements. As a result, the Company is subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. For instance, fluctuations in the euro may materially affect the Company’s operating results. Furthermore, the Company typically prices its products in its foreign operations in local currencies. As a result, an increase in the value of the dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the Company’s profitability. In the Company’s consolidated financial statements, the Company translates its local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, the Company’s reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations decreased comprehensive loss by $36.3 million and $23.2 million and increased comprehensive loss by $17.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition to currency translation risks, the Company incurs a currency transaction risk whenever one of its operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Furthermore, changes in local economic conditions can affect operations. The Company’s international operations also expose it to different local political and business risks and challenges. For example, in certain countries the Company is faced with periodic political issues which could result in currency risks or the risk that the Company is required to include local ownership or management in its businesses. The above mentioned risks in North America, Europe and South America may hurt the Company’s ability to generate revenue in those regions in the future.

The Company would lose a significant source of revenues and profits if it lost its largest customer.

PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade, Quaker Oats and Tropicana) is the Company’s largest customer and all product lines the Company provides to PepsiCo collectively accounted for approximately 13.9% of the Company’s net sales for the year ended December 31, 2007. The Company is not the sole supplier of plastic packaging to PepsiCo. If PepsiCo terminated its relationship with the Company, it could have a material adverse effect upon the Company’s business, financial position or results of operations. Additionally, in 2007, the Company’s top 20 customers comprised over 71% of its net sales. If any of the Company’s largest customers terminated its relationship with the Company, the Company would lose a significant source of revenues and profits. Additionally, the loss of one of the Company’s largest customers could result in the Company having excess capacity if it is unable to replace that customer. This could result in the Company having excess overhead and fixed costs and possible impairment of long-lived assets. This could also result in the Company’s selling, general and administrative expenses and capital expenditures to represent increased portions of its revenues.

Contracts with customers generally do not require them to purchase any minimum amounts of products from the Company, and customers may not purchase amounts that meet the Company’s expectations.

The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts. Customers’ purchase orders and contracts typically vary in length with terms up to ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from the Company. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Changes in the cost of resin, the largest component of the Company’s cost of goods sold, are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. Despite the existence of supply contracts with its customers and although in the past its customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what the Company has expected, the Company faces the risk that in the future customers will not continue to purchase amounts that meet its expectations.

The Company’s industry is very competitive and increased competition could reduce prices and the Company’s profit margins.

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

The Blackstone Investors indirectly control approximately 80% of the partnership interests in Holdings. Pursuant to the Fifth Amended and Restated Limited Partnership Agreement (the “Holdings Partnership Agreement”) by and among the Graham Family Investors, Graham Packaging Corporation, BCP/Graham Holdings L.L.C. and BMP/Graham Holdings Corporation, holders of a majority of the partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. For example, the Blackstone Investors could cause the Company to make acquisitions that increase the amount of its indebtedness or to sell revenue generating assets, impairing the Company’s ability to make payments under its debt agreements. Additionally, the Blackstone Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The Blackstone Investors may also pursue acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. The Graham Family Investors have substantial expertise and knowledge in the Company’s industry and may also from time to time seek to compete, directly or indirectly, with the Company.

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

The Company’s future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses. To the extent that it grows through acquisitions, the Company will face the operational and financial risks commonly encountered with that type of a strategy. The Company would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting the Company’s ongoing business, dissipating the Company’s limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, the Company has incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreement and the Notes, in which case it would also face certain financial risks associated with the incurrence of additional indebtedness to make an acquisition, such as a reduction in its liquidity, access to capital markets and financial stability.

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

As of the end of 2007, approximately 3,200 of the Company’s approximately 7,800 employees were covered by collective bargaining agreements with various international and local labor unions. In addition, as of the end of 2007, the Company operated 83 facilities, of which 40 were union facilities operated primarily by union employees. The Company’s union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of the Company’s business. In 2008, collective bargaining agreements covering approximately 140 employees will expire. Management believes that the Company enjoys good relations with its employees, and there have been no significant work stoppages in the past three years. Upon the expiration of any of the Company’s collective bargaining agreements, however, the Company may be unable to negotiate new collective bargaining agreements on terms favorable to the Company, and the Company’s business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating the Company’s collective bargaining agreements. A work stoppage at one or more of the Company’s facilities could have a material adverse effect on its business, results of operations and financial condition.

The Company’s ability to expand its operations could be adversely affected if it lost access to additional blow molding equipment.

Access to blow molding technology is important to the Company’s ability to expand its operations. The Company has access to a broad array of blow molding equipment and suppliers. However, if the Company fails to continue to access this new blow molding equipment or these suppliers, the Company’s ability to expand its operations may be materially and adversely affected until alternative sources of technology could be arranged. The Equipment Sales, Services and License Agreement (the “Equipment Sales Agreement”) with Graham Engineering Corporation (“Graham Engineering”), as described in “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independance” herein, expired on December 31, 2007. The Company has obtained alternative sources for the equipment supplied by Graham Engineering globally.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At the end of 2007, the Company owned or leased 83 plants located in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela. Twenty-seven of the plants are located on-site at customer and vendor facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s manufacturing and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned. In addition to the facilities listed, the Company leases other warehousing space.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities (1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	395,554	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Henderson, Nevada	298,407	Off-Site	Owned
5.	Vandalia, Illinois	277,500	Off-Site	Owned
6.	Rockwall, Texas	241,000	Off-Site	Owned
7.	Modesto, California	238,000	Off-Site	Owned
8.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
9.	Holland, Michigan	218,168	Off-Site	Leased
10.	Fremont, Ohio	210,883	Off-Site	Owned
11.	Bedford, New Hampshire	210,510	Off-Site	Owned
12.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
13.	Tolleson, Arizona	209,468	Off-Site	Owned
14.	Cartersville, Georgia	208,000	Off-Site	Owned
15.	Florence (Food and Beverage), Kentucky	203,000	Off-Site	Owned
16.	Woodridge, Illinois	197,462	Off-Site	Leased
17.	Edison, New Jersey (2)	194,000	Off-Site	Owned
18.	Hazleton (Food and Beverage), Pennsylvania	185,080	Off-Site	Owned
19.	Harrisonburg, Virginia	180,000	Off-Site	Owned
20.	Selah, Washington	170,553	Off-Site	Owned
21.	Atlanta, Georgia	165,000	On-Site	Leased
22.	Jefferson, Louisiana	162,047	Off-Site	Leased
23.	Kansas City, Missouri	162,000	Off-Site	Leased
24.	Belvidere, New Jersey	160,000	Off-Site	Owned
25.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
26.	Montgomery, Alabama	150,143	Off-Site	Leased
27.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
28.	Levittown, Pennsylvania	148,000	Off-Site	Leased
29.	Evansville, Indiana	146,720	Off-Site	Leased
30.	Iowa City, Iowa	140,896	Off-Site	Owned
31.	Baltimore, Maryland	128,500	Off-Site	Owned
32.	Santa Ana, California	127,680	Off-Site	Owned
33.	Chicago, Illinois	125,500	Off-Site	Owned
34.	Muskogee, Oklahoma	125,000	Off-Site	Leased
35.	Kansas City, Kansas	111,000	On-Site	Leased
36.	Casa Grande, Arizona	100,000	Off-Site	Leased
37.	Bradford, Pennsylvania	90,350	Off-Site	Leased
38.	Atlanta, Georgia	81,600	Off-Site	Leased
39.	Lakeland, Florida	80,000	Off-Site	Leased
40.	Berkeley, Missouri	75,000	Off-Site	Owned
41.	Alta Vista, Virginia	62,900	Off-Site	Owned
42.	Lakeland, Florida	59,500	Off-Site	Leased
43.	Cambridge, Ohio	57,000	On-Site	Leased
44.	Port Allen, Louisiana	56,721	On-Site	Leased
45.	Richmond, California	55,256	Off-Site	Leased
46.	Houston, Texas	52,500	Off-Site	Owned
47.	Newell, West Virginia	50,000	On-Site	Leased
48.	Darlington, South Carolina	43,200	On-Site	Leased
49.	Vicksburg, Mississippi	31,200	On-Site	Leased
50.	Bordentown, New Jersey	30,000	On-Site	Leased
51.	Joplin, Missouri	29,200	On-Site	Leased
52.	Minster, Ohio	27,674	On-Site	Leased
53.	West Jordan, Utah	25,760	On-Site	Leased
54.	Bradenton, Florida	21,500	On-Site	Leased

	Location	Size (Square Feet)		On-Site or Off-Site	Leased/Owned
	Canadian Packaging Facilities
55.	Mississauga, Ontario	78,416		Off-Site	Owned

	Mexican Packaging Facilities
56.	Tlalnepantla	214,349		Off-Site	Owned
57.	Pachuca	152,286		Off-Site	Owned
58.	Mexicali	59,700		Off-Site	Leased
59.	Irapuato	54,000		On-Site	Leased
60.	Tlaxcala	9,792		On-Site	Leased

	European Packaging Facilities
61.	Zoetermeer, Netherlands	254,900		On-Site	Leased
62.	Assevent, France	186,000		Off-Site	Owned
63.	Ryttyla, Finland	182,233		Off-Site	Owned
64.	Rotselaar, Belgium	162,212		On-Site	Leased
65.	Chalgrove, the United Kingdom	132,000		Off-Site	Leased
66.	Etten-Leur, Netherlands	124,450		Off-Site	Leased
67.	Bierun, Poland	114,657		On-Site	Leased
68.	Sulejowek, Poland	83,700		Off-Site	Owned
69.	Meaux, France	80,000		Off-Site	Owned
70.	Aldaia, Spain	75,350		On-Site	Leased
71.	Istanbul, Turkey	50,000		Off-Site	Owned
72.	Lummen, Belgium	42,840		On-Site	Leased
73.	Villecomtal, France	31,300		On-Site	Leased
74.	Eskisehir, Turkey	9,461		On-Site	Leased
75.	Nyirbator, Hungary	5,000		On-Site	Leased

	South American Packaging Facilities
76.	Valencia, Venezuela	78,871		Off-Site	Leased
77.	Sao Paulo, Brazil	71,300		Off-Site	Leased
78.	Buenos Aires, Argentina (San Martin)	33,524	**	Off-Site	Owned/Leased
79.	Caxias, Brazil	29,493	**	On-Site	Owned/Leased
80.	Longchamps, Argentina	27,976	**	On-Site	Owned/Leased
81.	Inhauma, Brazil	14,208		On-Site	*
82.	Carambei, Brazil	9,310		On-Site	*

	Graham Recycling
83.	York, Pennsylvania	44,416		Off-Site	Owned

	Administrative Facilities
	• York, Pennsylvania – Technology Center	159,000		N/A	Leased
	• York, Pennsylvania – Corporate Office	116,400		N/A	Leased
	• Sulejowek, Poland	9,950		N/A	Leased
	• Blyes, France	9,741		N/A	Leased
	• Rueil, Paris, France	4,300		N/A	Leased
	• Mexico City, Mexico	360		N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.

(2)	The Company has announced the closing of this facility.

*	The Company operates these on-site facilities without leasing the space it occupies.

**	The building is owned and the land is leased.

Item 3.	Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (“the Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in the two companies’ pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

There are two owners of general partnership interests in Holdings: Investor GP and Graham Packaging Corporation. The limited partnership interests in Holdings are owned by Investor LP and GPC Holdings, L.P. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Holdings has made no cash dividends to its owners.

Item 6.	Selected Financial Data

The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2007, which are derived from the Company’s audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

	Year Ended December 31,
	2007	2006	2005	2004 (1)	2003
	(In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)	$2,493.5	$2,520.9	$2,473.4	$1,353.0	$978.7
Cost of goods sold (2)	2,154.3	2,233.4	2,177.9	1,159.4	798.4

Gross profit (2)	339.2	287.5	295.5	193.6	180.3
Selling, general and administrative expenses	136.4	131.4	127.5	86.3	66.8
Asset impairment charges (3)	157.9	25.9	7.3	7.0	2.5
Net loss (gain) on disposal of fixed assets	19.5	13.8	13.6	2.2	(2.6)

Operating income	25.4	116.4	147.1	98.1	113.6
Interest expense (4)	210.6	207.5	185.0	140.8	97.1
Interest income	(0.9)	(0.5)	(0.6)	(0.3)	(0.5)
Other expense (income), net	2.0	2.2	0.2	(1.1)	(0.3)
Income tax provision (benefit) (5)	19.8	27.6	14.4	(2.1)	6.8
Minority interest	—	—	0.7	1.4	0.8

Net (loss) income	$(206.1)	$(120.4)	$(52.6)	$(40.6)	$9.7

OTHER DATA:
Cash flow provided by (used in):
Operating activities	$174.2	$263.0	$120.0	$107.5	$85.7
Investing activities	(149.1)	(172.4)	(261.4)	(1,382.5)	(95.9)
Financing activities	(23.2)	(104.6)	147.9	1,288.4	8.2
Depreciation and amortization (6)	203.0	205.5	201.1	112.1	74.3
Ratio of earnings to fixed charges (7)	—	—	—	—	1.2	x

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$18.3	$13.3	$26.7	$22.1	$7.1
Working capital (8)	158.8	139.4	248.0	184.9	6.4
Total assets	2,233.8	2,441.9	2,562.4	2,505.0	876.1
Total debt (9)	2,534.3	2,546.9	2,638.3	2,465.2	1,097.4
Partners’ capital (deficit)	(787.4)	(597.8)	(493.7)	(434.1)	(421.5)

(1)	On October 7, 2004, the Company acquired O-I Plastic for $1,191.8 million, including direct costs of the acquisition. Amounts shown under the caption “Investing Activities” include cash paid, net of cash acquired, in the acquisition. This transaction was accounted for under the purchase method of accounting. Results of operations are included since the date of the acquisition.

(2)	Net sales increase or decrease based on fluctuations in resin prices. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

(3)

The Company evaluated the recoverability of its long-lived tangible and intangible assets in selected locations, due to indicators of impairment, and recorded impairment charges of $156.8 million, $14.2 million, $6.9 million, $7.0 million and $2.5 million for the years ended December 31, 2007, 2006, 2005,

2004 and 2003, respectively. Goodwill is reviewed for impairment on an annual basis. The resulting impairment charges recognized, based on a comparison of the related net book value of the location to projected discounted future cash flows of the location, were $1.1 million, $11.7 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” (Item 7) for a further discussion.

(4)	The years ended December 31, 2007, 2006, 2004 and 2003 included the effects of the refinancing of the Company’s prior senior credit agreements, which resulted in the write-offs of debt issuance fees of $4.5 million, $2.1 million, $20.9 million and $6.6 million, respectively, and the write-off of tender and call premiums of $15.2 million for the year ended December 31, 2004 associated with the redemption of the Company’s prior senior subordinated notes and senior discount notes.

(5)	As limited partnerships, Holdings and the Operating Company are not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings’ partners based on their distributive share of the income of Holdings. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

(6)	Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, and impairment charges.

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations before minority interest and income from equity investees, plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges include interest expense on all indebtedness, interest capitalized, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges by $189.2 million, $100.0 million, $42.1 million and $41.7 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

(8)	Working capital is defined as current assets less current liabilities.

(9)	Total debt includes capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of 2007, the Company operated 83 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

Management believes that critical success factors to the Company’s business are its ability to:

•	develop its own proprietary technologies that provide meaningful competitive advantage in the marketplace;

•	maintain relationships with and serve the complex packaging demands of its customers which include some of the world’s largest branded consumer products companies;

•	participate in growth opportunities associated with the conversion of packaging products from glass, metal and paper to plastic; and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

On October 7, 2004, the Company acquired O-I Plastic for approximately $1.2 billion (the “Acquisition”). Since October 7, 2004, the Company’s operations have included the operations of O-I Plastic. With this acquisition the Company essentially doubled in size.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years the Company has experienced an overall mix shift toward smaller containers. Based on internal estimates, Management believes the Company is a leader in the value-added segment for hot-fill PET juice containers. Management also believes the Company is a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2005 through December 31, 2007, the Company has invested over $380.0 million in capital expenditures in the food and beverage product category. For the year ended December 31, 2007, the Company’s sales of containers for the food and beverage product category grew to $1,502.4 million from $1,422.5 million in 2005.

The Company’s household container product category is a product category whose growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are typically packaged in paper based containers such as fiber wound cans and paperboard cartons. The Company’s strongest position is in fabric care, where Management believes the Company is a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which management believes will negatively impact sales in this product category by $50 million to $70 million per year. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 10% per year from 2005 through 2007 as the product category migrated towards the quick-lube market and larger multi-quart packages.

The Company’s personal care/specialty product category is driven by new product launch and re-launch cycles. Based on the volume of its sales to many major suppliers of personal care/specialty products, Management believes the Company is among the leading suppliers in this product category which includes products for the hair care, skin care, oral care and specialty markets. Management believes that the Company’s leading supply position results from its commitment to and reputation in new product development and flexible manufacturing processes and operations.

As of the end of 2007, the Company operated 28 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of a new plant in the Netherlands, as well as the acquisition of O-I Plastic which included the addition of plants in Finland, Mexico, the Netherlands, the United Kingdom and Venezuela, and the acquisition of certain plants in Brazil, Belgium and Turkey from Tetra-Pak Inc. on March 24, 2005.

For the year ended December 31, 2007, 71.6% of the Company’s net sales were generated by its top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance represents customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the years ended December 31, 2007, 2006 and 2005. The Company’s sales to PepsiCo were 13.9%, 17.0% and 17.9% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, approximately 100%, 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of polyethylene terephthalate, or PET, and high-density polyethylene, or HDPE, resins in the United States during 2007, 2006 and 2005:

	Year
	2007	2006	2005
PET	$0.82	$0.80	$0.79
HDPE	0.73	0.71	0.67

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

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in millions)
North America	$2,140.1	85.8%	$2,220.5	88.1%	$2,168.2	87.7%
Europe	277.9	11.2	235.9	9.3	240.1	9.7
South America	75.5	3.0	64.5	2.6	65.1	2.6

Total Net Sales	$2,493.5	100.0%	$2,520.9	100.0%	$2,473.4	100.0%

	Year Ended December 31,
	2007		2006		2005
	(Dollars in millions)
Food and Beverage	$1,502.4	60.3%	$1,478.8	58.7%	$1,422.5	57.5%
Household	508.0	20.4	512.3	20.3	508.7	20.6
Automotive Lubricants	277.9	11.1	284.7	11.3	278.7	11.3
Personal Care/Specialty	205.2	8.2	245.1	9.7	263.5	10.6

Total Net Sales	$2,493.5	100.0%	$2,520.9	100.0%	$2,473.4	100.0%

2007 Compared to 2006

The following table sets forth the condensed consolidated statements of income and related percentage change for the periods indicated:

	Year ended December 31,		%Increase/ (Decrease)
	2007	2006
	(Dollars in millions)
Net sales	$2,493.5	$2,520.9	(1.1)%
Cost of goods sold	2,154.3	2,233.4	(3.5)

Gross profit	339.2	287.5	18.0
% of net sales (1)	13.6%	11.4%
Selling, general and administrative expenses	136.4	131.4	3.8
% of net sales (1)	5.5%	5.2%
Asset impairment charges	157.9	25.9	>100.0
Net loss on disposal of fixed assets	19.5	13.8	41.3

Operating income	25.4	116.4	(78.2)
% of net sales (1)	1.0%	4.6%
Interest expense	210.6	207.5	1.5
Interest income	(0.9)	(0.5)	80.0
Other expense, net	2.0	2.2	(9.1)
Income tax provision	19.8	27.6	(28.3)

Net loss	$(206.1)	$(120.4)	(71.2)%

(1)	As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the year ended December 31, 2007 decreased $27.4 million, or 1.1%, to $2,493.5 million from $2,520.9 million for the year ended December 31, 2006. The decrease in sales was primarily due to higher sales of lower priced products and price reductions in response to competitive pressure, offset by an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates. Container units sold increased 0.4%. On a geographic basis, sales for the year ended December 31, 2007 in North America decreased $80.4 million, or 3.6%, from the year ended December 31, 2006, primarily due to higher sales of lower priced products, price reductions in response to competitive pressure and lower container units sold of 2.8%, offset by an increase in resin costs which are passed through to customers. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $14.7 million, $15.8 million, $9.0 million and $40.9 million, respectively, to the decrease. Container units sold in North America increased in the household product category by 0.5% and decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 0.6%, 6.8% and 14.8%, respectively. Sales for the year ended December 31, 2007 in Europe increased $42.0 million, or 17.8%, from the year ended December 31, 2006. The increase in sales was primarily due to currency conversion of $24.8 million and higher container units sold of 7.2% compared to the same period last year. Sales for the year ended December 31, 2007 in South America increased $11.0 million, or 17.1%, from the year ended December 31, 2006. The increase in sales was primarily due to increased volume and currency conversion of $5.9 million.

Gross Profit. Gross profit for the year ended December 31, 2007 increased $51.7 million to $339.2 million from $287.5 million for the year ended December 31, 2006. Gross profit for the year ended December 31, 2007 increased in North America, Europe and South America by $39.7 million, $10.9 million and $1.1 million, respectively, when compared to the year ended December 31, 2006. The increase in gross profit was driven by several factors including ongoing expense reduction initiatives, the absence in 2007 of expenses related to the hurricanes in the United States in the second half of 2005 of $13.6 million, lower project startup costs (primarily costs associated with the startup of equipment and new plants) of $9.4 million, lower integration expenses for the O-I Plastic acquisition of $5.2 million and a weakening of the dollar against the euro and other currencies of $5.3 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased $5.0 million to $136.4 million from $131.4 million for the year ended December 31, 2006. The increase was primarily due to increases in consulting expenses associated with restructuring of the business and compensation-related expenses, partially offset by a decrease in costs associated with aborted acquisitions, costs related to employee severance and development costs. Selling, general and administrative expenses as a percent of sales increased to 5.5% for the year ended December 31, 2007 from 5.2% for the year ended December 31, 2006.

Asset Impairment Charges. Impairment charges were $157.9 million for the year ended December 31, 2007 as compared to $25.9 million for the year ended December 31, 2006. The Company operates in a competitive industry with rapid technological innovation. In order to remain competitive, the Company develops and invests in new equipment which enhances productivity often making older equipment obsolete. In addition, changing market conditions can also impact the Company’s ability to recover the carrying value of its long-lived assets. During 2007, the Company noted several factors indicating that there may be impairment in some of its asset groups. These included:

•	a steady conversion to concentrate containers in the liquid laundry detergent market which will result in decreased sales;

•	an ongoing reduction in the automotive quart container business as the Company’s customers convert to multi-quart containers;

•

introduction by the Company, and its competitors, of newer production technology in the food and beverage sector which is improving productivity, causing certain of the Company’s older machinery and equipment to become obsolete; and

•	the loss of the European portion of a customer’s business.

The Company conducted an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded an impairment charge of $135.7 million for property plant and equipment for the year ended December 31, 2007, compared to $14.2 million for the year ended December 31, 2006. The impairment of property, plant and equipment in 2006 was primarily due to a significant decrease in revenue in several European plants, the discontinuation of preform manufacturing in Europe and the loss of a major customer in South America. Of the 2007 impairment charge, $116.8 million was recorded in North America, $18.3 million was recorded in Europe and $0.6 million was recorded in South America.

The Company also evaluated the recoverability of its intangible assets, and consequently recorded impairment charges related to intangible assets other than goodwill in the United States of $21.1 million for the year ended December 31, 2007. The Company impaired its licensing agreements, customer relationships and patented technologies by $19.1 million, $1.7 million and $0.3 million, respectively, all in its North American Operating Segment. These intangible assets were recorded in conjunction with the acquisition of O-I Plastic in 2004. The licensing agreements were impaired due to lower projected royalty revenues associated with licensing agreements acquired in the acquisition of O-I Plastic as compared to royalty revenues projected at the time of the acquisition. The customer relationships were impaired due primarily to reduced revenues with a major customer as a result of that customer’s policy regarding allocation of its business among several vendors. The impairment in technology is primarily a result of the conversion of a significant portion of the Company’s continuous extrusion manufacturing to Graham Wheel technology.

The Company conducted its annual test for goodwill impairment as of December 31, 2007 and recorded an impairment charge of $1.1 million, as compared to $11.7 million for the year ended December 31, 2006. The 2007 impairment was all due to the Company’s Venezuelan plant while the 2006 impairment was due to the Company’s operations in Ecuador, Finland, the United Kingdom and Venezuela. In 2006 the Company was notified that it would lose the business of a major customer of the Ecuador plant. The Company closed its Ecuador plant in 2007. The Finland and the United Kingdom reporting units have not performed at the levels expected and the Company’s projected cash flows are not sufficient to cover the goodwill recorded at the time of the O-I Plastic acquisition. The Venezuela reporting unit has suffered several years of losses and the Company’s projected cash flows are not sufficient to cover the goodwill recorded at the time of the O-I Plastic acquisition.

Interest Expense. Interest expense increased $3.1 million to $210.6 million for the year ended December 31, 2007 from $207.5 million for the year ended December 31, 2006. The increase was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to the Company’s Credit Agreement (as compared to the write-off in 2006 of $2.1 million of deferred financing fees in connection with a 2006 amendment to the Company’s Credit Agreement) and an increase in interest rates (average 90-day LIBOR increased from 5.19% for the year ended December 31, 2006 to 5.30% for the year ended December 31, 2007), partially offset by lower debt levels in the year ended December 31, 2007.

Other Expense, Net. Other expense, net predominantly included net foreign exchange losses for the years ended December 31, 2007 and 2006. Other expense, net decreased $0.2 million to $2.0 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006.

Income Tax Provision Income tax provision decreased $7.8 million to $19.8 million for the year ended December 31, 2007 from $27.6 million for the year ended December 31, 2006. Improved profitability in jurisdictions where the company has income tax liabilities, principally Europe and Mexico, and valuation allowances placed on domestic and international deferred tax assets were more than offset by decreases in tax expense in the United States. These decreases in the U.S. were attributable to several factors. Both a restructuring of the ownership of the Company’s Poland operations and a new protocol to the U.S. – Belgium Income Tax Treaty resulted in lower tax on repatriation of unremitted earnings to the U.S. In addition, income tax expense decreased due to reductions in deemed investments in U.S. property of the Company’s foreign subsidiaries.

Net Loss. Primarily as a result of factors discussed above, net loss was $206.1 million for the year ended December 31, 2007 compared to net loss of $120.4 million for the year ended December 31, 2006.

2006 Compared to 2005

The following table sets forth the condensed consolidated statements of income and related percentage change for the periods indicated:

	Year ended December 31,		% Increase/ (Decrease)
	2006	2005
	(Dollars in millions)
Net sales	$2,520.9	$2,473.4	1.9%
Cost of goods sold	2,233.4	2,177.9	2.5

Gross profit	287.5	295.5	(2.7)
% of net sales (1)	11.4%	11.9%
Selling, general and administrative expenses	131.4	127.5	3.1
% of net sales (1)	5.2%	5.2%
Asset impairment charges	25.9	7.3	>100.0
Net loss on disposal of fixed assets	13.8	13.6	1.5

Operating income	116.4	147.1	(20.9)
% of net sales (1)	4.6%	5.9%
Interest expense	207.5	185.0	12.2
Interest income	(0.5)	(0.6)	(16.7)
Other expense, net	2.2	0.2	>100.0
Income tax provision	27.6	14.4	91.7
Minority interest	—	0.7	(100.0)

Net loss	$(120.4)	$(52.6)	(128.9)%

(1)	As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the year ended December 31, 2006 increased $47.5 million, or 1.9%, to $2,520.9 million from $2,473.4 million for the year ended December 31, 2005. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and volume, offset by higher sales of lower priced products and price reductions in response to competitive pressure. Container units sold increased 3.7%, principally due to additional food and beverage container business where container units sold increased 7.6%. On a geographic basis, sales for the year ended December 31, 2006 in North America increased $52.3 million, or 2.4%, from the year ended December 31, 2005, primarily due to an increase in resin costs which are passed through to customers and higher container units sold of 2.7%, offset by higher sales of lower priced products and price reductions in response to competitive pressure. North American sales in the food and beverage, household and automotive lubricants product categories contributed $56.2 million, $18.1 million and $7.3 million, respectively, to the increase, while North American sales in the personal care/specialty product category decreased $29.3 million. Container units sold in North America increased in the food and beverage and household product categories by 7.1% and 5.0%, respectively, and decreased in the automotive lubricants and personal care/specialty product categories by 7.1% and 12.6%, respectively. Sales for the year ended December 31, 2006 in Europe decreased $4.2 million, or 1.7%, from the year ended December 31, 2005. The decrease in sales was primarily due to container weight reduction programs and an overall mix shift to smaller containers, partially offset by an increase in volume and exchange rate changes of approximately $3.0 million. Sales for the year ended December 31, 2006 in South America decreased $0.6 million, or 0.9%, from the year ended December 31, 2005. The decrease in sales was primarily due to an overall mix shift to smaller containers and price reductions in response to competitive pressure, partially offset by exchange rate changes of $3.6 million and volume.

Gross Profit. Gross profit for the year ended December 31, 2006 decreased $8.0 million to $287.5 million from $295.5 million for the year ended December 31, 2005. Gross profit for the year ended December 31, 2006 increased $1.9 million in North America and decreased $4.4 million and $5.5 million in Europe and South America, respectively, when compared to the year ended December 31, 2005. The positive impact on gross profit of added volume was offset by a negative impact of approximately $8.4 million due to the inability to recover all raw material costs related to extraordinary efforts during the Rita/Katrina hurricane events during the latter half of 2005 to procure PET raw materials and build unusually high inventory levels to make certain the Company met its customers’ requirements in the short term and build for the peak isotonic beverage demand in the long term. Gross profit was also negatively impacted by price reductions in response to competitive pressure, increased inflationary pressures on labor, utilities and other operating costs and an increase in other expenses of $5.7 million related to the hurricanes in the United States in the second half of 2005, partially offset by operational improvements, volume, lower integration expenses for the O-I Plastic acquisition of $6.6 million, a decrease in costs related to employee severance of $3.7 million, lower project startup costs of $1.7 million and a weakening of the dollar against the euro and other currencies of $0.7 million.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased $3.9 million to $131.4 million from $127.5 million for the year ended December 31, 2005. The increase was primarily due to increases in costs related to employee severance, costs associated with aborted acquisitions, consulting expenses associated with restructuring of the business, professional fees, recruitment expenses and depreciation expenses, partially offset by lower integration expenses for the O-I Plastic acquisition and a decrease in bad debt expense. Selling, general and administrative expenses as a percent of sales remained at 5.2% of sales for each of the years ended December 31, 2006 and 2005.

Asset Impairment Charges. Asset impairment charges were $25.9 million for the year ended December 31, 2006 as compared to $7.3 million for the year ended December 31, 2005. Due to changes in the ability to utilize certain assets in Brazil, Ecuador, Finland, France, the Netherlands, Poland, Spain, the United Kingdom and the United States in 2006 and in Brazil, Ecuador, France and the United States in 2005, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted cash flows were below the carrying value of these long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, resulting in impairment charges of $14.1 million and $6.8 million for the years ended December 31, 2006 and 2005, respectively. Similarly, the Company evaluated the recoverability of its goodwill, and consequently recorded impairment charges of $11.8 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, related to Ecuador, Finland, the United Kingdom and Venezuela in 2006 and Turkey in 2005. Goodwill was evaluated for impairment and the resulting impairment charges recognized were based on a comparison of the related net book value of the goodwill of the reporting unit to its implied fair value.

Interest Expense. Interest expense increased $22.5 million to $207.5 million for the year ended December 31, 2006 from $185.0 million for the year ended December 31, 2005. The increase was primarily related to higher LIBOR rates in 2006 compared to 2005.

Other Expense, Net. Other expense, net predominantly included net foreign exchange losses for the years ended December 31, 2006 and 2005. Other expense, net increased $2.0 million to $2.2 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005.

Income Tax Provision. Income tax provision increased $13.2 million to $27.6 million for the year ended December 31, 2006 from $14.4 million for the year ended December 31, 2005. The increase was attributable to several factors. A reduced tax benefit was attributable to lower taxable income in the Company’s U.S. subsidiaries acquired as part of the acquisition of O-I Plastic and for operations in Europe and Mexico for the year ended December 31, 2006. In addition, valuation allowances were placed on certain deferred tax assets originally treated as purchased in the acquisition of O-I Plastic.

Net Loss. Primarily as a result of factors discussed above, net loss was $120.4 million for the year ended December 31, 2006 compared to net loss of $52.6 million for the year ended December 31, 2005.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Included in other expense were foreign exchange losses of $1.9 million, $1.9 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded directly as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations decreased comprehensive loss by $36.3 million and $23.2 million and increased comprehensive loss by $17.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

In 2007, 2006 and 2005, the Company generated $174.2 million, $263.0 million and $120.0 million of cash from operations, respectively, and in 2005, generated $150.1 million from increased indebtedness. These funds were primarily used to fund $149.1 million, $170.9 million and $242.6 million of net cash paid for property, plant and equipment for 2007, 2006 and 2005, respectively, $1.4 million and $18.8 million of acquisitions for 2006 and 2005, respectively, and $4.5 million, $1.0 million and $2.1 million of debt issuance fee payments for 2007, 2006 and 2005, respectively.

The Company’s Credit Agreement currently consists of a senior secured B Loan to the Operating Company totaling $1,860.9 million and a revolving credit facility (the “Revolving Credit Facility”) to the Operating Company totaling $250.0 million. Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million. Proceeds of the amendment were used to pay off a second-lien credit agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing Revolving Credit Facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The B Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The Credit Agreement requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the B Loan. No excess cash flow payment is due for the year ended December 31, 2007. The Revolving Credit Facility expires on October 7, 2010.

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

At December 31, 2007, the Company’s total indebtedness was $2,534.3 million.

Unused lines of credit at December 31, 2007 and 2006 were $249.7 million and $196.2 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between the Company and the respective lending institutions.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Company may also be required to make annual excess cash flow payments as defined in the Credit Agreement. The March 30, 2007 amendment to the Credit Agreement eliminated the interest coverage ratio, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006. As of December 31, 2007, the Company was in compliance with the financial ratios and tests specified in the Credit Agreement and the Company currently anticipates being able to comply with such financial ratios and tests for the next fiscal year, however, the Company can not give any assurance this will occur.

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

Reconciliation of net loss to EBITDA

Year Ended December 31, 2007
(In millions)
Net loss	$(206.1)
Interest income	(0.9)
Interest expense	210.6
Income tax provision	19.8
Depreciation and amortization	203.0

EBITDA	$226.4

Reconciliation of EBITDA to covenant compliance EBITDA

Year Ended December 31, 2007
(In millions)
EBITDA	$226.4
Asset impairment charges	157.9
Other non-cash charges (a)	19.5
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	32.0

Covenant compliance EBITDA	$440.8

(a)	Represents the net loss on disposal of fixed assets.

(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.

(c)	The Company is required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Year Ended December 31, 2007
(In millions)
Reorganization and other costs (i)	$22.3
Project startup costs (ii)	9.7

$32.0

(i)	Represents non-recurring costs related to consulting expenses associated with restructuring of the business, employee severance, the integration of O-I Plastic, aborted acquisitions and other costs defined in the Credit Agreement.

(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended December 31, 2007, the Operating Company’s covenant compliance EBITDA was $440.8 million. The senior secured debt to covenant compliance EBITDA ratio was 4.29x for the four quarters ended December 31, 2007. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.2x for the four quarters ended December 31, 2007.

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

The Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time , in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash paid for property, plant and equipment, excluding acquisitions, for 2007, 2006 and 2005 was $153.4 million, $190.5 million and $257.6 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the Company’s cost structure.

For the fiscal year 2008, the Company expects to incur capital investments ranging from $140 million to $160 million. However, total capital investments for 2008 will depend on the size and timing of growth related opportunities. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements. In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of $41.0 million at December 31, 2007.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. For a further description of these agreements see “—Off-Balance Sheet Arrangements.”

Contractual Obligations and Commitments

The following table sets forth the Company’s significant contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
	(In millions)
Long-term debt	$2,501,152	$33,560	$37,744	$2,054,841	$375,007
Capital lease obligations	33,180	12,135	15,575	5,468	2
Interest payments	839,565	191,119	372,284	209,506	66,656
Operating leases	136,893	31,091	45,132	24,846	35,824
Capital expenditures	40,991	40,991	—	—	—
Fees related to monitoring agreements (a)	25,000	5,000	10,000	10,000	—

Total contractual cash obligations	$3,576,781	$313,896	$480,735	$2,304,661	$477,489

(a)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements. Such agreements have no contractual term and for purposes of this schedule are presumed to be outstanding for a period of five years.

Interest payments are calculated based upon the Company’s 2007 year-end actual interest rates.

In addition to the amounts included above, in 2008 the Company expects to make cash contributions to its pension plans of approximately $5.9 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. However, due to the uncertainty of the timing of future cash flows associated with the Company’s unrecognized tax benefits, the Company is unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $16.6 million as of December 31, 2007 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 18, “Income Taxes,” of the Notes to Consolidated Financial Statements included in this Report.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of December 31, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. The Company had letter of credit agreements outstanding in the amount of $11.0 million as of December 31, 2007.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as sales in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. The Company does not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to the Company for failure of debtors constituting eligible receivables to pay when due. The Company maintains insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2007 and 2006, the Company had sold $32.4 million and $20.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Transactions with Affiliates

The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998, (“Equipment Sales Agreement”) with Graham Engineering, a company controlled by the Graham Family Investors, who have a 15% ownership interest in the company. Under the Equipment Sales Agreement, Graham Engineering provided the Company with certain sizes of wheels used in extrusion blow molding, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. The Company received equipment and related services of $11.0 million, $10.3 million and $13.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2007 was not met, resulting in a shortfall penalty of $0.2 million.

The Equipment Sales Agreement terminated on December 31, 2007. The Company now manufactures equipment for its own use in Sulejowek, Poland.

The Graham Family Investors have supplied management services to the Company since 1998. The Company has recorded $2.0 million, $2.0 million and $2.1 million of expense for the years ended December 31, 2007, 2006 and 2005, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement (as defined herein).

Blackstone Management Partners III L.L.C. has supplied management services to the Company since 1998. The Company has recorded $3.3 million, $3.1 million and $3.1 million of expense for the years ended December 31, 2007, 2006 and 2005, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

Critical Accounting Policies and Estimates

Long-Lived Assets

The plastic container business is capital intensive and highly competitive. Technology and market conditions can change rapidly, possibly impacting the fair value of the Company’s long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. The Company generally uses a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company generally estimates fair value using the probability-weighted expected future cash flows discounted at a risk-adjusted rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in the Company’s evaluations.

Impairment of Goodwill

Goodwill is not amortized, but instead is subject to impairment testing. The Company performs an evaluation to determine whether goodwill is impaired annually, or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The Company considers a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of its reporting units. The Company performs its impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring as of the end of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The financial projections are Management’s best estimates based on current and forecasted market conditions. The calculation of fair value for the Company’s reporting units incorporates many assumptions including future growth rates, profit margins and discount factors. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods.

Derivatives

The Company accounts for derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings.

In the past, the Company has entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as cash flow hedges. At December 31, 2007 and 2006, the Company had no foreign currency forward exchange contracts outstanding.

SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management’s adherence to this accounting policy. Failure to properly document the Company’s interest rate swaps and collars as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in other comprehensive income (loss). The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

Benefit Plans

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company’s assumptions regarding future realization may change due to future operating performance and other factors.

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

In 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. Due to the significant amounts involved and judgment required, the Company deems this policy to be critical to its financial statements.

For disclosure of all of the Company’s significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements.

Subsequent Events

On February 1, 2008, the Company extended the term for certain options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. No change was made to the number of options, nor the exercise price, and the options remained fully vested. This extension of the term is considered a modification under SFAS 123(R), “Share-Based Payment,” which will require a charge to expense in the first quarter of 2008, of approximately $2.4 million, for the difference between the fair value of the options after the modification and the fair value of the options before the modification.

In March 2008, the Company offered employees who hold options under an option plan that the Company adopted in 2004 a twenty-business day election period for replacing those options with a new grant of options. The new grant of options will have an exercise price based upon the current value of the Company determined at the date of the new grant and will only begin to vest as of the date of the new grant, and the original grant of options will be canceled. The new grant of options is considered a modification under SFAS 123(R), which will require the incremental fair value of the options after the modification over the fair value of the options before the modification to be recorded as compensation cost over the new service (vesting) period.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million. See Note 18 of the Notes to Consolidated Financial Statements in this Report for additional discussion regarding the impact of the Company’s adoption of FIN 48.

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

In September 2006, the FASB issued SFAS 158. Under SFAS 158, companies are required to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year and (3) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive income. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 resulted in a decrease in total partners’ capital (deficit) of $2.6 million as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, refer to Note 13 of the Notes to Consolidated Financial Statements in this Report.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain nonfinancial assets and liabilities until January 1, 2009. The Company does not expect the adoption to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract–by–contract basis, with changes in fair value recognized in earnings each reporting period. The Company does not expect the adoption to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The guidance in SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 161 on its financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in interest and foreign exchange rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps, collars and forwards. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to affectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

The Company had significant long- and short-term debt commitments outstanding as of December 31, 2007. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk. Based on the outstanding amount of the Company’s variable rate indebtedness at December 31, 2007, a one percentage point change in the interest rates for the Company’s variable rate indebtedness would impact interest expense by an aggregate of approximately $16.0 million, after taking into account the outstanding notional amount of the Company’s interest rate swap agreements at December 31, 2007. The Company manages its interest rate risk by entering into interest rate swap and collar agreements. All of the Company’s derivative financial instrument transactions are entered into for non-trading purposes.

The Company’s financial instruments, including derivative instruments that expose the Company to interest rate risk and market risk are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2007. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap agreements, the following table presents notional amounts and the interest rates by expected (contractual) maturity dates for the pay rate and the actual interest rates at December 31, 2007 for the receive rate. Note 11 of the Notes to Consolidated Financial Statements should be read in conjunction with the table below. Also refer to the interest rate sensitivity analysis in “Risk Factors” (Item 1A).

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest Rate Swap Agreements at December 31, 2007									Fair Value December 31, 2007
	2008	2009	2010	2011	2012		Thereafter		Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$33,385	$18,850	$18,750	$1,804,689	$—		$—		$1,875,674	$1,875,674
Average interest rate	10.32%	7.50%	7.50%	7.50%		%		%	7.55%
Fixed rate borrowings	$12,310	$5,925	$9,794	$5,457	$250,163		$375,009		$658,658	$588,808
Average interest rate	7.53%	7.52%	7.54%	7.51%	8.50%		9.87%		9.23%
Total interest rate sensitive liabilities	$45,695	$24,775	$28,544	$1,810,146	$250,163		$375,009		$2,534,332	$2,464,482

Derivatives matched against liabilities:
Pay fixed swaps	$275,000								$275,000	$78
Pay rate	4.11%								4.11%
Receive rate	5.28%								5.28%
Interest rate collars			$385,000						$385,000	$(785)
Cap rate			4.70%						4.70%
Floor rate			2.88%						2.88%

Foreign Currency Exchange Rate Risk

The Company manages foreign currency exposures (primarily to the Euro, Canadian dollar, Polish Zloty and pound Sterling) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in the Company’s judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets. There were no forward exchange contracts outstanding as of December 31, 2007 and 2006.

Commodity Pricing Risk

The Company purchases commodities for its products such as HDPE and PET resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, the Company does not engage in hedging activities for these commodities due to its ability to pass on price changes to its customers.

The Company also purchases other commodities, such as natural gas and electricity, and is subject to risks on the pricing of these commodities. In general, the Company purchases these commodities pursuant to contracts or at market prices. The Company manages a portion of its exposure to natural gas price fluctuations through natural gas swap agreements. During 2007 and 2006, the Company entered into natural gas swap agreements to hedge approximately 50 percent and 19 percent, respectively, of its domestic exposure to fluctuations in natural gas prices. At December 31, 2007, the Company did not have any natural gas swap agreements outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included financial statement schedules I and II listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,314	$13,327
Accounts receivable, net	247,953	240,692
Inventories	266,184	238,941
Deferred income taxes	7,520	15,409
Prepaid expenses and other current assets	40,698	64,870

Total current assets	580,669	573,239
Property, plant and equipment	2,181,384	2,386,764
Less accumulated depreciation and amortization	938,966	960,752

Property, plant and equipment, net	1,242,418	1,426,012
Intangible assets, net	52,852	78,511
Goodwill	306,719	303,394
Other non-current assets	51,175	60,781

Total assets	$2,233,833	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$45,695	$32,308
Accounts payable	166,573	206,672
Accrued expenses and other current liabilities	184,559	180,177
Deferred revenue	25,024	14,660

Total current liabilities	421,851	433,817
Long-term debt	2,488,637	2,514,579
Deferred income taxes	25,778	28,538
Other non-current liabilities	84,964	62,759
Commitments and contingent liabilities (see Notes 19 and 20) Partners’ capital (deficit):
General partners	(41,508)	(30,965)
Limited partners	(796,694)	(595,148)
Notes and interest receivable for ownership interests	(1,939)	(3,295)
Accumulated other comprehensive income	52,744	31,652

Total partners’ capital (deficit)	(787,397)	(597,756)

Total liabilities and partners’ capital (deficit)	$2,233,833	$2,441,937

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net sales	$2,493,471	$2,520,936	$2,473,449
Cost of goods sold	2,154,282	2,233,439	2,177,918

Gross profit	339,189	287,497	295,531

Selling, general and administrative expenses	136,487	131,414	127,534
Asset impairment charges	157,853	25,875	7,263
Net loss on disposal of fixed assets	19,461	13,851	13,591

Operating income	25,388	116,357	147,143
Interest expense	210,546	207,503	184,995
Interest income	(859)	(552)	(633)
Other expense, net	2,005	2,192	244

Loss before income taxes and minority interest	(186,304)	(92,786)	(37,463)
Income tax provision	19,748	27,590	14,450
Minority interest (net of tax of $297)	—	—	728

Net loss	$(206,052)	$(120,376)	$(52,641)

Net loss allocated to general partners	$(10,303)	$(6,019)	$(2,632)
Net loss allocated to limited partners	$(195,749)	$(114,357)	$(50,009)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
Consolidated balance at January 1, 2005	$(22,314)	$(428,774)	$(2,920)	$19,908	$(434,100)
Net loss for the year	(2,632)	(50,009)	—	—	(52,641)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	11,129	11,129
Minimum pension liability adjustment (net of tax of $387)	—	—	—	(673)	(673)
Cumulative translation adjustment (net of tax of $0)	—	—	—	(17,513)	(17,513)

Comprehensive loss					(59,698)
Stock compensation expense	—	270	—	—	270
Interest on notes receivable for ownership interests	—	—	(182)	—	(182)

Consolidated balance at December 31, 2005	(24,946)	(478,513)	(3,102)	12,851	(493,710)
Net loss for the year	(6,019)	(114,357)	—	—	(120,376)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(3,648)	(3,648)
Minimum pension liability adjustment prior to adoption of SFAS 158 (as defined in Note 1) (net of tax of $(273)), pension and post-retirement benefit plans	—	—	—	1,837	1,837
Cumulative translation adjustment (net of tax of $0)	—	—	—	23,197	23,197

Comprehensive loss					(98,990)
Adjustment to initially apply SFAS158 (net of tax of $239), pension and post-retirement plans	—	—	—	(2,585)	(2,585)
Stock compensation expense	—	187	—	—	187
Interest on notes receivable for ownership interests	—	—	(193)	—	(193)
Purchase of partnership units	—	(2,762)	—	—	(2,762)
Exercise of options	—	297	—	—	297

Consolidated balance at December 31, 2006	(30,965)	$(595,148)	$(3,295)	$31,652	$(597,756)
Net loss for the year	(10,303)	(195,749)	—	—	(206,052)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(11,572)	(11,572)
Pension and post-retirement benefit plans (net of tax of $(363))	—	—	—	(3,670)	(3,670)
Cumulative translation adjustment (net of tax of $1,212)	—	—	—	36,334	36,334

Comprehensive loss					(184,960)
Stock compensation expense	—	608	—	—	608
Interest on notes receivable for ownership interests	—	—	(114)	—	(114)
Purchase of partnership units	—	(1,470)	—	—	(1,470)
Repayment of notes and interest	—	—	1,470	—	1,470
Amounts recognized upon implementation of FIN 48 (as defined in Note 1)	(240)	(4,557)	—	—	(4,797)
Purchase of partnership units	—	(378)	—	—	(378)

Consolidated balance at December 31, 2007	$(41,508)	$(796,694)	$(1,939)	$52,744	$(787,397)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(206,052)	$(120,376)	$(52,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,047	205,518	201,056
Amortization of debt issuance fees	14,916	12,490	10,302
Net loss on disposal of fixed assets	19,461	13,851	13,591
Pension expense	3,014	9,408	11,381
Asset impairment charges	157,853	25,875	7,263
Stock compensation expense	608	187	270
Minority interest	—	—	728
Foreign currency transaction loss	569	411	535
Interest receivable for ownership interests	(114)	(193)	(182)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	626	14,819	(3,521)
Inventories	(22,793)	50,931	(52,287)
Prepaid expenses and other current assets	23,324	(12,535)	(4,900)
Other non-current assets	(5,179)	4,441	(2,070)
Pension contributions	(7,891)	(10,684)	(7,319)
Other non-current liabilities	6,299	20,511	1,698
Accounts payable and accrued expenses	(13,458)	48,297	(3,907)

Net cash provided by operating activities	174,230	262,951	119,997

Investing activities:
Cash paid for property, plant and equipment	(153,385)	(190,539)	(257,605)
Proceeds from sale of property, plant and equipment	4,278	19,605	14,994
Acquisitions of/investments in businesses, net of cash acquired	—	(1,426)	(18,773)

Net cash used in investing activities	(149,107)	(172,360)	(261,384)

Financing activities:
Proceeds from issuance of long-term debt	667,461	809,828	1,115,762
Payment of long-term debt	(683,040)	(913,722)	(965,672)
Proceeds from issuance of partnership units	—	297	—
Purchase of partnership units	(3,140)	—	—
Debt issuance fees	(4,500)	(1,000)	(2,145)

Net cash (used in) provided by financing activities	(23,219)	(104,597)	147,945

Effect of exchange rate changes on cash and cash equivalents	3,083	649	(2,005)

Increase (decrease) in cash and cash equivalents	4,987	(13,357)	4,553
Cash and cash equivalents at beginning of year	13,327	26,684	22,131

Cash and cash equivalents at end of year	$18,314	$13,327	$26,684

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$198,447	$179,673	$172,003
Cash paid for income taxes	$18,299	$18,646	$10,128
Non-cash investing and financing activities:
Capital leases	$2,324	$11,939	$22,784
Accruals for purchases of property, plant and equipment	$19,595	$35,032	$33,768
Accruals for purchases of partnership units from severed executives	$—	$2,762	$—
Accruals related to acquisitions	$—	$—	$1,408

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.    Significant Accounting Policies

Description of Business

The Company focuses on the manufacture and sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

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

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company maintains a sales return allowance to reduce sales for estimated future product returns.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of goods sold in the consolidated statements of operations.

Research and Development Costs

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $11.6 million, $16.5 million and $15.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Cash and Cash Equivalents

The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market with cost determined by the first-in, first-out (“FIFO”) method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions. See Note 4.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company capitalizes significant improvements, and charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company accounts for its molds in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” All molds, whether owned by the Company or its customers, are included in property, plant and equipment in the consolidated balance sheet. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Depreciation and amortization are included in cost of goods sold and selling, general and administrative expenses on the Consolidated Statements of Operations. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

Conditional Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, the Company would record a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of such long-lived asset. The net present value of these obligations was $9.9 million and $4.4 million as of December 31, 2007 and 2006, respectively. The increase during 2007 was primarily due to a change in the estimated cash flows required to retire assets associated with certain leased facilities.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Goodwill and Intangible Assets

The Company accounts for purchased goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is not amortized, but rather is tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 6.

In order to test goodwill for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company performs its required annual impairment tests in the fourth quarter of each fiscal year. See Notes 7, 8 and 21.

Other Non-Current Assets

Other non-current assets primarily include debt issuance fees and deferred income tax assets. Debt issuance fees totaled $44.3 million and $54.7 million as of December 31, 2007 and 2006, respectively. Debt issuance fees are net of accumulated amortization of $31.2 million and $23.3 million as of December 31, 2007 and 2006, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company generally uses a probability-weighted estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company generally estimates fair value using probability-weighted expected future cash flows discounted at a risk-adjusted rate. See Note 8.

Derivatives

The Company accounts for derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. If the derivative is designated as a fair value hedge, the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings.

In the past, the Company has entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in a foreign currency. These forward contracts are accounted for as cash flow hedges.

Benefit Plans

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Accounting for defined benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. The Company evaluates these assumptions at least once each year or as facts and circumstances dictate and makes changes as conditions warrant. Changes to these assumptions will increase or decrease the Company’s reported income, which will result in changes to the recorded benefit plan assets and liabilities.

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

Comprehensive Income (Loss)

The Company follows SFAS 130, “Reporting Comprehensive Income,” which requires the classification of items of other comprehensive income (loss) by their nature, and the disclosure of the accumulated balance of other comprehensive income (loss) separately within the equity section of the consolidated balance sheet. Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans and foreign currency translation adjustments are included in other comprehensive income (loss) and added to net loss to determine total comprehensive income (loss), which is displayed in the Consolidated Statements of Partners’ Capital (Deficit). Prior to the adoption of SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006, a minimum pension liability adjustment was required when the actuarial present value of accumulated pension plan benefits exceeded plan assets and accrued pension liabilities, less allowable intangible assets. A minimum pension liability adjustment, net of income taxes, was recorded as a component of other comprehensive income (loss). Subsequent to the adoption of SFAS 158, changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, are recorded as a component of other comprehensive income (loss).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of its partners. However, certain U.S. subsidiaries acquired as part of the acquisition of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Option Plans

The Company adopted SFAS 123(R), “Share-Based Payment,” on January 1, 2006 using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006. Under SFAS 123(R), actual tax benefits, if any, recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits, if any, were reported as an operating cash inflow.

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006 using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for equity based employee compensation plans. The exercise prices of all unit options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. However, as part of the North American reductions in force that occurred in 2005, certain individuals were terminated and were allowed to keep their unit options, resulting in compensation cost for the years ended December 31, 2006 and 2005 under SFAS 123 of $0.2 million and $0.3 million, respectively. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for all option plans been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s pro forma net loss for 2007, 2006 and 2005 would have been reflected as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net loss, as reported	$(206,052)	$(120,376)	$(52,641)
Add: stock-based compensation expense included in reported net loss, net of income taxes	608	187	270
Deduct: total stock-based compensation expense under the fair value method for all awards, net of income taxes	(1,126)	(1,122)	(1,441)

Pro forma net loss	$(206,570)	$(121,311)	$(53,812)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Postemployment Benefits

The Company maintains deferred compensation plans for the Company’s current and former Chief Executive Officers, which provide them with postemployment benefits. Accrued postemployment benefits of $3.0 million and $1.8 million as of December 31, 2007 and 2006, respectively, were included in other non-current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million. See Note 18 for additional discussion regarding the impact of the Company’s adoption of FIN 48.

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

In September 2006, the FASB issued SFAS 158. Under SFAS 158, companies are required to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year and (3) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in accumulated other comprehensive income. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 resulted in a decrease in total partners’ capital (deficit) of $2.6 million as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, refer to Note 13.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain nonfinancial assets and liabilities until January 1, 2009. The Company does not expect the adoption to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company does not expect the adoption to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The guidance in SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 161 on its financial statement disclosures.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation, including the following:

•

a reclassification to reflect deferred revenue as a separate line on the Consolidated Balance Sheets. The amount for this line item was previously included in accrued expenses and other current liabilities.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

•

a reclassification to reflect as separate components of cash provided by operating activities in the Consolidated Statements of Cash Flows, pension expense and pension contributions. Amounts for these line items were previously included in changes in other non-current assets, changes in other non-current liabilities and changes in accounts payable and accrued expenses.

2.    Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts of $5.7 million and $6.3 million at December 31, 2007 and 2006, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3.    Concentration of Credit Risk

For the year ended December 31, 2007, 71.6% of the Company’s net sales were generated by its top twenty customers. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the years ended December 31, 2007, 2006 and 2005. The Company’s sales to PepsiCo were 13.9%, 17.0% and 17.9% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, approximately 100%, 100% and 98%, respectively, of the sales to PepsiCo were made in North America.

As of December 31, 2007, the Company had $148.5 million of accounts receivable from its top twenty customers. As of December 31, 2007, the Company had $24.3 million of accounts receivable from PepsiCo.

4.    Inventories

Inventories, at lower of cost or market, consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Finished goods	$188,236	$175,362
Raw materials and parts	77,948	63,579

	$266,184	$238,941

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

5.    Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Expected Useful Lives (in years)	2007	2006
		(In thousands)
Land		$45,560	$44,167
Buildings and improvements	7-31.5	239,914	236,952
Machinery and equipment	3-15	1,804,497	1,962,386
Construction in progress		91,413	143,259

		$2,181,384	$2,386,764

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the years ended December 31, 2007, 2006 and 2005 was $193.2 million, $194.1 million and $184.5 million, respectively.

Capital leases included in buildings and improvements were $2.3 million and $5.4 million at December 31, 2007 and 2006, respectively. Capital leases included in machinery and equipment were $52.1 million and $50.2 million at December 31, 2007 and 2006, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capital leases is included with accumulated depreciation on owned assets on the Consolidated Balance Sheets.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the years ended December 31, 2007, 2006 and 2005 was $5.7 million, $9.5 million and $6.1 million, respectively.

6.    Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2007 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,421	$(5,646)	$18,775	11 years
Customer relationships	36,288	(3,342)	32,946	18 years
Licensing agreements	601	—	601	1 year
Non-compete agreements	1,543	(1,013)	530	5 years

Total	$62,853	$(10,001)	$52,852

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

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

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $7.6 million, $7.7 million and $7.1 million, respectively. Estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2008	$5,500
2009	5,200
2010	5,100
2011	5,200
2012	5,300

7.    Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2006	$288,158	$17,278	$11,735	$317,171
Foreign currency translation adjustments	(642)	2,124	79	1,561
Impairment	—	(2,661)	(9,068)	(11,729)
Other adjustments*	(2,676)	(914)	(19)	(3,609)

Balance at December 31, 2006	284,840	15,827	2,727	303,394
Foreign currency translation adjustments	(110)	2,780	188	2,858
Impairment	—	—	(1,100)	(1,100)
Other adjustments**	1,565	—	2	1,567

Balance at December 31, 2007	$286,295	$18,607	$1,817	$306,719

*	Settlement of tax contingencies related to the acquisition of O-I Plastic.
**	Settlement of tax audit of purchase price allocation and tax adjustment related to opening balance of pension liability.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

8.    Asset Impairment Charges

The components of asset impairment charges in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Property, plant and equipment	$135,660	$14,136	$6,826
Intangible assets	21,093	—	—
Goodwill	1,100	11,739	437

	$157,853	$25,875	$7,263

Property, Plant and Equipment

During 2007, the Company evaluated the recoverability of its long-lived tangible assets in light of several trends in some of the markets it serves. Among other factors, the Company considered the following in its evaluation:

•	a steady conversion to concentrate containers in the liquid laundry detergent market which will result in decreased sales;

•	an ongoing reduction in the automotive quart container business as the Company’s customers convert to multi-quart containers;

•

introduction by the Company, and its competitors, of newer production technology in the food and beverage sector which is improving productivity, causing certain of the Company’s older machinery and equipment to become obsolete; and

•	the loss of the European portion of a customer’s business.

The impaired assets consisted of machinery and equipment for the production lines and support assets for the production lines, as well as land and buildings. The Company determined the fair value of the production lines and support assets using probability-weighted discounted cash flows and determined the fair value of land and buildings using current market information.

Impairment of property, plant and equipment in 2006 was primarily due to a significant decrease in revenue in several European plants, the discontinuation of preform manufacturing in Europe and the loss of a major customer in South America.

The impairment of property, plant and equipment was recorded in the following operating segments:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
North America	$116,807	$2,942	$5,177
Europe	18,310	9,281	250
South America	543	1,913	1,399

	$135,660	$14,136	$6,826

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Intangible Assets

During 2007, the Company impaired its licensing agreements, customer relationships and patented technologies by $19.1 million, $1.7 million and $0.3 million, respectively, all in its North American operating segment. These intangible assets were recorded in conjunction with the acquisition of O-I Plastic in 2004. The licensing agreements were impaired due to lower projected royalty revenues associated with licensing agreements acquired in the acquisition of O-I Plastic as compared to royalty revenues projected at the time of the acquisition. The customer relationships were impaired due primarily to reduced revenues with a major customer as a result of that customer’s policy regarding allocation of its business among several vendors. The impairment of patented technology is primarily a result of the conversion of a significant portion of the Company’s continuous extrusion manufacturing to Graham Wheel technology.

Goodwill

The Company performs its annual test of impairment of goodwill as of December 31. As a result of this test the Company recorded impairment charges of $1.1 million, $11.7 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the following locations (with the operating segment under which it reports in parentheses):

•	Venezuela in 2006 and 2007 (South America)
•	Ecuador in 2006 (South America)
•	the United Kingdom in 2006 (Europe)
•	Finland in 2006 (Europe)
•	Turkey in 2005 (Europe)

The Venezuela reporting unit has suffered several years of losses and the Company’s projected cash flows are not sufficient to cover the goodwill recorded at the time of the O-I Plastic acquisition. In 2006, the Company was notified that it would lose the business of a major customer of the Ecuador plant. The Company closed its Ecuador plant in 2007. The Finland and the United Kingdom reporting units have not performed at the levels expected and the Company’s projected cash flows are not sufficient to cover the goodwill recorded at the time of the O-I Plastic acquisition. In 2005, the Company’s projected cash flows for Turkey were not sufficient to cover the goodwill recorded at the time of the Turkey acquisition.

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued employee compensation and benefits	$68,409	$58,491
Accrued interest	32,069	34,885
Accrued sales allowance	29,622	20,254
Other	54,459	66,547

	$184,559	$180,177

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (which is reflected predominantly in selling, general and administrative expenses) related to the severing of 59 employees, all of which were terminated by December 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2008. The Company also recognized severance expense in France of $1.9 million (which is reflected in selling, general and administrative expenses) related to the severing of 14 employees, none of which were terminated as of December 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million related to the severing of 46 employees, all of which were terminated by December 31, 2007. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2008. The Company also recognized severance expense of $5.3 million related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million related to the severing of 16 employees. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2008. The Company also recognized severance expense in France of $3.8 million related to the severing of 37 employees. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment for the last three years. At December 31, 2007, $1.6 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2005	$4,148	$631	$4,779
Charged to expense during the year	2,288	3,849	6,137
Payments during the year	(2,945)	(157)	(3,102)
Other adjustments	(1,448)*	(79)	(1,527)

Balance at December 31, 2005	2,043	4,244	6,287
Charged to expense during the year	6,965	(140)	6,825
Payments during the year	(2,246)	(3,412)	(5,658)
Other adjustments	—	380	380

Balance at December 31, 2006	6,762	1,072	7,834
Charged to expense during the year	2,025	1,681	3,706
Payments during the year	(4,125)	(711)	(4,836)
Other adjustments	—	84	84

Balance at December 31, 2007	$4,662	$2,126	$6,788

*	represents the reduction of an accrual established in 2004 in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This accrual was treated as having been assumed in the acquisition of O-I Plastic and included in the allocation of the acquisition cost.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

In addition to the above costs, as of December 31, 2006, the Company had accrued (within current liabilities) payments made on January 5, 2007 to the Company’s former Chief Executive Officer and Chief Financial Officer for the repurchase of all of their outstanding partnership units and options, pursuant to separation agreements dated as of December 3, 2006. The gross amount accrued as of December 31, 2006 and paid in 2007 was $3.4 million.

10.    Debt Arrangements

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Term loan	$1,860,938	$1,819,861
Revolving Credit Facility	—	56,000
Foreign and other revolving credit facilities	14,501	7,174
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	33,180	37,607
Other	713	1,245

	2,534,332	2,546,887
Less amounts classified as current	45,695	32,308

	$2,488,637	$2,514,579

The Company’s credit agreement consists of a term loan B to the Operating Company totaling $1,860.9 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) (the “Credit Agreement”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. Term Loan B is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Company’s Revolving Credit Facility as of December 31, 2007 was $239.1 million (as reduced by $10.9 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

The majority of the Company’s prior credit facilities were refinanced on October 7, 2004 in connection with the acquisition of O-I Plastic (the “Transactions”). The Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new credit agreement and second-lien credit agreement (the “Second-Lien Credit Agreement” and, together with the Credit Agreement, the “Credit Agreements”). Pursuant to its terms, on April 18, 2006, the Credit Agreement was amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by $150.0 million (the “2006 Amendment”). Proceeds of the 2006

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Amendment were used to pay down $100.0 million of the Second-Lien Credit Agreement, with the remaining $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement. Pursuant to its terms, on March 30, 2007, the Credit Agreement was further amended in order to, among other things, increase the Term Loan B facility provided under the Credit Agreement by approximately $305.0 million (the “2007 Amendment”). Proceeds of the 2007 Amendment were used to pay off the Second-Lien Credit Agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the existing revolving credit facility provided for under the Credit Agreement and approximately $5.0 million being used to pay fees and expenses. The 2007 Amendment also eliminated one of the Company’s financial ratio covenants, increased the maximum allowable leverage under another financial ratio covenant and waived any potential excess cash flow payment required for the year ended December 31, 2006.

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

During 2004 and 2005, the Operating Company entered into forward starting interest rate swap agreements that effectively fixed the interest rate on $925.0 million of the Term Loans at a weighted average rate of 4.02%. These swaps went into effect at various points in 2006 and expired in December 2007 ($650.0 million) and January 2008 ($275.0 million).

During 2007, the Operating Company entered into two forward starting collar agreements that effectively fix the interest rate within a fixed cap and floor rate on $385.0 million of the Term Loans at a weighted average cap rate of 4.70% and a weighted average floor rate of 2.88%. These forward starting collar agreements went into effect January 2008 and expire in 2010.

The Credit Agreement and Notes contain a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Credit Agreement requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the B Loan. No excess cash flow payment is due for the year ended December 31, 2007. As of December 31, 2007, the Company was in compliance with all covenants.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loan and Revolving Credit Facility was 7.50% and 7.99% at December 31, 2007 and 2006, respectively, excluding the effect of interest rate swaps.

The Company had several variable-rate revolving credit facilities denominated in U.S. Dollars, Brazilian Real, Argentine Pesos, Polish Zloty and Venezuela Bolivar with aggregate available borrowings at December 31, 2007 equivalent to $25.1 million. The Company’s average effective interest rate on borrowings of $14.5 million on these credit facilities at December 31, 2007 was 13.99%. The Company’s average effective interest rate on borrowings of $7.2 million on these credit facilities at December 31, 2006 was 11.58%.

Cash paid for interest during 2007, 2006 and 2005, net of amounts capitalized of $5.7 million, $9.5 million and $6.1 million, respectively, totaled $198.4 million, $179.7 million and $172.0 million, respectively.

The annual debt service requirements of the Company for the succeeding five years are as follows (in thousands):

2008	$45,700
2009	24,800
2010	28,500
2011	1,810,100
2012	250,200

11.    Fair Value of Financial Instruments and Derivatives

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The fair values of the variable-rate, long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was based on market price information. Other long-term debt includes $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes and totaled $658.7 million and $663.5 million at December 31, 2007 and 2006, respectively. The fair value of this long-term debt, including the current portion, was approximately $588.8 million and $671.3 million at December 31, 2007 and 2006, respectively.

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

Interest rate swap, collar and forward rate agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreement. Under these agreements, the Company agrees to exchange with a third

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2007 and 2006, the assets or liabilities associated with interest rate swaps and collars were recorded on the balance sheet in prepaid expenses and other current assets and other non-current assets, or in other current liabilities and other non-current liabilities, at fair value. The hedges are highly effective as defined in SFAS 133, with the effective portion of the cash flow hedges recorded in other comprehensive income (loss). The effective portion of the cash flow hedges recorded in other comprehensive income (loss) was an unrealized loss of $0.7 million and an unrealized gain of $10.9 million as of December 31, 2007 and 2006, respectively. Failure to properly document the Company’s interest rate swaps and collars as effective hedges would result in income statement recognition of all or part of the cumulative $0.7 million unrealized loss recorded in accumulated other comprehensive income (loss) as of December 31, 2007. Approximately 44% of the amount recorded within other comprehensive income (loss) is expected to be recognized as interest expense in the next twelve months.

The following table presents information for all interest rate swaps, forward rate agreements and interest rate collars. The interest rate swaps, forward rate agreements and interest rate collars are accounted for as cash flow hedges. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company’s exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

	December 31,
	2007	2006
	(In thousands)
Swaps:
Notional amount	$275,000	$925,000
Fair value—asset	78	10,725
Forward rate agreements:
Notional amount	—	1,145,241
Fair value—asset	—	206
Collars:
Notional amount	385,000	—
Fair value—(liability)	(785)	—

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. Had the Company not hedged its interest rates in 2007, 2006 and 2005, interest expense would have been higher by $12.3 million, $11.5 million and $2.8 million, respectively, compared to an entirely unhedged variable rate debt portfolio.

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company, where possible and cost effective in the Company’s judgment, utilizes foreign currency hedging activities to protect against volatility associated with purchase commitments that are denominated in foreign currencies for machinery, equipment and other items created in the normal course of business. The terms of these contracts are generally less than one year. Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for as cash flow hedges in accordance with SFAS 133. There were no currency forward contracts outstanding at December 31, 2007 and 2006.

Credit risk arising from the inability of a counterparty to meet the terms of the Company’s financial instrument contracts is generally limited to the amounts, if any, by which the counterparty’s obligations exceed

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

the obligations of the Company. It is the Company’s policy to enter into financial instruments with a diverse group of creditworthy counterparties in order to spread the risk among multiple counterparties.

12.    Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering Corporation (“Graham Engineering”), under which Graham Engineering provided the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. Innopack, S.A., former minority shareholder of Graham Innopack de Mexico S. de R.L. de C.V., has supplied goods and related services to the Company. The Company purchased the remaining interest in Graham Innopack de Mexico S. de R.L. de C.V. on May 9, 2005. Certain entities controlled by Donald C. Graham and his family (the “Graham Family Investors”) own Graham Engineering and have a 15% ownership interest in the Company. In addition, they have supplied management services to the Company since 1998. An entity affiliated with Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., who together have an 80% ownership interest in the Company, has supplied management services to the Company since 1998.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Equipment and related services purchased from affiliates	$11,011	$10,311	$13,147
Goods and related services purchased from affiliates	$—	$35	$41
Management services provided by affiliates	$5,293	$5,140	$5,156
Sales to affiliates, including raw materials	$—	$—	$20
Interest income on notes receivable from owners	$114	$193	$182

Account balances with affiliates included the following:

	As of December 31,
	2007	2006
	(In thousands)
Accounts payable	$1,745	$907
Notes and interest receivable for ownership interests	$1,939	$3,295
Receivable from partner	$4,232	$—

At December 31, 2007, the Company had loans outstanding to certain management employees. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on March 30, 2008 and September 28, 2012, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest are reflected in Partners’ Capital (Deficit) on the Consolidated Balance Sheets.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Gary G. Michael, a member of the committee that advises the partnership and the general partners (the “Advisory Committee”), also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at December 31, 2007 and 2006 were receivables from The Clorox Company of $2.1 million and $1.7 million, respectively. Included in net sales for the year ended December 31, 2007, 2006 and 2005 were net sales to The Clorox Company of $30.0 million, $30.6 million and $32.0 million, respectively.

13.    Pension Plans

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

The Company uses a December 31 measurement date for all of its plans. The components of pension expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plan
	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005
	(In thousands)
Net periodic benefit cost and amounts recognized in other comprehensive income (loss):
Service cost	$2,192	$10,387	$10,107	$798	$718	$655
Interest cost	4,339	4,245	3,563	891	774	827
Expected return on assets	(5,114)	(3,977)	(3,409)	(953)	(771)	(687)
Amortization of prior service cost	673	388	315	53	31	29
Amortization of net loss	85	738	662	50	78	45
Special benefits	—	14	—	—	—	—
Curtailment (gain) loss	—	(3,085)	8	—	(132)	(734)

Net periodic pension costs	2,175	$8,710	$11,246	839	$698	$135

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Prior service cost for period	5,050			303
Net loss (gain) for period	27			(504)
Amortization of prior service cost	(673)			(53)
Amortization of net loss	(85)			(50)
Foreign currency exchange rate change	—			369

Total	4,319			65

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$6,494			$904

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefits cost in 2008 are $0.6 million and $0.1 million, respectively, for the U.S. plans, and $0.1 million and $0.1 million, respectively, for the non-U.S. plans.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

All of the Company’s plans have a benefit obligation in excess of plan assets. Using the most recent actuarial valuations, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2007 and 2006. The Company uses the fair value of its pension assets in the calculation of pension expense for all of its pension plans.

	U.S.		Non-U.S.
	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(68,018)	$(74,339)	$(16,539)	$(14,867)
Service cost	(2,192)	(10,387)	(798)	(718)
Interest cost	(4,339)	(4,245)	(891)	(773)
Benefits paid	1,360	1,339	355	392
Change in benefit payments due to experience	—		(3)	29
Settlements/curtailments	—	15,496	—	131
Participant contributions	—	—	(106)	(88)
Effect of exchange rate changes	—	—	(1,273)	(1,163)
Decrease in benefit obligation due to change in discount rate	1,699	3,932	—	—
Special termination benefits	—	(14)	—	—
Actuarial gain	491	319	1,302	518
Increase in benefit obligation due to plan change	(5,050)	(119)	(303)	—

Benefit obligation at end of year	$(76,049)	$(68,018)	$(18,256)	$(16,539)

Change in plan assets:
Plan assets at market value at beginning of year	$55,908	$43,029	$12,761	$10,411
Actual return on plan assets	2,897	4,272	160	1,024
Foreign currency exchange rate changes	—	—	1,092	875
Employer contributions	6,888	9,946	1,003	738
Participant contributions	—	—	106	88
Benefits paid	(1,360)	(1,339)	(355)	(375)

Plan assets at market value at end of year	$64,333	$55,908	$14,767	$12,761

Funded status	$(11,716)	$(12,110)	$(3,489)	$(3,778)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$—	$—	$(18)	$(24)
Non-current liabilities	(11,716)	(12,110)	(3,471)	(3,754)

Total	$(11,716)	$(12,110)	$(3,489)	$(3,778)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized prior service cost	$6,467	$2,089	$550	$300
Unrecognized net actuarial loss	1,753	1,812	924	1,109

Total	$8,220	$3,901	$1,474	$1,409

Accrued benefit cost:
Accrued benefit cost at beginning of year	$(8,209)	$(9,445)	$(2,368)	$(2,172)
Net periodic benefit cost	(2,175)	(8,710)	(839)	(698)
Change in assumptions	—	—	—	78
Employer contributions	6,888	9,946	1,003	738
Effect of exchange rate changes	—	—	189	(315)

Accrued benefit cost at end of year	$(3,496)	$(8,209)	$(2,015)	$(2,369)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

The following table presents significant assumptions used to determine benefit obligations at December 31:

	2007	2006
Discount rate:
- U.S.	6.00%	5.75%
- Canada	5.25%	5.00%
- UK	5.37%	5.00%
- Mexico	7.64%	5.59%
Rate of compensation increase:
- U.S.	N/A	4.50%
- Canada	4.00%	4.00%
- UK	3.60%	3.60%
- Mexico	4.54%	4.91%

The following table presents significant assumptions used to determine benefit costs for the years ended December 31:

	Actuarial Assumptions
	U.S.	Canada	UK	Mexico
Discount rate:
2007	5.75%	5.00%	5.00%	5.59%
2006	5.75%	5.00%	4.90%	7.46%
2005	6.00%	6.00%	5.40%	8.68%
Long-term rate of return on plan assets:
2007	8.75%	8.00%	6.92%	N/A
2006	8.75%	8.00%	6.20%	N/A
2005	8.75%	8.00%	6.60%	N/A
Weighted average rate of increase for future compensation levels:
2007	4.50%	4.00%	3.60%	4.91%
2006	4.50%	4.00%	3.50%	4.88%
2005	4.50%	4.00%	3.50%	5.55%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The U.S. expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2007, the Company’s asset allocation was 60% with equity managers, 34% with fixed income managers and 6% other. At December 31, 2006, the Company’s asset allocation was 65% with equity managers, 34% with fixed income managers and 1% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption is 8.75% in 2007 and 2006.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Asset allocation for the Company’s Canadian plan is substantially similar to the U.S. plan. Asset allocation for the Company’s UK plan is 49% with equity managers, 34% with fixed income managers and 17% in real estate.

The Company made cash contributions to its pension plans in 2007 of $7.9 million and paid benefit payments of $1.7 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2008 of $5.9 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In thousands)
2008	$2,222
2009	2,529
2010	2,743
2011	3,088
2012	3,598
Years 2013 – 2017	24,662

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2007, 2006 and 2005 were $8.5 million, $3.2 million and $3.2 million, respectively.

14.    Partners’ Capital

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989 as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to “Graham Packaging Company.” Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP (“Investor GP” and together with Investor LP, the “Equity Investors”) agreed to a recapitalization of Holdings (the “Recapitalization”). Closing under the Recapitalization Agreement occurred on February 2, 1998. Upon the closing of the Recapitalization, the name of Holdings was changed to “Graham Packaging Holdings Company.” Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined below).

As a result of the consummation of the Recapitalization, Investor LP owns an 81% limited partnership interest in Holdings and Investor GP owns a 4% general partnership interest in Holdings. The Graham Family Investors have retained a 0.7% general partnership interest and a 14.3% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

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

Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, an IPO Reorganization (as defined below) and the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

II. The Holdings Partnership Agreement provides that, without the approval of each general partner, the IPO Reorganization may not be effected through any entity other than CapCo II.

15.    Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2005	$3,385	$(3,868)	$20,391	$19,908
Change	11,129	(673)	(17,513)	(7,057)

Balance at December 31, 2005	14,514	(4,541)	2,878	12,851
Change	(3,648)	—	23,197	19,549
Minimum pension liability adjustment prior to adoption of SFAS 158	—	1,837	—	1,837
Adjustment to initially apply SFAS 158	—	(2,585)	—	(2,585)

Balance at December 31, 2006	10,866	(5,289)	26,075	31,652
Change	(11,572)	(3,670)	36,334	21,092

Balance at December 31, 2007	$(706)	$(8,959)	$62,409	$52,744

16.    Option Plans

On February 2, 1998, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan” and, together with the 1998 Option Plan, the “Option Plans”). The compensation committee of the Company has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants.

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

The exercise price per Unit shall be at or above the fair value of a Unit on the date of grant. The Company determines the fair value of a Unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on its projected cash flows. The Company uses an appraisal firm to assist in this analysis. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

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

Under the 2004 Option Plan, except for Options granted in 2006, 100% of the Options vest and become exercisable in 25% increments annually over four years, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 295.7 Options were granted to Warren D. Knowlton, the Company’s Chief Executive Officer, which vest and become exercisable with respect to 20% of the Options on the first anniversary of the grant date, an additional 40% of the Options on the second anniversary of the grant date, an additional 20% of the Options on the third anniversary of the grant date and an additional 20% of the Options on the fourth anniversary of the grant date, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 110.9 Options were granted to Mark S. Burgess, the Company’s Chief Financial Officer, 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the holder of the Option is still an employee on the vesting date, and 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 221.8 Options were granted to Mr. Knowlton and Mr. Burgess which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

The weighted average fair value at date of grant for Options granted in 2007, 2006 and 2005 was $6,332, $6,001 and $7,748 per Option, respectively. The fair value of each Option was estimated on the date of the grant using the minimum value option pricing model for 2005 and using a fair value option pricing model for 2007 and 2006, with the following weighted-average assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	0%
Risk-free interest rate	3.50%	4.53%	3.65%
Expected option life (in years)	3.2	4.5	4.5

The Company estimates expected volatility based upon the volatility of the stocks of comparable public companies. The Company’s expected life of Options granted was based upon actual experience and expected employee turnover. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the Options granted. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

A summary of the changes in the Options outstanding under the Option Plans during 2007 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at beginning of year	1,778.4	$36,150
Granted	41.0	39,006
Exercised	(125.9)	25,789
Forfeited	(247.1)	49,099

Outstanding at end of year	1,446.4	34,921	6.2	$10.7

Vested or expected to be vested at end of year	1,224.6	36,575	5.7	7.7
Exercisable at end of year	762.8	36,172	4.3	5.7

As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to outstanding Options that is expected to be recognized over a weighted average period of 3.0 years. In the year ended December 31, 2007, the Company made payments totaling $0.6 million to the former Chief Executive Officer and Chief Financial Officer for 125.9 Options, pursuant to separation agreements dated as of December 3, 2006. For the year ended December 31, 2006, the Company received net proceeds of $0.3 million from the exercise of Options. There were no Options exercised in 2005.

The intrinsic value of Options exercised for the years ended December 31, 2007 and 2006 was $0.6 million and $0.0 million, respectively.

17.    Other Expense, Net

Other expense, net consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Foreign exchange loss	$1,918	$1,922	$329
Other	87	270	(85)

	$2,005	$2,192	$244

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

18.    Income Taxes

The provision for income taxes consisted of:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current provision:
Federal	$—	$—	$—
State and local	234	113	—
Foreign	16,431	16,701	13,298

Total current provision	$16,665	$16,814	$13,298

Deferred provision:
Federal	$2,260	$1,661	$(1,736)
State and local	(2,245)	4,794	(1,027)
Foreign	3,068	4,321	3,915

Total deferred provision	$3,083	$10,776	$1,152

Total provision	$19,748	$27,590	$14,450

The Company reported income (loss) before income taxes relating to domestic operations of ($198.2) million, ($81.5) million and ($62.1) million, and relating to foreign operations of $11.9 million, ($11.3) million and $24.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2007	2006
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$157,497	$141,041
Fixed assets, due to differences in depreciation, impairment and assigned values	14,608	7,663
Accrued retirement indemnities	4,230	3,102
Inventories	3,765	1,115
Accruals and reserves	13,348	18,043
Capital leases	150	225
Tax credits	10,083	17,342
Other items	10,508	5,229

Gross deferred income tax assets	214,189	193,760
Valuation allowance	(165,430)	(106,607)

Net deferred income tax assets	48,759	87,153

Deferred income tax liabilities:
Fixed assets, due to differences in depreciation, impairment and assigned values	51,081	72,487
Inventories	978	1,399
Amortizable intangibles, due to differences in amortization, impairment and assigned values	10,189	23,024
Unremitted earnings of foreign subsidiaries	5,308	8,646
Other items	416	329

Gross deferred income tax liabilities	67,972	105,885

Net deferred income tax liabilities	$19,213	$18,732

Current deferred income tax liabilities of $3.1 million in 2007 and $7.2 million in 2006 are included in accrued expenses. Non-current deferred income tax assets of $2.2 million in 2007 and $1.6 million in 2006 are included in other non-current assets.

The valuation allowance for deferred income tax assets of $165.4 million and $106.6 million at December 31, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred income tax assets, primarily tax loss and credit carryforwards, in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the income tax benefits related to the remaining deferred income tax asset. The valuation allowance was calculated in accordance with SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. The valuation allowance increase in 2007 was primarily attributable to the recording of a valuation allowance on deferred income tax assets associated with current operating losses and federal and state tax loss carryforwards.

The increase in net deferred income tax liabilities of $0.5 million in 2007 consisted of $3.1 million of deferred income tax expense, $1.6 million of deferred income tax expense related to purchase accounting, $1.2 million of other comprehensive income related to cumulative translation adjustments and $0.5 million charged to

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

other comprehensive income related to pension liabilities, less $6.9 million recorded to tax contingencies, $0.5 million charged to retained earnings upon implementation of FIN48 and $0.3 million charged to employee benefits in Mexico. The remaining difference of $1.8 million is due to changes in the foreign exchange rates at December 31, 2007 compared to December 31, 2006 used to translate the deferred income tax balances of foreign affiliates.

Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $114.6 million at December 31, 2007 and $112.8 million at December 31, 2006.

The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Taxes at U.S. federal statutory rate	$(65,206)	$(32,475)	$(13,112)
Partnership loss not subject to federal income taxes	27,188	8,757	15,980
State income tax net of federal benefit	(1,307)	3,189	(670)
Foreign loss without current tax benefit	12,955	4,080	2,273
Unremitted earnings of foreign subsidiaries	(4,452)	3,417	7,446
Residual U.S. tax on dividends from foreign subsidiaries	2,215	237	2,262
Foreign income tax rates other than U.S. federal rate	(3,014)	283	(1,268)
Permanent differences between tax and book accounting	1,552	3,841	(161)
Prior year adjustments	306	30	150
FIN 48 contingencies	6,624	—	—
Income taxed in multiple jurisdictions	1,454	—	—
Change in valuation allowance	40,803	36,246	(293)
Other	630	(15)	1,843

	$19,748	$27,590	$14,450

As of December 31, 2007, the Company’s domestic subsidiaries have U.S. federal net operating loss carryforwards of approximately $208.5 million. These net operating loss carryforwards are available to offset future taxable income and expire principally in the years 2020 through 2027. The Company also has various state net operating loss carryforwards that expire through 2027. The determination of the state net operating loss carryforwards is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforward. The Company’s international operating subsidiaries have, in the aggregate, approximately $220.0 million of tax loss carryforwards available as of December 31, 2007. These losses are available to reduce the originating subsidiaries’ future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company’s French subsidiaries ($191.3 million) and UK subsidiaries ($6.3 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2008 through 2016. The Company’s Canadian subsidiary also has approximately $0.5 million of non-expiring capital loss carryforwards which are available only to offset capital gains.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

As of December 31, 2007, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $8.7 million consisting of $1.5 million of Alternative Minimum Tax credits which never expire, $4.5 million of federal research and development credits and other general business credits which expire in the years 2009 through 2024 and $2.7 million of state tax credits with expiration dates from 2008 through 2013. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $1.9 million and $0.4 million, respectively, which expire in the years 2009 through 2016.

As of December 31, 2007, the Company’s equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, was zero. Therefore, no U.S. or foreign tax will be payable on undistributed earnings of such foreign subsidiaries.

The Company adopted FIN 48 effective January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. The transition adjustments of $4.8 million were shown as a reduction to partners’ capital.

The following table summarizes the activity related to the gross unrecognized tax benefits (UTB) from January 1, 2007 through December 31, 2007, resulting primarily from related party interest free loans in various non-U.S. subsidiaries of the Company, related party technical assistance payments in various non-U.S. subsidiaries and disallowed related party interest expense in various U.S. states and in certain non-U.S. subsidiaries (in thousands):

Balance as of January 1, 2007	$3,040
Increases related to prior year tax positions	5,044
Decreases related to prior year tax positions	—
Increases related to current year tax positions	1,167
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$9,251

Offsetting long-term deferred income tax assets in the amount of $5.2 million and 0.8 million at January 1, 2007 and December 31, 2007 are not reflected in the gross UTB balance above. Approximately $4.8 million of UTB at January 1, 2007 and $11.7 million of UTB at December 31, 2007, if recognized, would impact the Company’s effective tax rate.

The Company operates in multiple jurisdictions around the world and its tax returns are periodically audited by both foreign and domestic tax authorities. In foreign jurisdictions, the Company generally has open tax years subject to tax audit scrutiny of between three years to five years in Europe and six years in Mexico and South America. The U.S. corporate subsidiaries have open tax years from 2001 forward for federal and certain state tax purposes. It is reasonably possible that certain UTB may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. The consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service (the “IRS”). The Company anticipates that the IRS will complete its examination of the 2004 and 2005 years within the next twelve months. In addition, the Company has various on-going state audits that are not material to the financial statements. The 2003 tax return of one of the Company’s Mexican subsidiaries is also currently under examination. The Company estimates that the Mexican tax authorities will complete the 2003 examination within the next twelve months. The Company has evaluated the need for additional tax contingencies for these audits as part of computing its UTB. It is reasonably possible that the amount of UTB will change due to the completion of

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

these examinations; however, an estimate of the potential net increase or decrease to the Company’s UTB can not be made at this time. The Company does not expect that statute expirations will result in any material decrease of any UTB over the next twelve months.

Upon adoption of FIN 48, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the Company has recorded UTB of $6.9 million and $7.4 million related to interest and penalties, respectively, all of which, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2007, the Company recorded tax expense related to an increase in UTB for interest and penalties of $0.5 million. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expense.

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

Cash income tax payments of $18.3 million, $18.6 million and $10.1 million were made for income tax liabilities in 2007, 2006 and 2005, respectively.

19.    Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $41.0 million at December 31, 2007.

The Company is a party to various leases involving real property and equipment. Lease terms may have escalating rent provisions and rent holidays which are expensed on a straight-line basis over the term of the lease. Total rent expense for operating leases was $55.7 million, $54.3 million and $49.1 million for 2007, 2006 and 2005, respectively.

Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2007 were as follows (in thousands):

2008	$31,100
2009	26,100
2010	19,100
2011	14,600
2012	10,200
Thereafter	35,800

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Minimum future lease obligations on capital leases in effect at December 31, 2007 were as follows (in thousands):

2008	$12,135
2009	5,854
2010	9,721
2011	5,381
2012	87
Thereafter	2

The gross amount of assets under capital leases was $54.4 million and $55.6 million as of December 31, 2007 and 2006, respectively. The deferred rent liability relating to escalating rent provisions and rent holidays was $2.4 million and $2.1 million as of December 31, 2007 and 2006, respectively.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as sales in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. The Company does not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to the Company for failure of debtors constituting eligible receivables to pay when due. The Company maintains insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2007 and 2006, the Company had sold $32.4 million and $20.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

20.    Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (“the Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in the two companies' pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

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

On July 9, 2002, the Company and Graham Engineering, a related party (see Note 12), executed a First Amendment to the Equipment Sales Agreement to, among other things, obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2007 was not met, resulting in a shortfall penalty of $0.2 million.

The Equipment Sales Agreement terminated on December 31, 2007.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

21.    Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of segment profit or loss is operating income. Segment information for the three years ended December 31, 2007, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

	Year	North America	Europe	South America	Eliminations (a)	Total
	(In thousands)
Net sales (b)(c)	2007	$2,140,470	$279,427	$75,471	$(1,897)	$2,493,471
	2006	2,220,713	236,141	64,578	(496)	2,520,936
	2005	2,168,193	240,147	65,119	(10)	2,473,449

Operating income (loss)	2007	$19,862	$4,762	$764	$—	$25,388
	2006	123,946	2,206	(9,795)	—	116,357
	2005	125,260	15,719	6,164	—	147,143

Depreciation and amortization	2007	$175,699	$22,837	$4,511	$—	$203,047
	2006	178,961	21,387	5,170	—	205,518
	2005	178,506	18,590	3,960	—	201,056

Asset impairment charges	2007	$137,900	$18,310	$1,643	$—	$157,853
	2006	2,942	11,949	10,984	—	25,875
	2005	5,177	687	1,399	—	7,263

Interest expense, net	2007	$204,432	$3,378	$1,877	$—	$209,687
	2006	203,338	2,676	937	—	206,951
	2005	181,362	2,093	907	—	184,362

Income tax provision	2007	$9,559	$9,560	$629	$—	$19,748
	2006	19,834	7,309	447	—	27,590
	2005	5,980	7,104	1,366	—	14,450

Identifiable assets (b)(c)(d)	2007	$1,014,642	$182,497	$45,279	$—	$1,242,418
	2006	1,207,000	182,119	36,893	—	1,426,012

Goodwill	2007	$286,295	$18,607	$1,817	$—	$306,719
	2006	284,840	15,827	2,727	—	303,394

Cash paid for property, plant and equipment, excluding acquisitions of/investments in businesses	2007	$123,617	$20,584	$9,184	$—	$153,385
	2006	164,330	18,869	7,340	—	190,539
	2005	218,319	31,592	7,694	—	257,605

(a)	To eliminate intercompany transactions.
(b)

The Company’s net sales for Europe include sales in Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $59.5 million, $57.1 million, $46.9 million and $38.2 million, respectively, for the year ended December 31, 2007, approximately $46.4 million, $50.4 million, $39.9 million and $35.9 million, respectively, for the year ended December 31, 2006, and approximately $40.7 million, $63.5 million, $36.8 million and $32.2 million, respectively, for the year ended December 31, 2005. Identifiable assets in Poland, France, Rotselaar (Belgium) and Spain totaled approximately $46.7 million, $38.3 million,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

$33.0 million and $30.1 million, respectively, as of December 31, 2007, and $42.2 million, $56.4 million, $28.8 million and $27.5 million, respectively, as of December 31, 2006.
(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $138.4 million, $143.4 million and $132.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Identifiable assets in Mexico totaled approximately $59.7 million and $59.2 million as of December 31, 2007 and 2006, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Automotive Lubricants	Personal Care/ Specialty	Total
	(In thousands)
2007	$1,502,354	$508,031	$277,874	$205,212	$2,493,471
2006	1,478,764	512,294	284,726	245,152	2,520,936
2005	1,422,496	508,706	278,704	263,543	2,473,449

22.    Condensed Guarantor Data

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2007 and 2006 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005 for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, Holdings’ wholly-owned subsidiary, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,815	$2	$14,497	$—	$—	$18,314
Accounts receivable, net	—	82,376	85,232	80,345	—	—	247,953
Inventories	—	90,207	125,974	50,003	—	—	266,184
Deferred income taxes	—	—	3,564	3,956	—	—	7,520
Prepaid expenses and other current assets	—	5,891	2,636	32,171	—	—	40,698

Total current assets	—	182,289	217,408	180,972	—	—	580,669
Property, plant and equipment, net	—	493,442	456,634	292,342	—	—	1,242,418
Intangible assets, net	—	6,397	39,657	6,798	—	—	52,852
Goodwill	—	9,246	235,924	61,549	—	—	306,719
Net intercompany	—	1,175,957	—	—	—	(1,175,957)	—
Investment in subsidiaries	—	214,570	274,025	—	—	(488,595)	—
Other non-current assets	—	46,573	355	4,247	—	—	51,175

Total assets	$—	$2,128,474	$1,224,003	$545,908	$—	$(1,664,552)	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long- term debt	$—	$30,878	$228	$14,589	$—	$—	$45,695
Accounts payable	—	58,760	60,255	47,558	—	—	166,573
Accrued expenses and other current liabilities	—	102,208	29,140	53,211	—	—	184,559
Deferred revenue	—	11,076	7,057	6,891	—	—	25,024

Total current liabilities	—	202,922	96,680	122,249	—	—	421,851
Long-term debt	—	2,487,756	518	363	—	—	2,488,637
Deferred income taxes	—	300	12,599	12,879	—	—	25,778
Other non-current liabilities	—	37,804	15,187	31,973	—	—	84,964
Investment in subsidiaries	600,308	—	—		—	(600,308)	—
Net intercompany	187,089	—	940,797	48,071	—	(1,175,957)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(787,397)	(600,308)	158,222	330,373	—	111,713	(787,397)

Total liabilities and partners’ capital (deficit)	$—	$2,128,474	$1,224,003	$545,908	$—	$(1,664,552)	$2,233,833

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,456	$1	$11,870	$—	$—	$13,327
Accounts receivable, net	—	83,134	85,872	71,686	—	—	240,692
Inventories	—	81,170	116,371	41,400	—	—	238,941
Deferred income taxes	—	—	11,838	3,571	—	—	15,409
Prepaid expenses and other current assets	—	24,832	10,747	29,291	—	—	64,870

Total current assets	—	190,592	224,829	157,818	—	—	573,239
Property, plant and equipment, net	—	570,811	568,732	286,469	—	—	1,426,012
Intangible assets, net	—	4,664	66,981	6,866	—	—	78,511
Goodwill	—	9,246	234,359	59,789	—	—	303,394
Net intercompany	—	1,191,899	—	—	—	(1,191,899)	—
Investment in subsidiaries	—	319,980	273,213	—	—	(593,193)	—
Other non-current assets	—	58,235	523	2,023	—	—	60,781

Total assets	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$26,504	$—	$5,804	$—	$—	$32,308
Accounts payable	—	81,390	80,246	45,036	—	—	206,672
Accrued expenses and other current liabilities	—	100,087	34.402	45,688	—	—	180,177
Deferred revenue	—	5,477	7,174	2,009	—	—	14,660

Total current liabilities	—	213,458	121,822	98,537	—	—	433,817
Long-term debt	—	2,514,174	—	405	—	—	2,514,579
Deferred income taxes	—	—	17,894	10,644	—	—	28,538
Other non-current liabilities	—	28,462	18,534	15,763	—	—	62,759
Investment in subsidiaries	410,667	—	—	—	—	(410,667)	—
Net intercompany	187,089	—	934,927	69,883	—	(1,191,899)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(597,756)	(410,667)	275,460	317,733	—	(182,526)	(597,756)

Total liabilities and partners’ capital (deficit)	$—	$2,345,427	$1,368,637	$512,965	$—	$(1,785,092)	$2,441,937

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,059,573	$1,007,442	$515,821	$—	$(89,365)	$2,493,471
Cost of goods sold	—	892,328	909,078	442,241	—	(89,365)	2,154,282

Gross profit	—	167,245	98,364	73,580	—	—	339,189
Selling, general and administrative expenses	—	56,049	51,072	29,366	—	—	136,487
Asset impairment charges	—	52,789	80,792	24,272	—	—	157,853
Net loss on disposal of fixed assets	—	9,602	9,100	759	—	—	19,461

Operating income (loss)	—	48,805	(42,600)	19,183	—	—	25,388
Interest expense, net	—	124,185	79,294	6,208	—	—	209,687
Other (income) expense, net	—	(10,276)	(7,152)	2,732	—	16,701	2,005
Equity in loss of subsidiaries	206,052	143,437	21,931	—	—	(371,420)	—

(Loss) income before income taxes	(206,052)	(208,541)	(136,673)	10,243	—	354,719	(186,304)
Income tax (benefit) provision	—	(2,489)	1,837	20,400	—	—	19,748

Net (loss) income	$(206,052)	$(206,052)	$(138,510)	$(10,157)	$—	$354,719	$(206,052)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,078,906	$1,060,141	$466,731	$—	$(84,842)	$2,520,936
Cost of goods sold	—	911,341	989,062	417,878	—	(84,842)	2,233,439

Gross profit	—	167,565	71,079	48,853	—	—	287,497
Selling, general and administrative expenses	—	56,730	49,385	25,299	—	—	131,414
Asset impairment charges	—	1,991	1,830	22,054	—	—	25,875
Net loss on disposal of fixed assets	—	5,396	8,019	436	—	—	13,851

Operating income	—	103,448	11,845	1,064	—	—	116,357
Interest expense, net	—	124,336	77,542	5,073	—	—	206,951
Other expense (income), net	—	3,858	(4,171)	4,283	—	(1,778)	2,192
Equity in loss of subsidiaries	120,376	91,543	37,880	—	—	(249,799)	—

(Loss) income before income taxes	(120,376)	(116,289)	(99,406)	(8,292)	—	251,577	(92,786)
Income tax provision	—	4,087	6,829	16,674	—	—	27,590

Net (loss) income	$(120,376)	$(120,376)	$(106,235)	$(24,966)	$—	$251,577	$(120,376)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,013,899	$1,075,238	$455,689	$—	$(71,377)	$2,473,449
Cost of goods sold	—	883,467	970,305	395,523	—	(71,377)	2,177,918

Gross profit	—	130,432	104,933	60,166	—	—	295,531
Selling, general and administrative expenses	1	52,003	50,130	25,400	—	—	127,534
Asset Impairment charges	—	3,771	1,406	2,086	—	—	7,263
Net loss on disposal of fixed assets	—	9,272	1,981	2,338	—	—	13,591

Operating (loss) income	(1)	65,386	51,416	30,342	—	—	147,143
Interest expense, net	—	114,902	65,531	3,929	—	—	184,362
Other (income) expense, net	—	(2,390)	(1,290)	895	—	3,029	244
Equity in loss (earnings) of subsidiaries	52,640	(1,218)	(5,712)	—	—	(45,710)	—

(Loss) income before income taxes and minority interest	(52,641)	(45,908)	(7,113)	25,518	—	42,681	(37,463)
Income tax provision (benefit)	—	6,732	(2,658)	10,376	—	—	14,450
Minority interest	—	—	—	728	—	—	728

Net (loss) income	$(52,641)	$(52,640)	$(4,455)	$14,414	$—	$42,681	$(52,641)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$100,693	$57,871	$15,666	$—	$—	$174,230

Investing activities:
Net cash paid for property, plant and equipment	—	(62,039)	(51,913)	(35,155)	—	—	(149,107)
Acquisition of/investment in a business, net of cash acquired	—	(5,165)	(5,825)	10,990	—	—	—

Net cash used in investing activities	—	(67,204)	(57,738)	(24,165)	—	—	(149,107)

Financing activities:
Proceeds from issuance of long-term debt	—	598,298	—	69,163	—	—	667,461
Payment of long-term debt	—	(621,788)	(132)	(61,120)	—	—	(683,040)
Purchase of partnership units	—	(3,140)	—	—	—	—	(3,140)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)

Net cash (used in) provided by financing activities	—	(31,130)	(132)	8,043	—	—	(23,219)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,083	—	—	3,083

Increase in cash and cash equivalents	—	2,359	1	2,627	—	—	4,987
Cash and cash equivalents at beginning of year	—	1,456	1	11,870	—	—	13,327

Cash and cash equivalents at end of year	$—	$3,815	$2	$14,497	$—	$—	$18,314

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$171,366	$60,161	$31,424	$—	$—	$262,951

Investing activities:
Net cash paid for property, plant and equipment	—	(80,809)	(57,631)	(32,494)	—	—	(170,934)
Acquisition of/investment in a business, net of cash acquired	—	2,198	(2,530)	(1,094)	—	—	(1,426)

Net cash used in investing activities	—	(78,611)	(60,161)	(33,588)	—	—	(172,360)

Financing activities:
Proceeds from issuance of long-term debt	—	763,949	—	45,879	—	—	809,828
Payment of long-term debt	—	(865,852)	—	(47,870)	—	—	(913,722)
Proceeds from issuance of partnership units	—	297	—	—	—	—	297
Debt issuance fees	—	(1,000)	—	—	—	—	(1,000)

Net cash used in financing activities	—	(102,606)	—	(1,991)	—	—	(104,597)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	649	—	—	649

Decrease in cash and cash equivalents	—	(9,851)	—	(3,506)	—	—	(13,357)
Cash and cash equivalents at beginning of year	—	11,307	1	15,376	—	—	26,684

Cash and cash equivalents at end of year	$—	$1,456	$1	$11,870	$—	$—	$13,327

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$(38,202)	$99,412	$58,787	$—	$—	$119,997

Investing activities:
Net cash paid for property, plant and equipment	—	(99,085)	(93,438)	(50,088)	—	—	(242,611)
Acquisitions of/investments in businesses, net of cash acquired	—	(768)	(5,973)	(12,032)	—	—	(18,773)

Net cash used in investing activities	—	(99,853)	(99,411)	(62,120)	—	—	(261,384)

Financing activities:
Proceeds from issuance of long-term debt	—	1,068,305	—	47,457	—	—	1,115,762
Payment of long-term debt	—	(917,878)	—	(47,794)	—	—	(965,672)
Debt issuance fees	—	(2,145)	—	—	—	—	(2,145)

Net cash provided by (used in) financing activities	—	148,282	—	(337)	—	—	147,945

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,005)	—	—	(2,005)

Increase (decrease) in cash and cash equivalents	—	10,227	1	(5,675)	—	—	4,553
Cash and cash equivalents at beginning of year	—	1,080	—	21,051	—	—	22,131

Cash and cash equivalents at end of year	$—	$11,307	$1	$15,376	$—	$—	$26,684

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

DECEMBER 31, 2007

23.    Subsequent events

On February 1, 2008, the Company extended the term for certain options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. No change was made to the number of options, nor the exercise price, and the options remained fully vested. This extension of the term is considered a modification under SFAS 123(R), which will require a charge to expense in the first quarter of 2008, of approximately $2.4 million, for the difference between the fair value of the options after the modification and the fair value of the options before the modification.

In March 2008, the Company offered employees who hold options under an option plan that the Company adopted in 2004 a twenty-business day election period for replacing those options with a new grant of options. The new grant of options will have an exercise price based upon the current value of the Company determined at the date of the new grant and will only begin to vest as of the date of the new grant, and the original grant of options will be canceled. The new grant of options is considered a modification under SFAS 123(R), which will require the incremental fair value of the options after the modification over the fair value of the options before the modification to be recorded as compensation cost over the new service (vesting) period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, Management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (“SEC”) that permit the Company to provide only Management’s report in this Annual Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. In connection with Management’s assessment of the Company’s internal control over financial reporting, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007.

a.	The Company did not maintain an effective control environment over financial reporting. Specifically, Management identified the following weaknesses:

•

ineffective review/monitoring to ensure the completeness and accuracy of the key factors/inputs, calculations and methodologies/assumptions supporting accounting estimates, primarily in the area of asset impairments in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

•	ineffective review/monitoring of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

b.	The Company did not maintain an effective control environment over computer system access and segregation of duties. Specifically, Management identified the following weakness:

•

certain personnel had incompatible duties or access to critical financial application programs and data that was beyond the requirements of their assigned responsibilities that could allow the creation, processing and review of financial data without independent review and/or authorization.

Remediation of Material Weakness in Internal Control over Income Taxes

The following describes actions taken to remediate the previously disclosed material weakness in the Company’s income tax accounting, which resulted from the combination of inadequate resources and the complexity of the Company’s tax structure. The Company believes that the following actions have resulted in effectively remediating the previously disclosed material weakness in income tax accounting.

•	during 2007, added four new positions in the tax department to enhance the Company’s tax accounting expertise, and filled all positions with experienced, qualified individuals.

•	engaged outside consultants to provide tax consulting services.

•	consolidated the Company’s tax structure in Mexico.

Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting. The following describes the changes prior to December 31, 2007 and on-going changes to its internal control over financial reporting subsequent to December 31, 2007 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting:

1.	Plans to Remediate Financial Reporting Weaknesses

•

enhance the oversight/review of the development of accounting estimates to ensure that the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates are consistent and accurate.

•

redefine ownership of and enhance the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation.

•

added the positions of Corporate Controller and Director, Corporate Accounting to the organization to enhance the Company’s accounting expertise, and filled both positions with experienced, qualified individuals.

2.	Plans to Remediate System Access/Segregation of Duties Weaknesses

•	during 2007, the Company has created separate departments to handle certain U.S. customer and pricing matters.

•	during 2007, the Company has segregated certain responsibilities relating to the human resources and payroll processes.

•	the Company is currently implementing procedures to more closely limit user access to its information technology systems.

The Company plans to make additional changes to its personnel, policies, procedures and systems during 2008 in order to specifically address the deficiencies identified and strengthen its internal controls.

While the Company believes that these remedial actions will result in correcting the material weaknesses in its internal control over financial reporting and system access/segregation of duties, the exact timing of when the conditions will be corrected is dependent upon future events.

(b)	Changes in Internal Control over Financial Reporting

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed under “Remediation of Material Weaknesses in Internal Control over Financial Reporting” in Item 9A(a) above.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Advisory Committee Members; Executive Officers of the Registrant and Corporate Governance

The members of the Advisory Committee (as defined herein) and the executive officers of the Operating Company and Holdings and their respective ages as of March 20, 2008 are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—The Partnership Agreements—Holdings Partnership Agreement.”

Name	Age	Position
Warren D. Knowlton	61	Chief Executive Officer
Roger M. Prevot	49	President and Chief Operating Officer
Mark S. Burgess	48	Chief Financial Officer of the Operating Company; Chief Financial Officer, Assistant Treasurer and Assistant Secretary of Holdings
Ashok Sudan	55	Executive Vice President and General Manager, Global Food and Beverage
Peter T. Lennox	45	Senior Vice President and General Manager, Household Chemical and Automotive
Chinh E. Chu	42	Member of the Advisory Committee; President, Treasurer and Assistant Secretary of Holdings
James A. Quella	59	Member of the Advisory Committee
Charles E. Kiernan	63	Member of the Advisory Committee
Gary G. Michael	68	Member of the Advisory Committee

Warren D. Knowlton was appointed as Chief Executive Officer in December 2006. He previously served as Chief Executive Officer of Morgan Crucible PLC, a specialty carbon and ceramic products producer, from December 2002 to August 2006. Prior to joining Morgan Crucible, Mr. Knowlton was an Executive Director of Pilkington PLC, a global glass manufacturer, from May 1997 to July 2002. Mr. Knowlton served as President of Pilkington’s Global Building Products from May 1997 to June 1998 and then served as President of the Global Automotive division from June 1998 to July 2002. Mr. Knowlton joined Pilkington from Owens-Corning, where he spent 20 years in a variety of positions.

Roger M. Prevot has served as President and Chief Operating Officer since February 2000. From February 1998 to February 2000, Mr. Prevot served as Senior Vice President or Vice President and General Manager, Food and Beverage. Prior to February 1998, Mr. Prevot served as Vice President and General Manager, U.S. Food and Beverage.

Mark S. Burgess has served as Chief Financial Officer since December 2006. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Between 1990 and 2003, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation, and prior to that, he served as a Vice President at Chase Manhattan Bank.

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

Peter T. Lennox has served as Senior Vice President and General Manager of Household Chemical and Automotive and Personal Care/Specialty since January 2006. Prior to that Mr. Lennox served as Vice President and General Manager for Household; Vice President and General Manager for the Personal Care/Specialty Business; Vice President and Business Manager for Food and Beverage PET Business; or Vice President and General Manager in the Company’s European Business. Prior to September 2000, Mr. Lennox served as Vice President of Sales, Marketing and Business Development, Food and Beverage, at the Kerr Group.

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

James A. Quella has been a member of the Advisory Committee and Vice President, Assistant Treasurer and Assistant Secretary of Holdings since October 2005. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Blackstone Private Equity Group. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners (“DLJMB”)-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. In addition to Graham Packaging, Mr. Quella currently serves on the Boards of Allied Waste, Intelenet Global Services, Michaels Stores, The Nielsen Group and Vanguard Health Systems.

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

Gary G. Michael has been a member of the Advisory Committee since October 2002. Mr. Michael served as Interim President of the University of Idaho from June 2003 to July 2004. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson’s, Inc., a national food and drug retailer, from February 1991 until his retirement in April 2001. Prior to that he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson’s and served on the Board of Directors from 1979 until his retirement. Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., Office Max, Inc., IdaCorp and The Clorox Company.

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

Investor GP, the general partner of Holdings, does not currently have an audit committee and has not made any formal designation of an audit committee financial expert. However, Investor GP is advised by the audit committee of the Advisory Committee and Mr. Michael, who serves on the audit committee of the Advisory Committee, is an audit committee financial expert. Mr. Michael is independent, as that term is defined in the New York Stock Exchange’s listing standards applicable to audit committees.

The Company adopted a code of ethics, which applies to its Chief Executive Officer and Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions, in the fourth quarter of 2007. The code of ethics, including any updates thereto, is available on the Company’s website (www.grahampackaging.com). Any waivers from the code that apply to the Company’s Chief Executive Officer or Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed on the Company’s website.

The Company is not incorporating by reference in this Annual Report on Form 10-K any information from its website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Philosophy

The Company’s compensation philosophy for the Named Executive Officers (as defined herein) listed in the Summary Compensation Table is driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term and to support the Company’s values in the areas of people, technology and profitability. Promotion from within is a key principle at the Company and a significant majority of the Named Executive Officers have reached their current positions through career development within the Company. The same compensation philosophy is applied to all levels of managerial employees from mid-level managers or professionals and above, including the Named Executive Officers. While the amounts may be different, the compensation packages have the same components and apply the same methodology. Exceptions to this principle are generally due to local requirements. Other factors affecting compensation are:

•	annual Company performance;

•	impact of the employee’s performance on Company results;

•	the Company’s objective to provide total compensation that is higher than competitive levels when aggressive Company goals are exceeded; and

•	internal equity.

Named Executive Officers generally receive the same benefits as other employees. As is the case with compensation, any differences are generally due to local requirements.

In establishing executive compensation, the Company believes that:

•

base salaries should be at levels below the 50th percentile of national compensation and total compensation should be at levels above the 50th percentile for total compensation, including annual incentive compensation; and

•

annual cash incentive and equity option awards should reflect progress toward Company-wide financial goals and personal objectives, as well as salary grade level, and should balance rewards for short-term and long-term performance.

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

Administration

Investor GP, the general partner of Holdings, has delegated administration of the Company’s executive compensation program to the Compensation Committee of the Advisory Committee (the “Committee”). The Committee has utilized an independent consulting firm with respect to executive compensation matters in the past. The consultants working on the Company’s executive compensation matters have reported to and acted at the direction of the Committee and in the past have provided surveys of national compensation market data.

Elements of Compensation

General

The primary elements of the executive compensation program during an individual’s tenure consist of:

•	base salary;

•	annual cash incentives; and

•	long-term equity incentives (equity option awards).

The selection of these three main elements allows the Company to remain competitive in attracting and retaining executive talent and to motivate executives with current and potential financial rewards.

In years of average performance the Committee deems it appropriate to position executive officer jobs at or around the median of the market for a comparable position. This means that the package remains competitive enough to attract and retain top talent but does not over reward average performance.

Relative Size of Major Compensation Elements

The combination of base salary, annual cash incentives and equity options comprises total direct compensation. In setting executive compensation, the Committee considers the aggregate compensation payable to a Named Executive Officer and the form of that compensation. The Committee seeks to achieve the appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

The Committee believes that making a significant portion of an executive officer’s compensation contingent on annual results more closely aligns the executive officer’s interests with those of the owners.

The Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentives and long-term incentives to best fit a Named Executive Officer’s specific circumstances. For example, the Committee may make the decision to award more cash and not award an equity grant. This provides more flexibility to the Committee to reward executive officers appropriately as they near retirement, when they may only be able to partially fulfill the five-year vesting required for equity options. The Committee may also increase the size of equity option grants to an executive officer if the total number of career equity option grants does not adequately reflect the executive’s current position with the Company.

Timing of Compensation Decisions

All elements of the Named Executive Officers compensation are reviewed each February, after a review of financial, operating and personal objectives with respect to the prior year’s results. At that time, the financial, operating and personal objectives are determined for the current year. The Committee may, however, review salaries or grant equity options at other times as the result of new appointments or promotions during the year.

The following table summarizes the approximate timing of significant compensation events:

Event	Timing
Base salary review and recommendation.	First quarter of the fiscal year for base salary for the current year.

Executive performance evaluation and corresponding compensation recommendations.	Results approved in February of each fiscal year for annual cash incentive with respect to prior year. Earned incentive paid in March.

Merit increases for executives.	Effective first pay period in June.

Granting of options to executives.	No set period.

External consultants’ analyses provided to the Compensation Committee to evaluate executive compensation.	No set period.

Advisory Committee meetings.	Advisory Committee typically meets quarterly.

Establish executive officer financial objective(s).	February of each fiscal year for the current year.

Establish executive officer personal objectives.	First quarter of the fiscal year for the current year.

Base Salary

Base salaries for each Named Executive Officer position are compared with similar jobs in comparable companies. A base salary change for a Named Executive Officer position, except the Chief Executive Officer, is recommended by the Chief Executive Officer and approved by the Committee according to:

•	market movement of salaries;

•	comparison to internal peer positions;

•	the Company’s relative performance during the year; and

•	overall performance against Company objectives.

A base salary for a position at the executive level is generally fixed for several years, except for annual merit increases, which means that increases are usually more significant when they occur. This less frequent change of base salary is also consistent with the Company’s emphasis on the at-risk, or variable, portion of compensation, namely annual cash incentives and equity options. In making its decisions on executive compensation, the Committee considers the value of an executive officer’s position to the Company and the market competitiveness for the position’s requisite skills. If business or individual performance is below average, it is possible that no base salary increase will be awarded.

There are occasions when a base salary can be reduced such as when a Named Executive Officer moves to a position of lesser responsibility in the organization. Alternatively, base salary can be frozen for a number of years until it falls in line with comparable positions. This depends on individual situations.

Base salary of the Chief Executive Officer is reviewed and approved by the Committee.

2007 Corporate Incentive Plan

For 2007, incentive awards were earned under the Company’s 2007 Corporate Incentive Plan and were paid to participants in March 2008.

The 2007 Corporate Incentive Plan’s objectives were:

•	to reinforce among all participants the importance of their individual and collective contributions to the Company’s continued success;

•	to encourage initiative, creativity and sound judgment among participants in all business decisions and in the day-to-day execution of their jobs;

•	to provide total compensation that is higher than competitive levels when aggressive goals are exceeded; and

•	to encourage teamwork and improve the Company’s overall return on investment.

The 2007 Corporate Incentive Plan provided incentive awards for achieving and exceeding 100% of the Company’s budget, business unit earnings budgets and plant performance, and provided for no awards if the budgets were not met.

All officers, directors, plant managers, most salaried corporate employees, certain employees in South America and certain employees in Europe, who have a satisfactory performance appraisal for 2007, were eligible for an incentive award under the Corporate Incentive Plan.

Each participant in the Corporate Incentive Plan was assigned a target award opportunity based on job accountability. Such award targets ranged between 5% and 183% of an individual’s salary as of December 31, 2007 and award targets for Named Executive Officers ranged between 113% and 183% of their respective salaries. In 2007 the award targets for Messrs. Knowlton, Prevot and Burgess were based entirely on the total Company’s performance, and the award targets for Messrs. Sudan and Lennox were based 25% on the total Company’s performance and 75% on their respective business unit’s performance. Award targets for plant mangers were based 25% on the Company’s performance, 25% on their respective business unit’s performance and 50% on their respective plant’s performance. These award targets are highly challenging, demonstrated by the fact that they were not hit in any of the last five years prior to 2007. All costs and expenses incurred in the administration of this program were borne by the Company.

An Incentive Plan Committee, comprised of the Chief Executive Officer, President & Chief Operating Officer, Chief Financial Officer and Sr. Vice President, Human Resources of the Operating Company, reviewed Company goals and designated position eligibility and relative target awards under the Corporate Incentive Plan. The Sr. Vice President, Human Resources of the Operating Company was responsible for administering and maintaining the Corporate Incentive Plan and the Incentive Plan Committee reviewed documentation justifying discretionary awards. The Compensation Committee of the Advisory Committee has reviewed and approved all terms and conditions of the Corporate Incentive Plan.

Participation in the Corporate Incentive Plan did not give any employee the right to be retained in the service of the Company, or its subsidiaries, or any right to claim any benefit under the program unless such right had specifically accrued under the terms of the program.

The Company has the sole discretion to include or exclude certain financial costs or benefits in the calculation of financial targets used in the Corporate Incentive Plan. In cases of exceptional and/or extraordinary performance based on the sole discretion of the Company’s Chief Executive Officer, the Company reserves the right to award bonuses greater than those that would otherwise be payable under the Corporate Incentive Plan. Additionally, the Corporate Incentive Plan provides for a discretionary incentive pool for awarding selected participants for exemplary performance. The Company also reserves the right to award bonuses that are less but not greater than those defined by this program, including the right not to award a bonus in a given year to any individuals.

Total Cash Compensation

Cash compensation is comprised of base salary and annual cash incentives. Generally, the more senior a position in management, the smaller the base salary is as a percentage of total compensation. Therefore, the greater impact a position has on Company results, the larger the variable portion of compensation is as a percentage of total compensation.

Equity Options

Equity options are a vital piece of the Company’s total compensation package and are designed to give high value employees and executive officers a long-term stake in the Company. In addition, equity options act as a long-term retention tool and align employee and shareholder interests.

Investor GP, the general partner of Holdings, has delegated responsibility for option grants under the Company’s equity option and incentive plans to the Committee. Awards for the Named Executive Officers are granted by the Committee. The Committee makes grants of equity options primarily to reward prior performance but also to retain Named Executive Officers and provide incentives for future exceptional performance. The size of equity option grants increase with the level of responsibility of the executive position. For the Chief Executive Officer equity option grants are typically the largest element of the total compensation package. In determining the amount, if any, of equity options granted to executive officers, the Committee considers numerous factors including:

•	the Company’s financial and operating performance during the relevant period;

•	achievement of non-financial goals;

•	the executive officer’s contribution to the Company’s success;

•	the level of competition for executives with comparable skills and experience;

•	a review of compensation for comparable positions with the comparable groups;

•	the total number of equity options granted to an executive over the course of his or her career, together with the retention value of additional equity option grants; and

•	a review of the internal equity of peer position career grants.

On February 2, 1998, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan” and, together with the 1998 Option Plan, the “Option Plans”).

Under the 1998 Option Plan, in general, 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified EBITDA targets for each year, although these options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

Under the 2004 Option Plan, in general, 100% of the options vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date.

See “—Option Awards” below.

Benefits

Retirement Benefits

In line with the Company’s aim to encourage long-term service and promote retention, a 401(k) plan is made available to all U.S. employees, including Named Executive Officers. The Company believes that both current compensation and longer-term benefit plans are important elements of the compensation package. Through December 31, 2007, the 401(k) plan provided a non-elective cash contribution of 3% of total compensation (base salary plus incentive compensation) and a 50% company match up to 6% of total compensation, up to the statutory maximum. Effective January 1, 2008, the 401(k) plan provides a non-elective cash contribution of 3% of base salary and a 50% company match up to 6% of base salary, up to the statutory maximum.

Effective December 31, 2006, the Company froze all of its defined benefit pension plans for salaried employees and implemented the non-elective 401(k) benefit described above.

Pursuant to Mr. Knowlton’s agreement, Mr. Knowlton will be eligible upon vesting for a payment of $640,000 for each of the 10 years following his separation of employment. Mr. Knowlton will vest in this benefit upon the earliest of (i) the fourth anniversary of Mr. Knowlton’s commencement of employment, (ii) the date on which Mr. Knowlton’s employment is terminated by the Company without cause or by Mr. Knowlton for good reason, or (iii) a change of control of the Company while Mr. Knowlton remains employed by the Company.

Pension Plans

In the year ended December 31, 2007, the Company participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. The Company also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of the Company’s U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. Employees are eligible for early retirement benefits at age 55, provided that they have provided 10 years of eligible service. This plan was frozen as of December 31, 2006. As a result, the maximum years of service a participant can earn for benefit accrual is 18 years under the current Graham Packaging Plan benefit formula. See Note 13 of the Notes to Consolidated Financial Statements for information regarding the pension plans for each of the three years in the period ended December 31, 2007.

The compensation covered by the defined benefit plan for salaried employees is an amount equal to “Total Wages” (as defined therein). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table for the five Named Executive Officers who participated in the plan. Warren D. Knowlton and Mark S. Burgess accrued no years of service at the time the plan was frozen. Currently, of the Named Executive Officers, only Mr. Sudan is eligible for early retirement benefits. Benefits under the plan are computed on the basis of straight-life annuity amounts.

Employment Agreements

The Company enters into employment agreements with the Named Executive Officers. Employment agreements are reviewed by the Compensation Committee and approved by the Advisory Committee. See “—Employment Agreements” below.

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

Severance and Change of Control Benefits

Named Executive Officers may receive payments under severance and change of control provisions of their employment agreements designed to offer incentives and retain executive officers during any potential or rumored changes of control of the Company, including changes in management, ownership, structure and other material changes that could potentially affect the Company. Each employment agreement contains a non-competition and non-solicitation provision upon termination or change of control, if applicable. The Company’s change of control and severance benefits are designed to be competitive with those available to similarly situated executives at comparable companies.

Generally, if an executive’s employment terminates due to disability or death, or if the executive is terminated for cause, then the executive or the executive’s beneficiary is entitled to accrued and unpaid base salary, vacation and business expenses. If an executive is terminated without cause or in contemplation or as a result of a change of control, the executive may be entitled to additional benefits. See “—Potential Payments Upon Termination or Change of Control” below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Warren D. Knowlton, Chief Executive Officer	2007	770,921		3,000,000	(4)	259,868	1,360,815		—	854,975	(5)	6,246,579
	2006	43,270	(6)	—		18,515	—		—	24,000		85,785

Roger M. Prevot, President and Chief Operating Officer	2007	498,561		—		—	887,299		7,908	46,952	(7)	1,440,720
	2006	485,897		—		—	—		12,943	20,615		519,455

Mark S. Burgess, Chief Financial Officer	2007	475,110		—		330,110	855,393		—	305,912	(8)	1,966,525
	2006	25,962	(6)	75,000	(9)	16,392	—		—	13,000		130,354

Ashok Sudan, Executive Vice President and General Manager, Global Food and Beverage	2007	336,004		—		—	411,184		15,437	24,639	(10)	787,264
	2006	327,463		—		—	—		33,813	16,189		377,465

Peter T. Lennox, Senior Vice President and General Manager of Household Chemical and Automotive, Personal Care and Specialty	2007	252,567		—		—	271,703		1,791	18,499	(11)	544,560
	2006	243,657		—		—	174,161	(12)	11,410	6,500		435,728

(1)

The dollar amounts represent the compensation that was earned by the Named Executive Officer and the cost recognized by the Company during 2007 or 2006, as the case may be, related to equity option awards. Compensation cost is initially measured based on the grant date fair value of an award, determined pursuant to SFAS 123(R) (excluding estimate of forfeiture) utilizing assumptions discussed in Note 16 of the Notes to Consolidated Financial Statements. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(2)	Amounts reflected for the year 2007 represent incentive compensation under the 2007 Corporate Incentive Plan earned in 2007 and paid in 2008.
(3)	Represents the aggregate change in actuarial present value of accumulated pension benefits over the Company’s last fiscal year, using the same pension plan measurement data used for financial statement reporting purposes.
(4)	Represents a $3,000,000 signing bonus awarded under Mr. Knowlton’s employment agreement.
(5)	Includes relocation costs reimbursed in the amount of $161,002, transportation costs reimbursed per Mr. Knowlton’s employment agreement in the amount of $621,916, contributions to the Company’s 401(k) plan, amounts attributable to group term life insurance, personal use of a company vehicle, legal fees of $41,344 for employment agreements and a payment of $25,880 for the discontinuance of the company vehicle plan.
(6)	Represents salaries from December 4, 2006, the beginning date of employment with the Company, through December 31, 2006.
(7)	Includes costs for personal use of a company vehicle, contributions to the Company’s 401(k) plan of $13,500, amounts attributable to group term life insurance, reimbursements for country club dues and a payment for the discontinuance of the company vehicle plan.
(8)	Includes relocation costs reimbursed in the amount of $257,382, contributions to the Company’s 401(k) plan, legal fees of $47,309 for employment agreements and amounts attributable to group term life insurance.
(9)	Represents a $75,000 signing bonus awarded under Mr. Burgess’ employment agreement.
(10)	Includes contributions to the Company’s 401(k) plan of $13,500, amounts attributable to group term life insurance, personal use of a company vehicle and reimbursements for country club dues.
(11)	Includes contributions to the Company’s 401(k) plan of $13,500, amounts attributable to group term life insurance and personal use of a company vehicle.
(12)	Represents a bonus earned and paid in 2006 under a special O-I Plastic integration incentive plan.

2007 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Warren D. Knowlton			1,417,514
Roger M. Prevot			924,271
Mark S. Burgess			891,034
Ashok Sudan			452,721
Peter T. Lennox			289,123

(1)	The Named Executive Officers were eligible for the following target annual bonuses in 2007: Messrs. Knowlton and Burgess, 180% of their respective base salaries; Mr. Prevot, 183% of base salary; Mr. Sudan, 133% of base salary; and Mr. Lennox, 113% of base salary.
(2)	There were no equity grants made in 2007.

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

Pursuant to Mr. Knowlton’s agreement, Mr. Knowlton will be eligible for a payment of $640,000 for each of the 10 years following his separation of employment. Mr. Knowlton will vest in this benefit upon the earliest of (i) the fourth anniversary of Mr. Knowlton’s commencement of employment, (ii) the date on which Mr. Knowlton’s employment is terminated by the Company without cause or by Mr. Knowlton for good reason, or (iii) a change of control of the Company while Mr. Knowlton remains employed by the Company. Mr. Knowlton is also eligible to receive a transaction bonus in connection with the Blackstone Investors’ sale of their entire equity interest in the Company. Except upon Mr. Knowlton’s termination of employment by the Company without cause or his termination for good reason, any transaction bonus shall be payable upon the one year anniversary of his termination of employment.

The agreements of Mr. Knowlton and Mr. Burgess also provide for their participation in all employee compensation plans and welfare benefit plans generally available to the Company’s other senior executives. Each executive will receive reimbursement of all reasonable business expenses, fringe benefits, office and support staff and vacation benefits in accordance with the Company’s plans, policies and practices and in a manner comparable to other senior executives. During his employment, Mr. Knowlton will be entitled on an after-tax basis of (i) up to fifty round flights from the Company’s headquarters to Maine and (ii) accommodation and automobile benefits. Mr. Burgess received in 2007 relocation benefits plus six months of temporary living expenses. The foregoing descriptions of Mr. Knowlton’s and Mr. Burgess’ employment agreements do not purport to be complete and are qualified in their entirety by the terms of their employment agreements, copies of which are filed as Exhibits 10.13 and 10.14 to this Annual Report on Form 10-K and are incorporated herein by reference.

On June 27, 2002, the Company entered into employment agreements with Messrs. Prevot and Sudan, and on April 15, 2005 with Mr. Lennox. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. Mr. Prevot’s and Mr. Sudan’s contracts were automatically extended for another year on June 27, 2007 and Mr. Lennox’ contract was automatically extended for another year on April 15, 2007. Under each employment agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Advisory Committee.

Option Awards

Under the 1998 Option Plan, in general, 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified EBITDA targets for each year, although these options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

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

The exercise price per Unit shall be at or above the fair value of a Unit on the date of grant. The Company determines the fair value of a Unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on its projected cash flows. The Company uses an appraisal firm to assist in this analysis. The number and type of Units covered by outstanding options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

Outstanding Equity Awards at 2007 Fiscal Year End

A summary of the outstanding equity awards for each Named Executive Officer as of December 31, 2007 is as follows:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Warren D. Knowlton	59.1	(2)	236.6	(2)	—		38,684	12/3/2016
	—		—		147.9	(3)	25,789	12/3/2016

Mark S. Burgess	27.7	(4)	83.2	(4)	—		25,789	12/3/2016
	—		—		73.9	(3)	25,789	12/3/2016

Roger M. Prevot	43.4	(5)	—		—		25,789	2/1/2018
	7.4	(6)	1.9	(6)	—		25,789	12/31/2008
	11.2	(7)	2.8	(7)	—		25,789	3/31/2011
	51.0	(8)	17.0	(8)	—		51,579	11/16/2014

Ashok Sudan	12.8	(5)	—		—		25,789	2/1/2018
	3.6	(9)	1.6	(9)	—		25,789	3/31/2012
	6.0	(10)	4.0	(10)	—		29,606	3/30/2013
	21.8	(8)	7.2	(8)	—		51,579	11/16/2014

Peter T. Lennox	4.6	(9)	1.9	(9)	—		25,789	3/31/2012
	2.4	(10)	1.6	(10)	—		29,606	3/30/2013
	8.3	(8)	2.8	(8)	—		51,579	11/16/2014

(1)	All options listed above were granted with a ten-year option term. See “—Elements of Compensation—Equity Options” for further information on the terms of these option awards.
(2)	Options granted on December 4, 2006, which vest and become exercisable with respect to 20% of the Options on the first anniversary of the grant date, an additional 40% of the Options on the second anniversary of the grant date, an additional 20% of the Options on the third anniversary of the grant date and an additional 20% of the Options on the fourth anniversary of the grant date, so long as the holder of the option is still an employee on the vesting date.
(3)	Options granted on December 4, 2006, which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.
(4)	Options granted on December 4, 2006. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the holder of the option is still an employee on the vesting date. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the option is still an employee on the vesting date.
(5)	Options granted on February 2, 1998 under the 1998 Option Plan. Under an Amended and Restated Option Unit Agreement dated February 2, 2008, the expiration date of options granted under the 1998 Option Plan were extended an additional 10 years such that they expire on February 1, 2018.
(6)	Options granted on January 1, 1999 under the 1998 Option Plan.
(7)	Options granted on April 1, 2001 under the 1998 Option Plan.
(8)	Options granted on November 17, 2004 under the 2004 Option Plan.

(9)	Options granted on April 1, 2002 under the 1998 Option Plan.
(10)	Options granted on March 31, 2003 under the 1998 Option Plan.

Option Exercises and Interests Vested

No options were exercised in the year ended December 31, 2007.

2007 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer under the Pension Plan, determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Information regarding the Pension Plan can be found under the heading “Pension Plans” above.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Warren D. Knowlton	Pension Plan	0	0
Roger M. Prevot	Pension Plan	18	193,493
Mark S. Burgess	Pension Plan	0	0
Ashok Sudan (1)	Pension Plan	18	284,113
Peter T. Lennox	Pension Plan	6	52,568

(1)	Mr. Sudan is currently eligible for early retirement.

2007 Nonqualified Deferred Compensation

In the year ended December 31, 2007, the Company had no nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Termination

If the Company terminates Mr. Knowlton’s employment without cause or Mr. Knowlton terminates his employment for good reason (as those terms are defined in the agreement), Mr. Knowlton will be entitled to receive (1) any accrued and unpaid base salary, vacation and business expenses, (2) any unpaid bonus for the year prior to his termination of employment, (3) any unpaid signing bonus, (4) any earned transaction bonus, (5) a pro rata bonus for the year of his termination, and (6) a retirement payment of $640,000 paid annually for ten years. If the Company terminates Mr. Burgess’ employment without cause or Mr. Burgess terminates his employment for good reason (as those terms are defined in the agreement) and Mr. Burgess executes a general release of claims, Mr. Burgess will be entitled to receive (1) a severance payment equal to twice the sum of Mr. Burgess’ base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months, (2) a pro rata bonus for the year of his termination, (3) continued health and dental benefits for a period of 12 months, (4) outplacement services for 12 months not to exceed $25,000, and (5) full vesting of time vested options to purchase limited partnership interests in Holdings. During the term and for a period of 24 months following the term, Messrs. Knowlton and Burgess are subject to a covenant not to compete with the Company or solicit the Company’s clients or employees.

In the event that Messrs. Prevot, Sudan or Lennox is terminated by the Company without cause (as defined in each agreement) (including the Company’s election not to renew the term so that the term ends prior to the fifth anniversary of the agreement) or the executive resigns with good reason (as defined in each agreement), the executive will be entitled to (1) a severance payment equal to twice the sum of the executive’s base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months, (2) a pro rata bonus for the year of termination, (3) continued health and dental benefits for a period of 24 months, (4) continued automobile expense program benefits for 12 months, (5) outplacement services for a period of 12 months not to exceed $30,000, and (6) full vesting of all equity awards granted to the executive. If the Company elects not to extend the term so that the term ends following the fifth anniversary of the agreement, upon the executive’s termination of employment, the executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive’s employment is terminated due to the Company’s election not to renew the term) Messrs. Prevot, Sudan and Lennox are subject to a covenant not to compete with the Company or solicit the Company’s clients or employees.

Each Named Executive Officer has also agreed not to reveal the Company’s confidential information during the term of employment or thereafter and to assign to the Company any inventions created by the executive while employed by the Company. With respect to the employment agreements of Messrs. Knowlton, Burgess and Prevot, if any payments by the Company to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive a total amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.

Change of Control

Upon a change of control, Mr. Knowlton will receive a retirement benefit payment of $640,000 paid annually for ten years and all equity options granted to him will vest fully and immediately. In the event that the Blackstone Investors sell their entire interest in the Company, all of the equity options granted to Mr. Burgess will vest fully and immediately. But upon any change of control other than a sale by the Blackstone Investors of their entire interest in the Company, only the time-based equity options granted to Mr. Burgess will vest fully and immediately. In the event that Mr. Knowlton or Mr. Burgess is subject to a tax under Section 4999 of the Internal Revenue Code as a result of a change of control as defined in Section 280G of the Internal Revenue Code, then the executive will receive a gross-up payment so that he will receive a payment equal to the payment that he would have been entitled to receive without the imposition of the excise tax and any additional taxes on the additional payment.

With respect to the Named Executive Officers other than Mr. Knowlton and Mr. Burgess, upon a change of control, if (A) there is a material reduction in the Named Executive Officer’s target annual bonus after a change of control (as defined in each of their respective employment agreements), as compared to the preceding year, and (B) the cure period (as defined in each of their respective employment agreements) expires, the Named Executive Officer will be eligible to receive the same benefits as those provided for under termination for good reason. In the event a Named Executive Officer other than Mr. Knowlton or Mr. Burgess is involuntarily terminated without cause or voluntarily terminates for good reason in contemplation of a change in control, the annual bonus to be used in calculating the cash severance payment equal to twice the sum of the executive’s base salary and annual bonus is the target annual bonus rather than the average bonus received over the preceding three fiscal years.

Pension Benefits

See “—Pension Plans” and “—2007 Pension Benefits” for information on amounts payable under the Company’s pension plan.

The table below summarizes the potential payments upon termination or termination in connection with a change of control assuming each executive was terminated as of December 31, 2007.

Name	Cash Severance Payment		Acceleration of Equity Awards(1)		Continuing Benefits as of December 31, 2007		Excise Tax Gross-up		Retirement Benefits		Total
Warren D. Knowlton (2)
Voluntary termination for good reason or involuntary termination without cause	$1,360,815	(4)	$—	(5)	$—		$—	(6)	$4,171,981	(7)	$5,532,796
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,360,815	(4)	2,189,044	(5)	—		1,059,343	(6)	4,171,981	(7)	8,781,183

Roger M. Prevot (3)
Voluntary termination for good reason or involuntary termination without cause	2,633,533	(8)	64,051	(9)	42,826	(10)	—	(6)	—		2,740,410
Voluntary termination for good reason or involuntary termination without cause following a change in control	3,745,970	(8)	64,051	(9)	42,826	(10)	822,783	(6)	—		4,675,630

Mark S. Burgess (2)
Voluntary termination for good reason or involuntary termination without cause	3,588,123	(11)	1,133,832	(12)	31,413	(13)	—	(6)	—		4,753,368
Voluntary termination for good reason or involuntary termination without cause following a change in control	3,588,123	(11)	2,140,925	(12)	31,413	(13)	—	(6)	—		5,760,461

Ashok Sudan (3)
Voluntary termination for good reason or involuntary termination without cause	1,458,103	(8)	61,048	(9)	50,026	(10)	—		—		1,569,177
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,997,411	(8)	61,048	(9)	50,026	(10)	—		—		2,108,485

Peter T. Lennox (3)
Voluntary termination for good reason or involuntary termination without cause	1,080,667	(8)	15,697	(9)	50,026	(10)	—		—		1,146,390
Voluntary termination for good reason or involuntary termination without cause following a change in control	1,361,670	(8)	15,697	(9)	50,026	(10)	—		—		1,427,393

(1)	Any additional equity option benefit is determined by subtracting the exercise price of the original equity option award from the underlying unit’s value on December 31, 2007, and multiplying the result, if a positive number (in-the-money), by the number of in-the-money equity options that would accelerate and vest as a result of termination.
(2)	The executive is subject to a covenant not to compete with the Company or solicit the Company’s clients or employees for a period of 24 months following termination.
(3)	The executive is subject to a covenant not to compete with the Company or solicit the Company’s clients or employees for a period of 18 months following termination (12 months if the executive’s employment is terminated due to the Company’s election not to renew the term of employment).
(4)	If Mr. Knowlton is involuntarily terminated without cause or voluntarily terminates for good reason, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets.

If Mr. Knowlton is involuntarily terminated without cause or voluntarily terminates for good reason and the Blackstone Investors sell their entire interest in the Company within one year of the termination date, he is entitled to receive a transaction bonus. The amount of the transaction bonus is calculated as a percentage of total equity. The percentage is dependent upon the multiple of invested capital, as defined in the employment agreement. Had a qualifying event occurred on December 31, 2007 at a sale price reflecting a reasonable valuation of the Company, Mr. Knowlton’s transaction bonus would have been $0.

(5)	Mr. Knowlton’s equity options vest fully and immediately upon consummation of a change of control. If Mr. Knowlton is involuntarily terminated without cause or voluntarily terminates for good reason and a change of control occurs within one year following termination, his equity options will vest upon consummation of the change of control.
(6)	If it is determined that any payments to the executive resulting from involuntary termination without cause, voluntary termination for good reason or change of control would be subject to the excise tax imposed by section 4999 of the Internal Revenue Code (excise tax), then the executive is entitled to receive an additional payment (gross-up payment) in an amount such that after payment by the executive of all taxes on the gross-up payment the executive retains an amount equal to the excise tax.
(7)	If Mr. Knowlton is involuntarily terminated without cause or voluntarily terminates for good reason, or if a change of control occurs, he is entitled to receive payments in the amount of $640,000 per year for ten years following his termination of employment. This represents the present value of those payments as of December 31, 2007, based on the assumption of a 6.00% discount rate.
(8)	If the executive is involuntarily terminated without cause or voluntarily terminates for good reason, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. The executive is also entitled to receive twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months. If the termination occurs as a result of a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus received over the preceding three fiscal years.
(9)	If the executive is involuntarily terminated without cause or voluntarily terminates for good reason, all of the executive’s equity options vest fully and immediately.
(10)	If the executive is involuntarily terminated without cause or voluntarily terminates for good reason, he is entitled to outplacement services for a period of 12 months not to exceed $30,000, a continuation of his health and dental benefits for 24 months for Messrs. Prevot and Sudan and 12 months for Mr. Lennox and a continuation of the automobile expense program for 12 months.
(11)	If Mr. Burgess is involuntarily terminated without cause or voluntarily terminates for good reason, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Mr. Burgess is also entitled to receive twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months. If the termination occurs as a result of a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus actually received over the preceding three fiscal years. Because Mr. Burgess was first employed by the Company in December 2006, the annual bonus, for purposes of calculating twice the sum of base salary and annual bonus, is the same for 2007 irrespective of whether a change of control occurs.
(12)	If Mr. Burgess is involuntarily terminated without cause or voluntarily terminates for good reason, his time-based equity options vest fully and immediately. All of Mr. Burgess’s equity options, both time-based and performance-based, vest fully and immediately in the event that the Blackstone Investors sell their entire interest in the Company. All of Mr. Burgess’s time-based equity options vest fully and immediately upon a change of control irrespective of whether the Blackstone Investors sell their entire interest in the Company. If Mr. Burgess is involuntarily terminated without cause or voluntarily terminates for good reason and a change of control occurs within one year following termination, his unvested performance-based equity options will vest upon consummation of the change of control.
(13)	If Mr. Burgess is involuntarily terminated without cause or voluntarily terminates for good reason, he is entitled to outplacement services for a period of 12 months not to exceed $25,000 and a continuation of his health and dental benefits for 12 months.

2007 Advisory Committee Compensation

The table below summarizes the compensation paid by the Company to non-employee members of the Advisory Committee for the year ended December 31, 2007. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—The Partnership Agreements—The Holdings Partnership Agreement.”

Name: (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
T. J. Dermot Dunphy	77,000	0		77,000
Charles E. Kiernan	77,000	0		77,000
Gary G. Michael	77,000	0		77,000
Colin J. Williams	76,000	201,010	(2)	277,010
Philip R. Yates (3)	1,150,000	0		1,150,000

(1)	Chinh E. Chu and James A. Quella are not included in this table as they are employees of Blackstone and thus receive no compensation for their services as members of the Advisory Committee.

(2)	Represents consulting fees paid from January 1, 2007 through June 30, 2007 pursuant to an Addendum to Advisory Agreement between the Company and Mr. Williams. Mr. Williams served as a member of the Advisory Committee through June 30, 2007.
(3)	In addition to the amounts provided in the table, Philip R. Yates, the Company’s Chairman of the Advisory Committee through December 2007, received $2,744,236 on January 5, 2007 for the Company’s repurchase of all of his partnership units and options, pursuant to a separation agreement dated as of December 3, 2006.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served on the Company’s Compensation Committee during the 2007 fiscal year has served the Company or any of its subsidiaries as an officer or employee. In addition, none of the Company’s executive officers serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company’s Advisory Committee or Compensation Committee.

Compensation Committee Report

Investor GP, the general partner of the Company, does not have a compensation committee. Investor GP however, is advised by the Compensation Committee of the Advisory Committee. The Compensation Committee and Investor GP have each reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, Investor GP recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

During 2007, Chinh E. Chu and James A. Quella were the directors of Investor GP.

Chinh E. Chu

James A. Quella

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth as of March 20, 2008 information with respect to the beneficial ownership of the partnership units of the Company by (i) each person who is known by the Company to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee, (iii) each of the Named Executive Officers and (iv) all members of the Advisory Committee and the executive officers of the Operating Company, as a group. For a more detailed discussion of certain ownership interests, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence.”

Name and Address of Beneficial Owner*	Number of Partnership Units of Beneficial Ownership	Percentage of Outstanding Company Partnership Units Beneficially Owned
Members of the Advisory Committee:
Chinh Chu (1)	—	—
James A. Quella (1)	—	—
Charles E. Kiernan (2)	15	* *
Gary G. Michael (3)	15	* *

Named Executive Officers:
Warren D. Knowlton (4)	59	0.4%
Roger M. Prevot (5)	171	1.3%
Mark S. Burgess (6)	28	0.2%
Ashok Sudan (7)	50	0.4%
Peter T. Lennox (8)	15	0.1%

All Advisory Committee members and executive officers as a group (9 persons)	355	2.6%

5% Beneficial Owners:
Blackstone Investors (1)	10,655	79.6%
Graham Family Investors (9)	2,007	15.0%

*	Except as noted below, all beneficial owners are members of the Advisory Committee and/or officers of the Operating Company and can be reached c/o Graham Packaging Holdings Company, 2401 Pleasant Valley Road, York, Pennsylvania 17402.
**	Less than 1%.
(1)	The Blackstone Investors beneficially own 10,655 partnership units through their direct or indirect ownership in Investor GP and Investor LP. Investor GP is a wholly owned subsidiary of Investor LP. Investor LP directly owns 10,836 limited partnership units of the Company representing an 81% limited partnership interest in the Company. Investor GP directly owns 535 general partnership units of the Company representing a 4% general partnership interest in the Company. The Blackstone Investors, collectively, beneficially own approximately 93.7% of the outstanding common stock of Investor LP. Blackstone Management Associates III L.L.C. (“BMA”) is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman, Chinh Chu and James A. Quella are members of BMA, which has investment and voting control over the shares of Investor LP held or controlled by the Blackstone Investors. Each of such persons disclaims beneficial ownership of such shares and of the partnership units of the Company held by Investor GP and Investor LP. Chinh Chu and James A. Quella are members of the Advisory Committee and are directors of Investor GP. Mr. Chu and Mr. Quella are Senior Managing Directors of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Management owns approximately 1.5% of the outstanding common stock of Investor LP. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

(2)	Charles E. Kiernan is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.
(3)	Gary G. Michael is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.
(4)	Warren D. Knowlton is Chief Executive Officer of the Operating Company. Of the partnership units shown as beneficially owned, all 59 represent presently exercisable rights to acquire partnership units of the Company through options.
(5)	Roger M. Prevot is President and Chief Operating Officer of the Operating Company. Of the partnership units shown as beneficially owned, (a) 58 are owned indirectly by Mr. Prevot through his ownership of common stock in Investor LP and (b) 113 represent presently exercisable rights to acquire partnership units of the Company through options. 16.83 limited partnership units indirectly owned through ownership of common stock in Investor LP have been pledged as security for a loan by the Company to Mr. Prevot. See “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independance – Loans to Management.”
(6)	Mark S. Burgess is the Chief Financial Officer of the Operating Company. Of the partnership units shown as beneficially owned, all 28 represent presently exercisable rights to acquire partnership units of the Company through options.
(7)	Ashok Sudan is Executive Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 6 are owned indirectly by Mr. Sudan through his ownership of common stock in Investor LP and (b) 44 represent presently exercisable rights to acquire partnership units of the Company through options. 1.85 limited partnership units indirectly owned through ownership of common stock in Investor LP have been pledged as security for a loan by the Company to Mr. Sudan. See “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independance – Loans to Management.”
(8)	Peter T. Lennox is Senior Vice President of the Operating Company. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.
(9)	GPC Holdings, L.P. and Graham Packaging Corporation are wholly owned, directly or indirectly, by the Graham Family Investors. The address of both is c/o Graham Capital Company, P.O. Box 1104, York, Pennsylvania 17405-1104. GPC Holdings, L.P., a Pennsylvania limited partnership, directly owns 1,912 limited partnership units of the Company representing a 14.3% limited partnership interest in the Company. Graham Packaging Corporation, a Pennsylvania corporation, directly owns 95 general partnership units of the Company representing a 0.7% general partnership interest in the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth equity compensation plan information regarding equity options to purchase limited partnership units in Holdings at December 31, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,446.4	$34,921	325.6
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,446.4	$34,921	325.6

Item 13.	Certain Relationships and Related Transactions, and Advisory Committee Member Independence

The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. The Consulting Agreement, the Equipment Sales, Services and License Agreement and the Partners Registration Rights Agreement, each as defined below, are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Transactions with the Graham Entities and Others

The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998, (“Equipment Sales Agreement”) with Graham Engineering, a company controlled by the Graham Family Investors, who have a 15% ownership interest in the Company. Under the Equipment Sales Agreement, Graham Engineering provided the Company with certain sizes of wheels used in extrusion blow molding, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. The Company received equipment and related services of $11.0 million, $10.3 million and $13.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On July 9, 2002, the Company and Graham Engineering executed a First Amendment to the Equipment Sales Agreement to, among other things, obligate the Company, retroactive to January 1, 2002, and subject to certain credits and carry-forwards, to make payments for products and services to Graham Engineering in the amount of at least $12.0 million per calendar year, or else pay to Graham Engineering a shortfall payment. The minimum purchase commitment for 2007 was not met, resulting in a shortfall penalty of $0.2 million.

The Equipment Sales Agreement terminated on December 31, 2007. The Company now manufactures equipment for its own use in Sulejowek, Poland.

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

Management. The Operating Company Partnership Agreement provides that the general partner shall be entitled in its sole discretion and without the approval of the other partners to perform or cause to be performed all management and operational functions relating to the Operating Company and shall have the sole power to bind the Operating Company. The limited partner shall not (a) have the power to sign for or to bind the Operating Company, (b) take any part in the management of the business of, or transact any business for, the Operating Company, or (c) except as required by the Delaware Limited Partner Act or expressly provided by the Operating Company Partnership Agreement, have any right to vote on or consent to any matter.

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

The partnership and the general partners shall be advised by a committee (the “Advisory Committee”), each member of which shall be appointed from time to time by Investor GP. Such committee shall serve solely in an advisory role and shall not have any power to act for or bind Holdings.

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

Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, an IPO Reorganization (as defined herein) and the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner, nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

If the Graham Family Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, Holdings and the Equity Investors must be given a prior opportunity to purchase such interests at the same purchase price set forth in such offer. If Holdings and the Equity Investors do not elect to make such purchase, then the Graham Family Investors may sell or transfer such partnership interests to such third party upon the terms set forth in such offer. If the Equity Investors wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Graham Family Investors shall have a right to include in such sale or transfer a proportionate percentage of their partnership interests. If the Equity Investors (so long as they hold 51% or more of the partnership interests) wish to sell or otherwise transfer their partnership interests pursuant to a bona fide offer from a third party, the Equity Investors shall have the right to compel the Graham Family Investors to include in such sale or transfer a proportionate percentage of their partnership interests.

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

Partners Registration Rights Agreement

Pursuant to the Recapitalization Agreement, Holdings, CapCo II, the predecessors of the Graham Family Investors, the Equity Investors and the Blackstone Investors entered into a registration rights agreement (the “Partners Registration Rights Agreement”). Under the Partners Registration Rights Agreement, CapCo II will grant, with respect to the shares of its common stock to be distributed pursuant to an IPO Reorganization, (i) to the Graham Family Investors and their affiliates (and their permitted transferees of partnership interests in Holdings) two “demand” registrations after an initial public offering of the shares of common stock of CapCo II has been consummated and customary “piggyback” registration rights (except with respect to such initial public offering, unless the Blackstone Investors and their affiliates are selling their shares in such offering) and (ii) to the Equity Investors, the Blackstone Investors and their affiliates an unlimited number of “demand” registrations and customary “piggyback” registration rights. The Partners Registration Rights Agreement also provides that CapCo II will pay certain expenses of the Graham Family Investors, the Equity Investors, the Blackstone Investors and their respective affiliates relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act of 1933, as amended. See “The Partnership Agreements–The Holdings Partnership Agreement.”

Payment of Certain Fees and Expenses

Pursuant to an amended and restated monitoring agreement (the “Monitoring Agreement”) entered into as of September 30, 2004 among the Blackstone Investors, Graham Family Investors, Holdings and the Operating

Company, the Blackstone Investors receive a monitoring fee equal to $3.0 million per annum and the Graham Family Investors receive a monitoring fee equal to $1.0 million per annum. Both the Blackstone Investors and the Graham Family Investors also are reimbursed for reasonable out-of-pocket expenses. In the future, an affiliate or affiliates of the Blackstone Investors may receive customary fees for advisory and other services rendered to Holdings and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time on an arm’s length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

The Graham Family Investors have supplied management services to the Company since 1998. The Company has recorded $2.0 million, $2.0 million and $2.1 million of expense for the years ended December 31, 2007, 2006 and 2005, respectively, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Monitoring Agreement.

Blackstone Management Partners III L.L.C. has supplied management services to the Company since 1998. The Company has recorded $3.3 million, $3.1 million and $3.1 million of expense for the years ended December 31, 2007, 2006 and 2005, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

Loans to Management

At December 31, 2007, the Company had loans outstanding to certain management employees of $1.9 million, including loans to Roger M. Prevot of $0.7 million, Ashok Sudan of $0.1 million and other individuals totaling $1.1 million. These loans were made in connection with the capital call payments made on September 29, 2000 and March 29, 2001 pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on March 30, 2008 and September 28, 2012, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans.

Related Persons Transaction Policy

The Company does not currently have a formal, written policy for the review, approval or ratification of transactions with related persons.

Independence of Directors of Investor GP

The Company has not made a determination as to the independence of the directors of Investor GP, the general partner of the Company.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, "Deloitte"):

	2007	2006
	(In thousands)
Audit fees (a)	$2,864	$1,997
Audit-related fees (b)	123	54
Tax fees (c)	450	646
All other fees	—	—

Total	$3,437	$2,697

(a)	Fees for audit services billed in 2007 and 2006 consisted of the following:

•	Audit of the Company’s annual financial statements

•	Reviews of the Company’s quarterly financial statements

•	Statutory and regulatory audits

(b)	Fees for audit-related services billed in 2007 and 2006 consisted of the following:

•	Employee benefit plan audits

•	Agreed-upon procedures engagements

•	Acquisition due diligence

(c)	Fees for tax services billed in 2007 and 2006 consisted of tax compliance and tax planning and advice.

Investor GP, the general partner of Holdings, has delegated various audit committee functions to the Audit Committee of the Advisory Committee. In connection with that delegation, the Audit Committee considered the nature of the services provided by Deloitte and, along with Investor GP, determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. Investor GP required that all services performed by Deloitte are pre-approved prior to the services being performed. During 2007 all services were pre-approved.

There were no requests for audit, audit-related, tax and other services not contemplated on the list submitted and approved by Investor GP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following Financial Statement Schedules are included herein:

Schedule I — Graham Packaging Holdings Company Condensed Financial Statements

Schedule II — Valuation and Qualifying Accounts

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

The financial statements included in this annual report are listed under “Item 8. Financial Statements and Supplementary Data.” All exhibits filed with this annual report are listed in (b) below.

(b) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Form of 8 1/2% Senior Note due 2012 (included in Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4	Form of 9 7/8% Series Senior Subordinated Note due 2014 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.2	Consulting Agreement, dated as of February 2, 1998, between Graham Packaging Holdings Company and Graham Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.3	Equipment Sales, Services and License Agreement dated February 2, 1998, between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.4**	Forms of Retention Incentive Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.5**	Forms of Severance Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6	Registration Rights Agreement, dated as of February 2, 1998, by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.7	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 8, 2005 (File No. 333-125173)).

10.8	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.9**	Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.11**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.12**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.13**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.14**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.15 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.15**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

Exhibit Number	Description of Exhibit

10.16**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.17**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.18**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.19	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.20	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.21	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.22**	Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

12.1*	Statement of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Graham Packaging Holdings Company.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

Exhibit Number	Description of Exhibit

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: March 31, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 2008 by the following persons on behalf of the registrant and in the capacities indicated, with respect to BCP/Graham Holdings L.L.C., as general partner of Graham Packaging Holdings Company, or BMP/Graham Holdings Corporation, as sole member of BCP/Graham Holdings L.L.C., as indicated below:

Signature	Title

/S/ WARREN D. KNOWLTON Warren D. Knowlton	Chief Executive Officer of Graham Packaging Company, L.P.

/S/ MARK S. BURGESS Mark S. Burgess	Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer) of BCP / Graham Holdings L.L.C.

/S/ WILLIAM E. HENNESSEY William E. Hennessey	Vice President, Corporate Controller (Principal Accounting Officer) of Graham Packaging Company, L.P.

/S/ CHINH E. CHU Chinh E. Chu	Director of BMP/Graham Holdings Corporation; President, Treasurer and Assistant Secretary of BCP /Graham Holdings L.L.C.

/S/ JAMES A. QUELLA James A. Quella	Director of BMP/Graham Holdings Corporation

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

EXHIBIT LIST

Exhibit Number	Description of Exhibit

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Form of 8 1/2% Senior Note due 2012 (included in Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4	Form of 9 7/8% Series Senior Subordinated Note due 2014 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.2	Consulting Agreement, dated as of February 2, 1998, between Graham Packaging Holdings Company and Graham Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.3	Equipment Sales, Services and License Agreement dated February 2, 1998, between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.4**	Forms of Retention Incentive Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.5**	Forms of Severance Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6	Registration Rights Agreement, dated as of February 2, 1998, by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.7	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 8, 2005 (File No. 333-125173)).

10.8	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.9**	Form of Equity Incentive Agreement (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.11**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.12**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.13**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.14**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.15 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.15**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

Exhibit Number	Description of Exhibit

10.16**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.17**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2005 (File No. 333-53603-03)).

10.18**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.19	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to Holdings’ Annual Report on Form 10-K, dated March 31, 2006 (File No. 333-53603-03)).

10.20	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.21	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to Holdings’ Annual Report on Form 10-K, dated April 2, 2007 (File No. 333-53603-03)).

10.22**	Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

12.1*	Statement of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Graham Packaging Holdings Company.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certification required by Rule 15d-14(a).

Exhibit Number	Description of Exhibit

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.

SCHEDULE I

GRAHAM PACKAGING HOLDINGS COMPANY

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands)

	December 31,
	2007	2006
BALANCE SHEETS
Assets:
Current assets	$—	$—
Other non-current assets	—	—

Total assets	$—	$—

Liabilities and partners’ capital (deficit):
Current liabilities	$—	$—
Investment in subsidiary	600,308	410,667
Net intercompany	187,089	187,089

Total liabilities	787,397	597,756
Partners’ capital (deficit)	(787,397)	(597,756)

Total liabilities and partners’ capital	$—	$—

	Year Ended December 31,
	2007	2006	2005
STATEMENTS OF OPERATIONS
Selling, general and administrative expenses	$—	$—	$(1)
Equity in loss of subsidiaries	(206,052)	(120,376)	(52,640)

Net loss	$(206,052)	$(120,376)	$(52,641)

	Year Ended December 31,
	2007	2006	2005
STATEMENTS OF CASH FLOWS
Operating activities:
Net loss	$(206,052)	$(120,376)	$(52,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current liabilities	—	—	1
Equity in loss of subsidiaries	206,052	120,376	52,640

Net cash provided by operating activities	—	—	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—

See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

SCHEDULE II

GRAHAM PACKAGING HOLDINGS COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2007
Allowance for doubtful accounts	$6,299	$—	$565	$5,734
Allowance for inventory losses	5,505	2,776	1,315	6,966

Year ended December 31, 2006
Allowance for doubtful accounts	$11,272	$662	$5,635	$6,299
Allowance for inventory losses	4,451	1,132	78	5,505

Year ended December 31, 2005
Allowance for doubtful accounts	$8,872	$3,209	$809	$11,272
Allowance for inventory losses	3,021	2,071	641	4,451