Form 10-Q
period 2008-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2008-05-09
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐

Non- accelerated filer  ☒    (Do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,794	$18,314
Accounts receivable, net	281,707	247,953
Inventories	257,462	266,184
Deferred income taxes	7,783	7,520
Prepaid expenses and other current assets	35,067	40,698

Total current assets	614,813	580,669
Property, plant and equipment, net	1,248,885	1,242,418
Intangible assets, net	52,142	52,852
Goodwill	309,065	306,719
Other non-current assets	48,883	51,175

Total assets	$2,273,788	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$45,713	$45,695
Accounts payable	175,056	166,573
Accrued expenses and other current liabilities	191,594	184,559
Deferred revenue	31,506	25,024

Total current liabilities	443,869	421,851
Long-term debt	2,482,380	2,488,637
Deferred income taxes	28,348	25,778
Other non-current liabilities	90,689	84,964
Commitments and contingent liabilities (see Notes 12 and 13)
Partners’ capital (deficit):
General partners	(41,320)	(41,508)
Limited partners	(791,806)	(796,694)
Notes and interest receivable for ownership interests	(1,970)	(1,939)
Accumulated other comprehensive income	63,598	52,744

Total partners’ capital (deficit)	(771,498)	(787,397)

Total liabilities and partners’ capital (deficit)	$2,273,788	$2,233,833

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net sales	$669,402	$621,785
Cost of goods sold	576,299	541,625

Gross profit	93,103	80,160
Selling, general and administrative expenses	32,937	35,185
Asset impairment charges	15	—
Net loss on disposal of fixed assets	146	1,565

Operating income	60,005	43,410
Interest expense	50,834	55,884
Interest income	(149)	(161)
Other (income) expense, net	(821)	110

Income (loss) before income taxes	10,141	(12,423)
Income tax provision	6,384	3,192

Net income (loss)	$3,757	$(15,615)

Net income (loss) allocated to general partners	$188	$(781)
Net income (loss) allocated to limited partners	$3,569	$(14,834)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$3,757	$(15,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,781	49,729
Amortization of debt issuance fees	2,589	7,135
Net loss on disposal of fixed assets	146	1,565
Pension expense	627	747
Asset impairment charges	15	—
Stock compensation expense	1,318	114
Foreign currency transaction (gain) loss	(461)	138
Interest on receivable for ownership interests	(30)	(26)
Changes in operating assets and liabilities:
Accounts receivable	(30,919)	(35,676)
Inventories	10,715	(3,375)
Prepaid expenses and other current assets	7,313	7,539
Other non-current assets	(1,171)	(640)
Pension contributions	(200)	(285)
Other non-current liabilities	4,628	2,017
Accounts payable and accrued expenses	14,290	22,472

Net cash provided by operating activities	56,398	35,839

Investing activities:
Cash paid for property, plant and equipment	(35,762)	(32,623)
Proceeds from sale of property, plant and equipment	317	369

Net cash used in investing activities	(35,445)	(32,254)

Financing activities:
Proceeds from issuance of long-term debt	127,110	435,082
Payment of long-term debt	(133,626)	(435,080)
Purchase of partnership units	—	(2,762)
Debt issuance fees	—	(4,500)

Net cash used in financing activities	(6,516)	(7,260)

Effect of exchange rate changes on cash and cash equivalents	43	(44)

Increase (decrease) in cash and cash equivalents	14,480	(3,719)
Cash and cash equivalents at beginning of period	18,314	13,327

Cash and cash equivalents at end of period	$32,794	$9,608

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$36,534	$56,743
Cash paid for income taxes	2,947	4,819
Non-cash investing activities:
Accruals for purchases of property, plant and equipment	15,564	34,666

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2007, is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007, which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (see Note 10). The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements as it relates to its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract–by–contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(Revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. The Company expects SFAS 141(R) will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008. During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At March 31, 2008, the Company had contracts for Canadian Dollars, Polish Zloty and Pound Sterling totalling $15.4 million. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized loss of $3.3 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2008, 57% is expected to be recognized in interest expense in the next twelve months.

Comprehensive Income

Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans and foreign currency translation adjustments are included in other comprehensive income (loss) and are added to net income (loss) to determine total comprehensive income (loss).

Option Plans

The Company adopted SFAS 123(R), “Share-Based Payment,” on January 1, 2006, using the prospective method. In accordance with SFAS 123(R), the Company applied this statement prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006, using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting For Stock Issued To Employees.” The exercise prices of all options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25.

A summary of the changes in the options outstanding under the option plans for the three months ended March 31, 2008, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	1,446.4	$34,921
Granted(1)	329.6	36,747
Exercised	—	—
Forfeited (1)	(387.3)	45,151

Outstanding at March 31, 2008	1,388.7	$32,502	8.2	$12.9

Vested or expected to vest	1,128.9	$33,677	8.0	$9.3
Exercisable at March 31, 2008	492.3	$31,168	6.9	$5.5

(1)	Includes 264.6 options that had a weighted average exercise price of $51,579, which were cancelled and re-granted at an exercise price of $36,747 in March 2008.

In March 2008, the Company cancelled 264.6 options of approximately 100 employees that had a weighted average exercise price of $51,579 and re-granted 264.6 options at an exercise price of $36,747, which was the Company’s fair value on March 7, 2008. As a result, the Company will incur an incremental compensation expense of approximately $1.0 million over the vesting period of the re-granted options of 4 years. The incremental expense recorded during the three months ended March 31, 2008, was $0.02 million.

On February 1, 2008, the Company extended the term for certain options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. No change was made to the number of options, nor the exercise price, and the options remained fully vested. This extension of the term is considered a modification under SFAS 123(R) which required a charge to expense in the first quarter of 2008 of $0.7 million for the difference between the fair value of the options after the modification and the fair value of the options before the modification.

Reclassification

A reclassification has been made to the 2007 financial statements to conform to the 2008 presentation, as follows:

•

a reclassification to reflect pension expense and pension contributions as separate components of cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Amounts for these line items were previously included in changes in other non-current liabilities and changes in accounts payable and accrued expenses.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

2.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $5.9 million and $5.7 million at March 31, 2008, and December 31, 2007, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3.	Concentration of Credit Risk

For the three months ended March 31, 2008, 71.8% of the Company’s net sales were generated by its top twenty customers. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the three months ended March 31, 2008 and 2007. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 15.3% and 14.9% of total sales for the three months ended March 31, 2008 and 2007, respectively.

The Company had $187.4 million and $148.5 million of accounts receivable from its top twenty customers as of March 31, 2008, and December 31, 2007, respectively. The Company had $37.8 million and $24.3 million of accounts receivable from PepsiCo as of March 31, 2008, and December 31, 2007, respectively.

4.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Finished goods	$181,332	$188,236
Raw materials and parts	76,130	77,948

Total	$257,462	$266,184

5.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives (in years)	March 31, 2008	December 31, 2007
	(In thousands)
Land		$45,978	$45,560
Buildings and improvements	7-31.5	240,451	239,914
Machinery and equipment	3-15	1,848,469	1,804,497
Construction in progress		84,882	91,413

Property, plant and equipment		2,219,780	2,181,384
Less: accumulated depreciation and amortization		970,895	938,966

Property, plant and equipment, net		$1,248,885	$1,242,418

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended March 31, 2008 and 2007, was $42.1 million and $47.1 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the three months ended March 31, 2008 and 2007, was $1.3 million and $2.0 million, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2008, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$24,982	$(6,256)	$18,726	11 years
Customer relationships	36,591	(4,090)	32,501	18 years
Licensing agreements	601	(137)	464	1 year
Non-compete agreements	1,544	(1,093)	451	5 years

Total	$63,718	$(11,576)	$52,142

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2007, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,421	$(5,646)	$18,775	11 years
Customer relationships	36,288	(3,342)	32,946	18 years
Licensing agreements	601	—	601	1 year
Non-compete agreements	1,543	(1,013)	530	5 years

Total	$62,853	$(10,001)	$52,852

Amortization expense for the three months ended March 31, 2008 and 2007, was $1.4 million and $1.9 million, respectively. Estimated aggregate amortization expense for 2008 and each of the next five years ending December 31 is as follows (in thousands):

2008	$5,300
2009	4,800
2010	4,500
2011	4,400
2012	4,400
2013	4,200

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2007	$286,295	$18,607	$1,817	$306,719
Foreign currency translation adjustments	736	1,592	18	2,346

Balance at March 31, 2008	$287,031	$20,199	$1,835	$309,065

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Accrued employee compensation and benefits	$60,494	$68,409
Accrued interest	43,780	32,069
Accrued sales allowance	32,033	29,622
Other	55,287	54,459

	$191,594	$184,559

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the three months ended March 31, 2008, the Company recognized severance expense in the United States of $0.8 million (which is reflected in cost of goods sold) related to the announced closure of its plant in Edison, New Jersey and the related severing of 115 employees, none of whom were terminated by March 31, 2008. The total expected severance expense related to this plant closure is approximately $2.1 million. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million related to the severing of 59 employees, all of whom were terminated by March 31, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2008. The Company also recognized severance expense in France of $1.9 million related to the severing of 14 employees, three of whom were terminated as of March 31, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million related to the severing of 46 employees, all of whom were terminated by March 31, 2008. All of the cash payments for these termination benefits have been made as of March 31, 2008. The Company also recognized severance expense of $5.3 million related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million related to the severing of 16 employees. All of the cash payments for these termination benefits have been made as of March 31, 2008. The Company also recognized severance expense in France of $3.8 million related to the severing of 37 employees. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. At March 31, 2008, $1.2 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2007	$6,762	$1,072	$7,834
Charged to expense during the year	2,067	1,951	4,018
Payments during the year	(4,125)	(711)	(4,836)
Foreign currency translation adjustments	—	84	84
Other adjustments	(42)	(270)	(312)

Balance at December 31, 2007	4,662	2,126	6,788
Charged to expense during the period	814	—	814
Payments during the period	(1,124)	(236)	(1,360)
Foreign currency translation adjustments	—	150	150
Other adjustments	(8)	—	(8)

Balance at March 31, 2008	$4,344	$2,040	$6,384

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In addition to the above costs, as of December 31, 2006, the Company had accrued payments made on January 5, 2007, to the Company’s former Chief Executive Officer and Chief Financial Officer for the repurchase of all of their outstanding partnership units and options, pursuant to separation agreements dated as of December 3, 2006. The gross amounts accrued as of December 31, 2006, and paid in 2007, was $3.4 million.

9.	Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Term loan	$1,856,250	$1,860,938
Revolving Credit Facility	—	—
Foreign and other revolving credit facilities	14,805	14,501
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	31,409	33,180
Other	629	713

	2,528,093	2,534,332
Less amounts classified as current	45,713	45,695

Total	$2,482,380	$2,488,637

The Company’s credit agreement consists of a term loan B to the Operating Company totaling $1,856.2 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of March 31, 2008, was $239.1 million (as reduced by $10.9 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2008, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan Facility by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the second-lien credit agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the Revolving Credit Facility and approximately $5.0 million being used to pay fees and expenses.

The Company has outstanding $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

10.	Fair Value Measurement

On January 1, 2008, the Company adopted SFAS 157, and the adoption did not have a significant impact on its financial statements. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Level 2 inputs include the following:

a) Quoted prices in active markets for similar assets or liabilities.

b) Quoted prices in markets that are not active for identical or similar assets or liabilities.

c) Inputs other than quoted prices that are observable for the asset or liability.

d) Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:	Level 3 inputs are unobservable inputs for the asset or liability.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative financial instruments	$—	$545	$—
Liabilities:
Derivative financial instruments	$—	$4,562	$—

The Company’s derivative financial instruments are interest rate collars based on LIBOR swap rates and forward exchange contracts, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

11.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of the acquisition in 2004 of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first three months of 2008, the valuation allowance increased by $5.4 million as a result of currency translation adjustments of $4.9 million and current operating losses of $0.5 million.

The Company had $10.1 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of March 31, 2008, resulting primarily from related party interest free loans, related party technical assistance payments and related party administrative allocations in various non-U.S. subsidiaries of the Company and disallowed related party interest expense in various U.S. states and in certain non-U.S. subsidiaries. For the three months ended March 31, 2008, the Company recorded $0.8 million of UTB, exclusive of interest and penalties, related to tax positions taken in prior periods. Offsetting long-term deferred income tax assets at March 31, 2008, were $0.9 million. Upon adoption of FIN 48, the Company elected to treat interest and penalties related to taxes as a component of income tax expense. As of March 31, 2008, the Company had recorded additional UTB of $8.7 million related to interest and penalties, including $1.3 million for the three months ended March 31, 2008. Approximately $13.7 million of UTB at March 31, 2008, if recognized, would impact the Company’s effective tax rate.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

12.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $13.8 million and $14.2 million for the three months ended March 31, 2008 and 2007, respectively.

13.	Contingencies and Legal Proceedings

The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

14.	Condensed Guarantor Data

On October 7, 2004, the Operating Company and GPC Capital Corp. I (“CapCo I”) co-issued $250.0 million aggregate principal amount of 8.5% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2008, and December 31, 2007, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,895	$2	$13,897	$—	$—	$32,794
Accounts receivable, net	—	89,101	105,221	87,385	—	—	281,707
Inventories	—	83,991	118,691	54,780	—	—	257,462
Deferred income taxes	—	—	4,151	3,632	—	—	7,783
Prepaid expenses and other current assets	—	5,464	1,380	28,223	—	—	35,067

Total current assets	—	197,451	229,445	187,917	—	—	614,813
Property, plant and equipment, net	—	488,136	452,191	308,558	—	—	1,248,885
Intangible assets, net	—	6,734	38,634	6,774	—	—	52,142
Goodwill	—	9,246	235,924	63,895	—	—	309,065
Net intercompany	—	1,175,176	—	—	—	(1,175,176)	—
Investment in subsidiaries	—	233,061	287,519	—	—	(520,580)	—
Other non-current assets	—	44,245	325	4,313	—	—	48,883

Total assets	$—	$2,154,049	$1,244,038	$571,457	$—	$(1,695,756)	$2,273,788

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$30,654	$180	$14,879	$—	$—	$45,713
Accounts payable	—	65,043	56,102	53,911	—	—	175,056
Accrued expenses and other current liabilities	—	102,833	34,724	54,037	—	—	191,594
Deferred revenue	—	17,337	7,903	6,266	—	—	31,506

Total current liabilities	—	215,867	98,909	129,093	—	—	443,869
Long-term debt	—	2,481,531	485	364	—	—	2,482,380
Deferred income taxes	—	300	13,424	14,624	—	—	28,348
Other non-current liabilities	—	40,760	15,434	34,495	—	—	90,689
Investment in subsidiaries	584,409	—	—	—	—	(584,409)	—
Net intercompany	187,089	—	943,221	44,866	—	(1,175,176)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(771,498)	(584,409)	172,565	348,015	—	63,829	(771,498)

Total liabilities and partners’ capital (deficit)	$—	$2,154,049	$1,244,038	$571,457	$—	$(1,695,756)	$2,273,788

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,815	$2	$14,497	$—	$—	$18,314
Accounts receivable, net	—	82,376	85,232	80,345	—	—	247,953
Inventories	—	90,207	125,974	50,003	—	—	266,184
Deferred income taxes	—	—	3,564	3,956	—	—	7,520
Prepaid expenses and other current assets	—	5,891	2,636	32,171	—	—	40,698

Total current assets	—	182,289	217,408	180,972	—	—	580,669
Property, plant and equipment, net	—	493,442	456,634	292,342	—	—	1,242,418
Intangible assets, net	—	6,397	39,657	6,798	—	—	52,852
Goodwill	—	9,246	235,924	61,549	—	—	306,719
Net intercompany	—	1,175,957	—	—	—	(1,175,957)	—
Investment in subsidiaries	—	214,570	274,025	—	—	(488,595)	—
Other non-current assets	—	46,573	355	4,247	—	—	51,175

Total assets	$—	$2,128,474	$1,224,003	$545,908	$—	$(1,664,552)	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$30,878	$228	$14,589	$—	$—	$45,695
Accounts payable	—	58,760	60,255	47,558	—	—	166,573
Accrued expenses and other current liabilities	—	102,208	29,140	53,211	—	—	184,559
Deferred revenue	—	11,076	7,057	6,891	—	—	25,024

Total current liabilities	—	202,922	96,680	122,249	—	—	421,851
Long-term debt	—	2,487,756	518	363	—	—	2,488,637
Deferred income taxes	—	300	12,599	12,879	—	—	25,778
Other non-current liabilities	—	37,804	15,187	31,973	—	—	84,964
Investment in subsidiaries	600,308	—	—	—	—	(600,308)	—
Net intercompany	187,089	—	940,797	48,071	—	(1,175,957)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(787,397)	(600,308)	158,222	330,373	—	111,713	(787,397)

Total liabilities and partners’ capital (deficit)	$—	$2,128,474	$1,224,003	$545,908	$—	$(1,664,552)	$2,233,833

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$294,413	$263,725	$136,991	$—	$(25,727)	$669,402
Cost of goods sold	—	248,616	236,302	117,108	—	(25,727)	576,299

Gross profit	—	45,797	27,423	19,883	—	—	93,103
Selling, general and administrative expenses	—	13,268	11,942	7,727	—	—	32,937
Asset impairment charges	—	3,262	(3,507)	260	—	—	15
Net (gain) loss on disposal of fixed assets	—	(814)	985	(25)	—	—	146

Operating income	—	30,081	18,003	11,921	—	—	60,005
Interest expense, net	—	30,290	18,844	1,551	—	—	50,685
Other expense (income), net	—	107	(658)	(270)	—	—	(821)
Equity in earnings of subsidiaries	(3,757)	(4,431)	(1,349)	—	—	9,537	—

Income (loss) before income taxes	3,757	4,115	1,166	10,640	—	(9,537)	10,141
Income tax provision	—	358	195	5,831	—	—	6,384

Net income (loss)	$3,757	$3,757	$971	$4,809	$—	$(9,537)	$3,757

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$264,611	$257,859	$123,246	$—	$(23,931)	$621,785
Cost of goods sold	—	223,704	234,733	107,119	—	(23,931)	541,625

Gross profit	—	40,907	23,126	16,127	—	—	80,160
Selling, general and administrative expenses	—	13,688	14,768	6,729	—	—	35,185
Net loss on disposal of fixed assets	—	1,039	524	2	—	—	1,565

Operating income	—	26,180	7,834	9,396	—	—	43,410
Interest expense, net	—	34,306	19,586	1,831	—	—	55,723
Other expense (income), net	—	68	(160)	202	—	—	110
Equity in loss (earnings) of subsidiaries	15,615	6,460	(343)	—	—	(21,732)	—

(Loss) income before income taxes	(15,615)	(14,654)	(11,249)	7,363	—	21,732	(12,423)
Income tax provision (benefit)	—	961	(1,516)	3,747	—	—	3,192

Net (loss) income	$(15,615)	$(15,615)	$(9,733)	$3,616	$—	$21,732	$(15,615)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$33,015	$12,685	$10,698	$—	$—	$56,398

Investing activities:
Net cash paid for property, plant and equipment	—	(11,485)	(12,604)	(11,356)	—	—	(35,445)

Net cash used in investing activities	—	(11,485)	(12,604)	(11,356)	—	—	(35,445)

Financing activities:
Proceeds from issuance of long-term debt	—	103,767	—	23,343	—	—	127,110
Payment of long-term debt	—	(110,217)	(81)	(23,328)	—	—	(133,626)

Net cash (used in) provided by financing activities	—	(6,450)	(81)	15	—	—	(6,516)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	43	—	—	43

Increase (decrease) in cash and cash equivalents	—	15,080	—	(600)	—	—	14,480
Cash and cash equivalents at beginning of period	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of period	$—	$18,895	$2	$13,897	$—	$—	$32,794

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$24,633	$12,791	$(1,585)	$—	$—	$35,839

Investing activities:
Net cash paid for property, plant and equipment	—	(14,823)	(12,791)	(4,640)	—	—	(32,254)
Acquisition of/investment in a business, net of cash acquired	—	(171)	—	171	—	—	—

Net cash used in investing activities	—	(14,994)	(12,791)	(4,469)	—	—	(32,254)

Financing activities:
Proceeds from issuance of long-term debt	—	421,274	—	13,808	—	—	435,082
Payment of long-term debt	—	(423,014)	—	(12,066)	—	—	(435,080)
Purchase of partnership units	—	(2,762)	—	—	—	—	(2,762)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)

Net cash (used in) provided by financing activities	—	(9,002)	—	1,742	—	—	(7,260)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	—	(44)

Increase (decrease) in cash and cash equivalents	—	637	—	(4,356)	—	—	(3,719)
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327

Cash and cash equivalents at end of period	$—	$2,093	$1	$7,514	$—	$—	$9,608

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$3,757	$(15,615)
Changes in fair value of derivatives, net of tax of $0 in 2008 and 2007	(3,310)	(2,853)
Change in amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of tax of $0 in 2008 and 2007	283	(4,765)
Cumulative translation adjustments, net of a tax provision of $190 in 2008 and $0 in 2007	13,881	957

Comprehensive income (loss)	$14,611	$(22,276)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

16.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2008 and 2007, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2008	$573,123	$76,610	$20,105	$(436)	$669,402
	Three months ended March 31, 2007	539,180	67,693	16,539	(1,627)	621,785
Operating income	Three months ended March 31, 2008	$53,508	$5,980	$517	$—	$60,005
	Three months ended March 31, 2007	37,862	4,815	733	—	43,410
Depreciation and	Three months ended March 31, 2008	$36,899	$5,646	$1,236	$—	$43,781
amortization	Three months ended March 31, 2007	43,223	5,312	1,194	—	49,729
Asset impairment charges	Three months ended March 31, 2008	$15	$—	$—	$—	$15
	Three months ended March 31, 2007	—	—	—	—	—
Interest expense, net	Three months ended March 31, 2008	$49,323	$662	$700	$—	$50,685
	Three months ended March 31, 2007	54,780	618	325	—	55,723
Other (income) expense, net	Three months ended March 31, 2008	$(308)	$(188)	$(325)	$—	$(821)
	Three months ended March 31, 2007	119	(81)	72	—	110
Income tax provision	Three months ended March 31, 2008	$3,865	$2,312	$207	$—	$6,384
	Three months ended March 31, 2007	852	2,257	83	—	3,192
Identifiable assets (b) (c) (d)	As of March 31, 2008	$1,005,544	$196,192	$47,149	$—	$1,248,885
	As of December 31, 2007	1,014,642	182,497	45,279	—	1,242,418
Goodwill	As of March 31, 2008	$287,031	$20,199	$1,835	$—	$309,065
	As of December 31, 2007	286,295	18,607	1,817	—	306,719
Cash paid for property,	Three months ended March 31, 2008	$25,941	$7,239	$2,582	$—	$35,762
plant and equipment	Three months ended March 31, 2007	28,969	2,575	1,079	—	32,623

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $16.1 million, $15.7 million, $13.5 million and $9.7 million, respectively, for the three months ended March 31, 2008, and approximately $15.8 million, $13.4 million, $12.0 million and $8.2 million, respectively, for the three months ended March 31, 2007. The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $50.7 million, $40.0 million, $36.5 million and $32.9 million, respectively, as of March 31, 2008, and $46.7 million, $38.3 million, $33.0 million and $30.1 million, respectively, as of December 31, 2007.
(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $34.1 million and $34.3 million for the three months ended March 31, 2008 and 2007, respectively. Identifiable assets in Mexico totaled approximately $61.1 million and $59.7 million as of March 31, 2008, and December 31, 2007, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Food and Beverage	$416,700	$375,350
Household	124,317	131,493
Automotive Lubricants	82,106	64,193
Personal Care/Specialty	46,279	50,749

Total Net Sales	$669,402	$621,785

17.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$704	$766
Interest cost	1,415	1,298
Expected return on plan assets	(1,683)	(1,505)
Net amortization and deferral of prior service costs	218	214
Employee contributions	(27)	(26)

Net periodic pension cost	$627	$747

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $5.9 million to its pension plans in 2008. As of March 31, 2008, $0.2 million of contributions to its pension plans have been made.

The Company recognized $2.1 million of expense for its 401(k) plans in the first quarter of each of 2008 and 2007.

18.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.6 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. The Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded $1.3 million of expense for these services for each of the three months ended March 31, 2008 and 2007.

At March 31, 2008, the Company had loans outstanding to certain management employees. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.0 million as of March 31, 2008, and $1.9 million as of December 31, 2007, are reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors” (Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2007. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

Management believes the Company is a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of March 2008, the Company operated 83 manufacturing facilities throughout North America, Europe and South America. The Company’s primary strategy is to operate in select markets that will position it to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years the Company has experienced an overall mix shift toward smaller containers. Based on internal estimates, management believes the Company is a leader in the value-added segment for hot-fill polyethylene terephthalate (“PET”) juice containers. Management also believes the Company is a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where the Company manufactures containers using polyolefin resins. From the beginning of 2005 through March 31, 2008, the Company has invested over $430.0 million in capital expenditures in the food and beverage product category.

Growth in the Company’s household container product category was fueled in prior years by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are typically packaged in paper-based containers such as fiber wound cans and paperboard cartons. The Company’s strongest position is in fabric care, where management believes the Company is a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which management believes will negatively impact sales in this product category by $50 million to $70 million on an annual basis. The Company has continually upgraded its machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

The Company’s North American one quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 10% per year from 2005 through 2007 as the product category migrated towards the quick-lube market and larger multi-quart packages. Although the Company produces multi-quart containers, these sales only partially offset the loss in sales of one quart containers.

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

As of March 31, 2008, the Company operated 28 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, the Company has expanded its international operations with the addition of a new plant in the Netherlands, as well as the acquisition of the blow-molded plastic container business of Owens-Illinois Inc. (“O-I Plastic”), which included the addition of plants in Finland, Mexico, the Netherlands, the United Kingdom and Venezuela, and the acquisition of certain plants in Brazil, Belgium and Turkey from Tetra-Pak Inc. on March 24, 2005.

For the three months ended March 31, 2008, 71.8% of the Company’s net sales were generated by its top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance represents customers with whom the Company has been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from the Company. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales in each of the three months ended March 31, 2008 and 2007. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 15.3% and 14.9% of total sales for the three months ended March 31, 2008 and 2007, respectively.

The largest component of the Company’s cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
PET	$0.88	$0.77
HDPE	$0.85	$0.64

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

Holdings and Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary (the “Operating Company”), as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions.

Results of Operations

The following tables set forth the major components of the Company’s net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
North America	$572.8	85.6%	$539.0	86.7%
Europe	76.5	11.4	66.3	10.7
South America	20.1	3.0	16.5	2.6

Total Net Sales	$669.4	100.0%	$621.8	100.0%

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
Food and Beverage	$416.7	62.2%	$375.4	60.4%
Household	124.3	18.6	131.5	21.2
Automotive Lubricants	82.1	12.3	64.2	10.3
Personal Care/Specialty	46.3	6.9	50.7	8.1

Total Net Sales	$669.4	100.0%	$621.8	100.0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth the summary of condensed consolidated statements of income and related percentage change for the periods indicated:

	Three Months Ended March 31,
	2008	2007	% Increase/ (Decrease)
	(Dollars in millions)
Net sales	$669.4	$621.8	7.7%
Cost of goods sold	576.3	541.6	6.4

Gross profit	93.1	80.2	16.1
% of net sales (1)	13.9%	12.9%
Selling, general and administrative expenses	33.0	35.2	(6.3)
% of net sales (1)	4.9%	5.7%
Net loss on disposal of fixed assets	0.1	1.6	(93.8)

Operating income	60.0	43.4	38.2
% of net sales (1)	9.0%	7.0%
Interest expense	50.8	55.9	(9.1)
Interest income	(0.2)	(0.2)	—
Other (income) expense, net	(0.8)	0.1	> 100.0
Income tax provision	6.4	3.2	100.0

Net income (loss)	$3.8	$(15.6)	> 100.0%

(1)	As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended March 31, 2008, increased $47.6 million, or 7.7%, to $669.4 million from $621.8 million for the three months ended March 31, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower volume and price reductions in response to competitive pressure. Container units sold decreased 1.0%. On a geographic basis, sales for the three months ended March 31, 2008, in North America increased $33.8 million, or 6.3%, from the three months ended March 31, 2007, primarily due to an increase in resin costs which are passed through to customers, offset by price reductions in response to competitive pressure. North American sales in the food and beverage and automotive lubricants product categories contributed $32.8 million and $15.3 million, respectively, to the increase, while the household and personal care/specialty product categories decreased $9.9 million and $4.4 million, respectively. Container units sold in North America increased in the food and beverage and automotive lubricants product categories by 2.9% and 1.4%, respectively, and decreased in the household and personal care/specialty categories by 13.3% and 12.4%, respectively. Sales for the three months ended March 31, 2008, in Europe increased $10.2 million, or 15.4%, from the three months ended March 31, 2007. The increase in sales was primarily due to currency conversion of $10.2 million. Sales for the three months ended March 31, 2008, in South America increased $3.6 million, or 21.8%, from the three months ended March 31, 2007. The increase in sales was primarily due to currency conversion of $2.6 million.

Gross Profit. Gross profit for the three months ended March 31, 2008, increased $12.9 million to $93.1 million from $80.2 million for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2008, increased in North America and Europe by $10.8 million and $2.1 million, respectively, while South America remained the same, when compared to the three months ended March 31, 2007. The increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower depreciation expense of $4.8 million, a weakening of the dollar against the euro and other currencies of $2.5 million and lower project startup costs (primarily costs associated with the startup of equipment and new plants) of $0.6 million, partially offset by price reductions in response to competitive pressure.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008, decreased $2.2 million to $33.0 million from $35.2 million for the three months ended March 31, 2007. The decrease was primarily due to a decrease in consulting expenses associated with restructuring of the business, partially offset by an increase in stock-based compensation expense. Selling, general and administrative expenses as a percent of sales decreased to 4.9% for the three months ended March 31, 2008, from 5.7% for the three months ended March 31, 2007.

Interest Expense. Interest expense decreased $5.1 million to $50.8 million for the three months ended March 31, 2008, from $55.9 million for the three months ended March 31, 2007. The decrease was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to the Company’s Credit Agreement.

Income Tax Provision. Income tax provision increased $3.2 million to $6.4 million for the three months ended March 31, 2008, from $3.2 million for the three months ended March 31, 2007. The increase was primarily related to increased profitability in Mexico, an increase in unrecognized tax benefits associated with intercompany transactions in Mexico and income tax benefits recorded during the first quarter of 2007 associated with a 2004 Internal Revenue Service audit for the Company’s U.S. corporate group.

Net Income (Loss). Primarily as a result of the factors discussed above, net income was $3.8 million for the three months ended March 31, 2008, compared to net loss of $15.6 million for the three months ended March 31, 2007.

Effect of Changes in Exchange Rates

In general, the Company’s results of operations are affected by changes in foreign exchange rates. Subject to market conditions, the Company prices its products in its foreign operations in local currencies. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on the profitability of the Company, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on the profitability of the Company. Included in other income (expense) were foreign exchange gains of $0.9 million for the three months ended March 31, 2008, and foreign exchange losses of $0.1 million for the three months ended March 31, 2007.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded directly as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $13.9 million and decreased comprehensive loss by $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008. During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At March 31, 2008, the Company had contracts for Canadian Dollars, Polish Zloty and Pound Sterling totalling $15.4 million. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized loss of $3.3 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2008, 57% is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the three months ended March 31, 2008, through its operating activities of $56.4 million, the Company funded $35.4 million of investing activities and $6.5 million of financing activities.

The Company’s credit agreement consists of a senior secured term loan B to the Operating Company totaling $1,856.2 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and GPC Capital Corp. I

(“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of March 31, 2008, was $239.1 million (as reduced by $10.9 million of outstanding letters of credit). The Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. As of March 31, 2008, the Company was in compliance with all covenants.

Pursuant to its terms, on March 30, 2007, the Credit Agreement was amended in order to, among other things, increase the Term Loan Facility by approximately $305.0 million (the “Amendment”). Proceeds of the Amendment were used to pay off the second-lien credit agreement ($250.0 million), with $50.0 million being used to reduce outstanding borrowings on the Revolving Credit Facility and approximately $5.0 million being used to pay fees and expenses.

The Company has outstanding $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At March 31, 2008, the Company’s total indebtedness was $2,528.1 million.

The Credit Agreement and the Notes contain a number of significant covenants. The Company believes that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine the Company’s compliance with many of these covenants. Any breach of covenants in the Credit Agreement that are tied to financial ratios based on covenant compliance EBITDA could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Notes. Additionally, these covenants restrict the Company’s ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. Under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Company may also be required to make annual excess cash flow payments as defined in the Credit Agreement. As of March 31, 2008, the Company was in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended March 31, 2008
(In millions)
Net loss	$(186.7)
Interest income	(0.8)
Interest expense	205.5
Income tax provision	22.9
Depreciation and amortization	197.1

EBITDA	$238.0

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended March 31, 2008
(In millions)
EBITDA	$238.0
Asset impairment charges	157.9
Other non-cash charges (a)	19.4
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	29.4

Covenant compliance EBITDA	$449.7

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	The Company is required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended March 31, 2008
(In millions)
Reorganization and other costs (i)	$20.2
Project startup costs (ii)	9.2

$29.4

(i)	Represents non-recurring costs related to consulting expenses associated with restructuring of the business, employee severance, an aborted acquisition and other costs defined in the Credit Agreement.
(ii)	Represents non-recurring costs associated with project startups.

Under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that the Company maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended March 31, 2008, the Operating Company’s covenant compliance EBITDA was $449.7 million and the senior secured debt to covenant compliance EBITDA ratio was 4.16x. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.26x for the four quarters ended March 31, 2008.

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

Cash paid for property, plant and equipment, excluding acquisitions, for the three months ended March 31, 2008, was $35.8 million. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve the Company’s cost structure.

For the fiscal year 2008, the Company expects to incur capital investments ranging from $150 million to $175 million. However, total capital investments will depend on the size and timing of growth related opportunities. The Company’s principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund the Company’s ongoing operations and its foreseeable capital requirements.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of March 31, 2008, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. The Company had letter of credit agreements outstanding in the amount of $11.0 million as of March 31, 2008, and December 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007, which resulted in an increase in the Company’s other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in the Company’s non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (See Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion). The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements as it relates to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract–by–contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(Revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. The Company expects SFAS 141(R) will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2007. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2007.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,871.3 million and $1,875.7 million at March 31, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,722.8 million and $1,875.7 million at March 31, 2008, and December 31, 2007, respectively. The Company’s fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $656.8 million and $658.7 million at March 31, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $571.8 million and $588.8 million at March 31, 2008, and December 31, 2007, respectively.

Derivatives

The following table presents information for the Company’s interest rate collars, interest rate swaps and forward exchange contracts. The interest rate collars, interest rate swaps and foreign exchange contracts are accounted for as cash flow hedges. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company’s exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

	March 31, 2008	December 31, 2007
	(In thousands)
Collars:
Notional amount	$385,000	$385,000
Fair value - (liability)	(4,559)	(785)
Swaps:
Notional amount	—	275,000
Fair value - asset	—	78
Forward exchange contracts:
Notional amount	15,387	—
Fair value - asset	542	—

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007.

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

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting. The following describes the on-going changes to its internal control over financial reporting subsequent to December 31, 2007 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting:

1.	Actions taken to Remediate Financial Reporting Weaknesses

•

enhanced the oversight/review of the development of accounting estimates to ensure that the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates were consistent and accurate.

•

redefined ownership of and enhanced the oversight/review of account reconciliations to ensure that reconciliation documentation was consistent and that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

The Company believes that many of the financial reporting remediations have been implemented in the first quarter of 2008, however, it is unable to appropriately assess their effectiveness as testing has not been performed to validate their implementation.

2.	Plans to Remediate System Access/Segregation of Duties Weaknesses

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

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed in Item 4T (a) above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed.

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

Dated: May 9, 2008

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ Mark S. Burgess
Mark S. Burgess
Chief Operating Officer and Chief Financial Officer
(chief accounting officer and duly authorized officer)