Form 10-Q
period 2008-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2008-08-07
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,855	$18,314
Accounts receivable, net	277,446	247,953
Inventories	273,510	266,184
Deferred income taxes	7,081	7,520
Prepaid expenses and other current assets	54,774	40,698

Total current assets	665,666	580,669
Property, plant and equipment, net	1,238,094	1,242,418
Intangible assets, net	51,441	52,852
Goodwill	311,617	306,719
Other non-current assets	48,245	51,175

Total assets	$2,315,063	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$43,233	$45,695
Accounts payable	183,815	166,573
Accrued expenses and other current liabilities	186,278	184,559
Deferred revenue	34,066	25,024

Total current liabilities	447,392	421,851
Long-term debt	2,478,871	2,488,637
Deferred income taxes	28,172	25,778
Other non-current liabilities	87,459	84,964
Commitments and contingent liabilities (see Notes 12 and 13)
Partners’ capital (deficit):
General partners	(39,904)	(41,508)
Limited partners	(764,298)	(796,694)
Notes and interest receivable for ownership interests	(2,000)	(1,939)
Accumulated other comprehensive income	79,371	52,744

Total partners’ capital (deficit)	(726,831)	(787,397)

Total liabilities and partners’ capital (deficit)	$2,315,063	$2,233,833

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net sales	$688,244	$650,969	$1,357,647	$1,272,754
Cost of goods sold	580,703	552,766	1,157,002	1,094,391

Gross profit	107,541	98,203	200,645	178,363
Selling, general and administrative expenses	36,213	33,097	69,150	68,282
Asset impairment charges	—	—	15	—
Net loss on disposal of fixed assets	139	891	285	2,456

Operating income	71,189	64,215	131,195	107,625
Interest expense	42,181	52,110	93,015	107,994
Interest income	(178)	(133)	(327)	(294)
Other (income) expense, net	(514)	592	(1,335)	702

Income (loss) before income taxes	29,700	11,646	39,842	(777)
Income tax provision	1,392	6,515	7,776	9,707

Net income (loss)	$28,308	$5,131	$32,066	$(10,484)

Net income (loss) allocated to general partners	$1,415	$257	$1,603	$(524)
Net income (loss) allocated to limited partners	$26,893	$4,874	$30,463	$(9,960)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$32,066	$(10,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,756	101,684
Amortization of debt issuance fees	5,178	9,696
Net loss on disposal of fixed assets	285	2,456
Pension expense	1,253	1,500
Asset impairment charges	15	—
Stock compensation expense	1,933	294
Foreign currency transaction (gain) loss	(490)	889
Interest on receivable for ownership interests	(61)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(24,104)	(34,249)
Inventories	(3,422)	(9,243)
Prepaid expenses and other current assets	(4,948)	7,041
Other non-current assets	(3,736)	(4,994)
Accounts payable and accrued expenses	24,193	36,673
Pension contributions	(924)	(2,246)
Other non-current liabilities	2,358	12,389

Net cash provided by operating activities	117,352	111,356

Investing activities:
Cash paid for property, plant and equipment	(68,186)	(67,838)
Proceeds from sale of property, plant and equipment	692	1,043

Net cash used in investing activities	(67,494)	(66,795)

Financing activities:
Proceeds from issuance of long-term debt	234,066	554,781
Payment of long-term debt	(249,692)	(567,600)
Purchase of partnership units	—	(3,140)
Debt issuance fees	—	(4,500)

Net cash used in financing activities	(15,626)	(20,459)

Effect of exchange rate changes on cash and cash equivalents	309	218

Increase in cash and cash equivalents	34,541	24,320
Cash and cash equivalents at beginning of period	18,314	13,327

Cash and cash equivalents at end of period	$52,855	$37,647

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$92,710	$109,317
Cash paid for income taxes (net of refunds)	4,918	7,108
Non-cash investing activities:
Capital leases	2,302	533
Accruals for purchases of property, plant and equipment	11,012	22,859

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2007, is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” It is not expected that this Statement will result in a change in the Company’s current accounting practice.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008. During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At June 30, 2008, the Company had contracts for Canadian Dollars, Polish Zloty and Pound Sterling totalling $13.2 million. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized gain of $2.9 million and an unrealized loss of $2.2 million for the three months ended June 30, 2008 and 2007, respectively, and was an unrealized loss of $0.4 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2008, 66% is expected to be recognized in interest expense in the next twelve months.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

A summary of the changes in the options outstanding under the option plans for the six months ended June 30, 2008, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	1,446.4	$34,921
Granted(1)	356.7	36,747
Exercised	—	—
Forfeited (1)	(425.8)	45,562

Outstanding at June 30, 2008	1,377.3	$32,104	8.0	$16.9

Vested or expected to vest	1,113.9	$33,188	7.9	$12.5
Exercisable at June 30, 2008	535.5	$30,794	7.0	$7.3

(1)	Includes 291.7 options that had a weighted average exercise price of $51,579, which were cancelled and re-granted at an exercise price of $36,747.

In the first six months of 2008, the Company cancelled 291.7 options of approximately 125 employees that had a weighted average exercise price of $51,579 and re-granted 291.7 options at an exercise price of $36,747, which was the Company’s fair value on March 7, 2008. As a result, the Company will incur incremental compensation expense of approximately $1.1 million over the four year vesting period of the re-granted options. The incremental expense recorded during the six months ended June 30, 2008, was $0.4 million, including $0.3 million related to the acceleration of vesting upon the termination of employment of the Company’s former Chief Operating Officer on April 30, 2008.

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

Accounts receivable, net are presented net of an allowance for doubtful accounts of $6.0 million and $5.7 million at June 30, 2008, and December 31, 2007, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3.	Concentration of Credit Risk

For the six months ended June 30, 2008 and 2007, respectively, 71.2% and 73.8% of the Company’s net sales were generated by its top twenty customers. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2008 and 2007. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 14.9% and 15.6% of total sales for the six months ended June 30, 2008 and 2007, respectively.

The Company had $176.5 million and $148.5 million of accounts receivable from its top twenty customers as of June 30, 2008, and December 31, 2007, respectively. The Company had $34.8 million and $24.3 million of accounts receivable from PepsiCo as of June 30, 2008, and December 31, 2007, respectively.

4.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$183,356	$188,236
Raw materials	90,154	77,948

Total	$273,510	$266,184

5.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives (in years)	June 30, 2008	December 31, 2007
		(In thousands)
Land		$42,097	$45,560
Buildings and improvements	7-31.5	238,988	239,914
Machinery and equipment	3-15	1,884,926	1,804,497
Construction in progress		79,365	91,413

Property, plant and equipment		2,245,376	2,181,384
Less: accumulated depreciation and amortization		1,007,282	938,966

Property, plant and equipment, net		$1,238,094	$1,242,418

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended June 30, 2008 and 2007, was $42.2 million and $49.3 million, respectively, and for the six months ended June 30, 2008 and 2007, was $84.3 million and $96.4 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the six months ended June 30, 2008 and 2007, was $2.4 million and $2.6 million, respectively.

The Company closed its plant located in Edison, New Jersey in the first half of 2008. The land and buildings at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such have been reclassified from property, plant and equipment to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2008.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2008, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$25,364	$(6,859)	$18,505	11 years
Customer relationships	37,086	(4,850)	32,236	18 years
Licensing agreements	601	(275)	326	1 year
Non-compete agreement	1,500	(1,126)	374	5 years

Total	$64,551	$(13,110)	$51,441

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

Amortization expense for the six months ended June 30, 2008 and 2007, was $2.8 million and $3.8 million, respectively. Remaining estimated aggregate amortization expense for 2008 is $2.8 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2009	5,000
2010	4,700
2011	4,600
2012	4,600
2013	4,400

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2007	$286,295	$18,607	$1,817	$306,719
Foreign currency translation adjustments	2,391	2,379	128	4,898

Balance at June 30, 2008	$288,686	$20,986	$1,945	$311,617

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Accrued employee compensation and benefits	$61,075	$68,409
Accrued interest	27,197	32,069
Accrued sales allowance	33,369	29,622
Other	64,637	54,459

	$186,278	$184,559

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the six months ended June 30, 2008, the Company recognized severance expense in the United States of $1.8 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 89 of whom were terminated by June 30, 2008. The total expected severance expense related to this plant closure is approximately $2.1 million. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 59 employees, all of whom were terminated by June 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2008. The Company also recognized severance expense in France of $1.9 million (reflected in selling, general and administrative expenses) related to the severing of 14 employees, eleven of whom were terminated as of June 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 46 employees, all of whom were terminated by June 30, 2008. All of the cash payments for these termination benefits have been made as of June 30, 2008. The Company also recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million (reflected in selling, general and administrative expenses) related to the severing of 16 employees. All of the cash payments for these termination benefits have been made as of June 30, 2008. The Company also recognized severance expense in France of $3.8 million (reflected in cost of goods sold) related to the severing of 37 employees. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2008.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. At June 30, 2008, $1.5 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2007	$6,762	$1,072	$7,834
Charged to expense during the year	2,067	1,951	4,018
Payments during the year	(4,125)	(711)	(4,836)
Foreign currency translation adjustments	—	84	84
Other adjustments	(42)	(270)	(312)

Balance at December 31, 2007	4,662	2,126	6,788
Charged to expense during the period	3,616	86	3,702
Payments during the period	(2,896)	(1,324)	(4,220)
Foreign currency translation adjustments	—	136	136
Other adjustments	(8)	—	(8)

Balance at June 30, 2008	$5,374	$1,024	$6,398

In addition to the above costs, as of December 31, 2006, the Company had accrued payments made on January 5, 2007, to the Company’s former Chief Executive Officer and Chief Financial Officer for the repurchase of all of their outstanding partnership units and options, pursuant to separation agreements dated as of December 3, 2006. The gross amount accrued as of December 31, 2006, and paid in 2007, was $3.4 million.

9.	Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Term loan	$1,851,562	$1,860,938
Revolving Credit Facility	—	—
Foreign and other revolving credit facilities	12,105	14,501
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	31,399	33,180
Other	2,038	713

	2,522,104	2,534,332
Less amounts classified as current	43,233	45,695

Total	$2,478,871	$2,488,637

The Company’s credit agreement consists of a term loan B to the Operating Company totaling $1,851.6 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of June 30, 2008, was $239.0 million (as reduced by $11.0 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the Revolving Credit Facility. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2008, the Company was in compliance with all covenants.

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

On January 1, 2008, the Company adopted SFAS 157, which did not have a significant impact on its financial statements. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative financial instruments	$—	$63	$—
Liabilities:
Derivative financial instruments	$—	$1,174	$—

The Company’s derivative financial instruments are interest rate collars based on LIBOR swap rates and forward exchange contracts, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

11.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of the acquisition in 2004 of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first six months of 2008, the valuation allowance decreased by $2.1 million.

The Company had $9.6 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of June 30, 2008, resulting primarily from related party interest free loans, related party technical assistance payments and related party administrative allocations in various non-U.S. subsidiaries of the Company and disallowed related party interest expense in various U.S. states and in certain non-U.S. subsidiaries. For the six months ended June 30, 2008, the Company recorded a net increase in UTB of $0.3 million, exclusive of interest and penalties, resulting from an increase of $1.1 million for tax positions taken in prior periods, a decrease of $1.2 million related to expired statutes of limitation on prior tax positions and an increase of $0.4 million for current year tax positions. Offsetting long-term deferred income tax assets at June 30, 2008, were $0.8 million. Upon adoption of FIN 48, the Company elected to treat interest and penalties related to taxes as a component of income tax expense. As of June 30, 2008, the Company had recorded additional UTB of $7.2 million related to interest and penalties. The Company expects that the UTB balance will decrease within the next twelve months by approximately $2.4 million as a result of expiring statutes of limitation. Approximately $11.2 million of UTB at June 30, 2008, if recognized, would impact the Company’s effective tax rate.

12.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $13.7 million and $27.5 million for the three and six months ended June 30, 2008, respectively, and $13.5 million and $27.6 million for the three and six months ended June 30, 2007, respectively.

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

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2008, and December 31, 2007, and the related condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007, and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,272	$2	$25,581	$—	$—	$52,855
Accounts receivable, net	—	91,552	99,755	86,139	—	—	277,446
Inventories	—	98,944	113,958	60,608	—	—	273,510
Deferred income taxes	—	—	2,690	4,391	—	—	7,081
Prepaid expenses and other current assets	—	7,301	23,454	24,019	—	—	54,774

Total current assets	—	225,069	239,859	200,738	—	—	665,666
Property, plant and equipment, net	—	482,180	435,102	320,812	—	—	1,238,094
Intangible assets, net	—	6,906	37,611	6,924	—	—	51,441
Goodwill	—	9,246	235,924	66,447	—	—	311,617
Net intercompany	—	1,159,772	—	—	—	(1,159,772)	—
Investment in subsidiaries	—	262,483	312,653	—	—	(575,136)	—
Other non-current assets	—	43,504	296	4,445	—	—	48,245

Total assets	$—	$2,189,160	$1,261,445	$599,366	$—	$(1,734,908)	$2,315,063

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$30,767	$286	$12,180	$—	$—	$43,233
Accounts payable	—	72,140	58,660	53,015	—	—	183,815
Accrued expenses and other current liabilities	—	87,867	37,718	60,693	—	—	186,278
Deferred revenue	—	20,878	7,954	5,234	—	—	34,066

Total current liabilities	—	211,652	104,618	131,122	—	—	447,392
Long-term debt	—	2,476,319	718	1,834	—	—	2,478,871
Deferred income taxes	—	302	12,102	15,768	—	—	28,172
Other non-current liabilities	—	40,629	15,066	31,764	—	—	87,459
Investment in subsidiaries	539,742	—	—	—	—	(539,742)	—
Net intercompany	187,089	—	932,888	39,795	—	(1,159,772)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(726,831)	(539,742)	196,053	379,083	—	(35,394)	(726,831)

Total liabilities and partners’ capital (deficit)	$—	$2,189,160	$1,261,445	$599,366	$—	$(1,734,908)	$2,315,063

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$290,680	$270,607	$151,111	$—	$(24,154)	$688,244
Cost of goods sold	—	238,203	239,473	127,181	—	(24,154)	580,703

Gross profit	—	52,477	31,134	23,930	—	—	107,541
Selling, general and administrative expenses	—	15,320	13,299	7,594	—	—	36,213
Asset impairment charges	—	—	—	—	—	—	—
Net loss (gain) on disposal of fixed assets	—	87	92	(40)	—	—	139

Operating income	—	37,070	17,743	16,376	—	—	71,189
Interest expense, net	—	25,281	15,280	1,442	—	—	42,003
Other expense (income), net	—	85	(163)	(436)	—	—	(514)
Equity in earnings of subsidiaries	(28,308)	(17,145)	(9,751)	—	—	55,204	—

Income (loss) before income taxes	28,308	28,849	12,377	15,370	—	(55,204)	29,700
Income tax provision	—	541	103	748	—	—	1,392

Net income (loss)	$28,308	$28,308	$12,274	$14,622	$—	$(55,204)	$28,308

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$585,092	$534,333	$288,102	$—	$(49,880)	$1,357,647
Cost of goods sold	—	486,817	475,777	244,288	—	(49,880)	1,157,002

Gross profit	—	98,275	58,556	43,814	—	—	200,645
Selling, general and administrative expenses	—	28,588	25,240	15,322	—	—	69,150
Asset impairment charges	—	3,262	(3,507)	260	—	—	15
Net (gain) loss on disposal of fixed assets	—	(727)	1,077	(65)	—	—	285

Operating income	—	67,152	35,746	28,297	—	—	131,195
Interest expense, net	—	55,571	34,124	2,993	—	—	92,688
Other expense (income), net	—	192	(820)	(707)	—	—	(1,335)
Equity in earnings of subsidiaries	(32,066)	(21,577)	(11,102)	—	—	64,745	—

Income (loss) before income taxes	32,066	32,966	13,544	26,011	—	(64,745)	39,842
Income tax provision	—	900	298	6,578	—	—	7,776

Net income (loss)	$32,066	$32,066	$13,246	$19,433	$—	$(64,745)	$32,066

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$61,577	$23,426	$32,349	$—	$—	$117,352

Investing activities:
Net cash paid for property, plant and equipment	—	(24,667)	(19,262)	(23,565)	—	—	(67,494)
Acqusition of/investment in a business, net of cash acquired	—	—	(4,025)	4,025	—	—	—

Net cash used in investing activities	—	(24,667)	(23,287)	(19,540)	—	—	(67,494)

Financing activities:
Proceeds from issuance of long-term debt	—	182,815	—	51,251	—	—	234,066
Payment of long-term debt	—	(196,268)	(139)	(53,285)	—	—	(249,692)

Net cash used in financing activities	—	(13,453)	(139)	(2,034)	—	—	(15,626)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	309	—	—	309

Increase in cash and cash equivalents	—	23,457	—	11,084	—	—	34,541
Cash and cash equivalents at beginning of period	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of period	$—	$27,272	$2	$25,581	$—	$—	$52,855

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$72,246	$26,714	$12,396	$—	$—	$111,356

Investing activities:
Net cash paid for property, plant and equipment	—	(29,183)	(26,225)	(11,387)	—	—	(66,795)
Acquisition of/investment in a business, net of cash acquired	—	(3,031)	—	3,031	—	—	—

Net cash used in investing activities	—	(32,214)	(26,225)	(8,356)	—	—	(66,795)

Financing activities:
Proceeds from issuance of long-term debt	—	527,775	—	27,006	—	—	554,781
Payment of long-term debt	—	(538,410)	(489)	(28,701)	—	—	(567,600)
Purchase of partnership units	—	(3,140)	—	—	—	—	(3,140)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)

Net cash used in financing activities	—	(18,275)	(489)	(1,695)	—	—	(20,459)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	218	—	—	218

Increase in cash and cash equivalents	—	21,757	—	2,563	—	—	24,320
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327

Cash and cash equivalents at end of period	$—	$23,213	$1	$14,433	$—	$—	$37,647

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$28,308	$5,131	$32,066	$(10,484)
Changes in fair value of derivatives, net of tax of $0 for all periods presented in 2008 and 2007	2,906	(2,311)	(404)	(5,164)
Change in amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of a tax provision of $19 for both the three and six months ended June 30, 2008 and $0 for both periods presented in 2007	191	83	474	(4,682)
Currency translation adjustments, net of a tax provision of $159 and $349 for the three and six months ended June 30, 2008, respectively, and $0 for both the three and six months ended June 30, 2007.	12,677	9,416	26,557	10,373

Comprehensive income (loss)	$44,082	$12,319	$58,693	$(9,957)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

16.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
				(In thousands)
Net sales (b) (c)	Three months ended June 30, 2008	$584,111	$80,412	$24,101	$(380)	$688,244
	Three months ended June 30, 2007	565,904	68,405	16,795	(135)	650,969
	Six months ended June 30, 2008	1,157,234	157,022	44,206	(815)	1,357,647
	Six months ended June 30, 2007	1,105,083	136,098	33,334	(1,761)	1,272,754

Operating income (loss)	Three months ended June 30, 2008	$63,194	$8,800	$(805)	$—	$71,189
	Three months ended June 30, 2007	57,610	5,531	1,074	—	64,215
	Six months ended June 30, 2008	116,702	14,781	(288)	—	131,195
	Six months ended June 30, 2007	95,473	10,345	1,807	—	107,625

Depreciation and amortization	Three months ended June 30, 2008	$37,045	$5,608	$1,323	$—	$43,976
	Three months ended June 30, 2007	45,101	5,634	1,219	—	51,954
	Six months ended June 30, 2008	73,944	11,253	2,559	—	87,756
	Six months ended June 30, 2007	88,324	10,947	2,413	—	101,684

Asset impairment charges	Three months ended June 30, 2008	$—	$—	$—	$—	$—
	Three months ended June 30, 2007	—	—	—	—	—
	Six months ended June 30, 2008	15	—	—	—	15
	Six months ended June 30, 2007	—	—	—	—	—

Interest expense, net	Three months ended June 30, 2008	$40,661	$826	$516	$—	$42,003
	Three months ended June 30, 2007	50,673	959	345	—	51,977
	Six months ended June 30, 2008	89,985	1,488	1,215	—	92,688
	Six months ended June 30, 2007	105,452	1,577	671	—	107,700

Other (income) expense, net	Three months ended June 30, 2008	$(271)	$(16)	$(227)	$—	$(514)
	Three months ended June 30, 2007	(11,896)	233	11	12,244	592
	Six months ended June 30, 2008	(578)	(204)	(553)	—	(1,335)
	Six months ended June 30, 2007	(11,776)	152	82	12,244	702

Income tax (benefit) provision	Three months ended June 30, 2008	$(810)	$2,226	$(24)	$—	$1,392
	Three months ended June 30, 2007	3,600	2,437	478	—	6,515
	Six months ended June 30, 2008	3,055	4,539	182	—	7,776
	Six months ended June 30, 2007	4,452	4,694	561	—	9,707

Identifiable assets (b) (c) (d)	As of June 30, 2008	$988,536	$197,459	$52,099	$—	$1,238,094
	As of December 31, 2007	1,014,642	182,497	45,279	—	1,242,418

Goodwill	As of June 30, 2008	$288,686	$20,986	$1,945	$—	$311,617
	As of December 31, 2007	286,295	18,607	1,817	—	306,719

Cash paid for property, plant and equipment	Six months ended June 30, 2008	$51,099	$11,478	$5,609	$—	$68,186
	Six months ended June 30, 2007	59,211	6,254	2,373	—	67,838

(a)	To eliminate intercompany transactions.
(b)

The Company’s net sales for Europe include countries having significant sales as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $17.1 million, $15.8 million, $13.8 million and $10.5 million, respectively, for the three months ended June 30, 2008, and approximately $14.8 million, $13.8 million, $10.9 million and $9.7 million, respectively, for

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

the three months ended June 30, 2007. The Company’s net sales for Europe include countries having significant sales as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $33.2 million, $31.5 million, $27.3 million and $20.2 million, respectively, for the six months ended June 30, 2008, and approximately $30.6 million, $27.2 million, $22.9 million and $17.8 million, respectively, for the six months ended June 30, 2007. The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $52.3 million, $38.6 million, $36.3 million and $32.5 million, respectively, as of June 30, 2008, and $46.7 million, $38.3 million, $33.0 million and $30.1 million, respectively, as of December 31, 2007.

(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $40.4 million and $34.9 million for the three months ended June 30, 2008 and 2007, respectively, and $74.5 million and $69.2 million for the six months ended June 30, 2008 and 2007, respectively. Identifiable assets in Mexico totaled approximately $67.5 million and $59.7 million as of June 30, 2008, and December 31, 2007, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Food and Beverage	$425,786	$410,118	$842,486	$785,468
Household	124,446	124,073	248,763	255,566
Automotive Lubricants	89,668	66,532	171,775	130,725
Personal Care/Specialty	48,344	50,246	94,623	100,995

Total Net Sales	$688,244	$650,969	$1,357,647	$1,272,754

17.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended June 30,		Six Moths Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$703	$772	$1,407	$1,538
Interest cost	1,414	1,306	2,829	2,604
Expected return on plan assets	(1,682)	(1,514)	(3,365)	(3,019)
Net amortization and deferral of prior service costs	218	215	436	429
Employee contributions	(27)	(26)	(54)	(52)

Net periodic pension cost	$626	$753	$1,253	$1,500

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $5.9 million to its pension plans in 2008. As of June 30, 2008, $0.9 million of contributions to its pension plans have been made.

The Company recognized $2.1 million of expense for its 401(k) plans in the second quarter of each of 2008 and 2007, and $4.2 million of expense for its 401(k) plans in the first half of each of 2008 and 2007.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

18.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.3 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. The Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded $1.3 million of expense for these services for each of the three months ended June 30, 2008 and 2007, and $2.5 million of expense for these services for each of the six months ended June 30, 2008 and 2007. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

At June 30, 2008, the Company had loans outstanding to certain management employees for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.0 million as of June 30, 2008, and $1.9 million as of December 31, 2007, are reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

On behalf of Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (the “Blackstone Investors”), the Company made payments to the Company’s former Chief Executive Officer and Chief Financial Officer on January 5, 2007 for its repurchase of all of their outstanding partnership units, pursuant to separation agreements dated as of December 3, 2006. As a result of these payments, the Blackstone Investors became the owners of the partnership units and owe the Company $4.2 million. This receivable is reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

19.	Subsequent Event

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including a wholly-owned subsidiary of the Company, GPC Capital Corp. II (“CapCoII” or “GPC”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions including an IPO Reorganization, HACI’s stockholders will acquire a majority of the outstanding common stock of GPC and GPC will own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

Under the terms of the Purchase Agreement:

•

HACI will purchase an aggregate of 54.4 million of newly registered shares of GPC common stock (including the earnout shares defined below) from the Sellers for an aggregate purchase price of $350.0 million in cash. Such shares of GPC common stock will be distributed to holders of HACI common stock on a one-for-one basis. 2.8 million shares of HACI common stock that are held by HACI’s founder will be converted into shares of GPC common stock that will not have any voting or economic rights unless certain post-closing GPC common stock trading price targets are met by September 28, 2012 (the “earnout shares”);

•

GPC will issue up to an additional 16.6 million shares to the stockholders of HACI, less the number of shares of HACI common stock that are converted into the right to receive cash pursuant to conversion rights in accordance with HACI’s amended and restated certificate of incorporation, in exchange for all then-remaining cash in HACI (after payment of expenses and discharge of liabilities);

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

•

The Sellers will retain 33.0 million shares of GPC common stock and may be entitled to receive additional shares of GPC common stock based on a net debt closing adjustment provided for in the Purchase Agreement;

•

Outstanding warrants to acquire shares of HACI common stock will become entitled to acquire the same number of shares of GPC common stock on the same terms and conditions as the existing warrants; except that 2.8 million warrants that are held by the sponsor of HACI will be converted into warrants to acquire shares of GPC common stock with an exercise price of $10 per share and an expiration date of September 28, 2012 and would not become exercisable unless certain post-closing GPC common stock trading price targets are met;

•

The Sellers will receive an aggregate of 2.8 million warrants to purchase shares of GPC common stock with an exercise price of $7.50 per share and an expiration date of September 28, 2012 that do not become exercisable unless certain post-closing GPC common stock trading price targets are met; and

•

Unexercised options issued by the Company to certain employees will be converted into options to purchase GPC common stock based on an exchange ratio determined in accordance with the Purchase Agreement and the vesting of certain options will be accelerated.

Assuming no conversion of HACI common stock into the right to receive cash or exercise of warrants, HACI’s existing public stockholders, together with certain related parties, will own approximately 68% of GPC’s voting common stock outstanding after the completion of the Transaction and the Sellers will own approximately 32% of GPC’s common stock outstanding after the completion of the Transaction. The Blackstone Investors will remain in the aggregate GPC’s largest stockholder.

The Company has determined that this transaction would be reported as a business combination, and that HACI will be deemed the accounting acquirer, as defined by SFAS 141, “Business Combinations.” Additionally, the transaction has been structured to preserve the Company’s existing debt structure; and management does not believe that this transaction will result in a breach, or result in a default under, the Company’s existing credit facilities or constitute a “change of control” under the indentures of the Company’s existing senior and senior subordinated notes issues.

The Company expects to complete this transaction in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2007. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of June 2008, we operated 83 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

Management believes that critical success factors to our business are our ability to:

•	develop proprietary technologies that provide a meaningful competitive advantage in the marketplace;

•	maintain relationships with and serve the complex packaging demands of our customers which include some of the world’s largest branded consumer products companies;

•	participate in growth opportunities associated with the conversion of packaging products from glass, metal and paper to plastic; and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years we have experienced an overall mix shift toward smaller containers. Based on internal estimates, management believes we are a leader in the value-added segment for hot-fill polyethylene terephthalate (“PET”) juice containers. Management also believes we are a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins. From the beginning of 2005 through June 30, 2008, we have invested over $455.0 million in capital expenditures, including acquisitions, in the food and beverage product category.

Growth in our household container product category was fueled in prior years by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Powdered products are typically packaged in paper-based containers such as fiber wound cans and paperboard cartons. Our strongest position is in fabric care, where management believes we are a leader in plastic container design and manufacture. It should be noted the fabric care industry is now offering some brands in a concentrated formula which management believes will negatively impact sales in this product category by $50.0 million to $70.0 million on an annual basis. We have continually upgraded our machinery, principally in the United States, to new, larger, more productive blow molders in order to standardize production lines, improve flexibility and reduce manufacturing costs.

Our North American one-quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 10% per year from 2005 through 2007 as the product category migrated towards the quick-lube market and larger multi-quart packages. Although we produce multi-quart containers, these sales only partially offset the loss in sales of one-quart containers.

Our personal care/specialty product category is driven by new product launch and re-launch cycles of our customers. Based on the volume of our sales to many major suppliers of personal care/specialty products, management believes we are among the leading suppliers in this product category which includes products for the hair care, skin care, oral care and specialty markets. Management believes that our leading supply position results from our commitment to and reputation in new product development and flexible manufacturing processes and operations.

As of June 30, 2008, we operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of a new plant in each of Brazil and the Netherlands, as well as the acquisition of the blow-molded plastic container business of Owens-Illinois Inc. (“O-I Plastic”), which included the addition of plants in Finland, Mexico, the Netherlands, the United Kingdom and Venezuela, and the acquisition of certain plants in Brazil, Belgium and Turkey from Tetra-Pak Inc. on March 24, 2005.

For the six months ended June 30, 2008, 71.2% of our net sales were generated by our top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance represents customers with whom we have been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us. We had sales to one customer, PepsiCo, which exceeded 10% of total sales for the six months ended June 30, 2008 and 2007. Our sales to PepsiCo, approximately 100% of which were made in North America, were 14.9% and 15.6% of total sales for the six months ended June 30, 2008 and 2007, respectively.

The largest component of our cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PET	$0.93	$0.82	$0.91	$0.80
HDPE	$0.91	$0.70	$0.88	$0.67

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with our agreements with these customers and industry practice. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to plastic containers.

Holdings and Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary (the “Operating Company”), as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of O-I Plastic are corporations and are subject to U.S. federal and state income taxes. Our foreign operations are subject to tax in their local jurisdictions.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in millions)
North America	$583.8	84.8%	$565.8	86.9%	$1,156.5	85.2%	$1,104.8	86.8%
Europe	80.3	11.7	68.4	10.5	156.9	11.6	134.6	10.6
South America	24.1	3.5	16.8	2.6	44.2	3.2	33.4	2.6

Total Net Sales	$688.2	100.0%	$651.0	100.0%	$1,357.6	100.0%	$1,272.8	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Dollars in millions)
Food and Beverage	$425.8	61.9%	$410.1	63.0%	$842.4	62.1%	$785.5	61.7%
Household	124.4	18.1	124.1	19.1	248.8	18.3	255.6	20.1
Automotive Lubricants	89.7	13.0	66.5	10.2	171.8	12.7	130.7	10.3
Personal Care/Specialty	48.3	7.0	50.3	7.7	94.6	6.9	101.0	7.9

Total Net Sales	$688.2	100.0%	$651.0	100.0%	$1,357.6	100.0%	$1,272.8	100.0%

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended June 30,
	2008	2007	% Increase/ (Decrease)
	(Dollars in millions)
Net sales	$688.2	$651.0	5.7%
Cost of goods sold	580.7	552.8	5.0

Gross profit	107.5	98.2	9.5
% of net sales (1)	15.6%	15.1%
Selling, general and administrative expenses	36.2	33.1	9.4
% of net sales (1)	5.3%	5.1%
Net loss on disposal of fixed assets	0.1	0.9	(88.9)

Operating income	71.2	64.2	10.9
% of net sales (1)	10.3%	9.9%
Interest expense	42.2	52.1	(19.0)
Interest income	(0.2)	(0.1)	100.0
Other (income) expense, net	(0.5)	0.6	> 100.0
Income tax provision	1.4	6.5	(78.5)

Net income	$28.3	$5.1	> 100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended June 30, 2008, increased $37.2 million, or 5.7%, from the three months ended June 30, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 3.3%. On a geographic basis, sales for the three months ended June 30, 2008, in North America increased $18.0 million, or 3.2%, from the three months ended June 30, 2007, primarily due to an increase in resin costs which are passed through to customers, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. North American sales in the food and beverage and automotive lubricants product categories contributed $7.9 million and $19.6 million, respectively, to the increase, while the household and personal care/specialty product categories decreased $6.6 million and $2.9 million, respectively. Container units sold in North America increased in the automotive lubricants product category by 5.1% and decreased in the food and beverage, household and personal care/specialty product categories by 2.7%, 6.5% and 8.4%, respectively. Sales for the three months ended June 30, 2008, in Europe increased $11.9 million, or 17.4%, from the three months ended June 30, 2007. The increase in sales was primarily due to currency conversion of $11.7 million. Sales for the three months ended June 30, 2008, in South America increased $7.3 million, or 43.5%, from the three months ended June 30, 2007. The increase in sales was primarily due to currency conversion of $3.1 million and an increase in resin costs which are passed through to customers.

Gross Profit. Gross profit for the three months ended June 30, 2008, increased $9.3 million, or 9.5%, from the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008, increased in North America and Europe by $6.8 million and $3.8 million, respectively, while South America decreased by $1.3 million, when compared to the three months ended June 30, 2007. The overall increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower depreciation and amortization expense of $7.8 million and a weakening of the dollar against the euro and other currencies of $4.2 million, partially offset by higher project startup costs (primarily costs associated with the startup of equipment and new plants) of $1.5 million and price reductions referred to above.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008, increased $3.1 million, or 9.4%, from the three months ended June 30, 2007. The increase was primarily due to an increase in severance and stock-based compensation costs related to the termination of employment of our former Chief Operating Officer, professional fees related to the pending acquisition (as further described in “—Subsequent Event”) and a weakening of the dollar against the euro and other currencies, partially offset by a decrease in consulting expenses and ongoing expense reduction efforts.

Interest Expense. Interest expense for the three months ended June 30, 2008, decreased $9.9 million from the three months ended June 30, 2007. The decrease was primarily related to a decrease in interest rates (average 90-day LIBOR decreased from 5.4% for the three months ended June 30, 2007 to 2.8% for the three months ended June 30, 2008).

Income Tax Provision. Income tax provision for the three months ended June 30, 2008 decreased $5.1 million from the three months ended June 30, 2007. The decrease was primarily related to a decrease in unrecognized tax benefits associated with intercompany transactions in Mexico, a decrease in valuation allowances placed on Mexico deferred tax assets and a decrease in tax on repatriation of unremitted earnings to the U.S.

Net Income. Primarily as a result of the factors discussed above, net income was $28.3 million for the three months ended June 30, 2008, compared to net income of $5.1 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Six Months Ended June 30,
	2008	2007	% Increase/ (Decrease)
	(Dollars in millions)
Net sales	$1,357.6	$1,272.8	6.7%
Cost of goods sold	1,157.0	1,094.4	5.7

Gross profit	200.6	178.4	12.4
% of net sales (1)	14.8%	14.0%
Selling, general and administrative expenses	69.1	68.3	1.2
% of net sales (1)	5.1%	5.4%
Net loss on disposal of fixed assets	0.3	2.5	(88.0)

Operating income	131.2	107.6	21.9
% of net sales (1)	9.7%	8.5%
Interest expense	93.0	108.0	(13.9)
Interest income	(0.3)	(0.3)	—
Other (income) expense, net	(1.4)	0.7	> 100.0
Income tax provision	7.8	9.7	(19.6)

Net income (loss)	$32.1	$(10.5)	> 100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the six months ended June 30, 2008, increased $84.8 million, or 6.7%, from the six months ended June 30, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 2.1%. On a geographic basis, sales for the six months ended June 30, 2008, in North America increased $51.7 million, or 4.7%, from the six months ended June 30, 2007, primarily due to an increase in resin costs which are passed through to customers, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. North American sales in the food and beverage and automotive lubricants product categories contributed $40.6 million and $34.9 million, respectively, to the increase, while the household and personal care/specialty product categories decreased $16.4 million and $7.4 million, respectively. Container units sold in North America increased in the automotive lubricants product category by 3.3% and decreased in the household and personal care/specialty product categories by 10.0% and 10.4%, respectively, while the food and beverage product category remained flat. Sales for the six months ended June 30, 2008, in Europe increased $22.3 million, or 16.6%, from the six months ended June 30, 2007. The increase in sales was primarily due to currency conversion of $21.9 million. Sales for the six months ended June 30, 2008, in South America increased $10.8 million, or 32.3%, from the six months ended June 30, 2007. The increase in sales was primarily due to currency conversion of $5.7 million.

Gross Profit. Gross profit for the six months ended June 30, 2008, increased $22.2 million, or 12.4%, from the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2008, increased in North America and Europe by $17.6 million and $5.9 million, respectively, while South America decreased by $1.3 million, when compared to the six months ended June 30, 2007. The overall increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower depreciation and amortization expense of $13.7 million and a weakening of the dollar against the euro and other currencies of $7.5 million, partially offset by price reductions referred to above.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008, increased $0.8 million, or 1.2%, from the six months ended June 30, 2007. The increase was primarily due to an increase in severance costs related to the termination of employment of our former Chief Operating Officer, an increase in stock-based compensation expense, a weakening of the dollar against the euro and other currencies and professional fees related to the pending acquisition (as further described in “—Subsequent Event”), partially offset by a decrease in consulting expenses and ongoing expense reduction efforts.

Interest Expense. Interest expense for the six months ended June 30, 2008, decreased $15.0 million from the six months ended June 30, 2007. The decrease was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to our Credit Agreement and a decrease in interest rates (average 90-day LIBOR decreased from 5.4% for the six months ended June 30, 2007 to 3.0% for the six months ended June 30, 2008).

Income Tax Provision. Income tax provision for the six months ended June 30, 2008 decreased $1.9 million from the six months ended June 30, 2007. The decrease was primarily related to a decrease in unrecognized tax benefits associated with intercompany transactions in Mexico, a decrease in valuation allowances placed on Mexico deferred tax assets and a decrease in tax on repatriation of unremitted earnings to the U.S. These decreases were partially offset by income tax benefits recorded during the first quarter of 2007 associated with a 2004 Internal Revenue Service audit for the Company’s U.S. corporate group.

Net Income (Loss). Primarily as a result of the factors discussed above, net income was $32.1 million for the six months ended June 30, 2008, compared to net loss of $10.5 million for the six months ended June 30, 2007.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Subject to market conditions, we price our products in our foreign operations in local currencies. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Included in other (income) expense, net were foreign exchange gains of $0.5 million for the three months ended June 30, 2008, foreign exchange losses of $0.6 million for the three months ended June 30, 2007, foreign exchange gains of $1.4 million for the six months ended June 30, 2008, and foreign exchange losses of $0.7 million for the six months ended June 30, 2007.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $12.7 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively, increased comprehensive income by $26.6 million for the six months ended June 30, 2008, and decreased comprehensive loss by $10.4 million for the six months ended June 30, 2007.

Derivatives

During 2004, we entered into four interest rate swap agreements, under which we received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, we entered into three additional interest rate swap agreements, under which we received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008. During 2007, we entered into two interest rate collar agreements, which became effective in January 2008, under which we purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, we entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At June 30, 2008, we had contracts for Canadian Dollars, Polish Zloty and Pound Sterling totalling $13.2 million. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized gain of $2.9 million and an unrealized loss of $2.2 million for the three months ended June 30, 2008 and 2007, respectively, and was an unrealized loss of $0.4 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2008, 66% is expected to be recognized in interest expense in the next twelve months.

Liquidity and Capital Resources

In the six months ended June 30, 2008, through our operating activities of $117.4 million, we funded $67.5 million of investing activities and $15.6 million of financing activities.

Our credit agreement consists of a senior secured term loan in an aggregate principal amount of $1,851.6 million outstanding as of June 30, 2008 (the “Term Loan” or “Term Loan Facility”) and a $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7, 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of June 30, 2008, was $239.0 million (as reduced by $11.0 million of outstanding letters of credit). We expect to fund scheduled debt repayments from cash from operations and unused lines of credit. Substantially all unused lines of credit have no major restrictions and are provided under notes between the Company and the respective lending institution. As of June 30, 2008, we were in compliance with all covenants in the Credit Agreement.

As of June 30, 2008, we have outstanding $250.0 million in Senior Notes of the Operating Company and $375.0 million in Senior Subordinated Notes of the Operating Company (collectively “the Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At June 30, 2008, our total indebtedness was $2,522.1 million.

The Credit Agreement and the Indentures contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with many of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, these covenants restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. We may also be required to make annual excess cash flow payments as defined in the Credit Agreement. As of June 30, 2008, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the Indentures, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the Indentures. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net loss to covenant compliance EBITDA is as follows:

Reconciliation of net loss to EBITDA

Four Quarters Ended June 30, 2008
(In millions)
Net loss	$(163.5)
Interest income	(0.9)
Interest expense	195.6
Income tax provision	17.8
Depreciation and amortization	189.1

EBITDA	$238.1

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended June 30, 2008
(In millions)
EBITDA	$238.1
Asset impairment charges	157.9
Other non-cash charges (a)	19.2
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	34.8

Covenant compliance EBITDA	$455.0

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	We are required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended June 30, 2008
(In millions)
Reorganization and other costs (i)	$24.1
Project startup costs (ii)	10.7

$34.8

(i)	Represents non-recurring costs related to consulting expenses associated with restructuring of the business, employee severance, plant closure costs, professional fees related to the pending acquisition (as further described in “—Subsequent Event”), an aborted acquisition and other costs defined in the Credit Agreement.
(ii)	Represents non-recurring costs associated with project startups.

Under the applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended June 30, 2008, the Operating Company’s covenant compliance EBITDA was $455.0 million and the senior secured debt to covenant compliance EBITDA ratio was 4.05x. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.40x for the four quarters ended June 30, 2008.

Substantially all of our domestic subsidiaries’ tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	with respect to overhead, tax liabilities, legal, accounting and other professional fees and expenses; and

•

to fund purchases and redemptions of equity interests of Holdings or BMP/Graham Holdings Corporation held by then present or former officers or employees of Holdings, the Operating Company or their subsidiaries or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

We and our subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, subject to limitations in our debt agreements and in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash paid for property, plant and equipment, excluding acquisitions, for the six months ended June 30, 2008, was $68.2 million. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the fiscal year 2008, we expect to incur capital investments ranging from $150 million to $165 million. However, total capital investments will depend on the size and timing of growth related opportunities. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $11.0 million as of June 30, 2008, and December 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. We adopted FIN 48 effective January 1, 2007, which resulted in an increase in other non-current liabilities for unrecognized tax benefits of $10.0 million (including interest of $2.2 million and penalties of $4.8 million), an increase in non-current deferred tax assets of $5.2 million and a corresponding decrease in partners’ capital of $4.8 million.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. We adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (see Note 10 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion). We are currently in the process of assessing the impact of the adoption of SFAS 157 on our financial statements as it relates to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract–by–contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on our financial statements.

In December 2007, the FASB issued SFAS 141(Revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of our previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. We expect SFAS 141(R) will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption to have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently in the process of assessing the impact of the adoption of SFAS 161 on our financial statement disclosures.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” It is not expected that this Statement will result in a change in our current accounting practice.

Subsequent Event

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including a wholly-owned subsidiary of the Company, GPC Capital Corp. II (“CapCoII” or “GPC”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions including an IPO Reorganization, HACI’s stockholders will acquire a majority of the outstanding common stock of GPC and GPC will own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

Under the terms of the Purchase Agreement:

•

HACI will purchase an aggregate of 54.4 million of newly registered shares of GPC common stock (including the earnout shares defined below) from the Sellers for an aggregate purchase price of $350.0 million in cash. Such shares of GPC common stock will be distributed to holders of HACI common stock on a one-for-one basis. 2.8 million shares of HACI common stock that are held by HACI’s founder will be converted into shares of GPC common stock that will not have any voting or economic rights unless certain post-closing GPC common stock trading price targets are met by September 28, 2012 (the “earnout shares”);

•

GPC will issue up to an additional 16.6 million shares to the stockholders of HACI, less the number of shares of HACI common stock that are converted into the right to receive cash pursuant to conversion rights in accordance with HACI’s amended and restated certificate of incorporation, in exchange for all then-remaining cash in HACI (after payment of expenses and discharge of liabilities);

•

The Sellers will retain 33.0 million shares of GPC common stock and may be entitled to receive additional shares of GPC common stock based on a net debt closing adjustment provided for in the Purchase Agreement;

•

Outstanding warrants to acquire shares of HACI common stock will become entitled to acquire the same number of shares of GPC common stock on the same terms and conditions as the existing warrants; except that 2.8 million warrants that are held by the sponsor of HACI will be converted into warrants to acquire shares of GPC common stock with an exercise price of $10 per share and an expiration date of September 28, 2012 and would not become exercisable unless certain post-closing GPC common stock trading price targets are met;

•

The Sellers will receive an aggregate of 2.8 million warrants to purchase shares of GPC common stock with an exercise price of $7.50 per share and an expiration date of September 28, 2012 that do not become exercisable unless certain post-closing GPC common stock trading price targets are met; and

•

Unexercised options issued by the Company to certain employees will be converted into options to purchase GPC common stock based on an exchange ratio determined in accordance with the Purchase Agreement and the vesting of certain options will be accelerated.

Assuming no conversion of HACI common stock into the right to receive cash or exercise of warrants, HACI’s existing public stockholders, together with certain related parties, will own approximately 68% of GPC’s voting common stock outstanding after the completion of the Transaction and the Sellers will own approximately 32% of GPC’s common stock outstanding after the completion of the Transaction. The Blackstone Investors will remain in the aggregate GPC’s largest stockholder.

The Company has determined that this transaction would be reported as a business combination, and that HACI will be deemed the accounting acquirer, as defined by SFAS 141, “Business Combinations.” Additionally, the transaction has been structured to preserve the Company’s existing debt structure; and management does not believe that this transaction will result in a breach, or result in a default under, the Company’s existing credit facilities or constitute a “change of control” under the indentures of the Company’s existing senior and senior subordinated notes issues.

The Company expects to complete this transaction in the fourth quarter of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2007. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2007.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,865.3 million and $1,875.7 million at June 30, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,786.6 million and $1,875.7 million at June 30, 2008, and December 31, 2007, respectively. Our fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $656.8 million and $658.7 million at June 30, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $600.5 million and $588.8 million at June 30, 2008, and December 31, 2007, respectively. Based on the outstanding amount of our variable rate indebtedness at June 30, 2008, a one percentage point change in the interest rates for our variable rate indebtedness would impact interest expense by an aggregate of approximately $18.7 million, after taking into account the outstanding notional amount of our interest rate collar agreements at June 30, 2008.

Derivatives

The following table presents information for our interest rate collars, interest rate swaps and forward exchange contracts. The interest rate collars, interest rate swaps and foreign exchange contracts are accounted for as cash flow hedges. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of our exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

	June 30, 2008	December 31, 2007
	(In thousands)
Collars:
Notional amount	$385,000	$385,000
Fair value – (liability)	(655)	(785)
Swaps:
Notional amount	—	275,000
Fair value – asset	—	78
Forward exchange contracts:
Notional amount	13,242	—
Fair value – (liability)	(456)	—

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Management performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

a.	We did not maintain an effective control environment over financial reporting. Specifically, Management identified the following material weaknesses:

•

ineffective review/monitoring to ensure the completeness and accuracy of the key factors/inputs, calculations and methodologies/assumptions supporting accounting estimates, primarily in the area of asset impairments in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

•	ineffective review/monitoring of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

b.	We did not maintain an effective control environment over computer system access and segregation of duties. Specifically, Management identified the following material weakness:

•

certain personnel had incompatible duties or access to critical financial application programs and data that was beyond the requirements of their assigned responsibilities that could allow the creation, processing and review of financial data without independent review and/or authorization.

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. The following describes the on-going changes made to our internal control over financial reporting subsequent to December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

2.	Actions taken to remediate segregation of duties weaknesses involving inappropriate access to our information technology systems

•	We have implemented, and will continue to further implement, procedures to more closely limit user access to our information technology systems.

We plan to make additional changes to our personnel, policies, procedures and systems during 2008 in order to specifically address the deficiencies identified and strengthen our internal controls. While we believe that these remedial actions will result in correcting the material weaknesses in our internal control over financial reporting and system access/segregation of duties, the exact timing of when the conditions will be corrected is dependent upon future events.

(b)	Changes in Internal Controls

The changes that could materially affect or are reasonably likely to materially affect our internal control over financial reporting are discussed in Item 4T(a) above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 13 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed.

Item 6.	Exhibits

Exhibit 2.1	Equity purchase agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 9, 2008 (File No. 333-53603-03)).
Exhibit 3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).
Exhibit 3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).
Exhibit 10.1*	2008 Graham Packaging Holdings Company Management Option Plan.
Exhibit 10.2*	Side agreement to employment agreement between Graham Packaging Company, L.P. and Roger Prevot dated April 21, 2008.
Exhibit 10.3	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).
Exhibit 31.1*	Certification required by Rule 15d-14(a).
Exhibit 31.2*	Certification required by Rule 15d-14(a).
Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* — Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2008

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ William E. Hennessey
William E. Hennessey
Vice President and Corporate Controller
(chief accounting officer and duly authorized officer)

EXHIBIT LIST

Exhibit Number	Description of Exhibit
2.1	Equity purchase agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Company on July 9, 2008 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

10.1*	2008 Graham Packaging Holdings Company Management Option Plan.

10.2*	Side agreement to employment agreement between Graham Packaging Company, L.P. and Roger Prevot dated April 21, 2008.

10.3	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* — Filed herewith.