Form 10-Q
period 2008-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2008-11-06
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110,927	$18,314
Accounts receivable, net	239,972	247,953
Inventories	259,098	266,184
Deferred income taxes	3,697	7,520
Prepaid expenses and other current assets	51,470	40,698

Total current assets	665,164	580,669
Property, plant and equipment, net	1,180,584	1,242,418
Intangible assets, net	49,917	52,852
Goodwill	307,220	306,719
Other non-current assets	48,559	51,175

Total assets	$2,251,444	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$37,176	$45,695
Accounts payable	161,358	166,573
Accrued expenses and other current liabilities	198,526	184,559
Deferred revenue	28,471	25,024

Total current liabilities	425,531	421,851
Long-term debt	2,472,718	2,488,637
Deferred income taxes	21,025	25,778
Other non-current liabilities	86,390	84,964
Commitments and contingent liabilities (see Notes 13 and 14)
Partners’ capital (deficit):
General partners	(39,620)	(41,508)
Limited partners	(758,637)	(796,694)
Notes and interest receivable for ownership interests	(2,030)	(1,939)
Accumulated other comprehensive income	46,067	52,744

Total partners’ capital (deficit)	(754,220)	(787,397)

Total liabilities and partners’ capital (deficit)	$2,251,444	$2,233,833

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net sales	$665,573	$621,535	$2,023,220	$1,894,289
Cost of goods sold	565,353	534,362	1,722,355	1,628,754

Gross profit	100,220	87,173	300,865	265,535
Selling, general and administrative expenses	31,804	33,953	100,954	102,235
Asset impairment charges	11,807	1,238	11,821	1,238
Net loss on disposal of property, plant and equipment	5,330	7,767	5,615	10,222

Operating income	51,279	44,215	182,475	151,840
Interest expense	42,272	51,054	135,288	159,049
Interest income	(193)	(312)	(520)	(607)
Other expense (income), net	615	802	(720)	1,504

Income (loss) before income taxes	8,585	(7,329)	48,427	(8,106)
Income tax provision	2,898	6,062	10,674	15,769

Net income (loss)	$5,687	$(13,391)	$37,753	$(23,875)

Net income (loss) allocated to general partners	$284	$(670)	$1,888	$(1,194)
Net income (loss) allocated to limited partners	$5,403	$(12,721)	$35,865	$(22,681)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$37,753	$(23,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,136	152,836
Amortization of debt issuance fees	7,760	12,301
Net loss on disposal of property, plant and equipment	5,615	10,222
Pension expense	1,997	2,253
Asset impairment charges	11,821	1,238
Stock compensation expense	2,192	438
Foreign currency transaction loss	203	1,811
Interest on receivable for ownership interests	(91)	(75)
Changes in operating assets and liabilities:
Accounts receivable	7,388	(13,552)
Inventories	5,692	(2,489)
Prepaid expenses and other current assets	545	9,347
Other non-current assets	(7,928)	(6,781)
Accounts payable and accrued expenses	15,963	40,582
Pension contributions	(7,267)	(7,139)
Other non-current liabilities	1,928	16,461

Net cash provided by operating activities	216,707	193,578

Investing activities:
Cash paid for property, plant and equipment	(99,306)	(107,686)
Proceeds from sale of property, plant and equipment	3,299	3,668

Net cash used in investing activities	(96,007)	(104,018)

Financing activities:
Proceeds from issuance of long-term debt	296,564	617,944
Payment of long-term debt	(322,980)	(635,166)
Purchase of partnership units	—	(3,140)
Debt issuance fees	—	(4,500)

Net cash used in financing activities	(26,416)	(24,862)

Effect of exchange rate changes on cash and cash equivalents	(1,671)	678

Increase in cash and cash equivalents	92,613	65,376
Cash and cash equivalents at beginning of period	18,314	13,327

Cash and cash equivalents at end of period	$110,927	$78,703

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$119,144	$135,520
Cash paid for income taxes (net of refunds)	5,470	12,810
Non-cash investing activities:
Capital leases	2,196	2,324
Accruals for purchases of property, plant and equipment	11,500	19,258

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company (“Management”), all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2007, is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (see Note 11). The Company is currently in the process of assessing the impact of the adoption of SFAS 157 on its financial statements as it relates to its non-financial assets and liabilities.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption to have any impact on its financial statements.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective on November 15, 2008. The Company does not expect the adoption to have any impact on its financial statements.

Derivatives

During 2004, the Company entered into four interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, the Company entered into three additional interest rate swap agreements, under which the Company received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008, respectively. During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into four interest rate swap agreements which become effective in August 2009, under which the Company will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. During 2008, the Company entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At September 30, 2008, the Company had contracts for Canadian Dollars and Pound Sterling totalling $8.9 million and expiring within the next six months. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized loss of $1.4 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and was an unrealized loss of $1.8 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of September 30, 2008, 36% is expected to be recognized in interest expense in the next twelve months.

With respect to the cash flow hedges, the Company routinely considers the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. The Company has considered the recent market events in determining the impact, if any, of counterparty default on its cash flow hedges. The cash flow hedges that the Company currently has are with major banking institutions that have not, in Management’s opinion, been significantly impacted by the current market conditions. Accordingly, the Company has concluded that the likelihood of counterparty default is remote.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

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

A summary of the changes in the options outstanding under the option plans for the nine months ended September 30, 2008, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	1,446.4	$34,921
Granted (1)	356.7	36,747
Exercised	—	—
Forfeited (1)	(441.5)	45,244

Outstanding at September 30, 2008	1,361.6	$32,051	7.8	$23.7

Vested or expected to vest	1,098.2	$33,139	7.6	$17.9
Exercisable at September 30, 2008	534.7	$30,749	6.8	$10.0

(1)	Includes 291.7 options that had a weighted average exercise price of $51,579, which were cancelled and re-granted at an exercise price of $36,747.

In the first nine months of 2008, the Company cancelled 291.7 options of approximately 125 employees that had a weighted average exercise price of $51,579 and re-granted 291.7 options at an exercise price of $36,747, which was the Company’s fair value on March 7, 2008. As a result, the Company will incur incremental compensation expense of approximately $1.1 million over the four year vesting period of the re-granted options. The incremental expense recorded during the nine months ended September 30, 2008, was $0.4 million, including $0.3 million related to the acceleration of vesting upon the termination of employment of the Company’s former Chief Operating Officer on April 30, 2008.

On February 1, 2008, the Company extended the term for certain options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. No change was made to the number of options, nor the exercise price, and the options remained fully vested. This extension of the term was considered a modification under SFAS 123(R) which required a charge to expense in the first quarter of 2008 of $0.7 million for the difference between the fair value of the options after the modification and the fair value of the options before the modification.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

2.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $5.9 million and $5.7 million at September 30, 2008, and December 31, 2007, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3.	Concentration of Credit Risk

For the nine months ended September 30, 2008 and 2007, respectively, 70.7% and 71.3% of the Company’s net sales were generated by its top twenty customers. The Company had sales to one customer, PepsiCo, which exceeded 10% of total sales for the nine months ended September 30, 2008 and 2007. The Company’s sales to PepsiCo, approximately 100% of which were made in North America, were 13.8% and 14.3% of total sales for the nine months ended September 30, 2008 and 2007, respectively.

The Company had $138.4 million and $148.5 million of accounts receivable from its top twenty customers as of September 30, 2008, and December 31, 2007, respectively. The Company had $14.6 million and $24.3 million of accounts receivable from PepsiCo as of September 30, 2008, and December 31, 2007, respectively.

4.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$180,858	$188,236
Raw materials	78,240	77,948

Total	$259,098	$266,184

5.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives (in years)	September 30, 2008	December 31, 2007
		(In thousands)
Land		$40,983	$45,560
Buildings and improvements	7-31.5	234,011	239,914
Machinery and equipment	3-15	1,842,143	1,804,497
Construction in progress		58,997	91,413

Property, plant and equipment		2,176,134	2,181,384
Less: accumulated depreciation and amortization		995,550	938,966

Property, plant and equipment, net		$1,180,584	$1,242,418

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended September 30, 2008 and 2007, was $43.5 million and $48.9 million, respectively, and for the nine months ended September 30, 2008 and 2007, was $127.8 million and $145.3 million, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the nine months ended September 30, 2008 and 2007, was $3.2 million and $4.1 million, respectively.

The Company closed its plant located in Edison, New Jersey in the first half of 2008. The land and buildings at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such have been reclassified from property, plant and equipment to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2008.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2008, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$25,734	$(7,484)	$18,250	11 years
Customer relationships	36,291	(5,113)	31,178	18 years
Licensing agreements	601	(412)	189	1 year
Non-compete agreement	1,500	(1,200)	300	5 years

Total	$64,126	$(14,209)	$49,917

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

Amortization expense for the nine months ended September 30, 2008 and 2007, was $4.3 million and $5.8 million, respectively. Remaining estimated aggregate amortization expense for 2008 is $1.3 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2009	$5,000
2010	4,700
2011	4,600
2012	4,600
2013	4,500

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2007	$286,295	$18,607	$1,817	$306,719
Foreign currency translation adjustments	145	431	(75)	501

Balance at September 30, 2008	$286,440	$19,038	$1,742	$307,220

8.	Asset Impairment Charges

Due to changes in the ability to utilize certain assets in Brazil, Canada, Mexico and the United States in 2008 and the United States in 2007, the Company evaluated the recoverability of these assets. For these assets to be held and used, the Company determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. The majority of these assets were no longer in productive use and during the third quarters of 2008 and 2007 Management determined that the Company had no plans to redeploy these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $11.8 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $11.8 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Accrued employee compensation and benefits	$62,212	$68,409
Accrued interest	40,453	32,069
Accrued sales allowance	30,497	29,622
Other	65,364	54,459

	$198,526	$184,559

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the nine months ended September 30, 2008, the Company recognized severance expense in the United States of $2.0 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 105 of whom were terminated by September 30, 2008. The total expected severance expense related to this plant closure is approximately $2.1 million. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (reflected predominantly in selling, general and administrative expenses) in 2007, and increased the accrual in 2008 by $0.2 million, related to the severing of 59 employees, all of whom were terminated by September 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009. The Company also recognized severance expense in France of $1.9 million (reflected in selling, general and administrative expenses) in 2007, and reduced the accrual in 2008 by $0.2 million, related to the severing of 12 employees, eleven of whom were terminated as of September 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 46 employees, all of whom were

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

terminated by September 30, 2008. All of the cash payments for these termination benefits have been made as of September 30, 2008. The Company also recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million (reflected in selling, general and administrative expenses) related to the severing of 16 employees. All of the cash payments for these termination benefits have been made as of September 30, 2008. The Company also recognized severance expense in France of $3.8 million (reflected in cost of goods sold) related to the severing of 37 employees. All of the cash payments for these termination benefits have been made as of September 30, 2008.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. At September 30, 2008, $0.8 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2007	$6,762	$1,072	$7,834
Charged to expense during the year	2,067	1,951	4,018
Payments during the year	(4,125)	(711)	(4,836)
Foreign currency translation adjustments	—	84	84
Other adjustments	(42)	(270)	(312)

Balance at December 31, 2007	4,662	2,126	6,788
Charged to expense during the period	4,031	86	4,117
Payments during the period	(4,111)	(1,489)	(5,600)
Foreign currency translation adjustments	—	46	46
Other adjustments	(8)	(517)	(525)

Balance at September 30, 2008	$4,574	$252	$4,826

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

10.	Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Term loan	$1,846,875	$1,860,938
Revolving Credit Facility	—	—
Foreign and other revolving credit facilities	11,776	14,501
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	24,142	33,180
Other	2,101	713

	2,509,894	2,534,332
Less amounts classified as current	37,176	45,695

Total	$2,472,718	$2,488,637

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company’s credit agreement consists of a term loan B to the Operating Company totaling $1,846.9 million (the “Term Loan” or “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of September 30, 2008, was $239.2 million (as reduced by $10.8 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the Revolving Credit Facility. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 30, 2008, the Company was in compliance with all covenants.

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

The Company has outstanding $250.0 million in Senior Notes co-issued by the Operating Company and GPC Capital Corp. I (“CapCo I”) and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

11.	Fair Value Measurement

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative financial instruments	$—	$498	$—
Liabilities:
Derivative financial instruments	$—	$3,030	$—

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

The Company’s derivative financial instruments are interest rate collars and swaps based on LIBOR swap rates and forward exchange contracts, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

12.	Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries acquired as part of the acquisition in 2004 of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company previously established a valuation allowance with respect to certain deferred tax assets. During the first nine months of 2008, the valuation allowance decreased by $12.3 million, primarily as a result of changes in deferred tax liabilities.

The Company had $9.7 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of September 30, 2008, resulting primarily from related party interest free loans, related party technical assistance payments and related party administrative allocations in various non-U.S. subsidiaries of the Company and disallowed related party interest expense in various U.S. states and in certain non-U.S. subsidiaries. For the nine months ended September 30, 2008, the Company recorded a net increase in UTB of $0.5 million, exclusive of interest and penalties, resulting from an increase of $0.8 million for tax positions taken in prior periods, a decrease of $1.2 million related to expired statutes of limitation on prior tax positions and an increase of $0.9 million for current year tax positions. Offsetting long-term deferred income tax assets at September 30, 2008, were $0.8 million. Upon adoption of FIN 48, the Company elected to treat interest and penalties related to taxes as a component of income tax expense. As of September 30, 2008, the Company had recorded additional UTB of $7.0 million related to interest and penalties. The Company expects that the UTB balance will decrease within the next twelve months by approximately $2.3 million as a result of expiring statutes of limitation. Approximately $11.3 million of UTB at September 30, 2008, if recognized, would impact the Company’s effective tax rate.

13.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $13.0 million and $40.5 million for the three and nine months ended September 30, 2008, respectively, and $13.6 million and $41.2 million for the three and nine months ended September 30, 2007, respectively. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone Management Partners III L.L.C., respectively. See Note 19 for further discussion of the Company’s obligations under these monitoring agreements.

14.	Contingencies and Legal Proceedings

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

15.	Condensed Guarantor Data

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

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2008, and December 31, 2007, and the related condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007, and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$76,047	$1	$34,879	$—	$—	$110,927
Accounts receivable, net	—	85,748	71,530	82,694	—	—	239,972
Inventories	—	94,081	107,015	58,002	—	—	259,098
Deferred income taxes	—	—	—	3,697	—	—	3,697
Prepaid expenses and other current assets	—	8,810	18,720	23,940	—	—	51,470

Total current assets	—	264,686	197,266	203,212	—	—	665,164
Property, plant and equipment, net	—	466,935	420,173	293,476	—	—	1,180,584
Intangible assets, net	—	7,064	36,588	6,265	—	—	49,917
Goodwill	—	9,246	235,924	62,050	—	—	307,220
Net intercompany	—	1,125,858	—	—	—	(1,125,858)	—
Investment in subsidiaries	—	235,080	296,789	—	—	(531,869)	—
Other non-current assets	—	42,315	267	5,977	—	—	48,559

Total assets	$—	$2,151,184	$1,187,007	$570,980	$—	$(1,657,727)	$2,251,444

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$25,058	$269	$11,849	$—	$—	$37,176
Accounts payable	—	63,552	46,048	51,758	—	—	161,358
Accrued expenses and other current liabilities	—	103,125	37,804	57,597	—	—	198,526
Deferred revenue	—	16,234	6,839	5,398	—	—	28,471

Total current liabilities	—	207,969	90,960	126,602	—	—	425,531
Long-term debt	—	2,470,198	591	1,929	—	—	2,472,718
Deferred income taxes	—	302	6,170	14,553	—	—	21,025
Other non-current liabilities	—	39,846	15,347	31,197	—	—	86,390
Investment in subsidiaries	567,131	—	—	—	—	(567,131)	—
Net intercompany	187,089	—	905,723	33,046	—	(1,125,858)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(754,220)	(567,131)	168,216	363,653	—	35,262	(754,220)

Total liabilities and partners’ capital (deficit)	$—	$2,151,184	$1,187,007	$570,980	$—	$(1,657,727)	$2,251,444

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$290,620	$239,130	$152,431	$—	$(16,608)	$665,573
Cost of goods sold	—	240,587	214,879	126,495	—	(16,608)	565,353

Gross profit	—	50,033	24,251	25,936	—	—	100,220
Selling, general and administrative expenses	—	13,049	11,873	6,882	—	—	31,804
Asset impairment charges	—	7,190	4,283	334	—	—	11,807
Net loss on disposal of property, plant and equipment	—	3,122	2,194	14	—	—	5,330

Operating income	—	26,672	5,901	18,706	—	—	51,279
Interest expense, net	—	24,962	15,690	1,427	—	—	42,079
Other (income) expense, net	—	(70)	632	53	—	—	615
Equity in earnings of subsidiaries	(5,687)	(4,398)	(9,262)	—	—	19,347	—

Income (loss) before income taxes	5,687	6,178	(1,159)	17,226	—	(19,347)	8,585
Income tax provision	—	491	65	2,342	—	—	2,898

Net income (loss)	$5,687	$5,687	$(1,224)	$14,884	$—	$(19,347)	$5,687

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$875,713	$773,462	$440,534	$—	$(66,489)	$2,023,220
Cost of goods sold	—	727,406	690,655	370,783	—	(66,489)	1,722,355

Gross profit	—	148,307	82,807	69,751	—	—	300,865
Selling, general and administrative expenses	—	41,637	37,114	22,203	—	—	100,954
Asset impairment charges	—	10,452	777	592	—	—	11,821
Net loss (gain) on disposal of property, plant and equipment	—	2,395	3,271	(51)	—	—	5,615

Operating income	—	93,823	41,645	47,007	—	—	182,475
Interest expense, net	—	80,534	49,814	4,420	—	—	134,768
Other expense (income), net	—	121	(187)	(654)	—	—	(720)
Equity in earnings of subsidiaries	(37,753)	(25,976)	(20,369)	—	—	84,098	—

Income (loss) before income taxes	37,753	39,144	12,387	43,241	—	(84,098)	48,427
Income tax provision	—	1,391	364	8,919	—	—	10,674

Net income (loss)	$37,753	$37,753	$12,023	$34,322	$—	$(84,098)	$37,753

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$263,098	$246,005	$135,175	$—	$(22,743)	$621,535
Cost of goods sold	—	220,161	223,343	113,601	—	(22,743)	534,362

Gross profit	—	42,937	22,662	21,574	—	—	87,173
Selling, general and administrative expenses	—	12,093	14,966	6,894	—	—	33,953
Asset impairment charges	—	—	1,238	—	—	—	1,238
Net loss (gain) on disposal of property, plant and equipment	—	1,275	7,473	(981)	—	—	7,767

Operating income (loss)	—	29,569	(1,015)	15,661	—	—	44,215
Interest expense, net	—	29,588	19,843	1,311	—	—	50,742
Other expense (income), net	—	609	(365)	558	—	—	802
Equity in loss (earnings) of subsidiaries	13,391	14,976	(3,024)	—	—	(25,343)	—

(Loss) income before income taxes	(13,391)	(15,604)	(17,469)	13,792	—	25,343	(7,329)
Income tax (benefit) provision	—	(2,213)	2,497	5,778	—	—	6,062

Net (loss) income	$(13,391)	$(13,391)	$(19,966)	$8,014	$—	$25,343	$(13,391)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$795,741	$783,866	$384,443	$—	$(69,761)	$1,894,289
Cost of goods sold	—	665,383	704,283	328,849	—	(69,761)	1,628,754

Gross profit	—	130,358	79,583	55,594	—	—	265,535
Selling, general and administrative expenses	—	36,239	46,250	19,746	—	—	102,235
Asset impairment charges	—	—	1,238	—	—	—	1,238
Net loss (gain) on disposal of property, plant and equipment	—	3,015	8,501	(1,294)	—	—	10,222

Operating income	—	91,104	23,594	37,142	—	—	151,840
Interest expense, net	—	94,733	59,227	4,482	—	—	158,442
Other (income) expense, net	—	(11,245)	(656)	1,160	—	12,245	1,504
Equity in loss (earnings) of subsidiaries	23,875	31,558	(5,370)	—	—	(50,063)	—

(Loss) income before income taxes	(23,875)	(23,942)	(29,607)	31,500	—	37,818	(8,106)
Income tax (benefit) provision	—	(67)	1,257	14,579	—	—	15,769

Net (loss) income	$(23,875)	$(23,875)	$(30,864)	$16,921	$—	$37,818	$(23,875)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$91,076	$65,888	$59,743	$—	$—	$216,707
Investing activities:
Net cash paid for property, plant and equipment	—	(37,129)	(28,392)	(30,486)	—	—	(96,007)
Acquisition of/investment in a business, net of cash acquired	—	—	(4,025)	4,025	—	—	—
Intercompany investing activities	—	43,552	—	—	—	(43,552)	—

Net cash provided by (used in) investing activities	—	6,423	(32,417)	(26,461)	—	(43,552)	(96,007)

Financing activities:
Proceeds from issuance of long-term debt	—	217,402	—	79,162	—	—	296,564
Payment of long-term debt	—	(242,669)	(193)	(80,118)	—	—	(322,980)
Intercompany financing activities	—	—	(33,279)	(10,273)	—	43,552	—

Net cash used in financing activities	—	(25,267)	(33,472)	(11,229)	—	43,552	(26,416)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,671)	—	—	(1,671)

Increase (decrease) in cash and cash equivalents	—	72,232	(1)	20,382	—	—	92,613
Cash and cash equivalents at beginning of period	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of period	$—	$76,047	$1	$34,879	$—	$—	$110,927

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non-Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$125,269	$40,466	$27,843	$—	$—	$193,578

Investing activities:
Net cash paid for property, plant and equipment	—	(44,652)	(39,692)	(19,674)	—	—	(104,018)
Acquisition of/investment in a business, net of cash acquired	—	(4,331)	(651)	4,982	—	—	—

Net cash used in investing activities	—	(48,983)	(40,343)	(14,692)	—	—	(104,018)

Financing activities:
Proceeds from issuance of long-term debt	—	570,774	—	47,170	—	—	617,944
Payment of long-term debt	—	(588,397)	(122)	(46,647)	—	—	(635,166)
Purchase of partnership units	—	(3,140)	—	—	—	—	(3,140)
Debt issuance fees	—	(4,500)	—	—	—	—	(4,500)

Net cash (used in) provided by financing activities	—	(25,263)	(122)	523	—	—	(24,862)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	678	—	—	678

Increase in cash and cash equivalents	—	51,023	1	14,352	—	—	65,376
Cash and cash equivalents at beginning of period	—	1,456	1	11,870	—	—	13,327

Cash and cash equivalents at end of period	$—	$52,479	$2	$26,222	$—	$—	$78,703

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

16.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$5,687	$(13,391)	$37,753	$(23,875)
Changes in fair value of derivatives, net of tax of $0 for all periods presented in 2008 and 2007	(1,421)	(2,840)	(1,825)	(8,004)
Change in amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of a tax benefit of $85 and $66 for the three and nine months ended September 30, 2008, respectively, and $0 for both periods presented in 2007	(52)	103	422	(4,579)
Currency translation adjustments, net of a tax benefit of $440 and $91 for the three and nine months ended September 30, 2008, respectively, and $0 for both the three and nine months ended September 30, 2007	(31,831)	12,592	(5,274)	22,965

Comprehensive income (loss)	$(27,617)	$(3,536)	$31,076	$(13,493)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

17.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended September 30, 2008	$562,054	$77,219	$26,687	$(387)	$665,573
	Three months ended September 30, 2007	528,691	71,382	21,559	(97)	621,535
	Nine months ended September 30, 2008	1,719,288	234,241	70,893	(1,202)	2,023,220
	Nine months ended September 30, 2007	1,633,775	207,479	54,894	(1,859)	1,894,289

Operating income	Three months ended September 30, 2008	$39,886	$9,081	$2,312	$—	$51,279
	Three months ended September 30, 2007	34,560	8,505	1,150	—	44,215
	Nine months ended September 30, 2008	156,589	23,862	2,024	—	182,475
	Nine months ended September 30, 2007	130,033	18,850	2,957	—	151,840

Depreciation and amortization	Three months ended September 30, 2008	$38,491	$5,582	$1,306	$—	$45,379
	Three months ended September 30, 2007	44,396	5,752	1,004	—	51,152
	Nine months ended September 30, 2008	112,435	16,836	3,865	—	133,136
	Nine months ended September 30, 2007	132,721	16,698	3,417	—	152,836

Asset impairment charges	Three months ended September 30, 2008	$11,521	$—	$286	$—	$11,807
	Three months ended September 30, 2007	1,238	—	—	—	1,238
	Nine months ended September 30, 2008	11,535	—	286	—	11,821
	Nine months ended September 30, 2007	1,238	—	—	—	1,238

Interest expense, net	Three months ended September 30, 2008	$40,613	$780	$686	$—	$42,079
	Three months ended September 30, 2007	49,546	880	316	—	50,742
	Nine months ended September 30, 2008	130,598	2,269	1,901	—	134,768
	Nine months ended September 30, 2007	154,998	2,457	987	—	158,442

Other expense (income), net	Three months ended September 30, 2008	$825	$(269)	$59	$—	$615
	Three months ended September 30, 2007	904	(34)	(68)	—	802
	Nine months ended September 30, 2008	246	(473)	(493)	—	(720)
	Nine months ended September 30, 2007	(10,872)	117	15	12,244	1,504

Income tax (benefit) provision	Three months ended September 30, 2008	$(8)	$2,345	$561	$—	$2,898
	Three months ended September 30, 2007	3,360	2,302	400	—	6,062
	Nine months ended September 30, 2008	3,047	6,884	743	—	10,674
	Nine months ended September 30, 2007	7,812	6,996	961	—	15,769

Identifiable assets (b) (c) (d)	As of September 30, 2008	$955,668	$176,747	$48,169	$—	$1,180,584
	As of December 31, 2007	1,014,642	182,497	45,279	—	1,242,418

Goodwill	As of September 30, 2008	$286,440	$19,038	$1,742	$—	$307,220
	As of December 31, 2007	286,295	18,607	1,817	—	306,719

Cash paid for property, plant and equipment	Nine months ended September 30, 2008	$77,677	$13,142	$8,487	$—	$99,306
	Nine months ended September 30, 2007	90,198	12,275	5,213	—	107,686

(a)	To eliminate intercompany transactions.
(b)

The Company’s net sales for Europe include countries having significant sales as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $16.9 million, $15.3 million, $12.8 million and $11.5 million, respectively, for the three

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

months ended September 30, 2008, and approximately $14.7 million, $15.1 million, $11.3 million and $10.2 million, respectively, for the three months ended September 30, 2007. The Company’s net sales for Europe include countries having significant sales as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $50.0 million, $46.8 million, $40.1 million and $31.7 million, respectively, for the nine months ended September 30, 2008, and approximately $45.3 million, $42.3 million, $34.2 million and $28.1 million, respectively, for the nine months ended September 30, 2007. The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows: Poland, France, Rotselaar (Belgium) and Spain which totaled approximately $46.3 million, $33.9 million, $32.8 million and $28.9 million, respectively, as of September 30, 2008, and $46.7 million, $38.3 million, $33.0 million and $30.1 million, respectively, as of December 31, 2007.

(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $43.1 million and $36.4 million for the three months ended September 30, 2008 and 2007, respectively, and $117.7 million and $105.7 million for the nine months ended September 30, 2008 and 2007, respectively. Identifiable assets in Mexico totaled approximately $64.9 million and $59.7 million as of September 30, 2008, and December 31, 2007, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Food and Beverage	$401,438	$366,653	$1,243,924	$1,152,122
Household	130,717	130,712	379,480	386,278
Automotive Lubricants	86,732	71,389	258,506	202,114
Personal Care/Specialty	46,686	52,781	141,310	153,775

Total Net Sales	$665,573	$621,535	$2,023,220	$1,894,289

18.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended September 30,		Nine Moths Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic pension cost:
Service cost	$580	$777	$1,988	$2,314
Interest cost	1,406	1,311	4,235	3,915
Expected return on plan assets	(1,673)	(1,520)	(5,038)	(4,539)
Net amortization and deferral of prior service costs	216	216	653	642
Special benefits charge	239	—	239	—
Employee contributions	(26)	(27)	(80)	(79)

Net periodic pension cost	$742	$757	$1,997	$2,253

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $5.9 million to its pension plans in 2008. This amount was increased in the third quarter of 2008 due to the application of the Adjusted Funding Target Attainment Percentage for the U.S. defined benefit plans. As of September 30, 2008, $7.3 million of contributions to its pension plans have been made and the Company expects to make an additional $0.8 million of contributions in the fourth quarter of 2008.

The Company recognized $2.1 million and $2.2 million of expense for its 401(k) plans in the third quarters of 2008 and 2007, respectively, and $6.3 million and $6.4 million of expense for its 401(k) plans in the first nine months of 2008 and 2007, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

19.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.1 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Graham Family Investors and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded $1.3 million of expense for these services for each of the three month periods ended September 30, 2008 and 2007, and $3.8 million of expense for these services for each of the nine month periods ended September 30, 2008 and 2007. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

At September 30, 2008, the Company had loans outstanding to certain management employees for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.0 million as of September 30, 2008, and $1.9 million as of December 31, 2007, are reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

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

20.	Pending Transaction

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including a wholly-owned subsidiary of the Company, GPC Capital Corp. II (“CapCo II” or “GPC”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions including an IPO Reorganization, HACI’s stockholders will acquire a majority of the outstanding common stock of GPC and GPC will own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

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

•

GPC will issue up to an additional 16.6 million shares to the stockholders of HACI, less the number of shares of HACI common stock that are converted into the right to receive cash pursuant to conversion rights in accordance with HACI’s amended and restated certificate of incorporation, in exchange for all then-remaining cash in HACI (after payment of

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued

expenses and discharge of liabilities and which will be divided pro rata among all of the Sellers such that the Sellers maintain their proportionate levels of ownership in GPC);

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

The Company is currently evaluating the timing and status of the transaction.

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

Overview

We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of September 2008, we operated 83 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging from more commodity packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the industry’s continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, teas, yogurt drinks, snacks, beer and other food products. Since much of the growth in this area has been in the sale of smaller sized containers, over the past few years we have experienced an overall mix shift toward smaller containers. Based on internal estimates, management believes we are a leader in the value-added segment for hot-fill polyethylene terephthalate (“PET”) juice containers. Management also believes we are a leading participant in the rapidly growing market of yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins. From the beginning of 2005 through September 30, 2008, we have invested over $475.0 million in capital expenditures, including acquisitions, in the food and beverage product category.

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

Our North American one-quart motor oil container product category is in a mature industry. Unit volume in the one quart motor oil industry decreased approximately 10% per year from 2005 through 2007 as the product category migrated towards the quick-lube market and larger multi-quart packages. Although we produce multi-quart containers, these sales only partially offset any loss in sales of one-quart containers.

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

As of September 30, 2008, we operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Hungary, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of a new plant in each of Brazil and the Netherlands, as well as the acquisition of the blow-molded plastic container business of Owens-Illinois Inc. (“O-I Plastic”) in 2004, which included the addition of plants in Finland, Mexico, the Netherlands, the United Kingdom and Venezuela, and the acquisition of certain plants in Brazil, Belgium and Turkey from Tetra-Pak Inc. in 2005.

For the nine months ended September 30, 2008, 70.7% of our net sales were generated by our top twenty customers. The majority of the top twenty customers were under long-term contracts with terms up to ten years, while the balance represents customers with whom we have been doing business for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts are requirements contracts that do not obligate the customer to purchase any given amount of product from us. We had sales to one customer, PepsiCo, which exceeded 10% of total sales for the nine months ended September 30, 2008 and 2007. Our sales to PepsiCo, approximately 100% of which were made in North America, were 13.8% and 14.3% of total sales for the nine months ended September 30, 2008 and 2007, respectively.

The largest component of our cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PET	$0.96	$0.82	$0.92	$0.81
HDPE	$1.01	$0.76	$0.92	$0.70

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

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in millions)
North America	$561.7	84.4%	$528.6	85.1%	$1,718.2	84.9%	$1,633.4	86.2%
Europe	77.2	11.6	71.4	11.5	234.1	11.6	206.0	10.9
South America	26.7	4.0	21.5	3.4	70.9	3.5	54.9	2.9

Total Net Sales	$665.6	100.0%	$621.5	100.0%	$2,023.2	100.0%	$1,894.3	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Dollars in millions)
Food and Beverage	$401.5	60.3%	$366.6	59.0%	$1,243.9	61.5%	$1,152.1	60.8%
Household	130.7	19.7	130.7	21.0	379.5	18.7	386.3	20.4
Automotive Lubricants	86.7	13.0	71.4	11.5	258.5	12.8	202.1	10.7
Personal Care/Specialty	46.7	7.0	52.8	8.5	141.3	7.0	153.8	8.1

Total Net Sales	$665.6	100.0%	$621.5	100.0%	$2,023.2	100.0%	$1,894.3	100.0%

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Increase/ (Decrease)
	2008	2007
	(Dollars in millions)
Net sales	$665.6	$621.5	7.1%
Cost of goods sold	565.4	534.3	5.8

Gross profit	100.2	87.2	14.9
% of net sales (1)	15.1%	14.0%
Selling, general and administrative expenses	31.8	34.0	(6.5)
% of net sales (1)	4.8%	5.5%
Asset impairment charges	11.8	1.2	>100.0
Net loss on disposal of property, plant and equipment	5.3	7.8	(32.1)

Operating income	51.3	44.2	16.1
% of net sales (1)	7.7%	7.1%
Interest expense	42.3	51.0	(17.1)
Interest income	(0.2)	(0.3)	(33.3)
Other expense, net	0.6	0.8	(25.0)
Income tax provision	2.9	6.1	(52.5)

Net income (loss)	$5.7	$(13.4)	> 100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended September 30, 2008, increased $44.1 million, or 7.1%, from the three months ended September 30, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 2.9%. On a geographic basis, sales for the three months ended September 30, 2008, in North America increased $33.1 million, or 6.3%, from the three months ended September 30, 2007, primarily due to an increase in resin costs which are passed through to customers, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. North American sales in the food and beverage and automotive lubricants product categories contributed $26.6 million and $12.7 million, respectively, to the increase, while the household and personal care/specialty product categories decreased $2.0 million and $4.2 million, respectively. Container units sold in North America decreased in the food and beverage, household, automotive lubricants and personal care/specialty product categories by 0.9%, 0.2%, 6.0% and 14.1%, respectively. Sales for the three months ended September 30, 2008, in Europe increased $5.8 million, or 8.1%, from the three months ended September 30, 2007. The increase in sales was primarily due to currency conversion of $7.9 million. Sales for the three months ended September 30, 2008, in South America increased $5.2 million, or 24.2%, from the three months ended September 30, 2007. The increase in sales was primarily due to currency conversion of $2.8 million, an increase in volume and an increase in resin costs which are passed through to customers.

Gross Profit. Gross profit for the three months ended September 30, 2008, increased $13.0 million, or 14.9%, from the three months ended September 30, 2007. Gross profit for the three months ended September 30, 2008, increased in North America, Europe and South America by $9.8 million, $2.0 million and $1.2 million, respectively, when compared to the three months ended September 30, 2007. The overall increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower depreciation and amortization expense of $5.6 million, a weakening of the U.S. Dollar against the Euro and other currencies of $3.2 million and lower project startup costs (primarily costs associated with the startup of equipment and new plants) of $1.7 million, partially offset by an increase in expenses related to the rationalization of our plant network of $2.1 million and hurricane-related costs of $1.0 million and price reductions referred to above.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008, decreased $2.2 million, or 6.5%, from the three months ended September 30, 2007. The decrease was primarily due to a decrease in consulting expenses and employee severance and ongoing expense reduction efforts, partially offset by an increase in professional fees related to the pending acquisition (as further described in “ — Pending Transaction”) and a weakening of the U.S. Dollar against the Euro and other currencies.

Asset Impairment Charges. Due to changes in our ability to utilize certain assets in Brazil, Canada, Mexico and the United States in 2008 and the United States in 2007, we evaluated the recoverability of these assets. For these assets to be held and used, we determined that the undiscounted furture cash flows were below the carrying value of these long-lived assets. The majority of these assets were no longer in productive use and during the third quarters of 2008 and 2007 management determined that we had no plans to redeploy these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $11.8 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively.

Interest Expense. Interest expense for the three months ended September 30, 2008, decreased $8.7 million from the three months ended September 30, 2007. The decrease was primarily related to a decrease in interest rates (average 90-day LIBOR decreased from 5.4% for the three months ended September 30, 2007, to 2.9% for the three months ended September 30, 2008).

Income Tax Provision. Income tax provision for the three months ended September 30, 2008 decreased $3.2 million from the three months ended September 30, 2007. The decrease was primarily related to a decrease in deferred tax expense due to the issuance of additional guidance from the Mexican tax authorities on the utilization of prior year asset tax credits in Mexico which increased the subsidiary’s deferred tax assets. The decrease was partially offset by increases related to improved profitability in our Canadian and Belgian subsidiaries and an income tax benefit recorded during 2007 on repatriation of unremitted earnings to the U.S. due to a restructuring of our Polish subsidiary.

Net Income. Primarily as a result of the factors discussed above, net income was $5.7 million for the three months ended September 30, 2008, compared to a net loss of $13.4 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		% Increase/ (Decrease)
	2008	2007
	(Dollars in millions)
Net sales	$2,023.2	$1,894.3	6.8%
Cost of goods sold	1,722.3	1,628.8	5.7

Gross profit	300.9	265.5	13.3
% of net sales (1)	14.9%	14.0%
Selling, general and administrative expenses	101.0	102.2	(1.2)
% of net sales (1)	5.0%	5.4%
Asset Impairment charges	11.8	1.2	>100.0
Net loss on disposal of property, plant and equipment	5.6	10.3	(45.6)

Operating income	182.5	151.8	20.2
% of net sales (1)	9.0%	8.0%
Interest expense	135.3	159.0	(14.9)
Interest income	(0.5)	(0.6)	(16.7)
Other (income) expense, net	(0.8)	1.5	> 100.0
Income tax provision	10.7	15.8	(32.3)

Net income (loss)	$37.8	$(23.9)	> 100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the nine months ended September 30, 2008, increased $128.9 million, or 6.8%, from the nine months ended September 30, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 2.4%. On a geographic basis, sales for the nine months ended September 30, 2008, in North America increased $84.8 million, or 5.2%, from the nine months ended September 30, 2007, primarily due to an increase in resin costs which are passed through to customers, offset by lower volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. North American sales in the food and beverage and automotive lubricants product categories contributed $67.2 million and $47.6 million, respectively, to the increase, while the household and personal care/specialty product categories decreased $18.5 million and $11.5 million, respectively. Container units sold in North America increased in the automotive lubricants product category by 0.3% and decreased in the food and beverage, household and personal care/specialty product categories by 0.3%, 6.8% and 11.6%, respectively. Sales for the nine months ended September 30, 2008, in Europe increased $28.1 million, or 13.6%, from the nine months ended September 30, 2007. The increase in sales was primarily due to currency conversion of $29.8 million. Sales for the nine months ended September 30, 2008, in South America increased $16.0 million, or 29.1%, from the nine months ended September 30, 2007. The increase in sales was primarily due to currency conversion of $8.5 million, an increase in volume and an increase in resin costs which are passed through to customers.

Gross Profit. Gross profit for the nine months ended September 30, 2008, increased $35.4 million, or 13.3%, from the nine months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008, increased in North America and Europe by $27.5 million and $8.0 million, respectively, while South America decreased by $0.1 million, when compared to the nine months ended September 30, 2007. The overall increase in gross profit was driven by several factors including ongoing expense reduction initiatives, lower depreciation and amortization expense of $19.3 million and a weakening of the U.S. Dollar against the Euro and other currencies of $10.7 million, partially offset by an increase in expenses related to the rationalization of our plant network of $4.3 million and price reductions referred to above.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008, decreased $1.2 million, or 1.2%, from the nine months ended September 30, 2007. The decrease was primarily due to a decrease in consulting expenses and employee severance (excluding our former Chief Operating Officer) and ongoing expense reduction efforts, partially offset by an increase in professional fees related to the pending acquisition (as further described in “ — Pending Transaction”), an increase in severance costs related to the termination of employment of our former Chief Operating Officer, a weakening of the U.S. Dollar against the Euro and other currencies and an increase in stock-based compensation expense.

Asset Impairment Charges. Due to changes in our ability to utilize certain assets in Brazil, Canada, Mexico and the United States in 2008 and the United States in 2007, we evaluated the recoverability of these assets. For these assets to be held and used, we determined that the undiscounted furture cash flows were below the carrying value of these long-lived assets. The majority of these assets were no longer in productive use and during the third quarters of 2008 and 2007 management determined that we had no plans to redeploy these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, resulting in impairment charges of $11.8 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2008, decreased $23.7 million from the nine months ended September 30, 2007. The decrease was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007 amendment to our Credit Agreement and a decrease in interest rates (average 90-day LIBOR decreased from 5.4% for the nine months ended September 30, 2007, to 3.0% for the nine months ended September 30, 2008).

Income Tax Provision. Income tax provision for the nine months ended September 30, 2008 decreased $5.1 million from the nine months ended September 30, 2007. The decrease was primarily related to a decrease in unrecognized tax benefits associated with intercompany transactions in Mexico, a decrease in valuation allowances placed on Mexico deferred tax assets and a decrease in deferred tax expense due to the issuance of additional guidance from the Mexican tax authorities on the utilization of prior year asset tax credits in Mexico which increased the subsidiary’s deferred tax assets. The decrease was partially offset by income tax benefits recorded during 2007 associated with a 2004 Internal Revenue Service audit for our U.S. corporate group and an income tax benefit recorded during 2007 on repatriation of unremitted earnings to the U.S. due to a restructuring of our Polish subsidiary.

Net Income (Loss). Primarily as a result of the factors discussed above, net income was $37.8 million for the nine months ended September 30, 2008, compared to net loss of $23.9 million for the nine months ended September 30, 2007.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. Dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. Dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Current market conditions have resulted in a rise of the U.S. Dollar relative to these other local currencies. The strength of the U.S. Dollar relative to other currencies, if not reversed, could negatively impact our profitability, and the impact could be significant.

We generally conduct business in our foreign operations in local currencies. We manage foreign currency exposures (primarily to the Euro, Canadian Dollar, Polish Zloty, Pound Sterling and certain non-U.S. subsidiaries’ purchases of raw materials in U.S. Dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were forward exchange contracts of $8.9 million outstanding as of September 30, 2008. There were no forward exchange contracts outstanding as of December 31, 2007. Included in other expense (income), net were foreign exchange losses of $0.6 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and foreign exchange gains of $0.8 million and foreign exchange losses of $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive loss by $31.8 million and decreased comprehensive loss by $12.6 million for the three months ended September 30, 2008 and 2007, respectively, and decreased comprehensive income by $5.3 million and decreased comprehensive loss by $23.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Derivatives

During 2004, we entered into four interest rate swap agreements, under which we received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 3.89%, on $700.0 million of term loans. During 2005, we entered into three additional interest rate swap agreements, under which we received variable interest based on the Eurodollar rate and paid fixed interest at a weighted average rate of 4.43%, on $225.0 million of term loans. These interest rate swap agreements expired in December 2007 and January 2008, respectively. During 2007, we entered into two interest rate collar agreements, which became effective in January 2008, under which we purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, we entered into four interest rate swap agreements which become effective in August 2009, under which we will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. During 2008, we entered into forward exchange contracts to hedge the exchange rate exposure on transactions that are denominated in foreign currencies. At September 30, 2008, we had contracts for Canadian Dollars and Pound Sterling totalling $8.9 million and expiring within the next six months. The interest rate swaps, interest rate collars and forward exchange contracts are accounted for as cash flow hedges. The hedges are highly effective as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value on the effective portion of these cash flow hedges is recorded in other comprehensive income (loss) and was an unrealized loss of $1.4 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and was an unrealized loss of $1.8 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of September 30, 2008, 36% is expected to be recognized in interest expense in the next twelve months.

With respect to our cash flow hedges, we routinely consider the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. We have considered the recent market events in determining the impact, if any, of counterparty default on our cash flow hedges. The cash flow hedges that we currently have are with major banking institutions that have not, in management’s opinion, been significantly impacted by the current market conditions. Accordingly, we have concluded that the likelihood of counterparty default is remote.

Liquidity and Capital Resources

In the nine months ended September 30, 2008, through our operating activities of $216.7 million, we funded $96.0 million of investing activities and $26.4 million of financing activities.

Our credit agreement consists of a senior secured term loan in an aggregate principal amount of $1,846.9 million outstanding as of September 30, 2008 (the “Term Loan” or “Term Loan Facility”) and a $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $18.7 million in each of 2008, 2009 and 2010 and $1,804.8 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7, 2011. The Revolving Credit Facility expires on October 7, 2010. Availability under the Revolving Credit Facility as of September 30, 2008, was $239.2 million (as reduced by $10.8 million of outstanding letters of credit). We expect to fund scheduled debt repayments from cash from operations and unused lines of credit. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institution. As of September 30, 2008, we were in compliance with all covenants in the Credit Agreement.

As of September 30, 2008, we have outstanding $250.0 million in Senior Notes co-issued by the Operating Company and CapCo I and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At September 30, 2008, our total indebtedness was $2,509.9 million.

The global capital markets recently experienced unprecedented adverse conditions. We have reviewed the listing of banks and institutions providing commitments to our revolving credit facility. Management believes our ability to generate cash from operations and the availability of our revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs. We are closely monitoring our liquidity as well as the condition of the capital markets and can not predict with any certainty the impact on us of further disruption in these markets.

The Credit Agreement and the Indentures to the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with many of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, these covenants restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. We may also be required to make annual excess cash flow payments as defined in the Credit Agreement. As of September 30, 2008, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended September 30, 2008
(In millions)
Net loss	$(144.4)
Interest income	(0.8)
Interest expense	186.8
Income tax provision	14.7
Depreciation and amortization	183.3

EBITDA	$239.6

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended September 30, 2008
(In millions)
EBITDA	$239.6
Asset impairment charges	168.4
Other non-cash charges (a)	17.0
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	34.2

Covenant compliance EBITDA	$464.2

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	We are required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended September 30, 2008
(In millions)
Reorganization and other costs (i)	$25.2
Project startup costs (ii)	9.0

$34.2

(i)	Represents non-recurring costs related to employee severance, consulting expenses associated with restructuring of the business, professional fees related to the pending acquisition (as further described in “—Pending Transaction”), plant closure costs and other costs defined in the Credit Agreement.
(ii)	Represents non-recurring costs associated with project startups.

Under the applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four quarter period. For the four quarters ended September 30, 2008, the Operating Company’s covenant compliance EBITDA was $464.2 million and the senior secured debt to covenant compliance EBITDA ratio was 3.82x. Given the level of senior secured debt as of September 30, 2008, the Operating Company’s covenant compliance EBITDA could have fallen by $141.7 million to $322.5 million for the four quarters ended September 30, 2008 and the Company still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, such as up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.57x for the four quarters ended September 30, 2008.

Substantially all of the tangible and intangible assets of our domestic subsidiaries that are guarantors under the Credit Agreement are pledged as collateral pursuant to the terms of the Credit Agreement.

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

Cash paid for property, plant and equipment, excluding acquisitions, for the nine months ended September 30, 2008, was $99.3 million. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the fiscal year 2008, we expect to incur capital investments ranging from $150 million to $165 million. For the fiscal year 2009, we expect to incur capital investments ranging from $150 million to $160 million. However, total capital investments will depend on the size and timing of growth related opportunities. Our principal sources of cash to fund ongoing operations and capital requirements have been and are expected to continue to be net cash provided by operating activities and borrowings under the Credit Agreement. Management believes that these sources will be sufficient to fund our ongoing operations and our foreseeable capital requirements.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $10.8 million and $11.0 million as of September 30, 2008 and December 31, 2007, respectively.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as sales in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At September 30, 2008 and December 31, 2007, we had sold $18.3 million and $32.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. We adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (see Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion). We are currently in the process of assessing the impact of the adoption of SFAS 157 on our financial statements as it relates to non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption to have any impact on our financial statements.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective on November 15, 2008. We do not expect the adoption to have any impact on our financial statements.

Pending Transaction

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

•

GPC will issue up to an additional 16.6 million shares to the stockholders of HACI, less the number of shares of HACI common stock that are converted into the right to receive cash pursuant to conversion rights in accordance with HACI’s amended and restated certificate of incorporation, in exchange for all then-remaining cash in HACI (after payment of expenses and discharge of liabilities and which will be divided pro rata among all of the Sellers such that the Sellers maintain their proportionate levels of ownership in GPC);

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

We have determined that this transaction would be reported as a business combination, and that HACI will be deemed the accounting acquirer, as defined by SFAS 141, “Business Combinations.” Additionally, the transaction has been structured to preserve our existing debt structure; and management does not believe that this transaction will result in a breach, or result in a default under, our existing credit facilities or constitute a “change of control” under the indentures of our existing senior and senior subordinated notes issues.

We are currently evaluating the timing and status of the transaction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2007. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2007.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,860.4 million and $1,875.7 million at September 30, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,657.3 million and $1,875.7 million at September 30, 2008, and December 31, 2007, respectively. Our fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $649.5 million and $658.7 million at September 30, 2008, and December 31, 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $582.0 million and $588.8 million at September 30, 2008, and December 31, 2007, respectively. Based on the outstanding amount of our variable rate indebtedness at September 30, 2008, a one percentage point change in the interest rates for our variable rate indebtedness would impact interest expense by an aggregate of approximately $17.2 million, after taking into account the outstanding notional amount of our interest rate collar agreements at September 30, 2008.

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

	September 30, 2008	December 31, 2007
	(In thousands)
Collars:
Notional amount	$385,000	$385,000
Fair value – (liability)	(1,183)	(785)
Swaps:
Notional amount	350,000	275,000
Fair value – (liability) asset	(1,847)	78
Forward exchange contracts:
Notional amount	8,923	—
Fair value – asset	498	—

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, Management identified the following material weaknesses in our internal control over financial reporting:

a.	We did not maintain an effective control environment over financial reporting regarding the development of accounting estimates, specifically asset impairment, and the adequacy of review procedures over account reconciliations; and

b.	We did not maintain an effective control environment over computer system access and segregation of duties.

Management has engaged in substantial efforts to remediate the material weaknesses in our internal control over financial reporting. The following describes the changes made to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

a.	We have revised our asset impairment procedures so as to more timely identify idle or impaired assets, and have enhanced our overall oversight and review procedures regarding the account reconciliation process; and

b.	We have implemented procedures to limit and periodically monitor user access to our information technology systems.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 14 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

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

Dated: November 6, 2008

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