Form 10-K
period 2008-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2009-03-10
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,    Yes  ☐    No  ☒.

The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 10, 2009, was $-0-. As of March 10, 2009, the general partnership interests in the registrant were owned by BCP /Graham Holdings L.L.C. and Graham Packaging Corporation, and the limited partnership interests in the registrant were owned by BMP/Graham Holdings Corporation, certain members of the family of Donald C. Graham and entities controlled by them and a former member of management. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

DOCUMENTS INCORPORATED BY REFERENCE

None.

GRAHAM PACKAGING HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

•	the current global economic crisis;

•	the Company’s continuing net losses;

•	the terms of the Company’s debt instruments, which restrict the manner in which the Company conducts its business and may limit the Company’s ability to implement elements of its business strategy;

•	the Company’s indebtedness, which could adversely affect the Company’s cash flow;

•	that despite the Company’s current levels of indebtedness, the Company may incur additional debt in the future, which could increase the risks associated with the Company’s leverage;

•	the inability to renew the Company’s debt facilities;

•	the Company’s recovery of the carrying value of its assets;

•	the Company’s exposure to fluctuations in resin prices and its dependence on resin supplies;

•	risks associated with the Company’s international operations;

•	the Company’s dependence on significant customers and the risk that customers will not purchase the Company’s products in the amounts expected by the Company under their requirements contracts;

•	that the majority of the Company’s sales are made pursuant to requirements contracts;

•	a decline in prices of plastic packaging;

•	the Company’s ability to develop product innovations and improve the Company’s production technology and expertise;

•	infringement on the Company’s proprietary technology;

•	risks associated with environmental regulation and liabilities;

•	the possibility that the Company’s unitholders’ interests will conflict with the Company’s interests;

•	the Company’s dependence on key management and its labor force and the material adverse effect that could result from the loss of their services;

•	the Company’s ability to successfully integrate its business with those of other businesses that the Company may acquire; and

•	risks associated with a significant portion of the Company’s employees being covered by collective bargaining agreements.

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

Unless the context otherwise requires, all references herein to the “Company,” “we,” “our” or “us” refer to Graham Packaging Holdings Company (“Holdings”) and its subsidiaries. Graham Packaging Company, L.P. (the “Operating Company”) is a wholly-owned subsidiary of Holdings. References to the “Blackstone Investors” herein refer to Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. References to the “Graham Family Investors” herein refer to Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family.

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

The Company focuses on the sale of value-added, custom plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

General

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989, as a Pennsylvania limited partnership. It changed its name to “Graham Packaging Company” on March 28, 1991, and to “Graham Packaging Holdings Company” on February 2, 1998. The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994, as a Delaware limited partnership and changed its name to “Graham Packaging Company, L.P.” on February 2, 1998. The predecessor to Holdings, controlled by the predecessors of the Graham Family Investors, was formed in the mid-1970’s as a regional domestic custom plastic container supplier. The primary business activity of Holdings is its direct and indirect ownership of 100% of the partnership interests in the Operating Company. On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”). With this acquisition the Company essentially doubled in size. The Company’s operations have included the operations of O-I Plastic since the acquisition date.

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

From 1998 through 2008, net sales grew at a compounded annual growth rate of over 15% as a result of the Company’s capital investment and focus on the high growth food and beverage conversions from glass, paper and metal containers to plastic packaging, the acquisition on October 7, 2004 of O-I Plastic and an increase in resin prices (which leads to an increase in net sales as cost increases are passed along to customers) during the period. With leading positions in each of the core product categories, the Company believes it is poised to continue to benefit from the current conversion trend towards value-added plastic packaging.

The Company has an extensive blue-chip customer base that includes many of the world’s largest branded consumer products companies. Approximately one-third of the Company’s manufacturing facilities are located on-site at its customers’ plants, which the Company believes provides a competitive advantage in maintaining and growing customer relationships. The majority of the Company’s sales are made pursuant to long-term customer purchase orders and contracts. The Company’s containers are manufactured primarily from three plastic resins, including polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP. In 2008, the Company’s top 20 customers comprised over 73% of its net sales and have been its customers for an average of over 20 years.

Food and Beverage. In the food and beverage product category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, teas, sports drinks/isotonics, enhanced waters, beer, liquor, yogurt drinks, nutritional beverages, snacks, toppings, sauces, jellies and jams. Management believes, based on internal estimates, that the Company has one of the leading domestic positions in plastic containers for hot-fill juice and juice drinks, sports drinks, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings, condiments and beer, and the leading global position in plastic containers for yogurt drinks. The Company’s food and beverage sales have grown at a compound annual growth rate of 21% from fiscal 1998 through fiscal 2008. Based on the Company’s knowledge of and experience in the industry, its focus on markets which are likely to convert to plastic, its proprietary technologies and its current market position, management believes the Company is strategically positioned to benefit from the estimated more than 60% of the domestic thermally processed food and beverage market that has yet to convert to plastic and also to take advantage of evolving domestic and international conversion opportunities like snack foods, beer, baby food, ready-to-drink teas, enhanced water and adult nutritional beverages.

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Arizona Beverages Company, LLC (“Arizona”), Barton Brands (“Barton”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“Coca-Cola”), Conopco Inc. (“Unilever”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Gatorade”), Tropicana Products, Inc. (“Tropicana”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2008, 2007 and 2006, the Company generated approximately 61.0%, 60.3% and 58.7%, respectively, of its net sales from food and beverage containers.

Household. In the household product category, the Company is a leading supplier of plastic containers for products such as liquid fabric care, dish care and hard-surface cleaners. The growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. The growth of this product category now follows gross domestic product (“GDP”) growth as liquids have gained a predominant share of these products. It should be noted the fabric care industry now offers most of its brands in a concentrated formula which has reduced sales in this product category.

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Colgate-Palmolive Company (“Colgate-Palmolive”), Dial Corporation (“Dial,” a division of Henkel), The Procter & Gamble Company (“Procter & Gamble”) and Unilever. For the years ended December 31, 2008, 2007 and 2006, the Company generated approximately 19.4%, 20.4% and 20.3%, respectively, of its net sales from household containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of one-quart/liter plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries. The Company has been producing automotive lubricants containers since the first plastic automotive lubricants container was introduced over 20 years ago and since then has partnered with its customers to improve product quality and jointly reduce costs through design improvement, reduced container weight and manufacturing efficiencies. The Company’s joint product design and cost efficiency initiatives with its customers have also strengthened its customer relationships.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP plc, producer of Castrol motor oil), ExxonMobil Corporation (“ExxonMobil”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2008, 2007 and 2006, the Company generated approximately 12.4%, 11.1% and 11.3%, respectively, of its net sales from automotive lubricants containers.

Personal Care/Specialty. In the personal care/specialty product category, the Company is a supplier of plastic containers for products such as hair care, skin care and oral care. The Company’s product design, technology development and decorating capabilities help its customers build brand awareness for their products through unique, and frequently changing, packaging design.

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order, Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble. For the years ended December 31, 2008, 2007 and 2006, the Company generated approximately 7.2%, 8.2% and 9.7%, respectively, of its net sales from personal care/specialty containers.

Additional information regarding operating segments and product categories is provided in Note 21 of the Notes to Consolidated Financial Statements in this Report.

Raw Materials

PET, HDPE and PP resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of domestic and international suppliers and the Company is not dependent upon any single supplier. The Company considers the supply and availability of raw materials to be adequate to meet its needs. Management believes that the Company maintains an adequate inventory to meet demands, but there is no assurance this will be true in the future. Changes in the cost of resin are generally passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. The Company operates a large HDPE bottles-to-bottles recycling plant in York, Pennsylvania, and uses the recycled materials from this plant and other recycled materials in a majority of the Company’s products.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The products the Company manufactures for its customers require innovative packaging design and engineering to accommodate complex container shapes, specific material requirements and functionality. Customers also require quick and reliable delivery. As a result, many customers opt for long-term contracts, some of which have terms up to ten years. A majority of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in some cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2008, the Company had sales to two customers, PepsiCo and Danone, which exceeded 10% of net sales. The Company’s sales to PepsiCo and Danone were 13.1% and 10.3% of net sales for the year ended December 31, 2008, respectively. For the year ended December 31, 2008, the Company’s twenty largest customers, who accounted for over 73% of net sales, were, in alphabetical order:

Customer (1)	Category	Company Customer Since (1)
Abbott	Food and Beverage	Mid 2000s
Arizona	Food and Beverage	Late 1990s
Ashland (2)	Automotive Lubricants	Early 1970s

Barton	Food and Beverage	Mid 1990’s
BP Lubricants (3)	Automotive Lubricants	Late 1960s
Church & Dwight	Household	Late 1980s
Clement Pappas	Food and Beverage	Mid 1990s
Clorox	Food and Beverage and Household	Late 1960s
Coca-Cola	Food and Beverage	Late 1990s
Colgate-Palmolive	Household	Mid 1980s
Danone	Food and Beverage	Late 1970s
Dial	Household and Personal Care/Specialty	Early 1990s
ExxonMobil	Automotive Lubricants	Early 2000s
Heinz	Food and Beverage	Early 1990s
Ocean Spray	Food and Beverage	Early 1990s
PepsiCo (4)	Food and Beverage	Early 2000s
Frito-Lay	Food and Beverage	Early 2000s
Gatorade	Food and Beverage	Late 1990s
Tropicana	Food and Beverage	Mid 1980s
Procter & Gamble	Household and Personal Care/Specialty	Late 1950s
Shell (5)	Automotive Lubricants	Early 1970s
Pennzoil-Quaker State	Automotive Lubricants	Early 1970s
Unilever	Household, Personal Care/Specialty and Food and Beverage	Early 1970s
Welch’s	Food and Beverage	Early 1990s

(1)	These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.
(2)	Ashland is the producer of Valvoline motor oil.
(3)	BP Lubricants is the producer of Castrol motor oil.
(4)	PepsiCo includes Frito-Lay, Gatorade and Tropicana.
(5)	Shell includes Pennzoil-Quaker State.

International Operations

The Company has significant operations outside the United States. As of the end of 2008, the Company had 28 manufacturing facilities located in countries outside of the United States. Each of the Company’s operating segments produces plastic containers for all four of the Company’s core product categories.

South America. The Company has one on-site plant in Argentina, four on-site plants in Brazil and one off-site plant in each of Argentina, Brazil and Venezuela.

Mexico. In Mexico, the Company has three off-site plants and two on-site plants.

Europe. The Company has on-site plants in Belgium (2), France, the Netherlands, Poland, Spain and Turkey and seven off-site plants in Finland, France (2), the Netherlands, Poland, Turkey and the United Kingdom.

Canada. The Company has one off-site plant located near Toronto, Canada to service Canadian and northern U.S. customers.

See “Item 1A. Risk Factors” for risks attendant to foreign operations.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. The Company’s primary competitors include Alpla Werke Alwin Lehner GmbH, Amcor Limited, Ball Corporation, Consolidated Container Company LLC, Constar International Inc., Logoplaste, Plastipak, Inc. and Silgan Holdings Inc. Several of these competitors are larger and have greater financial and other resources than the Company. Management believes that the Company competes effectively because of its superior levels of service, speed to market and product design and development capabilities.

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

Superior Product Design and Development Capabilities

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes and pouring features. These packages often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. Hot-fill technology allows customers’ products to be heated to temperatures high enough as to sterilize the inside of the container. In addition to increasing global demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	retortable PP container for Boost and Ensure adult nutritional beverages;

•	aseptic HDPE container for 8th Continent soy-based beverages;

•	hot-fill PET containers with Monosorb™ oxygen scavenger for juices;

•	hot-fill PET and PP wide-mouth jar for Ragu pasta sauce, Seneca applesauce, Welch’s jellies and jams and Del Monte fruit slices;

•	lightweight 64 oz. rectangular container for hot-fill juice;

•	panel-free lightweight 16.9 oz. container for juices and teas; and

•	panel-free 20 oz. container for enhanced water.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its:

•	multi-layer PP wide-mouth jar for Del Monte (2008 Ameristar Award);

•	PET “Apple” container for Martinelli’s (2007 WorldStar Award, 2006 DuPont Award and 2006 Ameristar Award);

•	PET rectangular juice bottle for Tree Top (2007 WorldStar Award and 2006 Ameristar Award);

•	PET “Fridge Fit” bottle for Heinz (2006 Ameristar Award and 2006 DuPont Award);

•	dual-chamber bottle for Procter & Gamble Cosmetics (2005 Food & Drug Personal Care package of the year);

•	ATP panel-free single-serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award); and

•	Ensure reclosable bottle (2004 Ameristar Award and 2004 DuPont Award).

The Company has an advanced multi-layer injection technology, trade named SurShot™. The Company believes that SurShot™ is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot™ technology. This multi-layer technology allows the Company’s customers to package oxygen and flavor-sensitive products, such as teas, beer and fruit juices, for extended shelf-life. In addition, the SurShot™ technology can accommodate up to 40% post-consumer recycled resin. This is an important component of packaging sustainability. There has been increasing demand by customers for the Company’s innovative packages that meet new sustainability requirements for reduced weight. Recent introductions of Escape™, G-Lite™ and SlingShot™ technologies for PET bottles provide customers with improved features such as reduced container weight, smooth sides for a premium look or improved stacking ability for shipping and storage.

Management believes these new products, along with the Company’s design and development capabilities, have positioned the Company as the packaging design, development and technology leader in the industry. Over the past several years the Company has received and has filed for numerous patents. See “—Intellectual Property.”

In 2005, the Company enhanced its technical capability with the opening of the Global Innovation & Design Center in York, Pennsylvania. The Company also has two major Technology Centers in York, Pennsylvania and Warsaw, Poland capable of producing limited quantities of new products and refurbishing equipment. The Company’s Warsaw facility also manufactures and assembles a proprietary line of extrusion blow molding machines. This proprietary technology has enabled us to develop a leaner, more efficient manufacturing process.

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $9.6 million, $11.6 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of the end of 2008, approximately one-third of its 82 manufacturing facilities were on-site at customer facilities. The Company operates over 850 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. Historically, demand for the Company’s products has not been subject to large seasonal fluctuations.

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

In the stretch blow molding process used for hot-fill PET applications, resin pellets are fed into an injection molding machine that uses heat and pressure to mold a test tube shaped parison or “preform.” The preform is then fed into a blow molder where it is re-heated to allow it to be formed through a stretch blow molding process into a final container. During this re-heat and blow process, special steps are taken to induce the temperature resistance needed to withstand high temperatures on customer filling lines. Management believes that the injection molders and blow molders used by the Company are widely recognized as the leading technologies for high speed production of hot-fill PET containers.

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

The Company maintains quality assurance and control programs with respect to the performance of the products it manufactures, the performance of its suppliers and the compliance of its operations to its quality management system and sound manufacturing practices. The Company’s production lines are equipped with specific quality control inspection equipment and its employees continuously monitor product attributes and performance through a comprehensive Statistical Process Control system. Quality control laboratories are maintained at each manufacturing facility to test its products and validate their compliance to customer requirements. The Company continuously monitors and enhances its quality assurance and control programs to keep pace with the most current technologies and to meet and exceed customer expectations.

The Company has highly modernized equipment in the majority of its plants, consisting primarily of rotational wheel systems and shuttle systems, both of which are used for HDPE and PP blow molding, and injection-stretch blow molding systems for value-added PET containers. The Company is also pursuing development initiatives in barrier technologies to strengthen its position in the food and beverage product category. In the past, the Company has achieved substantial cost savings in its manufacturing process through productivity and process enhancements, including increasing line speeds, utilizing recycled products, reducing scrap and optimizing plastic weight requirements for each product’s specifications.

Cash paid for property, plant and equipment, excluding acquisitions, for 2008, 2007 and 2006 was $148.6 million, $153.4 million and $190.5 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million per year. For 2009, the Company expects to make capital expenditures, excluding acquisitions, ranging from $140 million to $160 million.

Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2008, was not material. The Company expects all backlog orders at December 31, 2008, to be shipped during the first quarter of 2009.

Ownership

The following chart shows the Company’s ownership structure:

GP = general partnership interest

LP = limited partnership interest

Holdings is currently owned by (i) BMP/Graham Holdings Corporation, a Delaware corporation (owned by the Blackstone Investors, DB Investment Partners, Inc. and current and former members of the management of the Company (“Management Group”)) (“Investor LP”), (ii) BCP/Graham Holdings L.L.C., a Delaware limited liability company (wholly-owned by BMP/Graham Holdings Corporation) (“Investor GP” and, together with Investor LP, the “Equity Investors”), (iii) GPC Holdings, L.P., a Pennsylvania limited partnership (indirectly owned by the Graham Family Investors), (iv) Graham Packaging Corporation, a Pennsylvania corporation (indirectly owned by the Graham Family Investors), and (v) the Management Group. Management Group’s 1.5% ownership interest in Investor LP constitutes a 1.3% interest in Holdings.

Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC (“Opco GP”), a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating

Company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Item 12).

GPC Capital Corp. I (“CapCo I”), a wholly-owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly-owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Notes (as defined herein) and as co-borrower under the Credit Agreement (as defined herein) (see “Item 1A. Risk Factors”). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any operations. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

Employees

As of December 31, 2008, the Company had approximately 7,400 employees, 5,900 of whom were located in North America, 1,000 of whom were located in Europe and 500 of whom were located in South America. Approximately 81% of the Company’s employees are hourly wage employees, 53% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire through June 2013. In North America, 81% of the Company’s employees are hourly employees, 43% of whom are represented by various labor unions. In Europe, 79% of the Company’s employees are hourly employees, 93% of whom are represented by various labor unions. In South America, 78% of the Company’s employees are hourly employees, 94% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company’s employees.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. Compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material environmental claim for liability with respect to contamination at any location. Based on existing information, management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2008 and are not expected to be material in the future.

A number of governmental authorities, both in the United States and abroad, have considered, are expected to consider or have passed legislation aimed at reducing the amount of disposed plastic wastes. Those programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and/or requiring retailers or manufacturers to take back packaging used for their products. That legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact the Company’s business. Some consumer products companies, including some of the Company’s customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. To date, the Company has not been materially adversely affected by these initiatives and developments. The Company operates a large HDPE bottles-to-bottles recycling plant in York, Pennsylvania.

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

The following are certain risk factors that could materially and adversely affect our business, results of operations or financial condition.

The current global economic crisis could negatively affect our business, results of operations and financial condition.

The current global economic crisis has resulted in volatile economic conditions in many of the countries in which we operate. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates or tax rates; volatile commodity markets; contraction in the availability of credit in the marketplace; the effects of governmental initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy; or a further decrease in the fair value of pension assets that could increase future employee benefit costs and/or funding requirements of our pension plans. The global economic crisis has also resulted in increased foreign currency exchange rate volatility. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, our profitability may be adversely impacted by an adverse change in foreign currency exchange rates. In addition, we cannot predict how current or worsening economic conditions will affect our critical customers and suppliers, which may have an impact on our business or financial results.

We may not generate profits in the future and had net losses in recent years.

For the fiscal years ended December 31, 2008, 2007 and 2006, we incurred net losses of $57.3 million, $206.1 million and $120.4 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to losses in recent years included, but were not limited to:

•	interest on our debt;

•	impairment of our long-lived tangible and intangible assets;

•	the write-off of deferred financing fees related to our debt refinancings; and

•	severance and other payments associated with exiting unprofitable plants.

The terms of our debt instruments restrict the manner in which we conduct our business and may limit our ability to implement elements of our business strategy.

The instruments and agreements governing our indebtedness contain numerous covenants including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:

•	incur additional debt;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain capital expenditures;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates;

•	engage in any business other than the packaging business;

•	pay dividends; and

•	repurchase stock.

These covenants could restrict us in the pursuit of our business strategy.

Our indebtedness could adversely affect our cash flow.

At December 31, 2008, we had $2,499.2 million of total consolidated indebtedness. In addition, at December 31, 2008, after taking into account letters of credit of $12.4 million, we had $237.6 million of revolving loans available to be borrowed under our senior secured credit facility (the “Credit Agreement”). Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $300.0 million (subject to our ability to secure lender commitments for all or any portion of the $300.0 million), and we may incur additional indebtedness as permitted by our Credit Agreement and other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2008, we paid $173.0 million in interest on our indebtedness and expect to pay between $150 million and $160 million in 2009. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the outstanding amount of our variable rate indebtedness at December 31, 2008, a one percentage point change in the interest rates for our variable rate indebtedness would impact interest expense by an aggregate of approximately $16.5 million, after taking into account the outstanding notional amount of our interest rate collar agreements at December 31, 2008.

Our obligations in connection with our indebtedness could have important consequences. For example, they could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities; and

•	limit our ability to borrow additional funds.

Despite our current level of indebtedness, we may incur additional debt in the future, which could increase the risks associated with our leverage.

We are continually evaluating and pursuing organic growth and acquisition opportunities in our three operating segments and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such growth and acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. Any new financing we obtain would need to comply with the agreements governing our then existing indebtedness.

We may not be able to obtain favorable terms when we renew our senior secured revolving credit facility and senior secured term loan facility.

Our senior secured revolving credit facility and senior secured term loan facility expire on October 7, 2010, and October 7, 2011, respectively. Due to the continuing disruption in the credit markets, we may not be able to renew these facilities on favorable terms. As a result, we may incur higher borrowing costs and could have more stringent debt covenants. While we believe these conditions have not impaired our ability to access credit markets, if these conditions continue or further deteriorate, our business and financial results could be materially and adversely affected.

We may not be able to recover the carrying value of our assets.

We recorded asset impairment charges of $103.9 million, $157.9 million and $25.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record additional asset impairment charges in future periods.

Increases in resin prices and reductions in resin supplies could significantly slow our growth and disrupt our operations.

We depend on large quantities of PET, HDPE and other resins in manufacturing our products. One of our primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. A sustained increase in resin prices, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to plastic containers. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with our agreements with these customers and industry practice. However, if we are not able to do so in the future and there are sustained increases in resin prices, our operating margins could be affected adversely.

While there is currently an adequate supply of resin available from many sources, this may not be the case in the future. Several of our larger suppliers have either entered, or are emerging from, bankruptcy protection. If the number of suppliers is significantly reduced in the future, this could affect our ability to obtain resin at favorable prices, and our operations and profitability may be impaired.

Our international operations are subject to a variety of risks related to foreign currencies and local law in several countries.

We have significant operations outside the United States, which accounted for approximately 21.6%, 20.6% and 18.4% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations increased comprehensive loss by $65.9 million and decreased comprehensive loss by $36.3 million and $23.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sale transaction using a currency different from the operating subsidiary’s functional currency. In several countries where we operate, resin purchases must be made in U.S. dollars. Furthermore, changes in local economic conditions can affect operations. Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues which could result in currency risks or the risk that we are required to include local ownership or management in our businesses. The above mentioned risks in North America, Europe and South America may hurt our ability to generate revenue in those regions in the future.

We would lose a significant source of revenues and profits if we lost our largest customer.

PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade and Tropicana) is our largest customer, with all product lines we provide to PepsiCo collectively accounting for approximately 13.1%, 13.9% and

17.0% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. We are not the sole supplier of plastic packaging to PepsiCo. If PepsiCo terminated its relationship with us, it could have a material adverse effect upon our business, financial position or results of operations. Additionally, in 2008, our top 20 customers comprised over 73% of our net sales. If any of our largest customers terminated its relationship with us, we would lose a significant source of revenues and profits. Additionally, the loss of one of our largest customers could result in us having excess capacity if we are unable to replace that customer. This could result in us having excess overhead and fixed costs and possible impairment of long-lived assets. This could also result in our selling, general and administrative expenses and capital expenditures to represent increased portions of our revenues.

Contracts with customers generally do not require them to purchase any minimum amounts of products from us, and customers may not purchase amounts that meet our expectations.

The majority of our sales are made pursuant to long-term customer purchase orders and contracts. Customers’ purchase orders and contracts typically vary in length with terms up to ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from us. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Changes in the cost of resin, the largest component of our cost of goods sold, are passed through to customers by means of corresponding changes in product pricing in accordance with our agreements with these customers and industry practice. Despite the existence of supply contracts with our customers and although in the past our customers have not purchased amounts under supply contracts that in the aggregate are materially lower than what we have expected, we face the risk that in the future customers will not continue to purchase amounts that meet our expectations.

Our industry is very competitive and increased competition could reduce prices and our profit margins.

We operate in a competitive environment. In the past, we have encountered pricing pressures in our markets and could experience further declines in prices of plastic packaging as a result of competition. Although we have been able over time to partially offset pricing pressures by reducing our cost structure and making the manufacturing process more efficient by providing new and innovative technology, we may not be able to continue to do so in the future. Our business, results of operations and financial condition may be materially adversely affected by further declines in prices of plastic packaging and such further declines could lead to a loss of business and a decline in our margins.

If we are unable to develop product innovations and improve our production technology and expertise, we could lose customers or market share.

Our success may depend on our ability to adapt to technological changes in the plastic packaging industry. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected.

We may be unable to protect our proprietary technology from infringement.

We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates as necessary to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. If we are unable to maintain the proprietary nature of our technologies, our profit margins could be reduced as competitors imitating our products could compete aggressively against us in the pricing of certain products and our business, results of operations and financial condition may be materially adversely affected.

We are periodically involved in litigation in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting infringement or violation of their intellectual property rights. We cannot assure that our intellectual property rights have the value that we believe them to have or that our products will not be found to infringe upon the intellectual property rights of others. Further, we cannot assure that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our operations could expose us to substantial environmental costs and liabilities.

We are subject to a variety of national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often, the compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as Superfund impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, we may be liable for contamination at properties that we currently own or operate, as well as at our former properties or off-site properties where we may have sent hazardous substances. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability resulting from the costs of complying with environmental laws or any claims concerning noncompliance, or liability from contamination.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third-party sites may require us to make additional expenditures, some of which could be material.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes disposed. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact our business. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. Future legislation and initiatives could adversely affect us in a manner that would be material.

Blackstone Investors control us and may have conflicts of interest with us in the future.

The Blackstone Investors indirectly control approximately 80% of the partnership interests in Holdings. Pursuant to the Fifth Amended and Restated Limited Partnership Agreement (the “Holdings Partnership Agreement”) by and among the Graham Family Investors, Graham Packaging Corporation, BCP/Graham Holdings L.L.C. and BMP/Graham Holdings Corporation, holders of a majority of the partnership interests generally have the sole power, subject to certain exceptions, to take actions on behalf of Holdings, including the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. For example, the Blackstone Investors could cause us to make acquisitions that increase the amount of our indebtedness or to sell revenue generating assets, impairing our ability to make payments under our debt agreements. Additionally, the Blackstone Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Blackstone Investors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. The Graham Family Investors have substantial expertise and knowledge in our industry and may also from time to time seek to compete, directly or indirectly, with us.

Our ability to operate effectively could be impaired if we lost key personnel.

Our success depends to a large extent on a number of key employees, and the loss of the services provided by them could have a material adverse effect on our ability to operate our business and implement our strategies effectively. The loss of members of our senior management team could have a material adverse effect on our operations. We do not maintain “key” person insurance on any of our executive officers.

If we make acquisitions in the future, we may experience assimilation problems and dissipation of management resources and we may need to incur additional indebtedness.

Our future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses, including investments in geographic regions we are not familiar with. To the extent that we grow through acquisitions, we will face the operational and financial risks commonly encountered with that type of a strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting our ongoing business, dissipating our limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, we have incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreement and the Notes (as defined herein), in which case we would also face certain financial risks associated with the incurrence of additional indebtedness to make an acquisition, such as a reduction in our liquidity, access to capital markets and financial stability.

Additionally, the types of acquisitions we will be able to make are limited by our Credit Agreement, which limits the amount that we may pay for an acquisition to $120 million plus additional amounts based on an unused available capital expenditure limit, certain proceeds from new equity issuances and other amounts.

Our operations and profitability could suffer if we experience labor relations problems.

As of the end of 2008, approximately 3,200 of our approximately 7,400 employees were covered by collective bargaining agreements with various international and local labor unions. In addition, as of the end of 2008, we operated 82 facilities, of which 41 were union facilities operated primarily by union employees. In the U.S. our union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of our business. In 2009, collective bargaining agreements covering approximately 90 employees in the U.S. will expire. Management believes that we enjoy good relations with our employees, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our facilities could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At the end of 2008, the Company owned or leased 85 plants located in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela. Twenty-seven of the plants are located on-site at customer facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s manufacturing and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned. In addition to the facilities listed, the Company leases other warehousing space.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities(1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	395,554	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Henderson, Nevada	298,407	Off-Site	Owned

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
5.	Vandalia, Illinois	277,500	Off-Site	Owned
6.	Evansville, Indiana	266,720	Off-Site	Leased
7.	Woodridge, Illinois	265,062	Off-Site	Leased
8.	Rockwall, Texas	241,000	Off-Site	Owned
9.	Modesto, California	238,000	Off-Site	Owned
10.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
11.	Holland, Michigan	218,168	Off-Site	Leased
12.	Fremont, Ohio	210,883	Off-Site	Owned
13.	Bedford, New Hampshire	210,510	Off-Site	Owned
14.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
15.	Tolleson, Arizona	209,468	Off-Site	Owned
16.	Cartersville, Georgia	208,000	Off-Site	Owned
17.	Florence (Food and Beverage), Kentucky	203,000	Off-Site	Owned
18.	Edison, New Jersey (2)	194,000	Off-Site	Owned
19.	Hazleton (Food and Beverage), Pennsylvania	185,080	Off-Site	Owned
20.	Newell, West Virginia	183,388	On-Site	Leased
21.	Harrisonburg, Virginia	180,000	Off-Site	Owned
22.	Selah, Washington	170,553	Off-Site	Owned
23.	Atlanta, Georgia	165,000	On-Site	Leased
24.	Jefferson, Louisiana	162,047	Off-Site	Leased
25.	Kansas City, Missouri	162,000	Off-Site	Leased
26.	Belvidere, New Jersey	160,000	Off-Site	Owned
27.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
28.	Cincinnati, Ohio	153,301	Off-Site	Leased
29.	Montgomery, Alabama (2)	150,143	Off-Site	Leased
30.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
31.	Levittown, Pennsylvania	148,000	Off-Site	Leased
32.	Iowa City, Iowa	140,896	Off-Site	Owned
33.	Baltimore, Maryland	128,500	Off-Site	Owned
34.	Santa Ana, California	127,680	Off-Site	Owned
35.	Chicago, Illinois	125,500	Off-Site	Owned
36.	Muskogee, Oklahoma	125,000	Off-Site	Leased
37.	Alta Vista, Virginia	122,680	Off-Site	Leased
38.	Kansas City, Kansas	111,000	On-Site	Leased
39.	Ogden, Utah	105,000	On-Site	Leased
40.	Casa Grande, Arizona	100,000	Off-Site	Leased
41.	Bradford, Pennsylvania	90,350	Off-Site	Leased
42.	Atlanta, Georgia	81,600	Off-Site	Leased
43.	Lakeland, Florida	80,000	Off-Site	Leased
44.	Berkeley, Missouri	75,000	Off-Site	Owned
45.	Lakeland, Florida (2)	59,500	Off-Site	Leased
46.	Cambridge, Ohio	57,000	On-Site	Leased
47.	Port Allen, Louisiana	56,721	On-Site	Leased
48.	Richmond, California	55,256	Off-Site	Leased
49.	Houston, Texas	52,500	Off-Site	Owned
50.	Darlington, South Carolina	43,200	Off-Site	Leased
51.	Vicksburg, Mississippi	31,200	On-Site	Leased
52.	Bordentown, New Jersey	30,000	On-Site	Leased
53.	Joplin, Missouri	29,200	On-Site	Leased
54.	Minster, Ohio	27,674	On-Site	Leased
55.	West Jordan, Utah	25,760	On-Site	Leased
56.	Bradenton, Florida	21,500	On-Site	Leased

	Canadian Packaging Facilities
57.	Mississauga, Ontario	78,416	Off-Site	Owned

	Location	Size (Square Feet)		On-Site or Off-Site	Leased/ Owned
	Mexican Packaging Facilities
58.	Tlalnepantla	214,349		Off-Site	Owned
59.	Pachuca	152,286		Off-Site	Owned
60.	Mexicali	59,700		Off-Site	Leased
61.	Irapuato	54,000		On-Site	Leased
62.	Tlaxcala	9,792		On-Site	Leased

	European Packaging Facilities
63.	Assevent, France	186,000		Off-Site	Owned
64.	Rotselaar, Belgium	162,212		On-Site	Leased
65.	Etten-Leur, Netherlands	124,450		Off-Site	Leased
66.	Ryttyla, Finland	121,079		Off-Site	Owned
67.	Chalgrove, the United Kingdom	104,200		Off-Site	Leased
68.	Meaux, France	80,000		Off-Site	Owned
69.	Aldaia, Spain	75,350		On-Site	Leased
70.	Istanbul, Turkey	45,000		Off-Site	Leased
71.	Lummen, Belgium	42,840		On-Site	Leased
72.	Sulejowek, Poland	32,732		Off-Site	Owned
73.	Villecomtal, France	31,300		On-Site	Leased
74.	Zoetermeer, Netherlands	22,702		On-Site	Leased
75.	Bierun, Poland	10,652		On-Site	Leased
76.	Eskisehir, Turkey	9,461		On-Site	Leased

	South American Packaging Facilities
77.	Valencia, Venezuela	93,757		Off-Site	Leased
78.	Sao Paulo, Brazil	71,300		Off-Site	Leased
79.	Buenos Aires, Argentina (San Martin)	40,501		Off-Site	Owned
80.	Longchamps, Argentina	30,100	**	On-Site	Owned/Leased
81.	Caxias, Brazil	29,493	**	On-Site	Owned/Leased
82.	Inhauma, Brazil	14,208		On-Site	*
83.	Curitiba, Brazil	12,293		On-Site	*
84.	Carambei, Brazil	7,621		On-Site	*

	Graham Recycling
85.	York, Pennsylvania	44,416		Off-Site	Owned

	Administrative Facilities
•	York, Pennsylvania – Technology Center	159,000		N/A	Leased
•	York, Pennsylvania – Corporate Office	116,400		N/A	Leased
•	Warsaw, Poland – Technology Center	32,636		N/A	Leased
•	Rueil, Paris, France	4,300		N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.
(2)	The Company has closed these facilities.
*	The Company operates these on-site facilities without leasing the space it occupies.
**	The building is owned and the land is leased.

Item 3.	Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (the “Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in the two companies’ pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

The Company is a party to various other litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

There are two owners of general partnership interests in Holdings: Investor GP and Graham Packaging Corporation. There are three owners of limited partnership interests in Holdings: Investor LP, GPC Holdings, L.P and a former member of management. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following tables set forth the selected historical consolidated financial data and other operating data of the Company for and at the end of each of the years in the five-year period ended December 31, 2008, which are derived from the Company’s audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

	Year Ended December 31,
	2008	2007	2006	2005	2004 (1)
	(In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (2)	$2,583.7	$2,493.5	$2,520.9	$2,473.4	$1,353.0
Cost of goods sold (2)	2,209.7	2,154.3	2,233.4	2,177.9	1,159.4

Gross profit (2)	374.0	339.2	287.5	295.5	193.6
Selling, general and administrative expenses	127.8	136.4	131.4	127.5	86.3
Asset impairment charges (3)	103.9	157.9	25.9	7.3	7.0
Net loss on disposal of fixed assets	6.8	19.5	13.8	13.6	2.2

Operating income	135.5	25.4	116.4	147.1	98.1
Interest expense (4)	180.3	210.6	207.5	185.0	140.8
Interest income	(0.8)	(0.9)	(0.5)	(0.6)	(0.3)
Other expense (income), net	0.4	2.0	2.2	0.2	(1.1)
Income tax provision (benefit) (5)	12.9	19.8	27.6	14.4	(2.1)
Minority interest	—	—	—	0.7	1.4

Net loss	$(57.3)	$(206.1)	$(120.4)	$(52.6)	$(40.6)

OTHER DATA:
Cash flow provided by (used in):
Operating activities	$211.2	$174.2	$263.0	$120.0	$107.5
Investing activities	(144.4)	(149.1)	(172.4)	(261.4)	(1,382.5)
Financing activities	(33.6)	(23.2)	(104.6)	147.9	1,288.4
Depreciation and amortization (6)	177.3	203.0	205.5	201.1	112.1

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$43.9	$18.3	$13.3	$26.7	$22.1
Working capital (7)	177.5	158.8	139.4	248.0	184.9
Total assets	2,006.9	2,233.8	2,441.9	2,562.4	2,505.0
Total debt (8)	2,499.2	2,534.3	2,546.9	2,638.3	2,465.2
Partners’ capital (deficit)	(959.3)	(787.4)	(597.8)	(493.7)	(434.1)

(1)	On October 7, 2004, the Company acquired O-I Plastic for $1,191.8 million, including direct costs of the acquisition. Amounts shown under the caption “Investing activities” include cash paid, net of cash acquired, in the acquisition. This transaction was accounted for under the purchase method of accounting. Results of operations are included since the date of the acquisition.
(2)

Net sales increase or decrease based, in part, on fluctuations in resin prices. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. As resin prices can fluctuate significantly, the Company believes that its gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.
(3)	The Company evaluated the recoverability of its long-lived tangible and intangible assets in selected locations, due to indicators of impairment, and recorded impairment charges of $102.5 million, $156.8 million, $14.2 million, $6.9 million and $7.0 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Goodwill is reviewed for impairment on at least an annual basis. The resulting impairment charges recognized, based on a comparison of the related net book value of the location to projected discounted future cash flows of the reporting unit, were $1.4 million, $1.1 million, $11.7 million and $0.4 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” (Item 7) for a further discussion.
(4)	The years ended December 31, 2007, 2006 and 2004 included the effects of the refinancing of the Company’s prior senior credit agreements, which resulted in the write-offs of debt issuance fees of $4.5 million, $2.1 million and $20.9 million, respectively, and the write-off of tender and call premiums of $15.2 million for the year ended December 31, 2004, associated with the redemption of the Company’s prior senior subordinated notes and senior discount notes.
(5)	As limited partnerships, Holdings and the Operating Company are not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings’ partners based on their distributive share of the income of Holdings. Certain U.S. subsidiaries acquired as part of O-I Plastic are corporations subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.
(6)	Depreciation and amortization excludes amortization of debt issuance fees, which is included in interest expense, and impairment charges.
(7)	Working capital is defined as current assets less current liabilities.
(8)	Total debt includes capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of 2008, we operated 82 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging.

Management believes that critical success factors to our business are our ability to:

•	develop proprietary technologies that provide a meaningful competitive advantage in the marketplace;

•	maintain relationships with and serve the complex packaging demands of our customers, which include some of the world’s largest branded consumer products companies;

•	participate in growth opportunities associated with the conversion of packaging products from glass, metal and paper to plastic; and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the industry’s continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, enhanced waters, teas, yogurt drinks, snacks, beer and other food products. Much of the growth in this area in recent years has been in the sale of smaller sized containers. We believe we are a leader in the value-added segment for hot-fill PET juice containers. We also believe we are a leading participant in the rapidly growing markets for yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins.

Growth in our household container product category was fueled in prior years by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. Our strongest position is in fabric care, where management believes we are a leader in plastic container design and manufacture. It should be noted the fabric care industry now offers most of its brands in a concentrated formula which has reduced sales in this product category.

Our North American one-quart/liter motor oil container product category is in a mature industry. Unit volume in the one-quart/liter motor oil industry decreased approximately 10% per year from 2005 through 2008 as the product category migrated towards the quick-lube market and larger multi-quart/liter packages. Even though we believe we have the largest market share of multi-quart/liter containers, these sales only partially offset the loss in sales of one-quart/liter containers.

Our personal care/specialty product category is driven by new product launch and re-launch cycles of our customers. Based on the volume of our sales to many major suppliers of personal care/specialty products, management believes we are among the leading suppliers in this product category, which includes products for the hair care, skin care, oral care and specialty markets. Management believes that our supply position results from our commitment to, and reputation in, new product development and flexible manufacturing processes and operations.

As of the end of 2008, we operated 28 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of a new plant in each of Brazil and the Netherlands.

For the year ended December 31, 2008, 73.3% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 13.1%, 13.9% and 17.0% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively. All of these sales were made in North America. Our sales to Danone were 10.3% of total sales for the year ended December 31, 2008.

The largest component of our cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during 2008, 2007 and 2006:

	Year
	2008	2007	2006
PET	$0.87	$0.82	$0.80
HDPE	0.86	0.73	0.71

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

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in millions)
North America	$2,195.0	85.0%	$2,140.1	85.8%	$2,220.5	88.1%
Europe	298.9	11.5	277.9	11.2	235.9	9.3
South America	89.8	3.5	75.5	3.0	64.5	2.6

Total Net Sales	$2,583.7	100.0%	$2,493.5	100.0%	$2,520.9	100.0%

	Year Ended December 31,
	2008		2007		2006
	(Dollars in millions)
Food and Beverage	$1,576.3	61.0%	$1,502.4	60.3%	$1,478.8	58.7%
Household	501.3	19.4	508.0	20.4	512.3	20.3
Automotive Lubricants	319.3	12.4	277.9	11.1	284.7	11.3
Personal Care/Specialty	186.8	7.2	205.2	8.2	245.1	9.7

Total Net Sales	$2,583.7	100.0%	$2,493.5	100.0%	$2,520.9	100.0%

2008 Compared to 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year ended December 31,		%Increase/ (Decrease)
	2008	2007
	(Dollars in millions)
Net sales	$2,583.7	$2,493.5	3.6%
Cost of goods sold	2,209.7	2,154.3	2.6

Gross profit	374.0	339.2	10.3
% of net sales (1)	14.5%	13.6%
Selling, general and administrative expenses	127.8	136.4	(6.3)
% of net sales (1)	4.9%	5.5%
Asset impairment charges	103.9	157.9	(34.2)
Net loss on disposal of property, plant and equipment	6.8	19.5	(65.1)

Operating income	135.5	25.4	>100.0
% of net sales (1)	5.2%	1.0%

Interest expense	180.3	210.6	(14.4)
Interest income	(0.8)	(0.9)	(11.1)
Other expense, net	0.4	2.0	(80.0)
Income tax provision	12.9	19.8	(34.8)

Net loss	$(57.3)	$(206.1)	(72.2)%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the year ended December 31, 2008, increased $90.2 million, or 3.6%, from the year ended December 31, 2007. The increase in sales was primarily due to an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates, offset by lower unit volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. In addition, the percentage of our sales from lightweighted products has increased. While we believe lightweighting offers us a competitive advantage, our unit cost is less because of a lower resin content. Container units sold decreased 4.3%.

On an Operating Segment basis, sales for the year ended December 31, 2008, in North America increased $54.9 million, or 2.6%, from the year ended December 31, 2007, primarily due to an increase in resin costs, offset by lower unit volume and price reductions. North American sales in the food and beverage and automotive lubricants product categories contributed $53.5 million and $34.0 million, respectively, to the increase, while North American sales in the household and personal care/specialty product categories decreased $16.6 million and $16.0 million, respectively. Container units sold in North America decreased in the food and beverage, household, automotive lubricants and personal care/specialty product categories by 3.2%, 3.1%, 7.6% and 13.7%, respectively.

Sales for the year ended December 31, 2008, in Europe increased $21.0 million, or 7.6%, from the year ended December 31, 2007. The increase in sales was primarily due to the positive impact of changes in exchange rates of $21.5 million.

Sales for the year ended December 31, 2008, in South America increased $14.3 million, or 18.9%, from the year ended December 31, 2007. The increase in sales was primarily due to increased unit volume and the positive impact of changes in exchange rates of $4.8 million.

Gross Profit. Gross profit for the year ended December 31, 2008, increased $34.8 million, or 10.3%, from the year ended December 31, 2007. Gross profit for the year ended December 31, 2008, increased in North America and Europe by $28.0 million and $7.7 million, respectively, while South America decreased by $0.9 million, when compared to the year ended December 31, 2007. The overall increase in gross profit was driven by several factors including ongoing productivity initiatives, a mix shift to higher margin containers, lower depreciation and amortization expense of $25.2 million and a weakening of the U.S. dollar against the euro and other currencies of $7.0 million, partially offset by price reductions referred to above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008, decreased $8.6 million, or 6.3%, from the year ended December 31, 2007. The decrease was primarily due to decreases in consulting expenses of $9.4 million and employee severance of $2.4 million and ongoing expense reduction efforts, partially offset by an increase in professional fees related to the pending acquisition (as further described in “—Pending Transaction”) of $4.1 million.

Asset Impairment Charges. Asset impairment charges were $103.9 million for the year ended December 31, 2008, as compared to $157.9 million for the year ended December 31, 2007. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. During 2008, we noted several factors indicating that there may be impairment in some of our asset groups. These included:

•	the deteriorating economic conditions in general;

•	the expected decrease in volume of a major food and beverage customer;

•	a continuing reduction in the automotive quart/liter container business as our customers convert to multi-quart/liter containers;

•

the introduction by us, and our competitors, of newer production technology in the food and beverage sector which is improving productivity, causing certain of our older machinery and equipment to become obsolete;

•	the projected losses in a high-cost facility in France; and

•	the loss of business of a large automotive lubricants customer.

We conducted impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded impairment charges of $101.0 million for property, plant and equipment for the year ended December 31, 2008, compared to $135.7 million for the year ended December 31, 2007. The impairment of property, plant and equipment in 2007 was primarily due to the following:

•	a steady conversion to concentrate containers in the liquid laundry detergent market which has decreased sales;

•	an ongoing reduction in the automotive quart/liter container business as our customers convert to multi-quart/liter containers;

•

introduction by us, and our competitors, of newer production technology in the food and beverage sector which has improved productivity, causing certain of our older machinery and equipment to become obsolete; and

•	the loss of the European portion of a customer’s business.

Of the 2008 impairment charges related to property, plant and equipment, $85.4 million, $11.4 million and $4.2 million were recorded in North America, Europe and South America, respectively.

We also evaluated the recoverability of our intangible assets, and consequently recorded impairment charges related to intangible assets other than goodwill in the United States of $1.5 million for the year ended December 31, 2008, as compared to $21.1 million for the year ended December 31, 2007. During 2008, we recorded impairment charges to our patented technologies and customer relationships of $1.0 million and $0.5 million, respectively, all in our North American Operating Segment. These intangible assets were recorded in conjunction with the acquisitions of O-I Plastic in 2004 and certain operations from Tetra-Pak Inc. in 2005. The patented technologies were impaired primarily as a result of not realizing the growth in revenues for this technology that was anticipated at the time of the acquisition of O-I Plastic. The customer relationships were impaired primarily as a result of reduced revenues for the plant acquired from Tetra-Pak Inc. During 2007, we recorded impairment charges to our licensing agreements, customer relationships and patented technologies of $19.1 million, $1.7 million and $0.3 million, respectively.

We conducted our annual test for goodwill impairment as of December 31, 2008, and recorded impairment charges of $1.4 million, as compared to $1.1 million for the year ended December 31, 2007. The 2008 impairment charges were in connection with our plants in Brazil and Argentina, while the 2007 impairment charges were in connection with our plant in Venezuela. The plants in Brazil and Argentina have not performed at the levels expected and our projected discounted cash flows for these reporting units resulted in fair values that were not sufficient to support the goodwill recorded at the time of the respective acquisitions of these plants. The Venezuela plant had suffered several years of losses and our projected discounted cash flows for this reporting unit had resulted in a fair value that was not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition.

Interest Expense. Interest expense for the year ended December 31, 2008, decreased $30.3 million from the year ended December 31, 2007. The decrease was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007, amendment to our Credit Agreement and a decrease in interest rates (average 90-day LIBOR decreased from 5.3% for the year ended December 31, 2007, to 2.9% for the year ended December 31, 2008).

Other Expense, Net. Other expense, net predominantly included net foreign exchange losses for the years ended December 31, 2008 and 2007. Other expense, net for the year ended December 31, 2008, decreased $1.6 million from the year ended December 31, 2007.

Income Tax Provision. Income tax provision for the year ended December 31, 2008, decreased $6.9 million from the year ended December 31, 2007. The decrease primarily resulted from a reduction in unrecognized tax benefits of foreign subsidiaries and an increase in a deferred tax benefit associated with Mexican asset tax credit carryforwards. These decreases were partially offset by increased profitability in our Canadian and Mexican subsidiaries.

Net Loss. Primarily as a result of factors discussed above, net loss was $57.3 million for the year ended December 31, 2008, compared to net loss of $206.1 million for the year ended December 31, 2007.

2007 Compared to 2006

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year ended December 31,		%Increase/ (Decrease)
	2007	2006
	(Dollars in millions)
Net sales	$2,493.5	$2,520.9	(1.1)%
Cost of goods sold	2,154.3	2,233.4	(3.5)

Gross profit	339.2	287.5	18.0
% of net sales (1)	13.6%	11.4%
Selling, general and administrative expenses	136.4	131.4	3.8
% of net sales (1)	5.5%	5.2%
Asset impairment charges	157.9	25.9	>100.0
Net loss on disposal of property, plant and equipment	19.5	13.8	41.3

Operating income	25.4	116.4	(78.2)
% of net sales (1)	1.0%	4.6%
Interest expense	210.6	207.5	1.5
Interest income	(0.9)	(0.5)	80.0
Other expense, net	2.0	2.2	(9.1)
Income tax provision	19.8	27.6	(28.3)

Net loss	$(206.1)	$(120.4)	(71.2)%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the year ended December 31, 2007, decreased $27.4 million, or 1.1%, from the year ended December 31, 2006. The decrease in sales was primarily due to higher sales of lower priced products and price reductions in response to competitive pressure, offset by an increase in resin costs which are passed through to customers and the positive impact of changes in exchange rates. Container units sold increased 0.4%.

On an Operating Segment basis, sales for the year ended December 31, 2007, in North America decreased $80.4 million, or 3.6%, from the year ended December 31, 2006, primarily due to higher sales of lower priced products, price reductions and lower container units sold of 2.8%, offset by an increase in resin costs. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $14.7 million, $15.8 million, $9.0 million and $40.9 million, respectively, to the decrease. Container units sold in North America increased in the household product category by 0.5% and decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 0.6%, 6.8% and 14.8%, respectively.

Sales for the year ended December 31, 2007, in Europe increased $42.0 million, or 17.8%, from the year ended December 31, 2006. The increase in sales was primarily due to the positive impact of changes in exchange rates of $24.8 million and higher container units sold of 7.2% compared to the same period last year.

Sales for the year ended December 31, 2007, in South America increased $11.0 million, or 17.1%, from the year ended December 31, 2006. The increase in sales was primarily due to increased unit volume and the positive impact of changes in exchange rates of $5.9 million.

Gross Profit. Gross profit for the year ended December 31, 2007, increased $51.7 million, or 18.0%, from the year ended December 31, 2006. Gross profit for the year ended December 31, 2007, increased in North

America, Europe and South America by $39.7 million, $10.9 million and $1.1 million, respectively, when compared to the year ended December 31, 2006. The overall increase in gross profit was driven by several factors including ongoing productivity initiatives, the absence in 2007 of expenses related to the hurricanes in the United States in the second half of 2005 of $13.6 million, lower project startup costs (primarily costs associated with startups of manufacturing lines to produce new products) of $9.4 million, lower integration expenses for the O-I Plastic acquisition of $5.2 million and a weakening of the U.S. dollar against the euro and other currencies of $5.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007, increased $5.0 million, or 3.8%, from the year ended December 31, 2006. The increase was primarily due to increases in consulting expenses associated with restructuring of the business of $8.9 million and employee bonus expenses of $10.3 million, partially offset by decreases in costs associated with aborted acquisitions of $4.7 million, costs related to employee severance of $4.8 million and development costs of $4.9 million.

Asset Impairment Charges. Asset impairment charges were $157.9 million for the year ended December 31, 2007, as compared to $25.9 million for the year ended December 31, 2006. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. During 2007, we noted several factors indicating that there may be impairment in some of our asset groups. These included:

•	a steady conversion to concentrate containers in the liquid laundry detergent market which has decreased sales;

•	an ongoing reduction in the automotive quart/liter container business as our customers convert to multi-quart/liter containers;

•

introduction by us, and our competitors, of newer production technology in the food and beverage sector which has improved productivity, causing certain of our older machinery and equipment to become obsolete; and

•	the loss of the European portion of a customer’s business.

We conducted impairment tests in accordance with SFAS 144, and recorded impairment charges of $135.7 million for property, plant and equipment for the year ended December 31, 2007, compared to $14.2 million for the year ended December 31, 2006. The impairment of property, plant and equipment in 2006 was primarily a result of a significant decrease in revenue in several European plants, the discontinuation of preform manufacturing in Europe and the loss of a major customer in South America. Of the 2007 impairment charges related to property, plant and equipment, $116.8 million, $18.3 million and $0.6 million were recorded in North America, Europe and South America, respectively.

We also evaluated the recoverability of our intangible assets, and consequently recorded impairment charges related to intangible assets other than goodwill in the United States of $21.1 million for the year ended December 31, 2007. We recorded impairment charges to our licensing agreements, customer relationships and patented technologies of $19.1 million, $1.7 million and $0.3 million, respectively, all in our North American Operating Segment. These intangible assets were recorded in conjunction with the acquisition of O-I Plastic in 2004. The licensing agreements were impaired due to lower projected royalty revenues associated with licensing agreements acquired in the acquisition of O-I Plastic as compared to royalty revenues projected at the time of the acquisition. The customer relationships were impaired primarily as a result of reduced revenues with a major customer resulting from that customer’s policy regarding allocation of its business among several vendors. The patented technologies were impaired primarily as a result of the conversion of a significant portion of our continuous extrusion manufacturing to Graham Wheel technology.

We conducted our annual test for goodwill impairment as of December 31, 2007, and recorded impairment charges of $1.1 million, as compared to $11.7 million for the year ended December 31, 2006. The 2007 impairment charges were all in connection with our Venezuelan plant while the 2006 impairment charges were in connection with our operations in Ecuador, Finland, the United Kingdom and Venezuela. In 2006, we were notified that we would lose the business of a major customer of the Ecuador plant. We closed our Ecuador plant in 2007. The Finland and the United Kingdom plants had not performed at the levels expected and our projected discounted cash flows for these reporting units had resulted in fair values that were not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition. The Venezuela plant had suffered several years of losses and our projected discounted cash flows for this reporting unit had resulted in a fair value that was not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition.

Interest Expense. Interest expense for the year ended December 31, 2007, increased $3.1 million from the year ended December 31, 2006. The increase was primarily related to the write-off in 2007 of $4.5 million of deferred financing fees in connection with the March 30, 2007, amendment to our Credit Agreement (as compared to the write-off in 2006 of $2.1 million of deferred financing fees in connection with a 2006 amendment to our Credit Agreement) and an increase in interest rates (average 90-day LIBOR increased from 5.19% for the year ended December 31, 2006, to 5.30% for the year ended December 31, 2007), partially offset by lower debt levels in the year ended December 31, 2007.

Other Expense, Net. Other expense, net predominantly included net foreign exchange losses for the years ended December 31, 2007 and 2006. Other expense, net for the year ended December 31, 2007, decreased $0.2 million from the year ended December 31, 2006.

Income Tax Provision. Income tax provision for the year ended December 31, 2007, decreased $7.8 million from the year ended December 31, 2006. Improved profitability in jurisdictions where we have income tax liabilities, principally Europe and Mexico, and valuation allowances placed on domestic and international deferred tax assets were more than offset by decreases in tax expense in the United States. These decreases in the U.S. were attributable to several factors. Both a restructuring of the ownership of our Poland operations and a new protocol to the U.S./Belgium Income Tax Treaty resulted in lower tax on repatriation of unremitted earnings to the U.S. In addition, income tax expense decreased due to reductions in deemed investments in U.S. property of our foreign subsidiaries.

Net Loss. Primarily as a result of factors discussed above, net loss was $206.1 million for the year ended December 31, 2007, compared to net loss of $120.4 million for the year ended December 31, 2006.

Effect of Changes in Exchange Rates

In general, our results of operations are affected by changes in foreign exchange rates. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Current market conditions have recently resulted in a rise of the U.S. dollar relative to these other local currencies. The strength of the U.S. dollar relative to other currencies, if not reversed, could negatively impact our profitability, and the impact could be significant.

We generally conduct business in our foreign operations in local currencies. We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $10.2 million outstanding as of December 31, 2008. There were no foreign currency exchange contracts outstanding as of December 31, 2007. Included in other expense were foreign exchange losses of $0.2 million, $1.9 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive loss by $65.9 million and decreased comprehensive loss by $36.3 million and $23.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

In 2008, 2007 and 2006, we generated $211.2 million, $174.2 million and $263.0 million of cash flow from operations, respectively. These funds were primarily used to fund $144.4 million, $149.1 million and $170.9 million of net cash paid for property, plant and equipment for 2008, 2007 and 2006, respectively, $1.4 million of acquisitions for 2006 and $4.5 million and $1.0 million of debt issuance fee payments for 2007 and 2006, respectively.

Our Credit Agreement consists of a senior secured term loan in an aggregate principal amount of $1,842.2 million outstanding as of December 31, 2008 (the “Term Loan” or “Term Loan Facility”), and a $250.0 million senior secured revolving credit facility (the “Revolver”). The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $41.6 million (including the excess cash flow payment of $22.8 million due for the year ended December 31, 2008, payable by March 31, 2009, as further described below) in 2009, $18.7 million in 2010 and approximately $1,781.9 million in 2011 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7, 2011. The Revolver expires on October 7, 2010. Availability under the Revolver as of December 31, 2008, was $237.6 million (as reduced by $12.4 million of outstanding letters of credit). We expect to fund scheduled debt repayments in 2009 and 2010 from cash flow from operations. It is our intent to refinance the Revolver in 2010 and refinance the Term Loan in 2011, but we cannot provide assurance that we will be able to do so on favorable terms. As of December 31, 2008, we were in compliance with all covenants in the Credit Agreement.

As of December 31, 2008, we had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At December 31, 2008, our total indebtedness was $2,499.2 million.

Unused lines of credit, including the Revolver, at December 31, 2008 and 2007, were $246.1 million and $249.7 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

The global capital markets are currently experiencing unprecedented adverse conditions. While we do not expect to draw on our Revolver in 2009, we continually review the condition of banks and institutions providing commitments and believe they would be able to meet their commitments should we have the need to do so. Management believes our ability to generate cash flow from operations will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs. We are closely monitoring our liquidity, as well as the condition of the capital markets, and cannot predict with any certainty the impact on us of further disruptions in these markets.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loan. An excess cash flow payment of $22.8 million is due for the year ended December 31, 2008, payable by March 31, 2009. As of December 31, 2008, we were in compliance with the financial ratios and tests specified in the Credit Agreement and we currently anticipate being able to comply with such financial ratios and tests for the next fiscal year, however, we cannot give any assurance this will occur.

Covenant compliance EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this annual report on Form 10-K is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net loss to covenant compliance EBITDA is as follows:

Reconciliation of net loss to EBITDA

Year Ended December 31, 2008
(In millions)
Net loss	$(57.3)
Interest income	(0.8)
Interest expense	180.3
Income tax provision	12.9
Depreciation and amortization	177.3

EBITDA	$312.4

Reconciliation of EBITDA to covenant compliance EBITDA

Year Ended December 31, 2008
(In millions)
EBITDA	$312.4
Asset impairment charges	103.9
Other non-cash charges (a)	9.4
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	31.9

Covenant compliance EBITDA	$462.6

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	We are required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Year Ended December 31, 2008
(In millions)
Reorganization and other costs (i)	$21.9
Project startup costs (ii)	10.0

$31.9

(i)	Represents non-recurring costs related to employee severance, professional fees associated with the pending acquisition (as further described in “—Pending Transaction”), plant closures, consulting expenses associated with restructuring of the business, the hurricanes of Gustav and Ike and other costs defined in the Credit Agreement.
(ii)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.50x for the most recent four-quarter period. For the four quarters ended December 31, 2008, the Operating Company’s covenant compliance EBITDA was $462.6 million and the senior secured debt to covenant compliance EBITDA ratio was 3.96x . Given the level of senior secured debt as of December 31, 2008, the Operating Company’s covenant compliance EBITDA could have fallen by $129.8 million to $332.8 million for the four quarters ended December 31, 2008, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.67x for the four quarters ended December 31, 2008.

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

We and our subsidiaries, affiliates or significant unitholders (including The Blackstone Group L.P. and its affiliates) may from time to time, subject to limitations in our debt agreements and in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash paid for property, plant and equipment, excluding acquisitions, for 2008, 2007 and 2006 was $148.6 million, $153.4 million and $190.5 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the maintenance capital expenditures are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the fiscal year 2009, we expect to incur capital expenditures ranging from $140 million to $160 million. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal source of cash to fund ongoing operations and capital requirements has been and is expected to continue to be cash flow from operations. Management believes that cash flow from operations will be sufficient to fund our ongoing operations and foreseeable capital requirements. In connection with plant expansion and improvement programs, we had commitments for capital expenditures of $50.2 million at December 31, 2008.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. For a further description of these agreements see “—Off-Balance Sheet Arrangements.”

2009 Outlook

The current economic environment had a minimal impact on us in 2008, although we did experience declines in volume in the fourth quarter. Based on discussions with our customers and our own internal estimates, we are planning for volumes to continue to decline at a moderate pace throughout 2009. Many of our customers’ products, particularly in the premium products categories, are dependent on their customers discretionary spending which has been constrained by the ongoing recession. In response to these conditions we plan to aggressively control expenses, increase productivity and minimize capital expenditures.

The global economic climate has also resulted in increased foreign exchange rate volatility. We derive a significant percentage of our revenues from our non-U.S subsidiaries operating in their local currencies and those results are affected by changes in the values of non-U.S. currencies to the U.S. dollar. If the dollar remains at its current level relative to the local currencies of the countries in which we operate, or further strengthens, our sales and net income will be affected and the impact could be material. We employ a number of strategies to manage these risks, including the use of derivative financial instruments. However, there can be no assurance that our efforts to manage our currency risks will be successful.

Contractual Obligations and Commitments

The following table sets forth our significant contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
	(In millions)
Long-term debt	$2,477,811	$50,970	$1,801,757	$250,084	$375,000
Capital lease obligations	21,427	5,929	15,338	160	—
Interest payments (a)	581,296	162,299	299,762	90,536	28,699
Operating leases	179,565	32,922	51,493	36,250	58,900
Capital expenditures	50,155	50,155	—	—	—
Fees related to monitoring agreements (b)	25,000	5,000	10,000	10,000	—

Total contractual cash obligations	$3,335,254	$307,275	$2,178,350	$387,030	$462,599

(a)	Interest payments are calculated based upon our 2008 year-end actual interest rates.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements. Such agreements have no contractual term and for purposes of this schedule are presumed to be outstanding for a period of five years. For further information of such agreements, see Note 12, “Transactions with Related Parties,” of the Notes to Consolidated Financial Statements included in this Report.

In addition to the amounts included above, in 2009 we expect to make cash contributions to our pension plans of approximately $6.7 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

Due to recent market volatility, our defined benefit plans have experienced significant market declines in plan assets. As a result, our projected 2009 actuarially determined adjusted funding target attainment percentages (“AFTAP”) have declined proportionately. As of April 1, 2009, benefit restrictions and other notification requirements may be imposed on defined benefit plans if certain AFTAP levels are not achieved. Our AFTAP levels for 2008 were between 80% and 90%. If these levels are maintained for the 2009 plan year, we will be exempt from such benefit restrictions and other notification requirements. To maintain these levels we anticipate additional voluntary funding of $16 million to $18 million in 2009 for the 2008 plan year. For further information on our pension plans, see Note 13, “Pension Plans,” of the Notes to Consolidated Financial Statements included in this Report.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $16.3 million as of December 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 18, “Income Taxes,” of the Notes to Consolidated Financial Statements included in this Report.

Other contractual obligations include certain derivatives with a net liability of $22.8 million as of December 31, 2008. We would have been required to pay this amount to the counterparties to settle these derivatives at December 31, 2008. As required under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” these derivatives will be revalued at each balance sheet date, potentially resulting in a different asset or liability position. Based on the uncertainty of timing and amounts of payments in the future, these derivative contracts are excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $12.4 million and $10.8 million as of December 31, 2008 and 2007, respectively.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2008 and 2007, we had sold $29.9 million and $32.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Critical Accounting Policies and Estimates

Long-Lived Assets

The plastic container business is capital intensive and highly competitive. Technology and market conditions can change rapidly, possibly impacting the fair value of our long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS 144. We generally use a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, we generally estimate fair value using the probability-weighted expected future cash flows discounted at a risk-adjusted rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in our evaluations.

Impairment of Goodwill

Goodwill is not amortized, but instead is subject to impairment testing. We perform an evaluation to determine whether goodwill is impaired annually, or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring as of the end of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units, and is reconciled to our determination of total enterprise fair value. The financial projections are management’s best estimates based on current and forecasted market conditions. The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margins and discount factors; such assumptions are consistent with our annual budgeting and forecasting process. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods. Our evaluation as of December 31, 2008, resulted in no impairment charge being identified for our North American and European Operating Segments and an impairment charge of $1.4 million for our South American Operating Segment. A 1% increase in the discount rates used in our evaluation would have resulted in a reduction of enterprise fair value of reporting units tested of approximately $256 million and no additional impairment charge for the year ended December 31, 2008.

Derivatives

We account for derivatives under SFAS 133, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” These standards establish accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of us, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings.

In the past, we have entered into interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements. These derivative contracts are accounted for as cash flow hedges.

SFAS 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management’s adherence to this accounting policy. Failure to properly document our interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in other comprehensive income (loss). The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

Benefit Plans

We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets, as determined by management. These rates are based on market interest rates, and therefore, fluctuations in market interest rates could impact the amount of pension expense recorded for these plans. Our primary U.S. defined benefit plan for hourly and salaried employees was frozen to future salary and service accruals in the fourth quarter of 2006.

These assumptions change based on changes in rates derived from high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 50 basis points in the discount rate and the long-term rate of return on plan assets, assuming no other changes in estimates, would have increased the amount of the required annual expense by approximately $0.5 million, and increased the pension liability by $0.3 million.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our assumptions regarding future realization may change due to future operating performance and other factors.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of net operating loss carry-forwards, potential tax law changes, the impact of ongoing or potential tax audits, earnings repatriation plans and other future tax consequences.

In 2007, we implemented Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. Due to the significant amounts involved and judgment required, we deem this policy to be critical to our financial statements.

For disclosure of all of our significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements included in this Report.

Pending Transaction

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including CapCo II, entered into an Equity Purchase Agreement with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions, HACI’s stockholders would acquire a majority of the outstanding common stock of CapCo II and CapCo II would own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

The Transaction would be reported as a business combination with HACI being deemed the accounting acquirer, as defined by SFAS 141 (Revised 2007) (“SFAS 141(R)”), “Business Combinations.” Additionally, the Transaction was structured to preserve our existing debt structure and management does not believe that the Transaction would result in a breach of, or result in a default under, our existing credit facilities or constitute a “change of control” under the indentures of our existing senior and senior subordinated notes.

On January 27, 2009, we entered into the First Amendment to the Equity Purchase Agreement which stipulates that:

•

HACI and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller’s representative, will each have the right to terminate the Equity Purchase Agreement by giving written notice to the other; and

•	each party will be released from the Equity Purchase Agreement’s exclusivity provisions and will be permitted to consider other possible transactions.

Given the uncertainty of the global capital and credit markets, we cannot provide any assurance that this Transaction will be completed.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. We adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (see Note 11 of the Notes to Consolidated Financial Statements in this Report for further discussion). We adopted SFAS 157 for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on our financial statements as it relates to these assets and liabilities.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141 (R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of our previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. We expect SFAS 141 (R) will have an impact on accounting for future business combinations and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. We adopted SFAS 160 effective January 1, 2009, and the adoption had no impact on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We adopted SFAS 161 effective January 1, 2009, and will begin to make the required disclosures beginning with the filing of our Quarterly Report on Form 10-Q for the period ending March 31, 2009.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement, which became effective on November 15, 2008, did not have any impact on our financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions, after the effective date. We adopted FSP 142-3 effective January 1, 2009, and the adoption did not have a significant impact on our financial statements.

In December 2008, the FASB issued Staff Position FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that the adoption of FSP132(R)-1 may have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business we are subject to risk from adverse fluctuations in interest and foreign exchange rates and commodity prices. We manage these risks through a program that includes the use of derivative financial instruments, primarily interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which we use such instruments is dependent upon our access to them in the financial markets and our use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve our goal of risk reduction. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant long- and short-term debt commitments outstanding as of December 31, 2008. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. We manage our interest rate risk by entering into interest rate swap and collar agreements. Based on the outstanding amount of our variable rate indebtedness at December 31, 2008, a one percentage point change in the interest rates for our variable rate indebtedness would impact interest expense by an aggregate of approximately $16.5 million, after taking into account the outstanding notional amount of our interest rate collar agreements at December 31, 2008. All of our derivative financial instrument transactions are entered into for non-trading purposes.

Our financial instruments at December 31, 2008, including derivative instruments, that expose us to interest rate risk and market risk are presented in the table below. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2008. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swap and collar agreements, the table presents notional amounts and interest rates, by expected (contractual) maturity date, including the pay rates and the receive rates (actual interest rates at December 31, 2008). The interest rate swap and collar agreements are accounted for as cash flow hedges. Note 11 of the Notes to Consolidated Financial Statements included in this Report should be read in conjunction with the table below.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest Rate Swap Agreements at December 31, 2008								Fair Value December 31, 2008
	2009	2010	2011	2012	2013		Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$44,765	$19,357	$1,781,993	$—	$		$—	$1,846,115	$1,325,698
Average interest rate	6.40%	5.91%	5.50%					5.53%
Fixed rate borrowings	$12,134	$10,018	$5,727	$250,232		$12	$375,000	$653,123	$436,872
Average interest rate	15.22%	8.14%	7.73%	8.50%		3.96%	9.88%	9.40%
Total interest rate sensitive liabilities	$56,899	$29,375	$1,787,720	$250,232		$12	$375,000	$2,499,238	$1,762,570

Derivatives matched against liabilities:
Pay fixed swaps			$350,000					$350,000	$(16,142)
Pay rate			4.08%					4.08%
Receive rate			1.77%					1.77%
Interest rate collars		$385,000						$385,000	$(6,436)
Cap rate		4.70%						4.70%
Floor rate		2.88%						2.88%

Foreign Currency Exchange Rate Risk

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. Foreign currency exchange contracts are accounted for as cash flow hedges. At December 31, 2008, we had foreign currency exchange contracts outstanding for the purchase of Canadian dollars and pound sterling in an aggregate amount of $10.2 million. There were no foreign currency exchange contracts outstanding as of December 31, 2007.

Commodity Pricing Risk

We purchase commodities for our products such as HDPE and PET resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. We entered into natural gas swap agreements to hedge approximately 22 percent and 50 percent of our domestic exposure to fluctuations in natural gas prices for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had natural gas swap agreements outstanding in an aggregate amount of $0.9 million that expire in 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included financial statement schedules I and II listed in the index at Item 15(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 10, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$43,879	$18,314
Accounts receivable, net	233,734	247,953
Inventories	224,361	266,184
Deferred income taxes	2,829	7,520
Prepaid expenses and other current assets	57,248	40,698

Total current assets	562,051	580,669
Property, plant and equipment	1,921,257	2,181,384
Less accumulated depreciation and amortization	860,663	938,966

Property, plant and equipment, net	1,060,594	1,242,418
Intangible assets, net	46,258	52,852
Goodwill	293,360	306,719
Other non-current assets	44,587	51,175

Total assets	$2,006,850	$2,233,833

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$56,899	$45,695
Accounts payable	100,778	166,573
Accrued expenses and other current liabilities	192,207	184,559
Deferred revenue	34,646	25,024

Total current liabilities	384,530	421,851
Long-term debt	2,442,339	2,488,637
Deferred income taxes	19,669	25,778
Other non-current liabilities	119,637	84,964
Commitments and contingent liabilities (see Notes 19 and 20)
Partners’ capital (deficit):
General partners	(44,372)	(41,508)
Limited partners	(848,307)	(796,694)
Notes and interest receivable for ownership interests	(2,060)	(1,939)
Accumulated other comprehensive income	(64,586)	52,744

Total partners’ capital (deficit)	(959,325)	(787,397)

Total liabilities and partners’ capital (deficit)	$2,006,850	$2,233,833

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net sales	$2,583,657	$2,493,471	$2,520,936
Cost of goods sold	2,209,640	2,154,282	2,233,439

Gross profit	374,017	339,189	287,497

Selling, general and administrative expenses	127,753	136,487	131,414
Asset impairment charges	103,922	157,853	25,875
Net loss on disposal of property, plant and equipment	6,834	19,461	13,851

Operating income	135,508	25,388	116,357
Interest expense	180,278	210,546	207,503
Interest income	(804)	(859)	(552)
Other expense, net	401	2,005	2,192

Loss before income taxes	(44,367)	(186,304)	(92,786)
Income tax provision	12,910	19,748	27,590

Net loss	$(57,277)	$(206,052)	$(120,376)

Net loss allocated to general partners	$(2,864)	$(10,303)	$(6,019)
Net loss allocated to limited partners	$(54,413)	$(195,749)	$(114,357)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
Consolidated balance at January 1, 2006	$(24,946)	$(478,513)	$(3,102)	$12,851	$(493,710)
Net loss for the year	(6,019)	(114,357)	—	—	(120,376)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(3,648)	(3,648)
Minimum pension liability adjustment prior to adoption of SFAS 158 (as defined in Note 1) (net of a tax provision of $273), pension and post-retirement benefit plans	—	—	—	1,837	1,837
Cumulative translation adjustment (net of tax of $0)	—	—	—	23,197	23,197

Comprehensive loss					(98,990)
Adjustment to initially apply SFAS158 (net of a tax benefit of $239), pension and post- retirement benefit plans	—	—	—	(2,585)	(2,585)
Stock compensation expense	—	187	—	—	187
Interest on notes receivable for ownership interests	—	—	(193)	—	(193)
Purchase of partnership units	—	(2,762)	—	—	(2,762)
Exercise of options	—	297	—	—	297

Consolidated balance at December 31, 2006	(30,965)	(595,148)	(3,295)	31,652	(597,756)

Net loss for the year	(10,303)	(195,749)	—	—	(206,052)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(11,572)	(11,572)
Pension and post-retirement benefit plans (net of a tax provision of $363)	—	—	—	(3,670)	(3,670)
Cumulative translation adjustment (net of a tax provision of $1,212)	—	—	—	36,334	36,334

Comprehensive loss					(184,960)
Stock compensation expense	—	608	—	—	608
Interest on notes receivable for ownership interests	—	—	(114)	—	(114)
Purchase of partnership units	—	(1,470)	—	—	(1,470)
Repayment of notes and interest	—	—	1,470	—	1,470
Amounts recognized upon implementation of FIN 48 (as defined in Note 18)	(240)	(4,557)	—	—	(4,797)
Purchase of partnership units	—	(378)	—	—	(378)

Consolidated balance at December 31, 2007	(41,508)	(796,694)	(1,939)	52,744	(787,397)

Net loss for the year	(2,864)	(54,413)	—	—	(57,277)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(22,361)	(22,361)
Pension and post-retirement benefit plans (net of a tax benefit of $342)	—	—	—	(29,028)	(29,028)
Cumulative translation adjustment (net of a tax benefit of $985)	—	—	—	(65,941)	(65,941)

Comprehensive loss					(174,607)
Stock compensation expense	—	2,560	—	—	2,560
Interest on notes receivable for ownership interests	—	—	(121)	—	(121)
Exercise of options	—	240	—	—	240

Consolidated balance at December 31, 2008	$(44,372)	$(848,307)	$(2,060)	$(64,586)	$(959,325)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(57,277)	$(206,052)	$(120,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	177,265	203,047	205,518
Amortization of debt issuance fees	10,343	14,916	12,490
Net loss on disposal of property, plant and equipment	6,834	19,461	13,851
Pension expense	2,625	3,014	9,408
Asset impairment charges	103,922	157,853	25,875
Stock compensation expense	2,560	608	187
Foreign currency transaction (gain) loss	(1,621)	569	411
Interest receivable for ownership interests	(121)	(114)	(193)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	1,651	626	14,819
Inventories	30,674	(22,793)	50,931
Prepaid expenses and other current assets	(7,796)	23,324	(12,535)
Other non-current assets	(8,699)	(5,179)	4,441
Accounts payable and accrued expenses	(40,221)	(13,458)	48,297
Pension contributions	(7,991)	(7,891)	(10,684)
Other non-current liabilities	(947)	6,299	20,511

Net cash provided by operating activities	211,201	174,230	262,951

Investing activities:
Cash paid for property, plant and equipment	(148,576)	(153,385)	(190,539)
Proceeds from sale of property, plant and equipment	4,156	4,278	19,605
Acquisitions of/investments in businesses, net of cash acquired	—	—	(1,426)

Net cash used in investing activities	(144,420)	(149,107)	(172,360)

Financing activities:
Proceeds from issuance of long-term debt	328,182	667,461	809,828
Payment of long-term debt	(362,024)	(683,040)	(913,722)
Proceeds from issuance of partnership units	240	—	297
Purchase of partnership units	—	(3,140)	—
Debt issuance fees	—	(4,500)	(1,000)

Net cash used in financing activities	(33,602)	(23,219)	(104,597)

Effect of exchange rate changes on cash and cash equivalents	(7,614)	3,083	649

Increase (decrease) in cash and cash equivalents	25,565	4,987	(13,357)
Cash and cash equivalents at beginning of year	18,314	13,327	26,684

Cash and cash equivalents at end of year	$43,879	$18,314	$13,327

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$169,035	$198,447	$179,673
Cash paid for income taxes (net of refunds)	$9,269	$18,299	$18,646
Non-cash investing activities:
Capital leases	$403	$2,324	$11,939
Accruals for purchases of property, plant and equipment	$13,806	$19,595	$35,032
Accruals for purchases of partnership units from severed executives	$—	$—	$2,762

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	Significant Accounting Policies

Description of Business

The Company focuses on the manufacture and sale of value-added plastic packaging products principally to large, multinational companies in the food and beverage, household, automotive lubricants and personal care/specialty product categories. The Company has manufacturing facilities in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela.

Principles of Consolidation

The consolidated financial statements include the operations of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership formerly known as Graham Packaging Company; Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the “Operating Company”); and subsidiaries thereof. In addition, the consolidated financial statements of the Company include GPC Capital Corp. I (“CapCo I”), a wholly-owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly-owned subsidiary of Holdings. The purpose of CapCo I is solely to act as co-obligor with the Operating Company under the Senior Notes and Senior Subordinated Notes (as defined herein) and as co-borrower with the Operating Company under the Credit Agreement (as defined herein). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any independent operations. These entities and assets are referred to collectively as Graham Packaging Holdings Company (the “Company”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Holdings has no assets, liabilities or operations other than its direct and indirect investments in the Operating Company and its ownership of CapCo II. Holdings has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes of the Operating Company and CapCo I.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss pass at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company maintains a sales return allowance to reduce sales for estimated future product returns.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of goods sold in the Consolidated Statements of Operations.

Research and Development Costs

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $9.6 million, $11.6 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents. Outstanding checks of $8.4 million and $23.4 million as of December 31, 2008 and 2007, respectively, are included in accounts payable on the Consolidated Balance Sheets.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company capitalizes significant improvements, and charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company accounts for its molds in accordance with EITF 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” All molds, whether owned by the Company or its customers, are included in property, plant and equipment in the Consolidated Balance Sheets. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 3 to 31.5 years. Depreciation and amortization are included in cost of goods sold and selling, general and administrative expenses on the Consolidated Statements of Operations. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

Conditional Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company records corresponding amounts for the asset retirement obligations as increases in the carrying amounts of the related long-lived assets, which are then depreciated over the useful lives of such long-lived assets. The net present value of these obligations was $10.3 million and $9.9 million as of December 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets

The Company accounts for purchased goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is not amortized, but rather is tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 1 to 19 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 6.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Other Non-Current Assets

Other non-current assets primarily include debt issuance fees and deferred income tax assets. Debt issuance fees totaled $33.9 million and $44.3 million as of December 31, 2008 and 2007, respectively. Debt issuance fees are net of accumulated amortization of $41.5 million and $31.2 million as of December 31, 2008 and 2007, respectively. Amortization is computed by the effective interest method over the term of the related debt.

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

In the past, the Company had entered into interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements. These derivative contracts had been accounted for as cash flow hedges.

Benefit Plans

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. Accounting for defined benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. The Company evaluates these assumptions at least once each year, or as facts and circumstances dictate, and makes changes as conditions warrant. Changes to these assumptions will increase or decrease the Company’s reported income, which will result in changes to the recorded benefit plan assets and liabilities.

Deferred Revenue

The Company is often reimbursed for costs incurred to design and develop customer molds under long-term supply arrangements. The Company records these reimbursements as deferred revenue and recognizes the related revenue on a straight-line basis over the shorter of the useful life of the related mold or the term of the long-term supply arrangement. Absent a long-term supply arrangement, the Company recognizes revenue over the useful life of the related mold. Current and non-current deferred revenue were $34.6 million and $25.3 million, respectively, for the year ended December 31, 2008, and $25.0 million and $24.6 million, respectively, for the year ended December 31, 2007.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

The Company continued to account for equity-based compensation to employees for awards outstanding as of January 1, 2006, using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” The exercise prices of all unit options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for equity-based employee compensation

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

plans. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Postemployment Benefits

The Company maintains deferred compensation plans for the Company’s current and former Chief Executive Officers, which provide them with postemployment benefits. Accrued postemployment benefits of $4.9 million and $3.0 million as of December 31, 2008 and 2007, respectively, were included in other non-current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted SFAS 157 effective January 1, 2008, for financial assets and liabilities (See Note 11 for further discussion). The Company adopted SFAS 157 for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on its financial statements as it relates to these assets and liabilities.

In December 2007, the FASB issued SFAS 141 (Revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. The Company expects SFAS 141(R) will have an impact on accounting for future business combinations and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company adopted SFAS 160 effective January 1, 2009, and the adoption had no impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted SFAS 161 effective January 1, 2009, and will begin to make the required disclosures beginning with the filing of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement, which became effective on November 15, 2008, did not have any impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions, after the effective date. The Company adopted FSP 142-3 effective January 1, 2009, and the adoption did not have a significant impact on its financial statements.

In December 2008, the FASB issued Staff Position FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP132(R)-1 may have on its financial statements.

2.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $6.5 million and $5.7 million at December 31, 2008 and 2007, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3.	Concentration of Credit Risk

For the years ended December 31, 2008, 2007 and 2006, 73.3%, 71.6% and 72.6% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, our largest customer, were 13.1%, 13.9% and 17.0% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively. All of these sales were made in North America. Additionally, the Company’s sales to Danone were 10.3% of total sales for the year ended December 31, 2008.

The Company had $141.8 million and $148.5 million of accounts receivable from its top twenty customers as of December 31, 2008 and 2007, respectively. The Company had $16.9 million and $24.3 million of accounts receivable from PepsiCo as of December 31, 2008 and 2007, respectively. The Company had $28.9 million of accounts receivable from Danone as of December 31, 2008.

4.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Finished goods	$144,394	$188,236
Raw materials	79,967	77,948

Total	$224,361	$266,184

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

5.	Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Expected Useful Lives (in years)	2008	2007
		(In thousands)
Land		$39,424	$45,560
Buildings and improvements	7-31.5	225,467	239,914
Machinery and equipment	3-15	1,314,791	1,495,036
Molds and tooling	5	273,312	309,461
Construction in progress		68,263	91,413

		$1,921,257	$2,181,384

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the years ended December 31, 2008, 2007 and 2006 was $169.9 million, $193.2 million and $194.1 million, respectively.

Capital leases included in buildings and improvements were $2.3 million and $2.3 million at December 31, 2008 and 2007, respectively. Capital leases included in machinery and equipment were $52.3 million and $52.1 million at December 31, 2008 and 2007, respectively. Accumulated depreciation on property, plant and equipment accounted for as capital leases is included with accumulated depreciation on owned assets on the Consolidated Balance Sheets.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the years ended December 31, 2008, 2007 and 2006, was $3.9 million, $5.7 million and $9.5 million, respectively.

The Company closed its plant located in Edison, New Jersey in the first half of 2008. The land and buildings at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such have been reclassified from property, plant and equipment to prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2008.

6.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2008, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$23,018	$(5,869)	$17,149	10 years
Customer relationships	33,340	(4,507)	28,833	16 years
Licensing agreement	601	(550)	51	1 year
Non-compete agreement	1,500	(1,275)	225	5 years

Total	$58,459	$(12,201)	$46,258

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2007, were as follows:

Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
(In thousands)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Patented technology	$24,421	$(5,646)	$18,775	11 years
Customer relationships	36,288	(3,342)	32,946	18 years
Licensing agreements	601	—	601	1 year
Non-compete agreements	1,543	(1,013)	530	5 years

Total	$62,853	$(10,001)	$52,852

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $7.6 million and $7.7 million, respectively. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2009	$4,900
2010	4,600
2011	4,500
2012	4,500
2013	4,300

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
		(In thousands)
Balance at January 1, 2007	$284,840	$15,827	$2,727	$303,394
Foreign currency translation adjustments	(110)	2,780	188	2,858
Impairment	—	—	(1,100)	(1,100)
Other adjustments*	1,565	—	2	1,567

Balance at December 31, 2007	286,295	18,607	1,817	306,719
Foreign currency translation adjustments	(8,796)	(2,781)	(373)	(11,950)
Impairment	—	—	(1,409)	(1,409)

Balance at December 31, 2008	$277,499	$15,826	$35	$293,360

*	Settlement of tax audit of purchase price allocation and tax adjustment related to opening balance of pension liability.

8.	Asset Impairment Charges

The components of asset impairment charges in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Property, plant and equipment	$101,019	$135,660	$14,136
Intangible assets	1,494	21,093	—
Goodwill	1,409	1,100	11,739

	$103,922	$157,853	$25,875

Property, Plant and Equipment

During 2008, the Company evaluated the recoverability of its long-lived tangible assets in light of several trends in some of the markets it serves. Among other factors, the Company considered the following in its evaluation:

•	the deteriorating economic conditions in general;

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

•	the expected decrease in volume of a major food and beverage customer;

•	a continuing reduction in the automotive quart/liter container business as the Company’s customers convert to multi-quart/liter containers;

•

the introduction by the Company, and the Company’s competitors, of newer production technology in the food and beverage sector which is improving productivity, causing certain of the Company’s older machinery and equipment to become obsolete;

•	the projected losses in a high-cost facility in France; and

•	the loss of business of a large automotive lubricants customer.

The impaired assets consisted of machinery and equipment, including support assets, for the production lines, as well as land and buildings. The Company determined the fair value of the production lines and support assets using probability-weighted discounted cash flows and determined the fair value of land and buildings using current market information.

During 2007, the Company evaluated the recoverability of its long-lived tangible assets in light of several trends in some of the markets it serves. Among other factors, the Company considered the following in its evaluation:

•	a steady conversion to concentrate containers in the liquid laundry detergent market which has decreased sales;

•	an ongoing reduction in the automotive quart/liter container business as the Company’s customers convert to multi-quart/liter containers;

•

introduction by the Company, and its competitors, of newer production technology in the food and beverage sector which has improved productivity, causing certain of the Company’s older machinery and equipment to become obsolete; and

•	the loss of the European portion of a customer’s business.

The impairment of property, plant and equipment in 2006 was primarily a result of a significant decrease in revenue in several European plants, the discontinuation of preform manufacturing in Europe and the loss of a major customer in South America.

The impairment of property, plant and equipment was recorded in the following operating segments:

	Year ended December 31,
	2008	2007	2006
		(In thousands)
North America	$85,367	$116,807	$2,942
Europe	11,392	18,310	9,281
South America	4,260	543	1,913

	$101,019	$135,660	$14,136

Intangible Assets

During 2008, the Company recorded impairment charges to its patented technologies and customer relationships of $1.0 million and $0.5 million, respectively, all in its North American operating segment. These intangible assets were recorded in conjunction with the acquisitions of O-I Plastic in 2004 and certain operations from Tetra-Pak Inc. in 2005. The patented technologies were impaired primarily as a result of not realizing the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

growth in revenues for this technology that was anticipated at the time of the acquisition of O-I Plastic. The customer relationships were impaired primarily as a result of reduced revenues for the plant acquired from Tetra-Pak Inc.

During 2007, the Company recorded impairment charges to its licensing agreements, customer relationships and patented technologies of $19.1 million, $1.7 million and $0.3 million, respectively, all in its North American operating segment. These intangible assets were recorded in conjunction with the acquisition of O-I Plastic in 2004. The licensing agreements were impaired due to lower projected royalty revenues associated with licensing agreements acquired in the acquisition of O-I Plastic as compared to royalty revenues projected at the time of the acquisition. The customer relationships were impaired primarily as a result of reduced revenues with a major customer resulting from that customer’s policy regarding allocation of its business among several vendors. The patented technologies were impaired primarily as a result of the conversion of a significant portion of the Company’s continuous extrusion manufacturing to Graham Wheel technology.

Goodwill

The Company performs its annual test of impairment of goodwill as of December 31. As a result of this test the Company recorded impairment charges of $1.4 million, $1.1 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the following locations (with the operating segment under which it reports in parentheses):

•	Brazil in 2008 (South America)

•	Argentina in 2008 (South America)

•	Venezuela in 2006 and 2007 (South America)

•	Ecuador in 2006 (South America)

•	the United Kingdom in 2006 (Europe)

•	Finland in 2006 (Europe)

The plants in Brazil and Argentina have not performed at the levels expected and the Company’s projected discounted cash flows for these reporting units resulted in fair values that were not sufficient to support the goodwill recorded at the time of the respective acquisitions of these plants. The Venezuela plant had suffered several years of losses and the Company’s projected discounted cash flows for this reporting unit had resulted in a fair value that was not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition. In 2006, the Company was notified that it would lose the business of a major customer of the Ecuador plant. The Company closed its Ecuador plant in 2007. The Finland and the United Kingdom plants had not performed at the levels expected and the Company’s projected discounted cash flows for these reporting units had resulted in fair values that were not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued employee compensation and benefits	$65,460	$68,409
Accrued interest	32,969	32,069
Accrued sales allowance	27,425	29,622
Other	66,353	54,459

	$192,207	$184,559

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 110 of whom were terminated by December 31, 2008. Substantially all of the cash

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

payments for these termination benefits are expected to be made by March 31, 2010. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 59 employees, all of whom were terminated by December 31, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2009. The Company also recognized severance expense in France of $1.9 million (reflected in selling, general and administrative expenses) in 2007, and reduced the accrual in 2008 by $0.3 million, related to the severing of 12 employees, eleven of whom were terminated as of December 31, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2009.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 46 employees, all of whom were terminated by December 31, 2008. All of the cash payments for these termination benefits have been made as of December 31, 2008. The Company also recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million (reflected in selling, general and administrative expenses) related to the severing of 16 employees. All of the cash payments for these termination benefits have been made as of December 31, 2008. The Company also recognized severance expense in France of $3.8 million (reflected in cost of goods sold) related to the severing of 37 employees. All of the cash payments for these termination benefits have been made as of December 31, 2008.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment for the last three years. At December 31, 2008, $0.3 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2006	$2,043	$4,244	$6,287
Charged to expense during the year	6,965	53	7,018
Payments during the year	(2,245)	(3,412)	(5,657)
Foreign currency translation adjustments	—	379	379
Other adjustments	(1)	(192)	(193)

Balance at December 31, 2006	6,762	1,072	7,834
Charged to expense during the year	2,067	1,951	4,018
Payments during the year	(4,125)	(711)	(4,836)
Foreign currency translation adjustments	—	84	84
Other adjustments	(42)	(270)	(312)

Balance at December 31, 2007	4,662	2,126	6,788
Charged to expense during the year	3,545	86	3,631
Payments during the year	(5,064)	(1,498)	(6,562)
Foreign currency translation adjustments	—	36	36
Other adjustments	(126)	(589)	(715)

Balance at December 31, 2008	$3,017	$161	$3,178

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Term loan	$1,842,188	$1,860,938
Revolver	—	—
Foreign and other revolving credit facilities	2,455	14,501
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	21,427	33,180
Other	8,168	713

	2,499,238	2,534,332
Less amounts classified as current	56,899	45,695

Total	$2,442,339	$2,488,637

The Company’s credit agreement consists of a senior secured term loan to the Operating Company in an aggregate principal amount of $1,842.2 million outstanding as of December 31, 2008 (the “Term Loan” or “Term Loan Facility”), and a $250.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $41.6 million (including the excess cash flow payment of $22.8 million due for the year ended December 31, 2008, payable by March 31, 2009, as further described below) in 2009, $18.7 million in 2010 and approximately $1,781.9 million in 2011 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7, 2011. The Revolver expires on October 7, 2010. Availability under the Revolver as of December 31, 2008, was $237.6 million (as reduced by $12.4 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of December 31, 2008, the Company had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

During 2004 and 2005, the Operating Company entered into forward starting interest rate swap agreements that effectively fixed the interest rate on $925.0 million of the Term Loan at a weighted average rate of 4.02%. These swap agreements went into effect at various points in 2006 and expired in December 2007 ($650.0 million) and January 2008 ($275.0 million).

During 2007, the Operating Company entered into two forward starting interest rate collar agreements that effectively fix the interest rate within a fixed cap and floor rate on $385.0 million of the Term Loan at a weighted average cap rate of 4.70% and a weighted average floor rate of 2.88%. These forward starting collar agreements went into effect January 2008 and expire in 2010.

During 2008, the Operating Company entered into four forward starting interest rate swap agreements that effectively fix the interest rate on $350.0 million of the Term Loan at a weighted average rate of 4.08%. These swap agreements will go into effect August 2009 and expire in 2011.

The Credit Agreement and indentures governing the Notes contain a number of significant covenants that, among other things, restrict the Company’s and the Company’s subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loan. An excess cash flow payment of $22.8 million was due for the year ended December 31, 2008, payable by March 31, 2009. As of December 31, 2008, the Company was in compliance with all covenants.

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

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loan and Revolver was 5.50% and 7.50% at December 31, 2008 and 2007, respectively, excluding the effect of interest rate swap agreements.

The Company had several revolving credit facilities denominated in U.S. dollars, Brazilian real, Argentine pesos, Polish zloty and Venezuelan bolivar with aggregate available borrowings at December 31, 2008 equivalent to $8.1 million. The Company’s average effective interest rate on borrowings of $2.5 million on these credit facilities at December 31, 2008, was 20.3%. The Company’s average effective interest rate on borrowings of $14.5 million on these credit facilities at December 31, 2007, was 13.99%.

Cash paid for interest during 2008, 2007 and 2006, net of amounts capitalized of $3.9 million, $5.7 million and $9.5 million, respectively, totaled $169.0 million, $198.4 million and $179.7 million, respectively.

The annual debt service requirements of the Company for the succeeding five years are as follows (in thousands):

2009	$56,899
2010	29,375
2011	1,787,720
2012	250,232
2013	12

11.	Fair Value of Financial Instruments and Derivatives

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,846.1 million and $1,875.7 million at December 31, 2008 and 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,325.7 million and $1,875.7 million at December 31, 2008 and 2007, respectively. The Company’s fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $653.1 million and $658.7 million at December 31, 2008 and 2007, respectively. The fair value of this long-term debt, including the current portion, was approximately $436.9 million and $588.8 million at December 31, 2008 and 2007, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

Interest rate collar and swap agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2008 and 2007, the assets or liabilities associated with interest rate swap agreements and collar agreements were recorded on the balance sheet in prepaid expenses and other current assets and other non-current assets, or in other current liabilities and other non-current liabilities, at fair value. The hedges are highly effective as defined in SFAS 133, with the effective portion of the cash flow hedges recorded in other comprehensive income (loss). The effective portion of these cash flow hedges recorded in other comprehensive income (loss) was an unrealized loss of $22.6 million and $0.7 million as of December 31, 2008 and 2007, respectively. Failure to properly document the Company’s interest rate swap and collar agreements as effective hedges would result in income statement recognition of all or part of the cumulative $22.6 million unrealized loss recorded in accumulated other comprehensive income (loss) as of December 31, 2008. Approximately 43% of the amount recorded within other comprehensive income (loss) is expected to be recognized as interest expense in the next twelve months.

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. Had the Company not hedged its interest rates in 2008, 2007 and 2006, interest expense would have been lower by $0.2 million and higher by $12.3 million and $11.5 million, respectively, compared to an entirely unhedged variable-rate debt portfolio.

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company, where possible and cost effective in the Company’s judgment, utilizes foreign currency hedging activities to protect against volatility associated with purchase commitments that are denominated in foreign currencies for machinery and equipment and other items created in the normal course of business. The terms of these contracts are generally less than one year. Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are accounted for as cash flow hedges in accordance with SFAS 133. At December 31, 2008, the Company had foreign currency exchange contracts outstanding for the purchase of Canadian dollars and pound sterling in an aggregate amount of $10.2 million. There were no foreign currency exchange contracts outstanding at December 31, 2007.

The following table presents information for the Company’s interest rate collar agreements, interest rate swap agreements and foreign currency exchange contracts. These derivative financial instruments are accounted for as cash flow hedges. The notional amount does not necessarily represent amounts exchanged by the parties, and therefore is not a direct measure of the Company’s exposure to credit risk. The fair value approximates the cost to settle the outstanding contracts.

	December 31,
	2008	2007
	(In thousands)
Collar agreements:
Notional amount	$385,000	$385,000
Fair value – liability	(6,436)	(785)

Swap agreements:
Notional amount	350,000	275,000
Fair value – (liability) asset	(16,142)	78

Foreign currency exchange contracts:
Notional amount	10,208	—
Fair value – liability	(240)	—

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative financial instruments	$—	$110	$—
Liabilities:
Derivative financial instruments	$—	$23,177	$—

The Company’s derivative financial instruments predominantly consist of interest rate collar and swap agreements based on LIBOR swap rates and foreign currency exchange contracts, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

Credit risk arising from the inability of a counterparty to meet the terms of the Company’s financial instrument contracts is generally limited to the amounts, if any, by which the counterparty’s obligations exceed the obligations of the Company. It is the Company’s policy to enter into financial instruments with a diverse group of creditworthy counterparties in order to spread the risk among multiple counterparties. With respect to the Company’s cash flow hedges, the Company routinely considers the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. The Company has considered the recent market events in determining the impact, if any, of counterparty default on its cash flow hedges. The cash flow hedges that the Company currently has are with major banking institutions that have not, in management’s opinion, been significantly impacted by the current market conditions. Accordingly, the Company has concluded that the likelihood of counterparty default is remote.

12.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering Corporation (“Graham Engineering”), under which Graham Engineering provided the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. Certain entities controlled by Donald C. Graham and his family (the “Graham Family Investors”) own Graham Engineering and have a 15% ownership interest in the Company. In addition, they have supplied management services to the Company since 1998. The Equipment Sales Agreement terminated on December 31, 2007. An entity affiliated with Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, the “Blackstone Investors”), who together have an 80% ownership interest in the Company, has supplied management services to the Company since

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

1998. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Equipment and related services purchased from affiliates	$1,272	$11,011	$10,311
Goods and related services purchased from affiliates	$—	$—	$35
Management services provided by affiliates	$5,213	$5,293	$5,140
Interest income on notes receivable from owners	$121	$114	$193

Account balances with affiliates included the following:

	As of December 31,
	2008	2007
	(In thousands)
Accounts payable	$1,386	$1,745
Notes and interest receivable for ownership interests	$2,060	$1,939
Receivable from partner	$4,232	$4,232

At December 31, 2008, the Company had loans outstanding to certain current and former management employees of the Company of $2.1 million for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest are reflected in Partners’ Capital (Deficit) on the Consolidated Balance Sheets.

On behalf of the Blackstone Investors, the Company made payments to the Company’s former Chief Executive Officer and Chief Financial Officer on January 5, 2007, for its repurchase of all of their outstanding partnership units, pursuant to separation agreements dated as of December 3, 2006. As a result of these payments, the Blackstone Investors became the owners of the partnership units and owe the Company $4.2 million. This receivable is reflected in Partners’ Capital (Deficit) on the Consolidated Balance Sheets.

Gary G. Michael, a member of the committee that advises the partnership and the general partners (the “Advisory Committee”), also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at December 31, 2008 and 2007, were receivables from The Clorox Company of $3.6 million and $2.1 million, respectively. Included in net sales for the years ended December 31, 2008, 2007 and 2006, were net sales to The Clorox Company of $45.2 million, $30.0 million and $30.6 million, respectively.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

The Company uses a December 31 measurement date for all of its plans. The components of pension expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plan
	U.S.			Non-U.S.
	2008	2007	2006	2008	2007	2006
	(In thousands)
Net periodic benefit cost and amounts recognized in other comprehensive income (loss):
Service cost	$1,821	$2,192	$10,387	$690	$798	$718
Interest cost	4,695	4,339	4,245	910	891	774
Expected return on assets	(5,711)	(5,114)	(3,977)	(963)	(953)	(771)
Amortization of prior service cost	665	673	388	54	53	31
Amortization of net loss	80	85	738	66	50	78
Special benefits	318	—	14	—	—	—
Curtailment gain	—	—	(3,085)	—	—	(132)

Net periodic pension costs	1,868	2,175	$8,710	757	839	$698

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Prior service cost for period	356	5,050		—	303
Net loss (gain) for period	29,585	27		(325)	(504)
Amortization of prior service cost	(665)	(673)		(54)	(53)
Amortization of net loss	(80)	(85)		(66)	(50)
Foreign currency exchange rate change	—	—		(84)	369

Total	29,196	4,319		(529)	65

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$31,064	$6,494		$228	$904

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $0.7 million and $1.6 million, respectively, for the U.S. plans, and $0.1 million and $0.1 million, respectively, for the non-U.S. plans.

All of the Company’s plans have a benefit obligation in excess of plan assets. Using the most recent actuarial valuations, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2008 and 2007. The Company uses the fair value of its pension assets in the calculation of pension expense for all of its pension plans.

	U.S.		Non-U.S.
	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(76,049)	$(68,018)	$(18,256)	$(16,539)
Service cost	(1,821)	(2,192)	(690)	(798)
Interest cost	(4,695)	(4,339)	(910)	(891)
Benefits paid	2,440	1,360	541	355
Change in benefit payments due to experience	—	—	(18)	(3)
Participant contributions	—	—	(102)	(106)
Effect of exchange rate changes	—	—	4,094	(1,273)
(Increase) decrease in benefit obligation due to change in discount rate	(6,949)	1,699	—	—
Special termination benefits	(318)	—	—	—
Actuarial gain	165	491	2,916	1,302

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Increase in benefit obligation due to plan change	(356)	(5,050)	—	(303)

Benefit obligation at end of year	$(87,583)	$(76,049)	$(12,425)	$(18,256)

Change in plan assets:
Plan assets at market value at beginning of year	$64,333	$55,908	$14,767	$12,761
Actual return on plan assets	(17,090)	2,897	(1,611)	160
Foreign currency exchange rate changes	—	—	(3,356)	1,092
Employer contributions	7,206	6,888	785	1,003
Participant contributions	—	—	102	106
Benefits paid	(2,440)	(1,360)	(541)	(355)

Plan assets at market value at end of year	$52,009	$64,333	$10,146	$14,767

Funded status	$(35,574)	$(11,716)	$(2,279)	$(3,489)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(16)	$(18)
Non-current liabilities	(35,574)	(11,716)	(2,263)	(3,471)

Total	$(35,574)	$(11,716)	$(2,279)	$(3,489)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized prior service cost	$6,158	$6,467	$459	$550
Unrecognized net actuarial loss	31,258	1,753	485	924

Total	$37,416	$8,220	$944	$1,474

Accrued benefit cost:
Accrued benefit cost at beginning of year	$(3,496)	$(8,209)	$(2,015)	$(2,368)
Net periodic benefit cost	(1,868)	(2,175)	(757)	(839)
Employer contributions	7,206	6,888	785	1,003
Effect of exchange rate changes	—	—	652	189

Accrued benefit cost at end of year	$1,842	$(3,496)	$(1,335)	$(2,015)

The following table presents significant assumptions used to determine benefit obligations at December 31:

	2008	2007
Discount rate:
- U.S.	6.25%	6.00%
- Canada	6.25%	5.25%
- UK	6.40%	5.37%
- Mexico	8.16%	7.64%
Rate of compensation increase:
- U.S.	N/A	N/A
- Canada	4.00%	4.00%
- UK	3.80%	3.60%
- Mexico	5.04%	4.54%

The following table presents significant weighted average assumptions used to determine benefit cost for the years ended December 31:

	Actuarial Assumptions
	U.S.	Canada	UK	Mexico
Discount rate:
2008	6.00%	5.25%	5.37%	7.64%
2007	5.75%	5.00%	5.00%	5.59%
2006	5.75%	5.00%	4.90%	7.46%

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Long-term rate of return on plan assets:
2008	8.75%	7.00%	7.10%	N/A
2007	8.75%	8.00%	6.92%	N/A
2006	8.75%	8.00%	6.20%	N/A

Weighted average rate of increase for future compensation levels:
2008	N/A	4.00%	3.60%	4.54%
2007	4.50%	4.00%	3.60%	4.91%
2006	4.50%	4.00%	3.50%	4.88%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, an expected long-term rate of return on plan assets and rate of increase in future compensation levels. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The U.S. expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2008, the Company’s asset allocation was 52% with equity managers, 37% with fixed income managers and 11% other. At December 31, 2007, the Company’s asset allocation was 60% with equity managers, 34% with fixed income managers and 6% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption was 8.75% in 2008 and 2007.

Asset allocation for the Company’s UK plan is 35% with equity managers, 50% with fixed income managers and 15% in real estate.

The Company made cash contributions to its pension plans in 2008 of $8.0 million and paid benefit payments of $3.0 million. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2009 of $6.7 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

Due to recent market volatility, the Company’s defined benefit plans have experienced significant market declines in plan assets. As a result, the Company’s projected 2009 actuarially determined adjusted funding target attainment percentages (“AFTAP”) have declined proportionately. As of April 1, 2009, benefit restrictions and other notification requirements may be imposed on defined benefit plans if certain AFTAP levels are not achieved. The Company’s AFTAP levels for 2008 were between 80% and 90%. If these levels are maintained for the 2009 plan year, the Company will be exempt from such benefit restrictions and other notification requirements. To maintain these levels we anticipate additional voluntary funding of $16 million to $18 million in 2009 for the 2008 plan year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In thousands)
2009	$2,519
2010	2,718
2011	3,047
2012	3,541
2013	3,980
Years 2014 — 2018	26,786

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2008, 2007 and 2006 were $8.3 million, $8.5 million and $3.2 million, respectively.

The Company also had statutory plans in France and the Netherlands that are not included in the amounts above. As of December 31, 2008, these plans had pension liabilities of $2.5 million and $0.5 million for France and the Netherlands, respectively.

14.	Partners’ Capital

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989, as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to “Graham Packaging Company.” Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) BMP/Graham Holdings Corporation (“Investor LP”), a Delaware corporation formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of Investor LP (“Investor GP” and together with Investor LP, the “Equity Investors”) agreed to a recapitalization of Holdings (the “Recapitalization”). Closing under the Recapitalization Agreement occurred on February 2, 1998. Upon the closing of the Recapitalization, the name of Holdings was changed to “Graham Packaging Holdings Company.” Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined below).

As a result of the consummation of the Recapitalization, Investor LP owns an 80.9% limited partnership interest in Holdings and Investor GP owns a 4% general partnership interest in Holdings. The Graham Family Investors have retained a 0.7% general partnership interest and a 14.3% limited partnership interest in Holdings. On December 23, 2008, Roger M. Prevot exercised an option to purchase 9.3 partnership units and therefore owns a 0.1% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

As contemplated by the Recapitalization Agreement, Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham Packaging Corporation (“Graham GP Corp”), Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P., Investor LP. and Roger M. Prevot.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

15.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2006	$14,514	$(4,541)	$2,878	$12,851
Change	(3,648)	—	23,197	19,549
Minimum pension liability adjustment prior to adoption of SFAS 158	—	1,837	—	1,837
Adjustment to initially apply SFAS 158	—	(2,585)	—	(2,585)

Balance at December 31, 2006	10,866	(5,289)	26,075	31,652
Change	(11,572)	(3,670)	36,334	21,092

Balance at December 31, 2007	(706)	(8,959)	62,409	52,744
Change	(22,361)	(29,028)	(65,941)	(117,330)

Balance at December 31, 2008	$(23,067)	$(37,987)	$(3,532)	$(64,586)

16.	Option Plans

On February 2, 1998, the Company adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”). On November 17, 2004, the Company adopted a second option plan entitled 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan”). On March 7, 2008, the Company adopted a third option plan entitled 2008 Graham Packaging Holdings Company Management Option Plan (the “2008 Option Plan” and, together with the 1998 Option Plan and the 2004 Option Plan, the “Option Plans”). The compensation committee of the Company has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee members of the Advisory Committee, advisors, consultants and other individuals providing services to Holdings of options (“Options”) to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a “Unit”). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan may not exceed 631.0 Units and the aggregate number of Units with respect to which Options may be granted at any time under the 2008 Option Plan, together with the 2004 Option Plan, may not exceed 1,278.4 Units, representing a total of up to 12.5% of the equity of Holdings.

Under the 1998 Option Plan and the 2004 Option Plan, the exercise price per Unit is or will be equal to or greater than the fair value of a Unit on the date of grant. Under the 2008 Option Plan, the exercise price per Unit is or will be less than, equal to, or greater than the fair value of a Unit on the date of grant, provided that there are limitations on exercise of any Option granted at less than fair value on the grant date. The Company determines the fair value of a Unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on its projected cash flows. The Company utilizes the services of an appraisal firm to assist in these analyses. The number and type of Units covered by outstanding Options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

In general, Options awarded under the 1998 Option Plan vest according to either a time-based component or time-based and performance-based components as follows: 50% of the Options vest and become exercisable in 20% increments annually over five years, so long as the holder of the Option is still an employee on the vesting date, and 50% of the Options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified earnings targets for each year, although these Options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the Option is still an employee on that date.

In general, except for Options granted in 2006, Options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 295.7 Options were granted to Warren D. Knowlton (who at the time was the Company’s Chief Executive Officer and as of December 31, 2008, became the Executive Chairman of the Advisory Committee), 177.4 of which have vested and are exercisable as of December 31, 2008, an additional 20% of the Options which vest and become exercisable on December 4, 2009, and an additional 20% of the Options which vest and become exercisable on December 4, 2010, so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 110.9 Options were granted to Mark S. Burgess (who at the time was the Company’s Chief Financial Officer and as of January 1, 2009, became the Company’s Chief Executive Officer), 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the holder of the Option is still an employee on the vesting date, and 50% of which vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the Option is still an employee on the vesting date. On December 4, 2006, 221.8 Options were granted to Mr. Knowlton and Mr. Burgess which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.

The weighted average fair value at date of grant for Options granted in 2008, 2007 and 2006 was $10,625, $6,332 and $6,001 per Option, respectively. The fair value of each Option was estimated on the date of the grant using a fair value option pricing model, with the following weighted-average assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	30%
Risk-free interest rate	2.28%	3.50%	4.53%
Expected option life (in years)	4.5	3.2	4.5

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

The Company estimates expected volatility based upon the volatility of the stocks of comparable public companies. The Company’s expected life of Options granted was based upon actual experience and expected employee turnover. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the Options granted. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

A summary of the changes in the Options outstanding under the Option Plans during 2008 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at beginning of year	1,446.4	$34,921
Granted (1)	356.7	36,747
Exercised	(9.3)	25,789
Forfeited (1)	(483.7)	44,418

Outstanding at end of year	1,310.1	31,976	7.8	$—

Vested or expected to be vested at end of year	1,046.7	33,098	7.7	—
Exercisable at end of year	640.4	31,824	7.5	—

(1)	Includes 291.7 Options that had a weighted average exercise price of $51,579, which were cancelled and re-granted at an exercise price of $36,747.

In 2008, the Company cancelled 291.7 Options of approximately 125 employees that had a weighted average exercise price of $51,579 and re-granted 291.7 Options at an exercise price of $36,747, which was the Company’s fair value on March 7, 2008. As a result, the Company will incur incremental compensation expense of approximately $1.1 million over the four year vesting period of the re-granted Options. The incremental expense recorded during the year ended December 31, 2008, was $0.5 million, including $0.3 million related to the acceleration of vesting upon the termination of employment of the Company’s former Chief Operating Officer on April 30, 2008.

On January 22, 2008, the Company extended the term for certain Options granted on February 2, 1998, for which any unexercised Options would have expired on February 2, 2008. No change was made to the number of Options, nor the exercise price, and the Options remained fully vested. On December 22, 2008, the Company extended the term for certain Options granted on January 1, 1999, for which any unexercised Options would have expired on December 31, 2008. No change was made to the number of Options, nor the exercise price, and the Options remained fully vested. These extensions of the term were considered modifications under SFAS 123(R) which required a charge to expense in 2008 of $0.9 million for the difference between the fair value of the Options after the modifications and the fair value of the Options before the modifications.

As of December 31, 2008, there was $1.8 million of total unrecognized compensation cost related to outstanding Options that is expected to be recognized over a weighted average period of 2.6 years. In 2007, the Company made payments totaling $0.6 million to a former Chief Executive Officer and a former Chief Financial Officer for 125.9 Options, pursuant to separation agreements dated as of December 3, 2006. For the years ended December 31, 2008 and 2006, the Company received net proceeds of $0.2 million and $0.3 million, respectively, from the exercise of Options.

The intrinsic value of Options exercised for the years ended December 31, 2008 and 2007, was $0.0 million and $0.6 million, respectively.

17.	Other Expense, Net

Other expense, net consisted of the following:

Year Ended December 31,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

	2008	2007	2006
	(In thousands)
Foreign exchange loss	$212	$1,918	$1,922
Other	189	87	270

	$401	$2,005	$2,192

18.	Income Taxes

The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current provision:
Federal	$23	$—	$—
State and local	527	234	113
Foreign	11,407	16,431	16,701

Total current provision	11,957	16,665	16,814

Deferred provision:
Federal	(536)	2,260	1,661
State and local	12	(2,245)	4,794
Foreign	1,477	3,068	4,321

Total deferred provision	953	3,083	10,776

Total provision	$12,910	$19,748	$27,590

The Company reported income (loss) before income taxes relating to domestic operations of ($78.1) million, ($198.2) million and ($81.5) million, and relating to foreign operations of $33.7 million, $11.9 million and ($11.3) million for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2008	2007
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$164,471	$157,497
Fixed assets, due to differences in depreciation, impairment and assigned values	5,498	5,849
Accrued retirement indemnities	2,966	4,230
Inventories	3,226	3,765
Accruals and reserves	15,230	15,547
Deferred revenue	6,957	6,205
Tax credits	11,222	10,083
Other items	5,599	2,254

Gross deferred income tax assets	215,169	205,430
Valuation allowance	(189,385)	(165,430)

Net deferred income tax assets	25,784	40,000

Deferred income tax liabilities:
Fixed assets, due to differences in depreciation, impairment and assigned values	26,501	42,322
Inventories	531	978
Amortizable intangibles, due to differences in amortization, impairment and assigned values	9,320	10,189
Unremitted earnings of foreign subsidiaries	5,551	5,308
Other items	979	416

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

Gross deferred income tax liabilities	42,882	59,213

Net deferred income tax liabilities	$17,098	$19,213

Current deferred income tax liabilities of $3.8 million in 2008 and $3.1 million in 2007 are included in accrued expenses. Non-current deferred income tax assets of $3.5 million in 2008 and $2.2 million in 2007 are included in other non-current assets.

The valuation allowance for deferred income tax assets of $189.4 million and $165.4 million at December 31, 2008 and 2007, respectively, relates principally to the uncertainty of realizing the benefits arising from tax loss and credit carryforwards. The Company believes that it will generate sufficient future taxable income to realize the income tax benefits related to the remaining deferred income tax asset. The valuation allowance increase in 2008 primarily relates to tax benefits associated with current operating losses and related tax loss carryforwards.

Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $155.2 million at December 31, 2008, and $114.6 million at December 31, 2007.

The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes is attributable to the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Taxes at U.S. federal statutory rate	$(15,528)	$(65,206)	$(32,475)
Partnership loss not subject to federal income taxes	3,487	27,188	8,757
State income tax net of federal benefit	350	(1,307)	3,189
Foreign loss without current tax benefit	7,513	12,955	4,080
Unremitted earnings of foreign subsidiaries	268	(4,452)	3,417
Foreign withholding tax	1,017	2,215	237
Foreign income tax rates other than U.S. federal rate	(4,023)	(3,014)	283
Permanent differences between tax and book accounting	2,003	1,552	3,841
Prior year adjustments	137	306	30
FIN 48 contingencies	921	6,624	—
Income taxed in multiple jurisdictions	3,025	1,454	—
Change in valuation allowance	17,628	40,803	36,246
Tax credits	(4,191)	2,403	—
Other	303	(1,773)	(15)

	$12,910	$19,748	$27,590

As of December 31, 2008, the Company’s domestic subsidiaries have U.S. federal net operating loss carryforwards of approximately $239.0 million. These net operating loss carryforwards are available to offset future taxable income and expire in the years 2017 through 2028. The Company also has various state net operating loss carryforwards that expire through 2028. The determination of the state net operating loss carryforwards is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforward. The Company’s international operating subsidiaries have, in the aggregate, approximately $205.8 million of tax loss carryforwards available as of December 31, 2008. These losses are available to reduce the originating subsidiaries’ future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company’s French subsidiaries ($177.5 million), UK subsidiaries ($5.7 million), and Brazilian subsidiaries ($4.3 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2009 through 2017.

As of December 31, 2008, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $8.3 million consisting of $1.5 million of Alternative Minimum Tax credits which

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

never expire, $4.5 million of federal research and development credits and other general business credits which expire in the years 2009 through 2024 and $2.3 million of state tax credits with expiration dates from 2009 through 2013. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $3.3 million and $0.5 million, respectively, which expire in the years 2009 through 2019.

As of December 31, 2008, the Company’s equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, was zero. Therefore, no U.S. or foreign tax will be payable on undistributed earnings of such foreign subsidiaries.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. This Interpretation prescribes a recognition threshold of more-likely-than-not for recognition of tax benefits. The transition adjustments of $4.8 million were shown as a reduction to partners’ capital.

The following table summarizes the activity related to the gross unrecognized tax benefits (“UTB”) from January 1, 2008, through December 31, 2008, (in thousands):

Balance as of January 1, 2008	$9,251
Increases related to prior year tax positions	1,304
Decreases related to prior year tax positions	(156)
Increases related to current year tax positions	1,964
Decreases related to settlements with taxing authorities	(52)
Decreases related to lapsing of statute of limitations	(966)
Currency translation adjustments	(867)

Balance as of December 31, 2008	$10,478

Offsetting long-term deferred income tax assets in the amount of $0.6 million and $0.8 million at December 31, 2008 and 2007, respectively, are not reflected in the gross UTB balance above. Approximately $10.2 million of UTB at December 31, 2008, and $11.7 million of UTB at December 31, 2007, if recognized, would impact the Company’s effective tax rate.

The Company operates and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Its tax returns are periodically audited by domestic and foreign tax authorities. During 2008, the Company concluded an examination of the 2004 and 2005 U.S. federal income tax returns of the corporate group by the Internal Revenue Service (“IRS”). While settlement with the IRS has been reached for these years, any net operating loss carryforwards generated in prior years (generally, 1997 and later loss years) remain subject to examination by the IRS. The Company is currently under examination by various state and foreign authorities. The U.S. corporate subsidiaries have open tax years from 2003 forward for certain state purposes. The Company generally has open tax years subject to audit scrutiny of three to five years in Europe and six years in Mexico and South America. The Company does not expect a significant change in the UTB balance in the next twelve months.

Upon adoption of FIN 48, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense. As of December 31, 2008 and 2007, the Company has recorded UTB of $5.9 million and $7.4 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2008, the Company recorded a tax benefit related to a decrease in UTB for interest and penalties of $1.5 million. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expense.

Cash income tax payments of $9.3 million, $18.3 million and $18.6 million were made for income tax liabilities in 2008, 2007 and 2006, respectively.

19.	Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $50.2 million at December 31, 2008.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

The Company is a party to various capital and operating leases involving real property and equipment. Lease agreements may include escalating rent provisions and rent holidays, which are expensed on a straight-line basis over the term of the lease. Total rent expense for operating leases was $52.8 million, $55.7 million and $54.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2008, were as follows (in thousands):

2009	$32,922
2010	27,975
2011	23,518
2012	19,021
2013	17,229
Thereafter	58,900

Minimum future lease obligations on capital leases in effect at December 31, 2008, were as follows (in thousands):

2009	$5,929
2010	9,686
2011	5,652
2012	155
2013	5
Thereafter	—

The gross amount of assets under capital leases was $54.6 million and $54.4 million as of December 31, 2008 and 2007, respectively. The deferred rent liability relating to escalating rent provisions and rent holidays was $2.5 million and $2.4 million as of December 31, 2008 and 2007, respectively.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. The Company does not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to the Company for failure of debtors constituting eligible receivables to pay when due. The Company maintains insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2008 and 2007, the Company had sold $29.9 million and $32.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

20.	Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (the “Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in the two companies’ pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

The Company is a party to various other litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

21.	Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of segment profit or loss is operating income. Segment information for the three years ended December 31, 2008, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

	Year	North America	Europe	South America	Eliminations	Total
					(a)
	(In thousands)
Net sales (b)(c)	2008	$2,196,048	$299,086	$89,747	$(1,224)	$2,583,657
	2007	2,140,470	279,427	75,471	(1,897)	2,493,471
	2006	2,220,713	236,141	64,578	(496)	2,520,936

Operating income (loss)	2008	$120,251	$19,884	$(4,627)	$—	$135,508
	2007	19,862	4,762	764	—	25,388
	2006	123,946	2,206	(9,795)	—	116,357

Depreciation and amortization	2008	$149,221	$22,776	$5,268	$—	$177,265
	2007	175,699	22,837	4,511	—	203,047
	2006	178,961	21,387	5,170	—	205,518

Asset impairment charges	2008	$86,861	$11,392	$5,669	$—	$103,922
	2007	137,900	18,310	1,643	—	157,853
	2006	2,942	11,949	10,984	—	25,875

Interest expense, net	2008	$174,128	$2,914	$2,432	$—	$179,474
	2007	204,432	3,378	1,877	—	209,687
	2006	203,338	2,676	937	—	206,951

Income tax provision (benefit)	2008	$3,481	$9,581	$(152)	$—	$12,910
	2007	9,559	9,560	629	—	19,748
	2006	19,834	7,309	447	—	27,590

Identifiable assets (b)(c)(d)	2008	$870,493	$151,436	$38,665	$—	$1,060,594
	2007	1,014,642	182,497	45,279	—	1,242,418

Goodwill	2008	$277,499	$15,826	$35	$—	$293,360
	2007	286,295	18,607	1,817	—	306,719

Cash paid for property, plant and	2008	$116,442	$20,767	$11,367	$—	$148,576
equipment	2007	123,617	20,584	9,184	—	153,385
	2006	164,330	18,869	7,340	—	190,539

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Poland	$63.7	$59.5	$46.4
France	59.1	57.1	50.4
Rotselaar (Belgium)	52.6	46.9	39.9
Spain	40.8	38.2	35.9

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	December 31,
	2008	2007
	(In millions)
Poland	$37.7	$46.7
France	20.1	38.3
Rotselaar (Belgium)	31.1	33.0
Spain	27.6	30.1

(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $150.4 million, $138.4 million and $143.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Identifiable assets in Mexico totaled approximately $51.6 million and $59.7 million as of December 31, 2008 and 2007, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Automotive Lubricants	Personal Care/Specialty	Total
	(In thousands)
2008	$1,576,307	$501,310	$319,253	$186,787	$2,583,657
2007	1,502,354	508,031	277,874	205,212	2,493,471
2006	1,478,764	512,294	284,726	245,152	2,520,936

22.	Condensed Guarantor Data

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2008 and 2007, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,297	$1	$8,581	$—	$—	$43,879
Accounts receivable, net	—	76,329	80,465	76,940	—	—	233,734
Inventories	—	85,062	90,649	48,650	—	—	224,361
Deferred income taxes	—	—	—	2,829	—	—	2,829
Prepaid expenses and other current assets	—	8,603	25,469	23,176	—	—	57,248

Total current assets	—	205,291	196,584	160,176	—	—	562,051
Property, plant and equipment, net	—	441,140	375,364	244,090	—	—	1,060,594
Intangible assets, net	—	6,794	34,614	4,850	—	—	46,258
Goodwill	—	8,821	235,924	48,615	—	—	293,360
Net intercompany	—	1,167,268	—	—	—	(1,167,268)	—
Investment in subsidiaries	—	91,733	232,679	—	—	(324,412)	—
Other non-current assets	—	39,196	240	5,151	—	—	44,587

Total assets	$—	$1,960,243	$1,075,405	$462,882	$—	$(1,491,680)	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$47,278	$292	$9,329	$—	$—	$56,899
Accounts payable	—	43,416	20,038	37,324	—	—	100,778
Accrued expenses and other current liabilities	—	108,549	33,470	50,188	—	—	192,207
Deferred revenue	—	19,623	9,878	5,145	—	—	34,646

Total current liabilities	—	218,866	63,678	101,986	—	—	384,530
Long-term debt	—	2,440,521	582	1,236	—	—	2,442,339
Deferred income taxes	—	258	7,015	12,396	—	—	19,669
Other non-current liabilities	—	72,834	21,049	25,754	—	—	119,637
Investment in subsidiaries	772,236	—	—	—	—	(772,236)	—
Net intercompany	187,089	—	947,879	32,300	—	(1,167,268)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(959,325)	(772,236)	35,202	289,210	—	447,824	(959,325)

Total liabilities and partners’ capital (deficit)	$—	$1,960,243	$1,075,405	$462,882	$—	$(1,491,680)	$2,006,850

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,123,516	$982,529	$560,158	$—	$(82,546)	$2,583,657
Cost of goods sold	—	936,017	882,295	473,874	—	(82,546)	2,209,640

Gross profit	—	187,499	100,234	86,284	—	—	374,017
Selling, general and administrative expenses	—	52,605	46,985	28,163	—	—	127,753
Asset impairment charges	—	42,095	43,800	18,027	—	—	103,922
Net loss (gain) on disposal of property, plant and equipment	—	3,733	3,250	(149)	—	—	6,834

Operating income	—	89,066	6,199	40,243	—	—	135,508
Interest expense, net	—	102,519	71,488	5,467	—	—	179,474
Other (income) expense, net	—	(5,131)	(170)	(521)	—	6,223	401
Equity in loss (earnings) of subsidiaries	57,277	48,659	(5,670)	—	—	(100,266)	—

(Loss) income before income taxes	(57,277)	(56,981)	(59,449)	35,297	—	94,043	(44,367)
Income tax provision	—	296	486	12,128	—	—	12,910

Net (loss) income	$(57,277)	$(57,277)	$(59,935)	$23,169	$—	$94,043	$(57,277)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,059,573	$1,007,442	$515,821	$—	$(89,365)	$2,493,471
Cost of goods sold	—	892,328	909,078	442,241	—	(89,365)	2,154,282

Gross profit	—	167,245	98,364	73,580	—	—	339,189
Selling, general and administrative expenses	—	56,049	51,072	29,366	—	—	136,487
Asset impairment charges	—	52,789	80,792	24,272	—	—	157,853
Net loss on disposal of property, plant and equipment	—	9,602	9,100	759	—	—	19,461

Operating income (loss)	—	48,805	(42,600)	19,183	—	—	25,388
Interest expense, net	—	124,185	79,294	6,208	—	—	209,687
Other (income) expense, net	—	(10,276)	(7,152)	2,732	—	16,701	2,005
Equity in loss of subsidiaries	206,052	143,437	21,931	—	—	(371,420)	—

(Loss) income before income taxes	(206,052)	(208,541)	(136,673)	10,243	—	354,719	(186,304)
Income tax (benefit) provision	—	(2,489)	1,837	20,400	—	—	19,748

Net (loss) income	$(206,052)	$(206,052)	$(138,510)	$(10,157)	$—	$354,719	$(206,052)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,078,906	$1,060,141	$466,731	$—	$(84,842)	$2,520,936
Cost of goods sold	—	911,341	989,062	417,878	—	(84,842)	2,233,439

Gross profit	—	167,565	71,079	48,853	—	—	287,497
Selling, general and administrative expenses	—	56,730	49,385	25,299	—	—	131,414
Asset impairment charges	—	1,991	1,830	22,054	—	—	25,875
Net loss on disposal of property, plant and equipment	—	5,396	8,019	436	—	—	13,851

Operating income	—	103,448	11,845	1,064	—	—	116,357
Interest expense, net	—	124,336	77,542	5,073	—	—	206,951
Other expense (income), net	—	3,858	(4,171)	4,283	—	(1,778)	2,192
Equity in loss of subsidiaries	120,376	91,543	37,880	—	—	(249,799)	—

(Loss) income before income taxes	(120,376)	(116,289)	(99,406)	(8,292)	—	251,577	(92,786)
Income tax provision	—	4,087	6,829	16,674	—	—	27,590

Net (loss) income	$(120,376)	$(120,376)	$(106,235)	$(24,966)	$—	$251,577	$(120,376)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$117,687	$43,377	$56,497	$—	$(6,360)	$211,201

Investing activities:
Net cash paid for property, plant and equipment	—	(57,989)	(43,378)	(43,053)	—	—	(144,420)
Acquisition of/investment in a business, net of cash acquired	—	51	(7,012)	662	—	6,299	—
Intercompany investing activities	—	2,985	7,288	—	—	(10,273)	—

Net cash (used in) provided by investing activities	—	(54,953)	(43,102)	(42,391)	—	(3,974)	(144,420)

Financing activities:
Proceeds from issuance of long-term debt	—	224,030	—	104,152	—	—	328,182
Payment of long-term debt	—	(255,522)	(276)	(106,226)	—	—	(362,024)
Proceeds from issuance of partnership units	—	240	—	—	—	—	240
Intercompany financing activities	—	—	—	(10,273)	—	10,273	—

Net cash (used in) provided by financing activities	—	(31,252)	(276)	(12,347)	—	10,273	(33,602)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,675)	—	61	(7,614)

Increase (decrease) in cash and cash equivalents	—	31,482	(1)	(5,916)	—	—	25,565
Cash and cash equivalents at beginning of year	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of year	$—	$35,297	$1	$8,581	$—	$—	$43,879

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$171,366	$60,161	$31,424	$—	$—	$262,951

Investing activities:
Net cash paid for property, plant and equipment	—	(80,809)	(57,631)	(32,494)	—	—	(170,934)
Acquisition of/investment in a business, net of cash acquired	—	2,198	(2,530)	(1,094)	—	—	(1,426)

Net cash used in investing activities	—	(78,611)	(60,161)	(33,588)	—	—	(172,360)

Financing activities:
Proceeds from issuance of long-term debt	—	763,949	—	45,879	—	—	809,828
Payment of long-term debt	—	(865,852)	—	(47,870)	—	—	(913,722)
Proceeds from issuance of partnership units	—	297	—	—	—	—	297
Debt issuance fees	—	(1,000)	—	—	—	—	(1,000)

Net cash used in financing activities	—	(102,606)	—	(1,991)	—	—	(104,597)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	649	—	—	649

Decrease in cash and cash equivalents	—	(9,851)	—	(3,506)	—	—	(13,357)
Cash and cash equivalents at beginning of year	—	11,307	1	15,376	—	—	26,684

Cash and cash equivalents at end of year	$—	$1,456	$1	$11,870	$—	$—	$13,327

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

DECEMBER 31, 2008

23.	Pending Transaction

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including CapCo II, entered into an Equity Purchase Agreement with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions, HACI’s stockholders would acquire a majority of the outstanding common stock of CapCo II and CapCo II would own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

The Transaction would be reported as a business combination with HACI being deemed the accounting acquirer, as defined by SFAS 141(R). Additionally, the Transaction was structured to preserve the Company’s existing debt structure and management does not believe that the Transaction would result in a breach of, or result in a default under, the Company’s existing credit facilities or constitute a “change of control” under the indentures of the Company’s existing senior and senior subordinated notes.

On January 27, 2009, the Company entered into the First Amendment to the Equity Purchase Agreement which stipulates that:

•

HACI and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller’s representative, will each have the right to terminate the Equity Purchase Agreement by giving written notice to the other; and

•	each party will be released from the Equity Purchase Agreement’s exclusivity provisions and will be permitted to consider other possible transactions.

Given the uncertainty of the global capital and credit markets, the Company cannot provide any assurance that this Transaction will be completed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at December 31, 2008, and that there were no material weaknesses in our internal control over financial reporting as of that date.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the internal control over financial reporting of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2009

PART III

Item 10.	Advisory Committee Members; Executive Officers of the Registrant and Corporate Governance

The members of the Advisory Committee (as defined herein) and the executive officers of the Operating Company and Holdings and their respective ages as of March 10, 2009, are set forth in the table below. Unless otherwise indicated, all references to positions in this Item 10 are positions with the Operating Company. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—The Partnership Agreements—Holdings Partnership Agreement.”

Name	Age	Position
Mark S. Burgess	49	Chief Executive Officer
Ashok Sudan	55	Executive Vice President and General Manager, Global Food and Beverage
Peter T. Lennox	46	Senior Vice President, General Manager of Household Chemical and Automotive, Personal Care/Specialty and South America

George M. Lane	64	Senior Vice President, Global Human Resources
Dave W. Cargile	48	Senior Vice President, Global Technology and General Manager of the Proprietary Machinery Business Unit

Martin F. Sauer	54	Senior Vice President, Global Sourcing
Warren D. Knowlton	62	Executive Chairman of the Advisory Committee
Chinh E. Chu	42	Member of the Advisory Committee; President, Treasurer and Assistant Secretary of Holdings; Director of BMP/Graham Holdings Corporation

James A. Quella	59	Member of the Advisory Committee; Director of BMP/Graham Holdings Corporation
Charles E. Kiernan	64	Member of the Advisory Committee
Gary G. Michael	68	Member of the Advisory Committee

Mark S. Burgess was appointed Chief Executive Officer, effective January 1, 2009. Until this appointment, Mr. Burgess previously served as Chief Financial Officer since December 2006, and Chief Operating Officer since April 2008. Mr. Burgess served as President and Chief Executive Officer, as well as Chief Financial Officer, of Anchor Glass Container Corporation from May 2005 until September 2006. He previously served as Executive Vice President and Chief Financial Officer of Clean Harbors Environmental Services, Inc. from April 2003 to April 2005. Between 1990 and 2003, he held senior financial and operational management roles at JL French Automotive Castings and Trailmobile Corporation, and prior to that, he served as a Vice President at Chase Manhattan Bank.

Ashok Sudan has served as Executive Vice President and General Manager, Global Food and Beverage since November 2004. Prior to that, Mr. Sudan served as Senior Vice President and General Manager, Global Food and Beverage; Senior Vice President and General Manager, Europe and North America Food and Beverage Polyolefins; or Vice President and General Manager, Europe since September 2000. Prior to September 2000, Mr. Sudan served as Vice President Operations, Food and Beverage/PET, a position he entered in 1998. Prior to that, Mr. Sudan held various management positions in manufacturing.

Peter T. Lennox has served as Senior Vice President, General Manager of Household Chemical and Automotive, Personal Care/Specialty and South America since April 2008. Prior to that, Mr. Lennox served as Senior Vice President and General Manager of Household Chemical and Automotive, and Personal Care/Specialty since January 2006. Prior to that, Mr. Lennox served as Vice President and General Manager for Household; Vice President and General Manager for the Personal Care/Specialty Business; Vice President and Business Manager for Food and Beverage PET Business; and Vice President and General Manager in the Company’s European Business. Prior to September 2000, Mr. Lennox served as Vice President of Sales, Marketing and Business Development, Food and Beverage, at the Kerr Group.

George M. Lane has served as Senior Vice President, Global Human Resources since September 1998. From July 1990 to September 1998, Mr. Lane served as Vice President, Human Resources. Mr. Lane joined the Company in September 1985 as Corporate Director of Human Resources. From 1971 to 1985, Mr. Lane directed

Human Resources in both the public and private sectors, including the City of Portland, Maine, the Portland, Maine Water District, ITT Vulcan Electric and ITT Business Communications.

Dave W. Cargile has served as Senior Vice President, Global Technology and General Manager of the Proprietary Machinery Business Unit since July 2006. Prior to that, Mr. Cargile served as Vice President of Global Technology since 2003. Prior to that, Mr. Cargile served as Vice President, Commercial and Technical Development Europe Business Unit since September 2000. Prior to September 2000, Mr. Cargile was Director of Product Development and Research and Development, a position he entered in 1994.

Martin F. Sauer has served as Senior Vice President, Global Sourcing since August 2007. Mr. Sauer previously served as Vice President, Global Sourcing since January 2001. Mr. Sauer joined the Company in May 2000 as Director, Global Sourcing. Prior to joining Graham, Mr. Sauer served in numerous roles for Burmah Castrol and ExxonMobil.

Warren D. Knowlton was appointed Executive Chairman of the Advisory Committee, effective December 31, 2008. Until this appointment, Mr. Knowlton served as Chief Executive Officer since December 2006. He previously served as Chief Executive Officer of Morgan Crucible PLC, a specialty carbon and ceramic products producer, from December 2002 to August 2006. Prior to joining Morgan Crucible, Mr. Knowlton was an Executive Director of Pilkington PLC, a global glass manufacturer, from May 1997 to July 2002. Mr. Knowlton joined Pilkington from Owens-Corning, where he spent 20 years in a variety of positions. Mr. Knowlton is currently a director of Ameriprise Financial and Smith & Nephew plc.

Chinh E. Chu has been a member of the Advisory Committee since May 2005. Mr. Chu is a Senior Managing Director in the Blackstone Private Equity Group. Since joining Blackstone in 1990, Mr. Chu has led Blackstone’s investments in Stiefel Laboratories, ReAble Therapeutics’ acquisition of DJ Orthopedics, Biomet, Catalent Pharma Solutions, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Mr. Chu is currently a director of Alliant, Healthmarkets, DJO Incorporated, Catalent Pharma Solutions, FGIC, SunGard Data Systems, Stiefel Laboratories, Allied Barton, Biomet and Bayview. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers and Acquisitions Department.

James A. Quella has been a member of the Advisory Committee and Vice President, Assistant Treasurer and Assistant Secretary of Holdings since October 2005. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Blackstone Private Equity Group. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners (“DLJMB”)-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. In addition to Graham Packaging, Mr. Quella currently serves on the Boards of Freescale, Semiconductor, Michaels Stores, The Nielsen Group and Vanguard Health Systems.

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

Gary G. Michael has been a member of the Advisory Committee since October 2002. Mr. Michael served as Interim President of the University of Idaho from June 2003 to July 2004. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of Albertson’s, Inc., a national food and drug retailer, from February 1991 until his retirement in April 2001. Prior to that, he served as Vice Chairman, Executive Vice President and Senior Vice President of Finance of Albertson’s and served on the Board of Directors from 1979 until his retirement. Mr. Michael is a past Chairman of the Federal Reserve Bank of San Francisco and is a long-time member of the Financial Executives Institute. He currently serves as a Director of Questar, Inc., IdaCorp and The Clorox Company.

The Boards of Directors of CapCo I and CapCo II are comprised of Mark S. Burgess, Chinh E. Chu and James A. Quella. The Board of Directors of Investor LP is comprised of Chinh E. Chu and James A. Quella.

Except as described above, there are no arrangements or understandings between any member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed as a member of the Advisory Committee or executive officer.

Investor GP, the managing general partner of Holdings, does not currently have an audit committee and has not made any formal designation of an audit committee financial expert. However, Investor GP is advised by the audit committee of the Advisory Committee and Mr. Michael, who serves on the audit committee of the Advisory Committee, is an audit committee financial expert. Mr. Michael is independent, as that term is defined in the New York Stock Exchange’s listing standards applicable to audit committees.

We adopted a code of ethics, which applies to our Chief Executive Officer and Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions, in the fourth quarter of 2007. The code of ethics, including any updates thereto, is available on our website (www.grahampackaging.com). Any waivers from the code that apply to our Chief Executive Officer or Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed on our website.

We are not incorporating by reference in this Annual Report on Form 10-K any information from our website.

Roger M. Prevot served as our President and Chief Operating Officer through April 30, 2008.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Philosophy

Our compensation philosophy for our principal executive officer and principal financial officer; three other most highly compensated officers; and certain former executive officers (individually, the “Named Executive Officer” and, collectively, the “Named Executive Officers”) has been driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term and to support our values in the areas of people, technology and profitability. Promotion from within is a key principle for us and several of the Named Executive Officers have reached their current positions through career development within the Company. The same compensation philosophy has been applied to all levels of managerial employees from mid-level managers or professionals and above. While the amounts may be different, the compensation packages have essentially the same components and apply the same methodology. Exceptions to this principle are generally due to local requirements. Other factors affecting compensation are:

•	annual Company performance;

•	impact of the employee’s performance on our results;

•	our objective to provide total compensation that is higher than competitive levels when aggressive Company goals are exceeded; and

•	internal equity.

Named Executive Officers generally receive the same benefits as other employees. As is the case with compensation, any differences are generally due to local requirements. In accordance with his employment agreement, the Executive Chairman is provided the use of a private plane.

In establishing executive compensation, we believe that:

•

base salaries should be at levels below the 50th percentile of compensation for similarly-sized domestic manufacturing companies and total compensation should be at levels above the 50th percentile for total compensation, including annual incentive compensation; and

•

annual cash incentive and equity option awards should reflect progress toward Company-wide financial goals and personal objectives, as well as salary grade level, and should balance rewards for short-term and long-term performance.

Purpose

The executive compensation program has been designed to accomplish the following long-term objectives:

•	provide market-competitive compensation and benefits that will enable us to attract, motivate and retain talented executive officers;

•	produce positive long-term results for our owners and employees; and

•	provide balanced incentives for achieving short-term goals and long-term growth.

Administration

Investor GP, the managing general partner of Holdings, has delegated administration of our executive compensation program to the Compensation Committee of the Advisory Committee (the “Committee”). The Committee has utilized an independent consulting firm with respect to executive compensation matters in the past. The consultants working on our executive compensation matters have reported to and acted at the direction of the Committee and in the past have provided surveys of national compensation market data.

Elements of Compensation

General

The primary elements of the executive compensation program during an individual’s tenure consist of:

•	base salary;

•	annual cash incentives; and

•	long-term equity incentives (equity option awards).

The selection of these three main elements allows us to remain competitive in attracting and retaining executive talent and to motivate executives with current and potential financial rewards.

In years of average performance, the Committee deems it appropriate to position executive officer compensation at or around the median of the market for a comparable position. This means that the package remains competitive enough to attract and retain top talent but does not over reward average performance.

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

The Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentives and long-term equity incentives to best fit a Named Executive Officer’s specific circumstances. For example, the Committee may make the decision to award more cash and not award an equity grant. This provides more flexibility to the Committee to reward executive officers appropriately as they near retirement, when they may only be able to partially fulfill the vesting required for equity options. The Committee may also increase the size of equity option grants to an executive officer if the total number of career equity option grants does not adequately reflect the executive’s current position with the Company.

Timing of Compensation Decisions

All elements of the Named Executive Officers’ compensation are reviewed each February, after a review of financial, operating and personal objectives with respect to the prior year’s results. At that time, the financial, operating and personal objectives are determined for the current year. The Committee may, however, review salaries or grant equity options at other times as the result of new appointments or promotions during the year.

The following table summarizes the approximate timing of significant compensation events:

Event	Timing
Base salary review and recommendation.	First quarter of the fiscal year for base salary for the current year.

Executive performance evaluation and corresponding compensation recommendations.	Results approved in February of each fiscal year for annual cash incentive with respect to prior year. Earned incentive paid in March.

Merit increases for executives.	Effective first pay period in June.

Granting of options to executives.	No set period.

External consultants’ analyses provided to the Committee to evaluate executive compensation.	No set period.

Advisory Committee meetings.	Advisory Committee typically meets quarterly.

Establish executive officer financial objective(s).	February of each fiscal year for the current year.

Establish executive officer personal objectives.	First quarter of the fiscal year for the current year.

Base Salary

Base salaries for Named Executive Officers are generally fixed for several years, except for annual merit increases. Base salary adjustments for Messrs. Sudan, Lennox, Lane and Prevot (other than in connection with annual merit increases) were last reviewed in 2004, in connection with a market survey of comparable companies completed by Mercer Human Resource Consulting for us (the “2004 Survey”). Messrs. Knowlton and Burgess were not employed by us at the time of the 2004 Survey, but upon their employment with us in late 2006, their salaries were negotiated to be comparable to the departing chief executive officer and chief financial officer, respectively, whose salaries had likewise been adjusted in connection with the review of the 2004 Survey, to ensure comparability with comparable positions at comparable companies.

The Committee has determined that Named Executive Officers should generally receive only annual merit increases to their salaries, which increases are implemented on a company-wide basis. This approach means that increases to base salary (other than annual merit increases) are generally more significant when they occur.

This less frequent change of base salary is also consistent with our emphasis on the at-risk, or variable, portion of compensation, namely annual cash incentives and equity options. In making its decisions on executive compensation, the Committee will consider the value of an executive officer’s position to the Company and the market competitiveness for the position’s requisite skills. If business or individual performance is below average, it is possible that no base salary increase will be awarded.

An annual merit increase to base salary for a Named Executive Officer’s position, except the Chief Executive Officer, is recommended by the Chief Executive Officer and approved by the Committee according to:

•

information on the market movement of salaries, based on a general market survey by Mercer Human Resource Consulting and WorldatWork, who are engaged by our Human Resources department to consult on the average annual merit increase for our employees;

•	comparison to internal peer positions;

•

individual performance, including general factors such as strategic thinking, ethics and integrity, and developing others, along with various factors specific to each executive, including the efficiency and implementation of systems and functions within each of their respective job responsibilities; and

•	overall performance against our objectives.

There are occasions when a base salary can be reduced, such as when a Named Executive Officer moves to a position of lesser responsibility in the organization. Alternatively, base salary can be frozen for a number of years until it falls in line with comparable positions. This depends on individual situations.

Base salary of the Chief Executive Officer is reviewed and approved by the Committee.

2008 Corporate Incentive Plan

For 2008, incentive awards were earned under our 2008 Corporate Incentive Plan (“CIP”) and will be paid to participants in March 2009.

The 2008 CIP’s objectives were:

•	to reinforce among all participants the importance of their individual and collective contributions to our continued success;

•	to encourage initiative, creativity and sound judgment among participants in all business decisions and in the day-to-day execution of their jobs;

•	to provide total compensation that is higher than competitive levels when aggressive goals are exceeded; and

•	to encourage teamwork and improve our overall return on investment.

The 2008 CIP provides incentive awards to Named Executive Officers for achieving and exceeding 100% of each of our earnings, working capital and capital spending targets for the total Company, and in certain cases for the business units that they manage, and provided for no awards relative to each of these areas if the targets were not met.

All officers, directors, plant managers, most salaried corporate employees, certain employees in South America and certain employees in Europe, who have a satisfactory performance appraisal for 2008, were eligible for an incentive award under the 2008 Corporate Incentive Plan.

Each participant in the 2008 CIP had a bonus potential, computed as a percentage of salary, based on job level. Such bonus potential ranged between 5% and 183% of an individual’s salary as of December 31, 2008, and bonus potential for Named Executive Officers ranged between 60% and 183% of their respective salaries. The 2008 CIP also provided for maximum bonuses equivalent to 110% of each participant’s bonus potential based on exceeding the CIP targets. Such maximum bonuses ranged between 5% and 201% of an individual’s salary as of December 31, 2008, and maximum bonuses for Named Executive Officers ranged between 66% and 201% of their respective salaries. In 2008, the award targets for Messrs. Knowlton, Burgess, Lane and Prevot were based entirely on the total performance of the Company, and the award targets for Messrs. Sudan and Lennox were based 20% on the total performance of the Company and 80% on their respective business unit’s performance. The CIP targets were earnings, before interest, taxes, depreciation, amortization and other adjustments (“Covenant Compliance EBITDA”) less project startup costs, which was weighted at 75%, capital spending, which was weighted at 10%, and quarterly working capital targets, which were weighted at 15%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information on Covenant Compliance EBITDA and project startup costs.

In 2008, the CIP target for Covenant Compliance EBITDA less project startup costs was $436 million. A Named Executive Officer would receive 75% of their bonus potential for achieving 100% of the CIP target for Covenant Compliance EBITDA less project startup costs and up to 110% for exceeding it. Our capital spending target in 2008 was $162 million. A Named Executive Officer would receive 100% of their bonus potential if the

Company’s capital expenditures were equal to the capital spending target and up to 110% if they were less than the target. The working capital targets were based on accounts receivable and inventory levels at the consolidated and business unit levels. Business unit earnings award targets are highly challenging, demonstrated by the fact that, although hit in 2007 and 2008, they were not hit in any of the five years prior to 2007.

An Incentive Plan Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Senior Vice President, Global Human Resources of the Operating Company, reviewed Company goals and designated position eligibility and relative target awards under the 2008 Corporate Incentive Plan. The Senior Vice President, Global Human Resources of the Operating Company was responsible for administering and maintaining the 2008 Corporate Incentive Plan and the Incentive Plan Committee reviewed documentation justifying discretionary awards. The Committee has reviewed and approved all terms and conditions of the 2008 Corporate Incentive Plan.

Participation in the 2008 Corporate Incentive Plan did not give any employee the right to be retained in the service of the Company, or its subsidiaries, or any right to claim any benefit under the program unless such right had specifically accrued under the terms of the program.

The Incentive Plan Committee has the sole discretion to include or exclude certain financial costs or benefits in the calculation of financial targets used in the 2008 Corporate Incentive Plan. In cases of exceptional and/or extraordinary performance based on the sole discretion of our Chief Executive Officer, the Incentive Plan Committee reserves the right to award bonuses greater than those that would otherwise be payable under the 2008 Corporate Incentive Plan. Additionally, the 2008 Corporate Incentive Plan provides for a discretionary incentive pool for awarding selected participants for exemplary performance. The Incentive Plan Committee also reserves the right to award bonuses that are less but not greater than those defined by this program, including the right not to award a bonus in a given year to any individuals.

Total Cash Compensation

Cash compensation is comprised of base salary and annual cash incentives. Generally, the more senior a position in management, the smaller the base salary is as a percentage of total compensation. Therefore, the greater impact a position has on our results the larger the variable portion of compensation is as a percentage of total compensation.

Equity Options

Equity options are a vital piece of our total compensation package and are designed to give high value employees and executive officers a long-term stake in the Company. In addition, equity options act as a long-term retention tool and align employee and unitholder interests.

Investor GP, the managing general partner of Holdings, has delegated responsibility for option grants under our equity option and incentive plans to the Committee. Awards for the Named Executive Officers are granted by the Committee. In the past, the Committee has made grants of equity options primarily to reward prior performance. Currently, equity grants are made primarily in connection with the appointment of Named Executive Officers to provide incentives for future exceptional performance. The size of equity option grants increases with the level of responsibility of the executive position. For the Chief Executive Officer, equity option grants are typically the largest element of the total compensation package.

With respect to the Named Executive Officers, the last new equity grants for Messrs. Sudan, Lennox, Lane and Prevot were in connection with the 2004 acquisition of O-I Plastic and were made in connection with grants on a company-wide basis. With respect to Messrs. Knowlton and Burgess, their equity grants were made in connection with their appointment to the Company and were a result of negotiations of their respective employment arrangements. Participating in that negotiation were members of the Committee who on a regular basis participate in negotiations with executives at other private equity portfolio companies and are experienced and knowledgeable in the levels of equity grants required to retain executives of the caliber of Messrs. Knowlton and Burgess. Equity grants are not part of the annual compensation package of any of the Named Executive Officers.

We have adopted the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”), the 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan”) and the

2008 Graham Packaging Holdings Company Management Option Plan (the “2008 Option Plan” and, collectively with the 1998 Option Plan and the 2004 Option Plan, the “Option Plans”).

In general, options awarded under the 1998 Option Plan vest according to either a time-based component or time-based and performance-based components as follows: 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified EBITDA targets for each year, although these options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

In general, options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date. See “—Option Awards” below.

In general, options awarded under the Option Plans have a term of ten years. On January 22, 2008, we extended the term for certain options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. Such options now will expire in 2018, or earlier upon a termination of the holder’s service. No change was made to the number of options, nor the exercise price, and the options remained fully vested.

On December 22, 2008, we extended the term for certain options granted on January 1, 1999, for which any unexercised options would have expired on December 31, 2008. Such options now will expire in 2018, or earlier upon a termination of the holder’s service. No change was made to the number of options, nor the exercise price, and the options remained fully vested.

On April 4, 2008, we concluded a program designed to permit employees and members of management, including Messrs. Sudan, Lennox, Lane and Prevot, to exchange options to purchase limited partnership units of the Company granted pursuant to the 2004 Option Plan for options to purchase an equivalent number of limited partnership units of the Company pursuant to the 2008 Option Plan. Messrs. Sudan, Lennox, Lane and Prevot each participated in the option exchange program, and in exchange for their options under the 2004 Option Plan, Messrs. Sudan, Lennox, Lane and Prevot were granted options to purchase 29.0, 11.1, 9.1 and 68.0 limited partnership units, respectively, pursuant to the 2008 Option Plan. Although Messrs. Sudan, Lennox, Lane and Prevot were approximately 75% vested in their 2004 options at the date of the exchange, none of them were vested in any portion of their new options under the 2008 Option Plan on the date of grant. Instead, each option granted pursuant to the 2008 Option Plan is subject to a four-year time-based vesting schedule, with each officer becoming 25% vested in their options on March 7, 2009, and 25% on each of the following three anniversaries of such date. In addition, the 2008 options were granted with an exercise price equal to $36,746.60 per limited partnership unit, which was the fair value of such a unit on March 7, 2008, instead of the previous exercise price of $51,579.00, which was the fair value of such a unit when the officers were granted their 2004 options.

Benefits

Retirement Benefits

In line with our aim to encourage long-term service and promote retention, a 401(k) plan is made available to all U.S. employees, including Named Executive Officers. We believe that both current compensation and longer-term benefit plans are important elements of the compensation package. Through December 31, 2007, the 401(k) plan provided a non-elective cash contribution of 3% of total compensation (base salary plus incentive compensation) and a 50% company match up to 6% of total compensation, up to the statutory maximum. Effective January 1, 2008, through December 31, 2008, the 401(k) plan provided a non-elective cash contribution of 3% of base salary and a 50% company match up to 6% of base salary, up to the statutory maximum. Effective January 1, 2009, the 401(k) plan provides a non-elective cash contribution of 3% of base salary and a 50% company match up to 4% of base salary, up to the statutory maximum.

Effective December 31, 2006, we froze all of our defined benefit pension plans for salaried employees and implemented the non-elective 401(k) benefit described above.

Pursuant to Mr. Knowlton’s agreement, as amended on December 18, 2008, Mr. Knowlton will be eligible upon vesting for a pension payment of $640,000 for each of the 10 years following his separation of employment.

Mr. Knowlton will vest in this benefit contingent upon his continued employment as Executive Chairman through December 31, 2009, or on an earlier date whereon (i) Mr. Knowlton’s employment is terminated by us without cause or by Mr. Knowlton for good reason or (ii) a change in control of the Company occurs while Mr. Knowlton remains employed by us. The pension payment will be paid on January 31 of each of the ten years following Mr. Knowlton’s separation from the Company.

Pension Plans

In the year ended December 31, 2008, we participated in a noncontributory, defined benefit pension plan for salaried and hourly employees other than employees covered by collectively bargained plans. We also sponsored other noncontributory defined benefit plans under collective bargaining agreements. These plans covered substantially all of our U.S. employees. The defined benefit plan for salaried employees provides retirement benefits based on the final five years average compensation and years of service, while plans covering hourly employees provide benefits based on years of service. Employees are eligible for early retirement benefits at age 55, provided that they have provided 10 years of eligible service. This plan was frozen as of December 31, 2006. As a result, the maximum years of service a participant can earn for benefit accrual is 18 years under the current plan benefit formula, excluding any employees who carried over accrued benefits from a predecessor plan. See Note 13 of the Notes to Consolidated Financial Statements for information regarding our pension plans for each of the three years in the period ended December 31, 2008.

The compensation covered by the defined benefit plan for salaried employees is an amount equal to “Total Wages” (as defined therein). This amount includes the annual Salary and Bonus amounts shown in the Summary Compensation Table for the Named Executive Officers who participated in the plan. Warren D. Knowlton and Mark S. Burgess accrued no years of service at the time the plan was frozen. Currently, of the Named Executive Officers, only Messrs. Sudan and Lane are eligible for early retirement benefits. Benefits under the plan are computed on the basis of straight-life annuity amounts.

Employment Agreements

We entered into employment agreements with certain Named Executive Officers. Employment agreements are reviewed by the Committee and approved by the Advisory Committee. See “—Employment Agreements” below.

Other Benefits

We provide benefit plans, such as medical coverage and life and disability insurance. Named Executive Officers are eligible for the same benefit plans provided to other employees, including medical coverage and life and disability insurance, as well as supplemental plans chosen and paid for by employees who wish additional coverage. There are no special insurance plans for Named Executive Officers. We also provide perquisites to executive officers, such as relocation assistance and an executive automobile allowance.

Severance and Change of Control Benefits

Named Executive Officers may receive payments under severance and change of control provisions of their employment agreements designed to offer incentives and retain executive officers during any potential or rumored changes of control of the Company, including changes in management, ownership, structure and other material changes that could potentially affect the Company. Each employment agreement contains a non-competition and non-solicitation provision upon termination or change of control, if applicable. Our change of control and severance benefits are designed to be competitive with those available to similarly situated executives at comparable companies.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by the Company to or on behalf of the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Warren D. Knowlton Former Chief Executive Officer and Current Executive Chairman of the Advisory Committee (4)	2008	803,380		—		445,677		1,530,330		—	770,714	(5)	3,550,101
	2007	770,921		3,000,000	(6)	259,868		1,360,815		—	854,975		6,246,579
	2006	43,270	(7)	—		18,515		—		—	24,000		85,785

Mark S. Burgess Chief Executive Officer	2008	549,393		—		218,488		1,110,432		—	133,658	(8)	2,011,971
	2007	475,110		—		330,110		855,393		—	305,912		1,966,525
	2006	25,962	(7)	75,000	(9)	16,392		—		—	13,000		130,354

Ashok Sudan Executive Vice President and General Manager, Global Food and Beverage	2008	345,836		—		93,183		420,106		43,003	32,613	(10)	934,741
	2007	336,004		—		—		411,184		15,437	24,639		787,264
	2006	327,463		—		—		—		33,813	16,189		377,465

Peter T. Lennox Senior Vice President, General Manager of Household Chemical and Automotive, Personal Care/ Specialty and South America	2008	260,310		—		10,288		326,778		9,254	22,225	(11)	628,855
	2007	252,567		—		—		271,703		1,791	18,499		544,560
	2006	243,657		—		—		174,161	(12)	11,410	6,500		435,728

George M. Lane Senior Vice President, Global Human Resources	2008	257,070		—		114,123		161,877		65,791	16,988	(13)	615,849

Roger M. Prevot Former President and Chief Operating Officer (14)	2008	206,343		—		579,385	(15)	313,604		32,458	598,108	(16)	1,729,898
	2007	498,561		—		—		887,299		7,908	46,952		1,440,720
	2006	485,897		—		—		—		12,943	20,615		519,455

(1)	Amounts represent the compensation that was earned by the Named Executive Officer and the cost recognized during 2008, 2007 or 2006, as the case may be, related to equity option awards. Compensation cost is initially measured based on the grant date fair value of an award, determined pursuant to SFAS 123(R) (excluding estimate of forfeitures) utilizing assumptions discussed in Note 16 of the Notes to Consolidated Financial Statements in this Report. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period). Amounts for Messrs. Sudan, Lennox, Lane and Prevot include compensation cost related to the extension of options granted under the 1998 Option Plan for an additional ten years, pursuant to Amended and Restated Option Unit Agreements, such that the options expire in 2018. Amounts for Messrs. Sudan, Lennox, Lane and Prevot also include compensation cost related to the exchange of options granted pursuant to the 2004 Option Plan for options pursuant to the 2008 Option Plan, as further described under “—Equity Options” above.
(2)	Amounts reflected for the year 2008 represent incentive compensation under the 2008 Corporate Incentive Plan earned in 2008 and payable in 2009. Amounts reflected for the year 2007 represent incentive compensation under the 2007 Corporate Incentive Plan earned in 2007 and paid in 2008.
(3)	Represents the aggregate change in actuarial present value of accumulated pension benefits over the specified fiscal years, using the same pension plan measurement data used for financial statement reporting purposes.
(4)	Warren D. Knowlton served as our Chief Executive Officer until December 31, 2008, and now serves as our Executive Chairman of the Advisory Committee effective December 31, 2008.
(5)	Includes relocation costs reimbursed in the amount of $74,430, transportation costs reimbursed per Mr. Knowlton’s employment agreement in the amount of $678,428, contributions to our 401(k) plan in the amount of $10,060, amounts attributable to group term life insurance and personal use of a company vehicle.
(6)	Represents a $3,000,000 signing bonus awarded under Mr. Knowlton’s employment agreement.
(7)	Represents salaries from December 4, 2006, the beginning date of employment with the Company, through December 31, 2006.
(8)	Includes relocation costs reimbursed in the amount of $100,874, contributions to our 401(k) plan in the amount of $13,800, reimbursement of country club dues in the amount of $10,475, car allowance and amounts attributable to group term life insurance.
(9)	Represents a $75,000 signing bonus awarded under Mr. Burgess’ employment agreement.
(10)	Includes contributions to our 401(k) plan in the amount of $13,800, amounts attributable to group term life insurance, car allowance, personal use of a company vehicle and reimbursement of country club dues.
(11)	Includes contributions to our 401(k) plan in the amount of $13,333, amounts attributable to group term life insurance, car allowance and personal use of a company vehicle.
(12)	Represents a bonus earned and paid in 2006 under a special O-I Plastic integration incentive plan.
(13)	Includes contributions to our 401(k) plan in the amount of $13,800, amounts attributable to group term life insurance and personal use of a company vehicle.
(14)	Roger M. Prevot served as our President and Chief Operating Officer until April 30, 2008.
(15)

Amount includes compensation expense attributable to options that were not previously vested on the date of Mr. Prevot’s separation from the Company that, pursuant to his separation agreement, became fully vested and exercisable on April 30, 2008. See “—Potential Payments Upon Termination or Change of Control—Potential Payments” for a description of Mr. Prevot’s separation agreement.
(16)	Includes costs for severance in the amount of $582,078, contributions to our 401(k) plan in the amount of $12,301, personal use of a company vehicle, amounts attributable to group term life insurance and reimbursement of country club dues.

2008 Grants of Plan-Based Awards

The following table provides information on grants of plan-based awards in 2008 to the Named Executive Officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)		Maximum (#)
Warren D. Knowlton			1,488,391		1,637,230
Mark S. Burgess			1,080,000		1,188,000
Ashok Sudan			471,962		519,159
	3/17/08							29.0	(2)				36,747	129,021
	1/22/08										12.8	(3)	25,789	66,304
Peter T. Lennox			302,134		332,347
	3/13/08							11.1	(2)				36,747	49,384
George M. Lane			157,441		173,185
	3/10/08							9.1	(2)				36,747	40,486
	1/22/08										12.8	(3)	25,789	66,304
	12/22/08										5.2	(3)	25,789	39,384
Roger M. Prevot			308,090	(4)	338,899	(4)
	3/20/08							68.0	(2)				36,747	302,532
	1/22/08										43.4	(3)	25,789	224,812

(1)	The Named Executive Officers were eligible for the following target annual bonuses in 2008 under our 2008 Corporate Incentive Plan: Messrs. Knowlton and Burgess, 180% of their respective base salaries; Mr. Sudan, 133% of base salary; Mr. Lennox, 113% of base salary; Mr. Lane, 60% of base salary; and Mr. Prevot, 183% of base salary.
(2)

Options originally granted on November 17, 2004, under the 2004 Option Plan. In March 2008, Messrs. Sudan, Lennox, Lane and Prevot exchanged these options granted pursuant to the 2004 Option Plan for options to purchase an equivalent number of limited partnership units of the Company pursuant to the 2008 Option Plan. Although Messrs. Sudan, Lennox, Lane and Prevot were approximately 75% vested in their

2004 options at the date of the exchange, none of them were vested in any portion of their new options under the 2008 Option Plan on the date of grant. The 2008 options vest and become exercisable in 25% increments annually over four years (25% on March 7, 2009, 25% on March 7, 2010, 25% on March 7, 2011, and 25% on March 7, 2012), so long as the holder of the option is still an employee on the vesting date. In addition, the 2008 options were granted with an exercise price equal to $36,746.60 per limited partnership unit, which was the fair value of such a unit on the grant date, instead of the previous exercise price of $51,579.00, which was the fair value of such a unit when the officers were granted their 2004 options. The options granted under the 2008 Option Plan were granted with a ten-year option term and expire in 2018.

(3)	On January 22, 2008, we extended the term for options granted on February 2, 1998, for which any unexercised options would have expired on February 2, 2008. Such options now will expire in 2018, or earlier upon a termination of the holder’s service. No change was made to the number of options, nor the exercise price, and the options remained fully vested. On December 22, 2008, we extended the term for certain options granted on January 1, 1999, for which any unexercised options would have expired on December 31, 2008. Such options now will expire in 2018, or earlier upon a termination of the holder’s service. No change was made to the number of options, nor the exercise price, and the options remained fully vested.
(4)	The target and maximum annual bonus amounts for Mr. Prevot were calculated using one-third of his annual base salary, as his employment with us ended on April 30, 2008.

Employment Agreements

We entered into employment agreements on March 28, 2007, effective December 4, 2006, with Mr. Knowlton and Mr. Burgess. Mr. Knowlton’s agreement, as amended on December 18, 2008, provides for his employment as Executive Chairman of the Advisory Board, effective December 31, 2008, through December 31, 2009. Mr. Burgess’ agreement, as amended on December 18, 2008, provides for his employment as Chief Executive Officer of the Company, effective January 1, 2009, through December 4, 2009. Mr. Burgess’ term of employment automatically extends for additional successive one-year periods, unless the Company or Mr. Burgess elects to terminate the agreement at least 90 days prior to the end of any of these employment periods. Mr. Knowlton’s employment will be extended if both he and the Company mutually agree to extend his employment.

Under their agreements, Mr. Knowlton will receive an annual base salary of at least $750,000 and Mr. Burgess will receive an annual base salary of at least $450,000. Each executive will be eligible to receive annual cash incentive awards in accordance with our cash bonus plans. Pursuant to his agreement, Mr. Burgess received a one-time cash bonus of $75,000 in December 2006. Upon joining the Company, Mr. Knowlton became eligible to receive a deferred signing bonus of $3,000,000 contingent upon his continued employment and payable in four equal quarterly installments of $750,000 on the three-, six-, nine- and twelve-month anniversaries of his hire date. Upon starting employment, Mr. Knowlton and Mr. Burgess each received options to purchase limited partnership interests in Holdings. Specifically, Mr. Knowlton received (i) an option to purchase 295.7 limited partnership interests in Holdings that vests over a four-year period based upon Mr. Knowlton’s continued employment and (ii) an option to purchase 147.9 limited partnership interests in Holdings that vests upon (A) the Blackstone Investors’ sale of their entire equity interest in the Company and (B) the attainment of certain financial performance goals established by the Company. Mr. Burgess received (i) an option to purchase 110.9 limited partnership interests in Holdings that vests over a four-year period based upon Mr. Burgess’ continued employment and the attainment of certain performance goals established by the Company and (ii) an option to purchase 73.9 limited partnership interests in Holdings that vests upon (A) the Blackstone Investors’ sale of their entire equity interest in the Company and (B) the attainment of certain financial performance goals established by the Company. The vesting on a portion of Mr. Knowlton’s and Mr. Burgess’ options shall accelerate upon (i) a change of control or (ii) a termination of the executive’s employment by us without cause or by the executive for good reason, in contemplation of a change of control. Both executives may also receive future equity grants under our equity incentive program consistent with other senior executives and competitive pay practices generally.

Pursuant to Mr. Knowlton’s agreement, as amended on December 18, 2008, Mr. Knowlton will be eligible for a payment of $640,000 for each of the ten years following his separation of employment. Mr. Knowlton will vest in this benefit contingent upon his continued employment as Executive Chairman through December 31, 2009, or on an earlier date whereon (i) Mr. Knowlton’s employment is terminated by us without cause or by Mr. Knowlton for good reason or (ii) a change in control of the Company occurs while Mr. Knowlton remains employed by us. The pension payment will be paid on January 31 of each of the ten years following Mr. Knowlton’s separation from the Company. Mr. Knowlton is also eligible to receive a transaction bonus in connection with the Blackstone Investors’ sale of their entire equity interest in the Company. Except upon Mr. Knowlton’s termination of employment by us without cause or his termination for good reason, any transaction bonus shall be payable upon the one-year anniversary of his termination of employment.

The agreements of Mr. Knowlton and Mr. Burgess also provide for their participation in all employee compensation plans and welfare benefit plans generally available to our other senior executives. Each executive will receive reimbursement of all reasonable business expenses, fringe benefits, office and support staff and vacation benefits in accordance with our plans, policies and practices and in a manner comparable to other senior executives. During his employment, Mr. Knowlton will be entitled on an after-tax basis of (i) up to fifty round-trip flights from our headquarters to Maine and (ii) accommodation and automobile benefits. In 2007, Mr. Burgess received six months of temporary living expenses. In 2007 and 2008, Mr. Knowlton and Mr. Burgess received reimbursement for relocation expenses. Under their agreements, Mr. Knowlton and Mr. Burgess are also entitled to tax gross-ups for “golden parachute” excise taxes incurred by them under Code Sections 280G and 4999 and the applicable regulations thereunder with respect to payments and benefits received by them pursuant to the agreements. These tax gross-ups are subject to certain limitations (including a cutback (i.e., no gross-up payment)) if the amount of the payments subject to the excise tax exceeds the applicable safe harbor by less than 10% (within the meaning of Internal Revenue Code Sections 280G and 4999 and the applicable regulations thereunder).

On June 27, 2002, we entered into an employment agreement with Mr. Sudan and on April 15, 2005, with Mr. Lennox. The term of each agreement is for one year but automatically extends for an additional year unless either party gives 90 days written notice prior to the end of the term. Mr. Sudan’s contract was automatically extended for another year on June 27, 2008, and Mr. Lennox’ contract was automatically extended for another year on April 15, 2008. Under each employment agreement, the executive is entitled to a base salary and an annual bonus based on the achievement of performance criteria established by the Advisory Committee. Additionally, under each employment agreement, the executive is entitled to potential payments upon termination or change in control, as further described in “—Potential Payments Upon Termination or Change of Control.”

We have not entered into an employment agreement with Mr. Lane.

Option Awards

In general, options awarded under the 1998 Option Plan vest according to either a time-based component or time-based and performance-based components as follows: 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the holder of the option is still an employee on the vesting date, and 50% of the options vest and become exercisable in 20% increments annually over five years, so long as the Company achieves specified EBITDA targets for each year, although these options do become exercisable in full without regard to the Company’s achievement of these targets on the ninth anniversary of the date of grant, so long as the holder of the option is still an employee on that date.

In general, options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the option is still an employee on the vesting date. For vesting details of the options granted to Mr. Knowlton and Mr. Burgess under the 2004 Option Plan, refer to the footnotes to the table below.

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee members of the Advisory Committee, advisors, consultants and other individuals providing services to Holdings or its subsidiaries or affiliates of options to purchase limited partnership interests in Holdings equal to 0.0075% of Holdings (prior to any dilution resulting from any interests granted pursuant to the Option Plans) (each 0.0075% interest being referred to as a “Unit”). The aggregate number of Units with respect to which options may be granted under the 1998 Option Plan may not exceed 631.0 Units and the aggregate number of Units with respect to which options may be granted at any given time under the 2008 Option Plan, together with the 2004 Option Plan, may not exceed 1,278.4 Units, representing a total of up to 12.5% of the equity of Holdings. A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants.

Under the Option Plans, employees with vested options who are terminated by the Company are allowed to exercise their vested options within 90 days from the date of their termination from the Company. Any options not exercised within 90 days from their termination date generally become forfeited and are no longer exercisable. In connection with Mr. Prevot’s separation from the Company, all of Mr. Prevot’s unvested options became fully vested and exercisable on April 30, 2008, and will be exercisable until the earlier of a change in control (as defined in his employment agreement) or the original expiration date of the respective option grants.

Under the 1998 Option Plan and the 2004 Option Plan, the exercise price per Unit is or will be equal to or greater than the fair value of a Unit on the date of grant. Under the 2008 Option Plan, the exercise price per Unit is or will be less than, equal to, or greater than the fair value of a Unit on the date of grant, provided that there are limitations on exercise of any option granted at less than fair value on the grant date. We determine the fair value of a Unit by considering market multiples of comparable public companies and recent transactions involving comparable public and private companies, and by performing discounted cash flow analyses on our projected cash flows. We utilize the services of an appraisal firm to assist in these analyses. The number and type of Units covered by outstanding options and exercise prices may be adjusted to reflect certain events such as recapitalizations, mergers or reorganizations of or by Holdings. The Option Plans are intended to advance the best interests of the Company by allowing such employees to acquire an ownership interest in the Company, thereby motivating them to contribute to the success of the Company and to remain in the employ of the Company.

Outstanding Equity Awards at 2008 Fiscal Year End

A summary of the outstanding equity awards for each Named Executive Officer as of December 31, 2008, is as follows:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Warren D. Knowlton	177.4	(2)	118.3	(2)	—		38,684	12/3/2016
	—		—		147.9	(3)	25,789	12/3/2016
Mark S. Burgess	55.5	(4)	55.4	(4)	—		25,789	12/3/2016
	—		—		73.9	(3)	25,789	12/3/2016
Ashok Sudan	12.8	(5)	—		—		25,789	1/21/2018
	3.6	(6)	1.6	(6)	—		25,789	3/31/2012
	7.0	(7)	3.0	(7)	—		29,606	3/30/2013
	—		29.0	(8)	—		36,747	3/6/2018
Peter T. Lennox	4.6	(6)	1.9	(6)	—		25,789	3/31/2012
	2.8	(7)	1.2	(7)	—		29,606	3/30/2013
	—		11.1	(8)	—		36,747	3/6/2018
George M. Lane	12.8	(5)	—		—		25,789	1/21/2018
	5.2	(9)	—		—		25,789	12/21/2018
	—		9.1	(8)	—		36,747	3/6/2018
Roger M. Prevot	43.4	(5)	—		—		25,789	1/21/2018
	14.0	(10)(11)	—		—		25,789	3/31/2011
	68.0	(8)(11)	—		—		36,747	3/6/2018

(1)	All options listed above were granted with an initial ten-year option term. See “—Elements of Compensation—Equity Options” for further information on the terms of these option awards.
(2)	Options granted on December 4, 2006, which vest and become exercisable with respect to 20% of the options on December 4, 2007, an additional 40% of the options on December 31, 2008, an additional 20% of the options on December 4, 2009, and an additional 20% of the options on December 4, 2010, so long as the holder of the option is still an employee on the vesting date.
(3)	Options granted on December 4, 2006, which vest and become exercisable upon (A) the Blackstone Investors’ sale of their interest in the Company and (B) the attainment of certain financial performance goals.
(4)	Options granted on December 4, 2006. 50% of the options vest and become exercisable in 25% increments annually, 25% on December 4, 2007, and 25% on each the second, third and fourth anniversaries of the grant date, over four years so long as the holder of the option is still an employee on the vesting date. 50% of the options vest and become exercisable in 25% increments annually, on the anniversaries of the grant date, over four years so long as the Company achieves specified earnings targets each year and so long as the holder of the option is still an employee on the vesting date.
(5)	Options granted on February 2, 1998, under the 1998 Option Plan. Under an Amended and Restated Option Unit Agreement dated January 22, 2008, the expiration date of options granted under the 1998 Option Plan was extended for ten additional years such that they expire on January 21, 2018.
(6)	Options granted on April 1, 2002, under the 1998 Option Plan.
(7)	Options granted on March 31, 2003, under the 1998 Option Plan.
(8)	Options originally granted on November 17, 2004, under the 2004 Option Plan. In March 2008, Messrs. Sudan, Lennox, Lane and Prevot exchanged these options granted pursuant to the 2004 Option Plan for options to purchase an equivalent number of limited partnership units pursuant to the 2008 Option Plan. Although Messrs. Sudan, Lennox, Lane and Prevot were approximately 75% vested in their 2004 options at the date of the exchange, none of them were vested in any portion of their new options under the 2008 Option Plan on the date of grant. For information on the vesting schedule under the 2008 Option Plan, see “—Elements of Compensation—Equity Options.” In addition, the 2008 options were granted with an exercise price equal to $36,746.60 per limited partnership unit, which was the fair value of such a unit on March 7, 2008, instead of the previous exercise price of $51,579.00, which was the fair value of such a unit when the officers were granted their 2004 options. The options granted under the 2008 Option Plan were granted with a ten-year option term and expire in 2018.
(9)	Options granted on January 1, 1999, under the 1998 Option Plan. Under an Amended and Restated Option Unit Agreement dated December 22, 2008, the expiration date of options granted under the 1998 Option Plan was extended for ten additional years such that they expire on December 21, 2018.
(10)	Options granted on April 1, 2001, under the 1998 Option Plan.
(11)	Mr. Prevot was our President and Chief Operating Officer until April 30, 2008, the date of his separation from the Company. Pursuant to his separation agreement, all of Mr. Prevot’s unvested options became fully vested and exercisable on April 30, 2008, and will be exercisable until the earlier of a change in control (as defined in his employment agreement) or the original expiration date of the respective option grants.

Option Exercises and Interests Vested

The following table provides information with respect to the exercise of option awards during the year ended December 31, 2008.

Option awards
Name	Number of units acquired on exercise (#)	Value realized on exercise ($)
Warren D. Knowlton	—	—
Mark S. Burgess	—	—
Ashok Sudan	—	—
Peter T. Lennox	—	—
George M. Lane	—	—
Roger M. Prevot	9.3	—	(1)

(1)	The exercise price exceeded the fair value of the underlying unit on the exercise date.

2008 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer under our pension plan, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Information regarding our pension plan can be found under the heading “—Compensation Discussion and Analysis—Benefits—Pension Plans” above.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Warren D. Knowlton	Pension Plan	—	—
Mark S. Burgess	Pension Plan	—	—
Ashok Sudan (1)	Pension Plan	18	284,113
Peter T. Lennox	Pension Plan	6	52,568
George M. Lane (1)	Pension Plan	20	517,212
Roger M. Prevot	Pension Plan	18	193,493

(1)	Messrs. Sudan and Lane are currently eligible for early retirement.

2008 Nonqualified Deferred Compensation

In the year ended December 31, 2008, we had no nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Termination

If we terminate Mr. Knowlton’s employment without cause or Mr. Knowlton terminates his employment for good reason (as those terms are defined in the agreement), Mr. Knowlton will be entitled to receive:

•	any accrued and unpaid base salary, vacation and business expenses;

•	any unpaid bonus for the year prior to his termination of employment;

•	any earned transaction bonus;

•	a pro rata bonus for the year of his termination; and

•	a retirement payment of $640,000 paid annually for ten years.

If we terminate Mr. Burgess’ employment without cause or Mr. Burgess terminates his employment for good reason (as those terms are defined in the agreement) and Mr. Burgess executes a general release of claims, Mr. Burgess will be entitled to receive:

•

a severance payment equal to twice the sum of Mr. Burgess’ base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months;

•	a pro rata bonus for the year of his termination;

•	continued health and dental benefits for a period of 12 months;

•	outplacement services for 12 months not to exceed $25,000; and

•	full vesting of time-based options to purchase limited partnership interests in Holdings.

During the term and for a period of 24 months following the term, Messrs. Knowlton and Burgess are subject to a covenant not to compete with us or solicit our clients or employees.

In the event that Messrs. Sudan or Lennox is terminated by us without cause (as defined in each agreement) (including our election not to renew the term so that the term ends prior to the fifth anniversary of the agreement) or the executive resigns with good reason (as defined in each executive’s agreement), the executive will be entitled to:

•

a severance payment equal to twice the sum of the executive’s base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months;

•	a pro rata bonus for the year of termination;

•	continued health and dental benefits for a period of 24 months;

•	continued automobile expense program benefits for 12 months;

•	outplacement services for a period of 12 months not to exceed $30,000; and

•	full vesting of all equity awards granted to the executive.

If we elect not to extend the term so that the term ends following the fifth anniversary of the agreement, upon the executive’s termination of employment, the executive will be entitled to the same benefits described above except that the executive will only be entitled to continued monthly payments and health and dental benefits for a period of 12 months, rather than 24 months. During the term and for a period of 18 months following the term (12 months if the executive’s employment is terminated due to our election not to renew the term) Messrs. Sudan and Lennox are subject to a covenant not to compete with us or solicit our clients or employees.

Each Named Executive Officer has also agreed not to reveal our confidential information during the term of employment or thereafter and to assign to us any inventions created by the executive while employed by us. With respect to the employment agreements of Messrs. Knowlton and Burgess, if any payments by us to the executive would result in an excise tax under Section 280G of the Internal Revenue Code, the executive will be entitled to an additional payment so that the executive will receive a total amount equal to the payments the executive would be entitled to receive without the imposition of the excise tax.

Change of Control

Upon a change of control, Mr. Knowlton will receive a retirement benefit payment of $640,000 paid annually for ten years. In the event that the Blackstone Investors sell their entire interest in the Company, all of the equity options granted to Mr. Knowlton and Mr. Burgess will vest fully and immediately. But upon any change of control other than a sale by the Blackstone Investors of their entire interest in the Company, only the time-based equity options granted Mr. Knowlton and Mr. Burgess will vest fully and immediately. In the event that Mr. Knowlton or Mr. Burgess is subject to a tax under Section 4999 of the Internal Revenue Code as a result of a change of control as defined in Section 280G of the Internal Revenue Code, then the executive will receive a gross-up payment so that he will receive a payment equal to the payment that he would have been entitled to receive without the imposition of the excise tax and any additional taxes on the additional payment. These tax gross-ups are subject to certain limitations (including a cutback (i.e., no gross-up payment)) if the amount of the payment subject to the excise tax exceeds the applicable safe harbor by less than 10% (within the meaning of Internal Revenue Code Sections 280G and 4999 and the applicable regulations thereunder).

With respect to the Named Executive Officers currently employed by us other than Mr. Knowlton, Mr. Burgess and Mr. Lane, upon a change of control, if (A) there is a material reduction in the Named Executive Officer’s target annual bonus after a change of control (as defined in each of their respective employment agreements), as compared to the preceding year, and (B) the cure period (as defined in each of their respective employment agreements) expires, the Named Executive Officer will be eligible to receive the same benefits as those provided for under termination for good reason. In the event a Named Executive Officer currently employed by us other than Mr. Knowlton, Mr. Burgess or Mr. Lane is involuntarily terminated without cause or voluntarily terminates for good reason in contemplation of a change of control, the annual bonus to be used in calculating the cash severance payment equal to twice the sum of the executive’s base salary and annual bonus is the target annual bonus rather than the average bonus received over the preceding three fiscal years.

Pension Benefits

See “—Compensation Discussion and Analysis—Benefits—Pension Plans” and “— 2008 Pension Benefits” for information on amounts payable under our pension plan.

Potential Payments

The table below summarizes the potential payments upon either (i) a voluntary termination for good reason or involuntary termination without cause; (ii) a change in control; or (iii) a termination in connection with a change in control, assuming each Named Executive Officer was terminated as of, or the change in control occurred on, December 31, 2008. Mr. Prevot’s severance arrangements are described below.

Name	Cash Severance Payment		Acceleration of Equity Awards (1)		Continuing Benefits as of December 31, 2008		Excise Tax Gross-up		Retirement Benefits		Total
Warren D. Knowlton (2)

Voluntary termination for good reason or involuntary termination without cause	$1,530,330	(3)	$—	(4)	$—		$—	(5)	$4,422,300	(6)	$5,952,630

No termination following a change in control	—	(3)	—	(4)	—		—	(5)	4,422,300	(6)	4,422,300

Voluntary termination for good reason or involuntary termination without cause following a change in control	1,530,330	(3)	—	(4)	—		—	(5)	4,422,300	(6)	5,952,630

Mark S. Burgess (2)

Voluntary termination for good reason or involuntary termination without cause	4,276,257	(7)	—	(8)	31,603	(9)	—	(5)	—		4,307,860

No termination following a change in control	—	(7)	—	(8)	—	(9)	—	(5)	—		—

Voluntary termination for good reason or involuntary termination without cause following a change in control	4,470,432	(7)	—	(8)	31,603	(9)	—	(5)	—	4,502,035

Ashok Sudan (10)

Voluntary termination for good reason or involuntary termination without cause	1,684,017	(11)	—	(12)	50,406	(13)	—		—	1,734,423

No termination following a change in control	—		—	(14)	—		—		—	—

Voluntary termination for good reason or involuntary termination without cause following a change in control	2,073,749	(11)	—	(12)	50,406	(13)	—		—	2,124,155

Peter T. Lennox (10)

Voluntary termination for good reason or involuntary termination without cause	1,260,515	(11)	—	(12)	50,406	(13)	—		—	1,310,921

No termination following a change in control	—		—	(14)	—		—		—	—

Voluntary termination for good reason or involuntary termination without cause following a change in control	1,465,795	(11)	—	(12)	50,406	(13)	—		—	1,516,201

George M. Lane (15)

Voluntary termination for good reason or involuntary termination without cause	—		—		—		—		—	—

No termination following a change in control	—		—	(14)	—		—		—	—

Voluntary termination for good reason or involuntary termination without cause following a change in control	—		—		—		—		—	—

(1)	Any additional equity option benefit is determined by subtracting the exercise price of the original equity option award from the underlying unit’s value on December 31, 2008, and multiplying the result, if a positive number (in-the-money), by the number of in-the-money equity options that would accelerate and vest as a result of termination. No options were in-the-money as of December 31, 2008.
(2)	The Named Executive Officer is subject to a covenant not to compete with us or solicit our clients or employees for a period of 24 months following termination.
(3)	If Mr. Knowlton voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Annual performance targets for 2008 were met and therefore the amounts in the table above reflect the achievement of those targets. If Mr. Knowlton voluntarily terminates for good reason or is involuntarily terminated without cause and the Blackstone Investors sell their entire interest in the Company within one year of the termination date, he is entitled to receive a transaction bonus. The amount of the transaction bonus is calculated as a percentage of total equity. The percentage is dependent upon the multiple of invested capital, as defined in the employment agreement. Had a qualifying event occurred on December 31, 2008, at a sale price reflecting a reasonable valuation of the Company, Mr. Knowlton would not have received a transaction bonus.

(4)	Mr. Knowlton’s time-based equity options vest fully and immediately upon consummation of a “change in control” (as such term is defined in his employment agreement). All of Mr. Knowlton’s equity options will vest in the event that the Blackstone Investors sell their entire interest in the Company. If Mr. Knowlton voluntarily terminates for good reason or is involuntarily terminated without cause and a change of control occurs within one year following termination, his time-based equity options will vest upon consummation of the change of control.
(5)	If it is determined that any payments to the Named Executive Officer resulting from voluntary termination for good reason, involuntary termination without cause or change of control would be subject to the excise tax imposed by section 4999 of the Internal Revenue Code (excise tax), then the Named Executive Officer is entitled to receive an additional payment (gross-up payment) in an amount such that after payment by the Named Executive Officer of all taxes on the gross-up payment the Named Executive Officer retains an amount equal to the excise tax. Based on the aggregate amount of payments to the Named Executive Officer, the Named Executive Officer would not be subject to an excise tax.
(6)	If Mr. Knowlton voluntarily terminates for good reason or is involuntarily terminated without cause, or if a change of control occurs, he is entitled to receive payments in the amount of $640,000 per year for ten years following his termination of employment. This amount represents the present value of those payments as of December 31, 2008, based on the assumption of a 6.00% discount rate.
(7)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Annual performance targets for 2008 were met and therefore the amounts in the table above reflect the achievement of those targets. Mr. Burgess is also entitled to receive twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years, or such other shorter period, as applicable), paid in monthly installments for a period of 24 months. If the termination occurs as a result of a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus annually received over the preceding three fiscal years. Since Mr. Burgess was first employed by us in December 2006, the average annual bonus, for purposes of calculating twice the sum of base salary and average annual bonus, is equal to the average of Mr. Burgess’ 2007 annual bonus and 2008 annual bonus.
(8)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, his time-based equity options fully vest. All of Mr. Burgess’ equity options, both time-based and performance-based, fully vest in the event that the Blackstone Investors sell their entire interest in the Company. All of Mr. Burgess’ time-based equity options fully vest upon a change of control irrespective of whether the Blackstone Investors sell their entire interest in the Company. If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause and a change of control occurs within one year following termination, his unvested performance-based equity options will fully vest upon consummation of the change of control.
(9)	If Mr. Burgess voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to outplacement services for a period of 12 months, not to exceed $25,000, and a continuation of his health and dental benefits for 12 months.
(10)	The Named Executive Officer is subject to a covenant not to compete with us or solicit our clients or employees for a period of 18 months following termination (12 months if the Named Executive Officer’s employment is terminated due to our election not to renew the term of employment).
(11)

If the Named Executive Officer voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to receive a pro rata annual bonus for the year in which he is terminated, assuming achievement of performance targets. Annual performance targets for 2008 were met and therefore the amounts in the table above reflect the achievement of those targets. The Named Executive Officer is also entitled to receive a total of twice the sum of his base salary and annual bonus (determined to be the average bonus received over the preceding three fiscal years), paid in monthly installments for a period of 24 months. If the termination occurs as a result of a change of control, the annual bonus to be used for purposes of this calculation is the target annual bonus rather than the average bonus received over the preceding three fiscal years.
(12)	If the Named Executive Officer voluntarily terminates for good reason or is involuntarily terminated without cause, all of the Named Executive Officer’s equity options fully vest.
(13)	If the Named Executive Officer voluntarily terminates for good reason or is involuntarily terminated without cause, he is entitled to outplacement services for a period of 12 months, not to exceed $30,000, a continuation of his health and dental benefits for 24 months and a continuation of the automobile expense program for 12 months.
(14)	The Named Executive Officer’s equity options fully vest upon a change in control.
(15)	Mr. Lane has not entered into an employment agreement with us.

Mr. Prevot served as President and Chief Operating Officer until April 30, 2008. Pursuant to Mr. Prevot’s employment agreement, upon his termination of employment with us he became entitled to (1) a severance payment equal to twice the sum of his base salary and annual bonus (determined to be the average annual bonus received over the preceding three fiscal years), paid in monthly installments of $72,759.75 for a period of 24 months, (2) a pro rata bonus for the year of termination ($313,604), (3) continued health and dental benefits for the lesser of a period of 24 months, or the equivalent of $13,206, or until he begins employment with another company, (4) outplacement services for a period of 12 months not to exceed $30,000 and (5) full vesting of all of his unvested equity awards ($30,681, calculated as the excess of the fair value of the underlying unit as of the termination date and the exercise prices of in-the-money options). Further, for a period of 12 months following his termination Mr. Prevot is subject to a covenant not to compete with us or solicit our clients or employees. In addition, in connection with Mr. Prevot’s termination of employment, Mr. Prevot and the Company entered into a letter agreement which provides, among other things, that Mr. Prevot will continue to provide limited specified services to us beyond the termination date of his employment, and in exchange, that the options to purchase limited partnership units in Holdings that had been previously granted to Mr. Prevot will be exercisable until the earlier of a Change in Control (as defined in Mr. Prevot’s employment agreement) or the expiration of the respective option grants. If any of these options are not exercised as specified, such options will be cancelled and Mr. Prevot will be unable to exercise them.

2008 Advisory Committee Compensation

The table below summarizes the compensation paid to non-employee members of the Advisory Committee for the year ended December 31, 2008. The Advisory Committee serves solely in an advisory role to the partnership and general partners of the Company and it does not have the power to act for or bind the Company. For a description of the Advisory Committee, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—The Partnership Agreements – The Holdings Partnership Agreement.” Each Advisory Committee member earns fees of $18,750 per quarter, plus an additional $1,000 for any quarterly meetings attended in-person. In the past, certain Advisory Committee members have, on a case-by-case basis, received option grants or one-time payments in consideration of their joining the Advisory Committee.

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Charles E. Kiernan (2)	76,000	—	76,000
Gary G. Michael (2)	76,000	—	76,000

(1)	Chinh E. Chu and James A. Quella are not included in this table as they are employees of Blackstone and thus receive no compensation for their services as members of the Advisory Committee.
(2)	As of December 31, 2008, Charles E. Kiernan and Gary G. Michael each have 15.5 options outstanding.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served on our Compensation Committee during the 2008 fiscal year has served the Company or any of its subsidiaries as an officer or employee. In addition, none of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our Advisory Committee or Compensation Committee.

Compensation Committee Report

Investor GP, the managing general partner of the Company, does not have a compensation committee. Investor GP, however, is advised by the Compensation Committee of the Advisory Committee. The Compensation Committee and Investor GP have each reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, Investor GP recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Chinh E. Chu and James A. Quella are the directors of Investor GP.

Chinh E. Chu
James A. Quella

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth as of March 10, 2009, information with respect to the beneficial ownership of the partnership units of the Company by (i) each person who is known by the Company to own beneficially more than 5% of such interests, (ii) each member of the Advisory Committee, (iii) each of the Named Executive Officers and (iv) all members of the Advisory Committee and the executive officers of the Operating Company, as a group. For a more detailed discussion of certain ownership interests, see “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence.”

Name and Address of Beneficial Owner*	Partnership Units Beneficially Owned	Percentage of Outstanding Company Partnership Units Beneficially Owned
Members of the Advisory Committee:
Chinh E. Chu (1)	10,655	79.6%
James A. Quella (1)	10,655	79.6%
Charles E. Kiernan (2)	15	* *
Gary G. Michael (3)	15	* *

Named Executive Officers:
Warren D. Knowlton (4)	177	1.3%
Mark S. Burgess (5)	55	* *
Ashok Sudan (6)	30	* *
Peter T. Lennox (7)	7	* *
George M. Lane (8)	25	* *
Roger M. Prevot (9)	193	1.4%

All Advisory Committee members and executive officers as a group (11 persons)	11,005	80.2%

5% Beneficial Owners:
Blackstone Investors (1)	10,655	79.6%
Graham Family Investors (10)	2,007	15.0%

*	Except as noted below, all beneficial owners are members of the Advisory Committee and/or officers of the Operating Company and can be reached c/o Graham Packaging Holdings Company, 2401 Pleasant Valley Road, York, Pennsylvania 17402.
**	Less than 1%.
(1)	The Blackstone Investors beneficially own 10,655 partnership units through their direct or indirect ownership in Investor GP and Investor LP. Investor GP is a wholly-owned subsidiary of Investor LP.

Investor LP directly owns 10,836 partnership units of the Company representing an 81% limited partnership interest in the Company. Investor GP directly owns 535 partnership units of the Company representing a 4% general partnership interest in the Company. The Blackstone Investors, collectively, beneficially own approximately 93.7% of the outstanding common stock of Investor LP. Blackstone Management Associates III L.L.C. (“BMA”) is the general partner of each of such entities. Messrs. Peter G. Peterson, Stephen A. Schwarzman, Chinh E. Chu and James A. Quella are members of BMA, which has investment and voting control over the shares of Investor LP held or controlled by the Blackstone Investors. Each of such persons disclaims beneficial ownership of such shares and of the partnership units of the Company held by Investor GP and Investor LP. Chinh E. Chu and James A. Quella are members of the Advisory Committee and are directors of Investor GP. Mr. Chu and Mr. Quella are Senior Managing Directors of The Blackstone Group L.P. The address of each of the preceding investors is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Current and former members of the management of the Company own approximately 1.5% of the outstanding common stock of Investor LP. In addition, DB Investment Partners, Inc. owns approximately 4.8% of the outstanding common stock of Investor LP.

(2)	Charles E. Kiernan is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.
(3)	Gary G. Michael is a member of the Advisory Committee. Of the partnership units shown as beneficially owned, all 15 represent presently exercisable rights to acquire partnership units of the Company through options.
(4)	Warren D. Knowlton is Executive Chairman of the Advisory Committee. Of the partnership units shown as beneficially owned, all 177 represent presently exercisable rights to acquire partnership units of the Company through options.
(5)	Mark S. Burgess is the Chief Executive Officer of the Operating Company. Of the partnership units shown as beneficially owned, all 55 represent presently exercisable rights to acquire partnership units of the Company through options.
(6)	Ashok Sudan is Executive Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 6 are owned indirectly by Mr. Sudan through his ownership of common stock in Investor LP and (b) 24 represent presently exercisable rights to acquire partnership units of the Company through options. 1.85 limited partnership units indirectly owned through ownership of common stock in Investor LP have been pledged as security for a loan by the Company to Mr. Sudan. See “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—Loans to Management.”
(7)	Peter T. Lennox is Senior Vice President of the Operating Company. Of the partnership units shown as beneficially owned, all 7 represent presently exercisable rights to acquire partnership units of the Company through options.
(8)	George M. Lane is Senior Vice President of the Operating Company. Of the partnership units shown as beneficially owned, (a) 7 are owned indirectly by Mr. Lane through his ownership of common stock in Investor LP and (b) 18 represent presently exercisable rights to acquire partnership units of the Company through options. 2.02 limited partnership units indirectly owned through ownership of common stock in Investor LP have been pledged as security for a loan by the Company to Mr. Lane. See “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—Loans to Management.”
(9)	Roger M. Prevot served as President and Chief Operating Officer of the Operating Company until April 30, 2008. Of the partnership units shown as beneficially owned, (a) 9 are limited partnership units of the Company directly owned, (b) 58 are owned indirectly by Mr. Prevot through his ownership of common stock in Investor LP and (c) 126 represent presently exercisable rights to acquire partnership units of the Company through options. 16.83 limited partnership units indirectly owned through ownership of common stock in Investor LP have been pledged as security for a loan by the Company to Mr. Prevot. See “Item 13. Certain Relationships and Related Transactions, and Advisory Committee Member Independence—Loans to Management.”
(10)

GPC Holdings, L.P. and Graham Packaging Corporation are wholly-owned, directly or indirectly, by the Graham Family Investors. The address of both is c/o Graham Capital Company, P.O. Box 1104, York, Pennsylvania 17405-1104. GPC Holdings, L.P., a Pennsylvania limited partnership, directly owns 1,912 limited partnership units of the Company representing a 14.3% limited partnership interest in the Company. Graham Packaging Corporation, a Pennsylvania corporation, directly owns 95 general partnership units of the Company representing a 0.7% general partnership interest in the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth equity compensation plan information regarding equity options to purchase limited partnership units in Holdings at December 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,310.1	$31,976	452.6

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,310.1	$31,976	452.6

Item 13.	Certain Relationships and Related Transactions, and Advisory Committee Member Independence

The summaries of agreements set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of such agreements. The Equipment Sales, Services and License Agreement and the Partners Registration Rights Agreement, each as defined below, are incorporated by reference as exhibits to this Annual Report on Form 10-K.

Equipment Sales Agreement

The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998, (“Equipment Sales Agreement”) with Graham Engineering, a company controlled by the Graham Family Investors, who have a 15% ownership interest in the Company. The Equipment Sales Agreement terminated on December 31, 2007. Under the Equipment Sales Agreement, Graham Engineering provided the Company with certain sizes of wheels used in extrusion blow molding, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. The Company received equipment and related services of $1.3 million, $11.0 million and $10.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Partnership Agreements

The Operating Company Partnership Agreement

The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994, as a limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) Investor LP agreed to a recapitalization of Holdings (the “Recapitalization”). Upon the closing of the Recapitalization, the name of the Operating Company was changed to “Graham Packaging Company, L.P.” The Operating Company will continue until its dissolution and winding up in accordance with the terms of the Operating Company Partnership Agreement (as defined herein).

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

The Holdings Partnership Agreement

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989, as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to “Graham Packaging Company.” Upon the closing of the Recapitalization, the name of Holdings was changed to “Graham Packaging Holdings Company.” Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined herein).

As contemplated by the Recapitalization Agreement, the Graham Family Investors (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham GP Corp., Investor LP and Investor GP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partners of the partnership are Investor GP and Graham GP Corp. The limited partners of the partnership are GPC Holdings, L.P., Investor LP and Roger M. Prevot.

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

Annual Fee. The Holdings Partnership Agreement provides that, so long as the Graham Family Investors and their affiliates do not sell more than two-thirds of their partnership interests owned at the time of the Recapitalization, Holdings will pay to Graham Family Growth Partnership an annual fee of $1.0 million. In addition, pursuant to the Monitoring Agreement (as defined herein), the Graham Entities will receive a monitoring fee equal to $1.0 million per annum, and will be reimbursed for certain out-of-pocket expenses.

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

Affiliate Transactions. Holdings may not enter into any transaction with any partner or any of its affiliates unless the terms thereof are believed by the general partners to be in the best interests of Holdings and are intrinsically fair to Holdings and equally fair to each of the partners; provided that, Holdings may perform and comply with the Recapitalization Agreement, the Equipment Sales Agreement and the Monitoring Agreement.

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

Management Services Arrangements

Affiliates of the Graham Family Investors and the Blackstone Investors have supplied management services to us since 1998. We have recorded $2.0 million of expense for management services provided by affiliates of the Graham Family Investors for each of the years ended December 31, 2008, 2007 and 2006, including the annual fee paid pursuant to the Holdings Partnership Agreement and the Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Holdings, the Operating Company, the Blackstone Investors and the Graham Family Investors (the “Monitoring Agreement”). We have recorded $3.2 million, $3.3 million and $3.1 million of expense for management services provided by affiliates of the Blackstone Investors for the years ended December 31, 2008, 2007 and 2006, respectively, including the annual fee paid pursuant to the Monitoring Agreement.

Both the Blackstone Investors and the Graham Family Investors also are reimbursed for reasonable out-of-pocket expenses. In the future, an affiliate or affiliates of the Blackstone Investors may receive customary fees for advisory and other services rendered to us. If such services are rendered in the future, the fees will be negotiated from time to time on an arm’s length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

Loans to Management

At December 31, 2008, we had loans outstanding to certain current and former management employees of the Company of $2.1 million for the purchase of shares of Investor LP, including loans to each of Ashok Sudan, George M. Lane and Dave W. Cargile of $0.1 million and Roger M. Prevot of $0.7 million. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans.

Related Persons Transaction Policy

We do not currently have a formal, written policy for the review, approval or ratification of transactions with related persons.

Independence of Directors of Investor GP

We have not made a determination as to the independence of the directors of Investor GP, the managing general partner of the Company.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by the independent auditor, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”):

	2008	2007
	(In thousands)
Audit fees (a)	$2,866	$2,864
Audit-related fees (b)	1,125	123
Tax fees (c)	286	450
All other fees	13	—

Total	$4,290	$3,437

(a)	Fees for audit services billed in 2008 and 2007 consisted of the following:

•	Audit of the Company’s annual financial statements

•	Reviews of the Company’s quarterly financial statements

•	Statutory and regulatory audits

(b)	Fees for audit-related services billed in 2008 and 2007 consisted of the following:

•	Employee benefit plan audits

•	Agreed-upon procedures engagements

•	Acquisition due diligence

(c)	Fees for tax services billed in 2008 and 2007 consisted of tax compliance and tax planning and advice.

Investor GP, the managing general partner of Holdings, has delegated various audit committee functions to the Audit Committee of the Advisory Committee. In connection with that delegation, the Audit Committee considered the nature of the services provided by Deloitte and, along with Investor GP, determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. Investor GP required that all services performed by Deloitte are pre-approved prior to the services being performed. During 2008, all services were pre-approved.

There were no requests for audit, audit-related, tax and other services not contemplated on the list submitted and approved by Investor GP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the Report:

(1)	Financial Statements:

See Index to Financial Statements in Item 8 of this Report.

(2)	Financial Statement Schedules:

The following Financial Statement Schedules are included herein:

Schedule I – Graham Packaging Holdings Company Condensed Financial Statements

Schedule II – Valuation and Qualifying Accounts

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

The financial statements included in this annual report are listed under “Item 8. Financial Statements and Supplementary Data.” All exhibits filed with this annual report are listed in (3) below.

(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit
2.1	Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 9, 2008 (File No. 333-53603-03)).

2.2	First Amendment to Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 28, 2009 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Form of 8 1/2% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4	Form of 9 7/8% Series Senior Subordinated Note due 2014 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings

Exhibit Number	Description of Exhibit
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

10.2	Equipment Sales, Services and License Agreement dated February 2, 1998, between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.3	Registration Rights Agreement, dated as of February 2, 1998, by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.4	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 8, 2005 (File No. 333-125173-02)).

10.5	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.7**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A filed by the Company on July 31, 1998 (File No. 333-53603-03)).

10.8**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.9**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.10**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit
10.11**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.12**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.13**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.14**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.15	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.16	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.17	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.18**	Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

10.19**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit

Exhibit Number		Description of Exhibit
10.1 to the Current Report on Form 8-K filed by the Company on February 6, 2008 (File No. 333-53603-03)).

10.20**		2008 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.21**		Side Agreement to employment agreement between Graham Packaging Company, L.P. and Roger Prevot dated April 21, 2008 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.22**		Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).

10.23**		Letter Agreement, dated December 18, 2008, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 19, 2008 (File No. 333-53603-03)).

10.24**/*		Form of Amended and Restated Option Unit Agreement.

21.1*		Subsidiaries of Graham Packaging Holdings Company.

31.1*		Certification required by Rule 15d-14(a).

31.2*		Certification required by Rule 15d-14(a).

32.1*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	-	Filed herewith.

**	-	Indicates a management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: March 10, 2009

GRAHAM PACKAGING HOLDINGS COMPANY (Registrant)

By:	/s/ William E. Hennessey
Name:	William E. Hennessey
Title:	Vice President and Corporate Controller
(chief accounting officer and duly authorized officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 10th day of March, 2009 by the following persons on behalf of the registrant and in the capacities indicated below:

Signature	Title

/s/ Mark S. Burgess	Chief Executive Officer of Graham Packaging Company, L.P. (principal executive officer and principal financial officer)
Mark S. Burgess

/s/ William E. Hennessey	Vice President, Corporate Controller of Graham Packaging Company, L.P. (principal accounting officer)
William E. Hennessey

/s/ Chinh E. Chu

Director of BMP/Graham Holdings Corporation

(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant);

President, Treasurer and Assistant Secretary of Graham Packaging Holdings Company

Chinh E. Chu

/s/ James A. Quella	Director of BMP/Graham Holdings Corporation (the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)
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

EXHIBIT LIST

Exhibit Number	Description of Exhibit
2.1	Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 9, 2008 (File No. 333-53603-03)).

2.2	First Amendment to Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 28, 2009 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Form of 8 1/2% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.4	Form of 9 7/8% Series Senior Subordinated Note due 2014 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.2	Equipment Sales, Services and License Agreement dated February 2, 1998, between Graham Engineering Corporation and Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit
10.3	Registration Rights Agreement, dated as of February 2, 1998, by and among Graham Packaging Company, L.P., GPC Capital Corp. II, Graham Capital Corporation, Graham Family Growth Partnership, BCP /Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.4	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4/A filed by the Company on July 8, 2005 (File No. 333-125173-02)).

10.5	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.6	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation, Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.7**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A filed by the Company on July 31, 1998 (File No. 333-53603-03)).

10.8**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.9**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.10**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.11**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.12**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Roger M. Prevot (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 filed by GPC Capital Corp. II on July 10, 2002 (File No. 333-89022)).

10.13**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings

Exhibit Number	Description of Exhibit
Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.14**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.15	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.16	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.17	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.18**	Form of Separation Agreement, dated as of December 3, 2006, between Graham Packaging Holdings Company and Philip R. Yates (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on December 7, 2006 (File No. 333-53603-03)).

10.19**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 6, 2008 (File No. 333-53603-03)).

10.20**	2008 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.21**	Side Agreement to employment agreement between Graham Packaging Company, L.P. and Roger Prevot dated April 21, 2008 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.22**	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008

Exhibit Number	Description of Exhibit
Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).

10.23**	Letter Agreement, dated December 18, 2008, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 19, 2008 (File No. 333-53603-03)).

10.24**/*	Form of Amended and Restated Option Unit Agreement.

21.1*	Subsidiaries of Graham Packaging Holdings Company.

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* -	Filed herewith.

** -	Indicates a management contract or compensatory plan arrangement.

SCHEDULE I

GRAHAM PACKAGING HOLDINGS COMPANY

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands)

	December 31,
BALANCE SHEETS	2008	2007
Assets:
Current assets	$—	$—
Other non-current assets	—	—

Total assets	$—	$—

Liabilities and partners’ capital (deficit):
Current liabilities	$—	$—
Investment in subsidiary	772,236	600,308
Net intercompany	187,089	187,089

Total liabilities	959,325	787,397
Partners’ capital (deficit)	(959,325)	(787,397)

Total liabilities and partners’ capital	$—	$—

	Year Ended December 31,
STATEMENTS OF OPERATIONS	2008	2007	2006
Equity in loss of subsidiaries	$(57,277)	$(206,052)	$(120,376)

Net loss	$(57,277)	$(206,052)	$(120,376)

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2008	2007	2006
Operating activities:
Net loss	$(57,277)	$(206,052)	$(120,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	57,277	206,052	120,376

Net cash provided by operating activities	—	—	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—

See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

SCHEDULE II

GRAHAM PACKAGING HOLDINGS COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2008
Allowance for doubtful accounts	$5,734	$1,298	$580	$6,452
Allowance for inventory losses	6,966	3,593	4,077	6,482

Year ended December 31, 2007
Allowance for doubtful accounts	$6,299	$—	$565	$5,734
Allowance for inventory losses	5,505	2,776	1,315	6,966

Year ended December 31, 2006
Allowance for doubtful accounts	$11,272	$662	$5,635	$6,299
Allowance for inventory losses	4,451	1,132	78	5,505