Form 10-Q
period 2009-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2009-05-04
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,187	$43,879
Accounts receivable, net	231,807	233,734
Inventories	189,889	224,361
Deferred income taxes	2,856	2,829
Prepaid expenses and other current assets	50,912	57,248

Total current assets	611,651	562,051
Property, plant and equipment, net	1,046,402	1,060,594
Intangible assets, net	44,867	46,258
Goodwill	289,639	293,360
Other non-current assets	43,127	44,587

Total assets	$2,035,686	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$33,883	$56,899
Accounts payable	156,087	100,778
Accrued expenses and other current liabilities	197,169	192,207
Deferred revenue	37,152	34,646

Total current liabilities	424,291	384,530
Long-term debt	2,435,886	2,442,339
Deferred income taxes	19,549	19,669
Other non-current liabilities	117,061	119,637
Commitments and contingent liabilities (see Notes 14 and 15)
Partners’ capital (deficit):
General partners	(43,434)	(44,372)
Limited partners	(830,292)	(848,307)
Notes and interest receivable for ownership interests	(2,092)	(2,060)
Accumulated other comprehensive income	(85,283)	(64,586)

Total partners’ capital (deficit)	(961,101)	(959,325)

Total liabilities and partners’ capital (deficit)	$2,035,686	$2,006,850

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net sales	$566,403	$669,402
Cost of goods sold	473,077	576,299

Gross profit	93,326	93,103
Selling, general and administrative expenses	28,407	32,937
Asset impairment charges	1,576	15
Net loss on disposal of property, plant and equipment	1,495	146

Operating income	61,848	60,005
Interest expense	39,716	50,834
Interest income	(224)	(149)
Other income, net	(568)	(821)

Income before income taxes	22,924	10,141
Income tax provision	4,160	6,384

Net income	$18,764	$3,757

Net income allocated to general partners	$938	$188
Net income allocated to limited partners	$17,826	$3,569

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating activities:
Net income	$18,764	$3,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,792	43,781
Amortization of debt issuance fees	2,564	2,589
Net loss on disposal of property, plant and equipment	1,495	146
Pension expense	1,217	627
Asset impairment charges	1,576	15
Unrealized loss on termination of cash flow hedge accounting	2,011	—
Stock compensation expense	189	1,318
Foreign currency transaction loss (gain)	855	(461)
Interest on receivable for ownership interests	(32)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(3,621)	(30,919)
Inventories	31,275	10,715
Prepaid expenses and other current assets	4,610	7,313
Other non-current assets	(2,138)	(1,171)
Accounts payable and accrued expenses	62,701	14,290
Pension contributions	(690)	(200)
Other non-current liabilities	936	4,628

Net cash provided by operating activities	160,504	56,398

Investing activities:
Cash paid for property, plant and equipment	(37,139)	(35,762)
Proceeds from sale of property, plant and equipment	236	317

Net cash used in investing activities	(36,903)	(35,445)

Financing activities:
Proceeds from issuance of long-term debt	9,510	127,110
Payment of long-term debt	(38,924)	(133,626)

Net cash used in financing activities	(29,414)	(6,516)

Effect of exchange rate changes on cash and cash equivalents	(1,879)	43

Increase in cash and cash equivalents	92,308	14,480
Cash and cash equivalents at beginning of period	43,879	18,314

Cash and cash equivalents at end of period	$136,187	$32,794

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$31,022	$36,534
Cash paid for income taxes (net of refunds)	2,051	2,947
Non-cash investing activities:
Accruals for purchases of property, plant and equipment	18,547	15,564

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2008, is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company adopted SFAS 160 effective January 1, 2009, and the adoption had no impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted SFAS 161 effective January 1, 2009 (see Note 12).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

In April 2008, the FASB issued Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions, after the effective date. The Company adopted FSP 142-3 effective January 1, 2009, and the adoption had no impact on its financial statements.

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

Derivatives

During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into four interest rate swap agreements which become effective in August 2009, under which the Company will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” until January 2009 when the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements is being recognized as interest expense over the period in which the underlying previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from this date are also being recognized as interest expense.

The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for the Company’s interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income (loss) for the three months ended March 31, 2009. The change in fair value on the effective portion of the Company’s interest rate cash flow hedges for the three months ended March 31, 2008, was recorded in other comprehensive income (loss) and was an unrealized loss of $3.9 million. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2009, 48% is expected to be recognized in interest expense in the next twelve months.

During 2009, the Company entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling; the contract expires within the next six months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined in SFAS 133. During 2009, the Company also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; the contracts expire within the next six months. These foreign currency exchange contracts were not designated as hedges under SFAS 133.

With respect to the cash flow hedges, the Company routinely considers the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. The Company has considered the recent market events in

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

determining the impact, if any, of counterparty default on its cash flow hedges. The cash flow hedges that the Company currently has are with major banking institutions that have not, in management’s opinion, been significantly impacted by the current market conditions. Accordingly, the Company has concluded that the likelihood of counterparty default is remote.

Comprehensive Income

Included in other comprehensive income (loss) and added to net income to determine total comprehensive income (loss) are the following:

•	changes in fair value of derivatives designated and accounted for as cash flow hedges;

•	amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements;

•	amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans; and

•	foreign currency translation adjustments.

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

A summary of the changes in the unit options outstanding under the option plans for the three months ended March 31, 2009, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	1,310.1	$31,976
Granted	—	—
Exercised	—	—
Forfeited (1)	(120.8)	26,135

Outstanding at March 31, 2009	1,189.3	$32,569	7.9	$0.5

Vested or expected to vest	1,036.9	$33,127	7.8	$0.3
Exercisable at March 31, 2009	691.3	$32,276	7.7	$0.3

(1)	Pursuant to the employment agreement effective December 4, 2006, for Warren D. Knowlton, the Company’s former Chief Executive Officer and current Executive Chairman, Mr. Knowlton received an option (the “Performance Option”) to purchase 147.9 limited partnership interests in Holdings that vests upon (A) the Blackstone Investors’ (as defined herein) sale of their entire interest in the Company and (B) the attainment of certain financial performance goals established by the Company. Seventy-five percent, or 110.9, of the limited partnership interests in Holdings subject to Mr. Knowlton’s Performance Option were forfeited automatically when Mr. Knowlton ceased to be Chief Executive Officer of the Company. These 110.9 options are reflected as “forfeited” in the table above.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

2. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $5.8 million and $6.5 million at March 31, 2009, and December 31, 2008, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3. Concentration of Credit Risk

For the three months ended March 31, 2009 and 2008, 73.1% and 71.8% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, the Company’s largest customer, were 12.9% and 15.3% of total sales for the three months ended March 31, 2009 and 2008, respectively. All of these sales were made in North America.

The Company had $145.0 million and $141.8 million of accounts receivable from its top twenty customers as of March 31, 2009, and December 31, 2008, respectively. The Company had $23.4 million and $16.9 million of accounts receivable from PepsiCo as of March 31, 2009, and December 31, 2008, respectively.

4. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods	$122,899	$144,394
Raw materials	66,990	79,967

Total	$189,889	$224,361

5. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives (in years)	March 31, 2009	December 31, 2008
		(In thousands)
Land		$38,619	$39,424
Buildings and improvements	7-31.5	227,529	225,467
Machinery and equipment	3-15	1,299,133	1,314,791
Molds and tooling	3-5	277,764	273,312
Construction in progress		84,341	68,263

Property, plant and equipment		1,927,386	1,921,257
Less: accumulated depreciation and amortization		880,984	860,663

Property, plant and equipment, net		$1,046,402	$1,060,594

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended March 31, 2009 and 2008, was $36.9 million and $42.1 million, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the three months ended March 31, 2009 and 2008, was $0.9 million and $1.3 million, respectively.

The Company closed its plant located in Edison, New Jersey in the first half of 2008. The land and buildings at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2009, and December 31, 2008.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2009, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$23,335	$(6,470)	$16,865	10 years
Customer relationships	32,565	(4,713)	27,852	16 years
Non-compete agreement	1,500	(1,350)	150	5 years

Total	$57,400	$(12,533)	$44,867

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2008, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$23,018	$(5,869)	$17,149	10 years
Customer relationships	33,340	(4,507)	28,833	16 years
Licensing agreements	601	(550)	51	1 year
Non-compete agreements	1,500	(1,275)	225	5 years

Total	$58,459	$(12,201)	$46,258

Amortization expense for the three months ended March 31, 2009 and 2008, was $1.3 million and $1.4 million, respectively. Remaining estimated aggregate amortization expense for 2009 is $3.6 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2010	$4,600
2011	4,500
2012	4,500
2013	4,300
2014	3,900

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

7. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2008	$277,499	$15,826	$35	$293,360
Foreign currency translation adjustments	(1,371)	(2,348)	(2)	(3,721)

Balance at March 31, 2009	$276,128	$13,478	$33	$289,639

8. Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in the United States for the three months ended March 31, 2009. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.6 million for the three months ended March 31, 2009.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accrued employee compensation and benefits	$55,795	$65,460
Accrued interest	37,088	32,969
Accrued sales allowance	27,598	27,425
Other	76,688	66,353

	$197,169	$192,207

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 112 of whom were terminated by March 31, 2009. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2010. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 59 employees. All of the cash payments for these termination benefits have made as of March 31, 2009. The Company also recognized severance expense in France of $1.9 million (reflected in selling, general and administrative expenses) in 2007, and reduced the accrual in 2008 and 2009 by $0.3 million and $0.2 million, respectively, related to the severing of 12 employees. All of the cash payments for these termination benefits have been made as of March 31, 2009.

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 46 employees. All of the cash payments for these termination benefits have been made as of March 31, 2008. The Company also recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. Substantially all of the cash payments for these termination benefits are expected to be made by December 31, 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

For the year ended December 31, 2005, the Company recognized severance expense in the United States of $2.3 million (reflecting in selling, general and administrative expenses) related to the severing of 16 employees. All of the cash payments for these termination benefits have been made as of March 31, 2008. The Company also recognized severance expense in France of $3.8 million (reflected in cost of goods sold) related to the severing of 37 employees. All of the cash payments for these termination benefits have been made as of September 30, 2008.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. At March 31, 2009, $0.1 million of the consolidated balance was included in other non-current liabilities and the remainder was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2008	$4,662	$2,126	$6,788
Charged to expense during the year	3,545	86	3,631
Payments during the year	(5,064)	(1,498)	(6,562)
Foreign currency translation adjustments	—	36	36
Other adjustments	(126)	(589)	(715)

Balance at December 31, 2008	3,017	161	3,178
Payments during the period	(772)	—	(772)
Foreign currency translation adjustments	—	(12)	(12)
Other adjustments	(19)	(149)	(168)

Balance at March 31, 2009	$2,226	$—	$2,226

10. Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Term loan	$1,814,687	$1,842,188
Revolver	—	—
Foreign and other revolving credit facilities	2,551	2,455
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	19,870	21,427
Other	7,661	8,168

	2,469,769	2,499,238
Less amounts classified as current	33,883	56,899

Total	$2,435,886	$2,442,339

The Company’s credit agreement consists of a senior secured term loan to the Operating Company in an aggregate principal amount of $1,814.7 million outstanding as of March 31, 2009 (the “Term Loan” or “Term Loan Facility”), and a $250.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $41.6 million (including the excess cash flow payment of $22.8 million due for the year ended December 31, 2008, paid in March 2009) in 2009, $18.7 million in 2010 and approximately $1,781.9 million in 2011 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

2011. The Revolver expires on October 7, 2010. Availability under the Revolver as of March 31, 2009, was $237.6 million (as reduced by $12.4 million of outstanding letters of credit). Interest under the Credit Agreement is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. A commitment fee of 0.50% is due on the unused portion of the Revolver. In addition, the Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2009, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of March 31, 2009, and December 31, 2008, the Company had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

11. Fair Value Measurement

On January 1, 2008, the Company adopted SFAS 157, which established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$57	$—
Liabilities:
Interest rate collar agreements	$—	$5,103	$—
Interest rate swap agreements	—	17,878	—
Foreign currency exchange contracts	—	16	—
Natural gas swap agreements	—	235	—

The fair values of the Company’s derivative financial instruments are observable at commonly quoted intervals for the full term of the derivatives and therefore considered level 2 inputs.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

12. Financial Instruments

The Company’s business and activities expose it to a variety of market risks, including risks related to changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. As part of its market risk management strategy, the Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in interest rates, foreign currency exchange rates and commodity prices.

Cash Flow Hedges

The Company’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the Company’s borrowings and to manage the interest rate sensitivity of its debt.

The Company uses foreign currency exchange contracts as hedges against payments of intercompany balances and anticipated purchases denominated in foreign currencies. The Company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.

The Company’s energy risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas prices.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing hedge ineffectiveness, if any, are recognized in current earnings.

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements.

During the first quarter of 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives are recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The notional amounts of the Company’s derivative instruments outstanding as of March 31, 2009, were as follows:

Notional Amount
(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$1,195
Natural gas swap agreements	455

Total derivatives designated as hedges	$1,650

Derivatives not designated as hedges:
Interest rate collar agreements	$385,000
Interest rate swap agreements	350,000
Foreign currency exchange contracts	1,815

Total derivatives not designated as hedges	$736,815

The fair values of the Company’s derivative instruments outstanding as of March 31, 2009, were as follows:

	Balance Sheet Location	Fair Value
		(In thousands)
Asset derivatives:
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$57

Total derivatives not designated as hedges		57

Total asset derivatives		$57

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$16
Natural gas swap agreements	Accrued expenses and other current liabilities	235

Total derivatives designated as hedges		251

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	5,103
Interest rate swap agreements	Accrued expenses and other current liabilities	5,845
Interest rate swap agreements	Other non-current liabilities	12,033

Total derivatives not designated as hedges		22,981

Total liability derivatives		$23,232

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The gains and losses on the Company’s derivative instruments during the three months ended March 31, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion)	Income Statement Classification	Amount of Gain or (Loss) Recognized in Income
	(In thousands)		(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$251		$—
Natural gas swap agreements	15		—

Total derivatives designated as hedges	266		—

Derivatives not designated as hedges:
Interest rate collar agreements		Interest expense	(276)
Interest rate swap agreements		Interest expense	(1,735)
Foreign currency exchange contracts		Other income, net	57

Total derivatives not designated as hedges			(1,954)

Total derivatives	$266		$(1,954)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

13. Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the three months ended March 31, 2009, the valuation allowance decreased by $11.3 million, primarily as a result of changes in deferred income tax assets associated with utilization of net operating losses due to first quarter earnings.

The Company had $9.3 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of March 31, 2009. For the three months ended March 31, 2009, the Company recorded a net decrease in UTB of $1.2 million, exclusive of interest and penalties. Offsetting long-term deferred income tax assets at March 31, 2009, were $0.7 million. As of March 31, 2009, the Company had recorded additional UTB of $5.9 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $8.7 million of UTB at March 31, 2009, if recognized, would impact the Company’s effective tax rate.

14. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $12.3 million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively.

Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone Management Partners III L.L.C., respectively. See Note 20 for further discussion of the Company’s obligations under these monitoring agreements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

15. Contingencies and Legal Proceedings

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

16. Condensed Guarantor Data

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

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2009, and December 31, 2008, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$109,720	$1	$26,466	$—	$—	$136,187
Accounts receivable, net	—	71,683	93,027	67,097	—	—	231,807
Inventories	—	67,664	76,005	46,220	—	—	189,889
Deferred income taxes	—	—	—	2,856	—	—	2,856
Prepaid expenses and other current assets	—	7,152	24,661	19,099	—	—	50,912

Total current assets	—	256,219	193,694	161,738	—	—	611,651
Property, plant and equipment, net	—	442,279	377,090	227,033	—	—	1,046,402
Intangible assets, net	—	6,915	33,703	4,249	—	—	44,867
Goodwill	—	8,821	235,924	44,894	—	—	289,639
Net intercompany	—	1,120,951	—	—	—	(1,120,951)	—
Investment in subsidiaries	—	76,911	218,316	—	—	(295,227)	—
Other non-current assets	—	37,527	211	5,389	—	—	43,127

Total assets	$—	$1,949,623	$1,058,938	$443,303	$—	$(1,416,178)	$2,035,686

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$24,309	$296	$9,278	$—	$—	$33,883
Accounts payable	—	69,956	52,398	33,733	—	—	156,087
Accrued expenses and other current liabilities	—	104,497	42,733	49,939	—	—	197,169
Deferred revenue	—	18,375	12,921	5,856	—	—	37,152

Total current liabilities	—	217,137	108,348	98,806	—	—	424,291
Long-term debt	—	2,434,495	506	885	—	—	2,435,886
Deferred income taxes	—	171	7,505	11,873	—	—	19,549
Other non-current liabilities	—	71,832	22,339	22,890	—	—	117,061
Investment in subsidiaries	774,012	—	—	—	—	(774,012)	—
Net intercompany	187,089	—	890,136	43,726	—	(1,120,951)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(961,101)	(774,012)	30,104	265,123	—	478,785	(961,101)

Total liabilities and partners’ capital (deficit)	$—	$1,949,623	$1,058,938	$443,303	$—	$(1,416,178)	$2,035,686

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$243,952	$228,098	$111,760	$—	$(17,407)	$566,403
Cost of goods sold	—	207,616	191,743	91,125	—	(17,407)	473,077

Gross profit	—	36,336	36,355	20,635	—	—	93,326
Selling, general and administrative expenses	—	11,836	10,499	6,072	—	—	28,407
Asset impairment charges	—	853	723	—	—	—	1,576
Net loss on disposal of property, plant and equipment	—	632	843	20	—	—	1,495

Operating income	—	23,015	24,290	14,543	—	—	61,848
Interest expense, net	—	23,017	15,564	911	—	—	39,492
Other (income) expense, net	—	(11,888)	(2,926)	(608)	—	14,854	(568)
Equity in earnings of subsidiaries	(18,764)	(7,447)	(4,946)	—	—	31,157	—

Income (loss) before income taxes	18,764	19,333	16,598	14,240	—	(46,011)	22,924
Income tax provision	—	569	178	3,413	—	—	4,160

Net income (loss)	$18,764	$18,764	$16,420	$10,827	$—	$(46,011)	$18,764

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$294,413	$263,725	$136,991	$—	$(25,727)	$669,402
Cost of goods sold	—	248,616	236,302	117,108	—	(25,727)	576,299

Gross profit	—	45,797	27,423	19,883	—	—	93,103
Selling, general and administrative expenses	—	13,268	11,942	7,727	—	—	32,937
Asset impairment charges	—	3,262	(3,507)	260	—	—	15
Net (gain) loss on disposal of property, plant and equipment	—	(814)	985	(25)	—	—	146

Operating income	—	30,081	18,003	11,921	—	—	60,005
Interest expense, net	—	30,290	18,844	1,551	—	—	50,685
Other expense (income), net	—	107	(658)	(270)	—	—	(821)
Equity in earnings of subsidiaries	(3,757)	(4,431)	(1,349)	—	—	9,537	—

Income (loss) before income taxes	3,757	4,115	1,166	10,640	—	(9,537)	10,141
Income tax provision	—	358	195	5,831	—	—	6,384

Net income (loss)	$3,757	$3,757	$971	$4,809	$—	$(9,537)	$3,757

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$—	$63,370	$74,608	$37,380	$—	$(14,854)	$160,504

Investing activities:
Net cash paid for property, plant and equipment	—	(16,165)	(13,642)	(7,096)	—	—	(36,903)
Acqusition of/investment in a business, net of cash acquired	—	—	(1,582)	(12,928)	—	14,510	—
Intercompany investing activities	—	(18,461)	(77,774)	—	—	96,235

Net cash (used in) provided by investing activities	—	(34,626)	(92,998)	(20,024)	—	110,745	(36,903)

Financing activities:
Proceeds from issuance of long-term debt	—	2,489	—	7,021	—	—	9,510
Payment of long-term debt	—	(31,484)	(71)	(7,369)	—	—	(38,924)
Intercompany financing activities	—	74,674	18,461	3,100	—	(96,235)	—

Net cash provided by (used in) financing activities	—	45,679	18,390	2,752	—	(96,235)	(29,414)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,223)	—	344	(1,879)

Increase in cash and cash equivalents	—	74,423	—	17,885	—	—	92,308
Cash and cash equivalents at beginning of period	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of period	$—	$109,720	$1	$26,466	$—	$—	$136,187

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

17. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$18,764	$3,757
Changes in fair value of derivatives designated and accounted for as cash flow hedges, net of tax of $0 for both periods presented in 2009 and 2008	266	(3,310)
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements, net of tax of $0 for both periods presented in 2009 and 2008	1,608	—
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of a tax provision of $9 and $0 for the three months ended March 31, 2009 and 2008, respectively	631	283
Currency translation adjustments, net of a tax benefit of $376 and a tax provision of $190 for the three months ended March 31, 2009 and 2008, respectively	(23,202)	13,881

Comprehensive income (loss)	$(1,933)	$14,611

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

18. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2009 and 2008, and as of March 31, 2009, and December 31, 2008, representing the reportable segments currently utilized by the chief operating decision maker, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2009	$488,497	$60,932	$17,149	$(175)	$566,403
	Three months ended March 31, 2008	573,123	76,610	20,105	(436)	669,402

Operating income (loss)	Three months ended March 31, 2009	$53,964	$9,660	$(1,776)	$—	$61,848
	Three months ended March 31, 2008	53,508	5,980	517	—	60,005

Depreciation and	Three months ended March 31, 2009	$32,742	$4,923	$1,127	$—	$38,792
amortization	Three months ended March 31, 2008	36,899	5,646	1,236	—	43,781

Asset impairment charges	Three months ended March 31, 2009	$1,576	$—	$—	$—	$1,576
	Three months ended March 31, 2008	15	—	—	—	15

Interest expense, net	Three months ended March 31, 2009	$38,588	$389	$515	$—	$39,492
	Three months ended March 31, 2008	49,323	662	700	—	50,685

Other expense (income), net	Three months ended March 31, 2009	$1,229	$(174)	$(1,623)	$—	$(568)
	Three months ended March 31, 2008	(308)	(188)	(325)	—	(821)

Income tax provision (benefit)	Three months ended March 31, 2009	$1,595	$3,135	$(570)	$—	$4,160
	Three months ended March 31, 2008	3,865	2,312	207	—	6,384

Identifiable assets (b) (c) (d)	As of March 31, 2009	$870,145	$135,802	$40,455	$—	$1,046,402
	As of December 31, 2008	870,493	151,436	38,665	—	1,060,594

Goodwill	As of March 31, 2009	$276,128	$13,478	$33	$—	$289,639
	As of December 31, 2008	277,499	15,826	35	—	293,360

Cash paid for property,	Three months ended March 31, 2009	$30,104	$3,680	$3,355	$—	$37,139
plant and equipment	Three months ended March 31, 2008	25,941	7,239	2,582	—	35,762

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Poland	$12.2	$16.1
France	10.1	15.7
Rotselaar (Belgium)	13.1	13.5
Spain	9.2	9.7

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Poland	$29.4	$37.7
France	19.0	20.1
Rotselaar (Belgium)	29.5	31.1
Spain	25.0	27.6

(c)	The Company’s net sales for North America include sales in Mexico which totaled $30.2 million and $34.1 million for the three months ended March 31, 2009 and 2008, respectively. Identifiable assets in Mexico totaled $49.2 million and $51.6 million as of March 31, 2009, and December 31, 2008, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Food and Beverage	$355,371	$416,700
Household	103,446	124,317
Automotive Lubricants	63,834	82,106
Personal Care/Specialty	43,752	46,279

Total Net Sales	$566,403	$669,402

19. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$572	$704
Interest cost	1,491	1,415
Expected return on plan assets	(1,419)	(1,683)
Net amortization and deferral of prior service costs	591	218
Employee contributions	(18)	(27)

Net periodic pension cost	$1,217	$627

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $6.7 million to its pension plans in 2009. This amount has been adjusted to $4.0 million as a result of the recently passed Workers, Retiree and Employer Recovery Act of 2008. In addition, on April 1, 2009, the Company made a voluntary contribution of $12.7 million to its U.S. defined benefit plans to maintain specific funding target percentages. As of March 31, 2009, $0.7 million of contributions to its pension plans have been made and the Company expects to make an additional $3.3 million of contributions in the remainder of 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The Company recognized $1.8 million and $2.1 million of expense for its 401(k) plans in the first quarter of 2009 and 2008, respectively.

20. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.3 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. The Graham Family Investors and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded $1.3 million of expense for these services for each of the three month periods ended March 31, 2009 and 2008. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

At March 31, 2009, the Company had loans outstanding to certain current and former management employees of the Company for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.1 million as of each of March 31, 2009, and December 31, 2008, are reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

On behalf of Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (the “Blackstone Investors”), the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Company on January 5, 2007, for its repurchase of all of their outstanding partnership units, pursuant to separation agreements dated as of December 3, 2006. As a result of these payments, the Blackstone Investors became the owners of the partnership units and owe the Company $4.2 million. This receivable is reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

21. Environmental Matters

As a result of the Company closing its Edison, New Jersey plant, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of evaluating and implementing its obligations under ISRA regarding the Edison facility. Currently, the Company cannot reliably determine the extent of any obligations it may have with respect to this site under ISRA, or the impact that any ISRA obligations may have on its selling the property.

22. Pending Transaction

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including GPC Capital Corp. II (“CapCo II”), entered into an Equity Purchase Agreement with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions, HACI’s stockholders would acquire a majority of the outstanding common stock of CapCo II and CapCo II would own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

The Transaction would be reported as a business combination with HACI being deemed the accounting acquirer, as defined by SFAS 141(R). Additionally, the Transaction was structured to preserve the Company’s existing debt structure and management does

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2008. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of March 2009, we operated 82 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging.

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

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the industry’s continued conversion to plastic packaging, including the demand for containers for juices, juice drinks, nutritional beverages, sports drinks, enhanced waters, teas, yogurt drinks, snacks, beer and other food products. Much of the growth in this area in recent years has been in the sale of smaller sized containers. We believe we are a leader in the value-added segment for hot-fill polyethylene terephthalate (“PET”) juice containers. We also believe we are a leading participant in the rapidly growing markets for yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins.

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

As of March 31, 2009, we operated 28 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of a new plant in each of Brazil and the Netherlands.

For the three months ended March 31, 2009, 73.1% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 12.9% and 15.3% of total sales for the three months ended March 31, 2009 and 2008, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on industry data, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
PET	$0.67	$0.88
HDPE	$0.60	$0.85

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

Holdings and Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary (the “Operating Company”), as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. Our foreign operations are subject to tax in their local jurisdictions.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2009		2008
	(Dollars in millions)
North America	$488.3	86.2%	$572.8	85.6%
Europe	60.9	10.8	76.5	11.4
South America	17.2	3.0	20.1	3.0

Total Net Sales	$566.4	100.0%	$669.4	100.0%

	Three Months Ended March 31,
	2009		2008
	(Dollars in millions)
Food and Beverage	$355.4	62.7%	$416.7	62.2%
Household	103.4	18.3	124.3	18.6
Automotive Lubricants	63.8	11.3	82.1	12.3
Personal Care/Specialty	43.8	7.7	46.3	6.9

Total Net Sales	$566.4	100.0%	$669.4	100.0%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$566.4	$669.4	(15.4)%
Cost of goods sold	473.1	576.3	(17.9)

Gross profit	93.3	93.1	0.2
% of net sales (1)	16.5%	13.9%
Selling, general and administrative expenses	28.4	33.0	(13.9)
% of net sales (1)	5.0%	4.9%
Asset impairment charges	1.6	—	>100.0
Net loss on disposal of property, plant and equipment	1.5	0.1	>100.0

Operating income	61.8	60.0	3.0
% of net sales (1)	10.9%	9.0%
Interest expense	39.7	50.8	(21.9)
Interest income	(0.2)	(0.2)	—
Other income, net	(0.6)	(0.8)	(25.0)
Income tax provision	4.1	6.4	(35.9)

Net income	$18.8	$3.8	>100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended March 31, 2009, decreased $103.0 million, or 15.4%, from the three months ended March 31, 2008. A large part of the decrease in sales was due to a decrease in resin costs which are passed through to customers, where the average market price per pound of PET in the U.S. decreased from $0.88 to $0.67 and the average market price per pound of HDPE in the U.S. decreased from $0.85 to $0.60. Additional contributions to the decrease in sales were the negative impact of changes in exchange rates of $28.9 million, lower unit volume of $49.1 million and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 5.6%.

On an operating segment basis, sales for the three months ended March 31, 2009, in North America decreased $84.5 million, or 14.8%, from the three months ended March 31, 2008, primarily due to a decrease in resin costs, the negative impact of changes in exchange rates, lower unit volume and price reductions. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $48.4 million, $18.6 million, $15.8 million and $1.7 million, respectively, to the decrease. Container units sold in North America decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 9.8%, 19.2% and 2.8%, and increased in the household product category by 2.4%, respectively.

Sales for the three months ended March 31, 2009, in Europe decreased $15.6 million, or 20.4%, from the three months ended March 31, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $13.9 million and a decrease in resin costs.

Sales for the three months ended March 31, 2009, in South America decreased $2.9 million, or 14.4%, from the three months ended March 31, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $4.2 million and a decrease in resin costs, partially offset by an increase in volume.

Gross Profit. Gross profit for the three months ended March 31, 2009, increased $0.2 million, or 0.2%, from the three months ended March 31, 2008. Gross profit for the three months ended March 31, 2009, was flat for North America, increased in Europe by $2.2 million and decreased in South America by $2.0 million, when compared to the three months ended March 31, 2008. Despite the reduction in container units sold, gross profit increased, in large part, because the sales volume decrease was primarily in lower margin containers. The decrease in volume, a strengthening of the U.S. dollar against the euro and other currencies of $7.5 million and price reductions referred to above were more than offset by the positive mix shift, ongoing productivity initiatives and lower depreciation and amortization expense of $4.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009, decreased $4.6 million, or 13.9%, from the three months ended March 31, 2008. The decrease was primarily due to a strengthening of the U.S. dollar against the euro and other currencies of $1.4 million, decreases in equity based compensation expense of $1.1 million, consulting expenses of $1.1 million and development expenses of $0.9 million and ongoing expense reduction efforts. The decrease in equity based compensation expense was primarily due to charges in the first quarter of 2008 to extend the term for certain options and for the granting of new options.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in the United States for the three months ended March 31, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted furture cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.6 million for the three months ended March 31, 2009.

Interest Expense. Interest expense for the three months ended March 31, 2009, decreased $11.1 million from the three months ended March 31, 2008. The decrease was primarily due to a decrease in interest rates (average 90-day LIBOR decreased from 3.3% for the three months ended March 31, 2008, to 1.5% for the three months ended March 31, 2009), partially offset by a net charge to expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $2.0 million.

Income Tax Provision. Income tax provision for the three months ended March 31, 2009, decreased $2.3 million from the three months ended March 31, 2008. The decrease primarily resulted from a reduction in unrecognized tax benefits of foreign subsidiaries, partially offset by increased profitability in several European and Mexican subsidiaries.

Net Income. Primarily as a result of the factors discussed above, net income was $18.8 million for the three months ended March 31, 2009, compared to net income of $3.8 million for the three months ended March 31, 2008.

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

We generally conduct business in our foreign operations in local currencies. We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $3.0 million and $10.2 million outstanding as of March 31, 2009, and December 31, 2008, respectively. Included in other income were foreign exchange gains of $0.6 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive loss by $23.2 million and increased comprehensive income by $13.9 million for the three months ended March 31, 2009 and 2008, respectively.

Derivatives

During 2007, we entered into two interest rate collar agreements, which became effective in January 2008, under which we purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, we entered into four interest rate swap agreements which become effective in August 2009, under which we will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” until January 2009 when we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of the interest rate collar agreements. We have therefore discontinued hedge accounting for our interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date we discontinued hedge accounting for our interest rate collar and swap agreements is being recognized as interest expense over the period in which the underlying previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from this date are being recognized as interest expense.

The fair value of the derivatives is determined from sources independent of us, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for our interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income (loss) for the three months ended March 31, 2009. The change in fair value on the effective portion of our interest rate cash flow hedges for the three months ended March 31, 2008, was recorded in other comprehensive income (loss) and was an unrealized loss of $3.9 million. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2009, 48% is expected to be recognized in interest expense in the next twelve months.

During 2009, we entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling; the contract expires within the next six months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined in SFAS 133. During 2009, we also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; the contracts expire within the next six months. These foreign currency exchange contracts were not designated as hedges under SFAS 133.

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

Liquidity and Capital Resources

In the three months ended March 31, 2009, we generated $160.5 million from operating activities and funded $36.9 million of investing activities and $29.4 million of financing activities. The cash generated from operating activities came primarily from our net income and reduction in working capital.

Our credit agreement consists of a senior secured term loan in an aggregate principal amount of $1,814.7 million outstanding as of March 31, 2009 (the “Term Loan” or “Term Loan Facility”), and a $250.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Agreement”). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loan is payable in quarterly installments and requires payments of $41.6 million (including the excess cash flow payment of $22.8 million due for the year ended December 31, 2008, paid in March 2009) in 2009, $18.7 million in 2010 and approximately $1,781.9 million in 2011 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan Facility is October 7, 2011. The Revolver expires on October 7, 2010. Availability under the Revolver as of March 31, 2009, was $237.6 million (as reduced by $12.4 million of outstanding letters of credit). We expect to fund scheduled debt repayments in 2009 and 2010 from cash flow from operations. It is our intent to refinance the Revolver in 2010 and refinance the Term Loan in 2011, but we cannot provide assurance that we will be able to do so on favorable terms. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions. As of March 31, 2009, we were in compliance with all covenants in the Credit Agreement.

As of March 31, 2009, we had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

At March 31, 2009, our total indebtedness was $2,469.8 million.

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

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loan. As of March 31, 2009, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended March 31, 2009
(In millions)
Net loss	$(42.3)
Interest income	(0.9)
Interest expense	169.2
Income tax provision	10.7
Depreciation and amortization	172.3

EBITDA	$309.0

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended March 31, 2009
(In millions)
EBITDA	$309.0
Asset impairment charges	105.5
Other non-cash charges (a)	9.6
Fees related to monitoring agreements (b)	5.0
Non-recurring items (c)	32.6

Covenant compliance EBITDA	$461.7

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.

(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	We are required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended March 31, 2009
(In millions)
Reorganization and other costs (i)	$21.4
Project startup costs (ii)	11.2

$32.6

(i)	Represents non-recurring costs related to employee severance, plant closures, professional fees associated with the potential acquisition (as further described in “ - Pending Transaction”), consulting expenses associated with restructuring of the business, the hurricanes of Gustav and Ike and other costs defined in the Credit Agreement.
(ii)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended March 31, 2009, the Operating Company’s covenant compliance EBITDA was $461.7 million and the senior secured debt to covenant compliance EBITDA ratio was 3.7x. Given the level of senior secured debt as of March 31, 2009, the Operating Company’s covenant compliance EBITDA could have fallen by $151.0 million to $310.7 million for the four quarters ended March 31, 2009, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.9x for the four quarters ended March 31, 2009.

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

Cash paid for property, plant and equipment for the three months ended March 31, 2009, was $37.1 million. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the maintenance capital expenditures are approximately $30 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

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

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $12.4 million as of each of March 31, 2009, and December 31, 2008.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At March 31, 2009, and December 31, 2008, we had sold $28.3 million and $29.9 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Environmental Matters

We are subject to potential loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our operating facilities. In the event a known environmental issue is identified we may incur substantial costs to comply with environmental laws and regulations. See Note 21 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

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

In December 2007, the FASB issued SFAS 141(Revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of our previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. We expect SFAS 141(R) will have an impact on accounting for future business combinations and on prospective changes, if any, of previously acquired tax assets and liabilities.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We adopted SFAS 161 effective January 1, 2009 (see Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

In April 2008, the FASB issued Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions, after the effective date. We adopted FSP 142-3 effective January 1, 2009, and the adoption had no impact on our financial statements.

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

Pending Transaction

On July 1, 2008, the Company’s partners (“Sellers”) and the Company, including GPC Capital Corp. II (“CapCo II”), entered into an Equity Purchase Agreement with Hicks Acquisition Company I, Inc. (“HACI”), a publicly traded special purpose acquisition company, pursuant to which, through a series of transactions, HACI’s stockholders would acquire a majority of the outstanding common stock of CapCo II and CapCo II would own, either directly or indirectly, 100% of the partnership interests of the Operating Company (the “Transaction”).

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

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2008. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2008.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,817.3 million and $1,846.1 million at March 31, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $1,554.1 million and $1,325.7 million at March 31, 2009, and December 31, 2008, respectively. Our fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $652.5 million and $653.1 million at March 31, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $461.9 million and $436.9 million at March 31, 2009, and December 31, 2008, respectively. Based on the outstanding amount of our variable-rate indebtedness at March 31, 2009, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $16.2 million, after taking into account the outstanding notional amount of our interest rate collar agreeements at March 31, 2009.

Derivatives

The following table presents information for our interest rate collar agreements, interest rate swap agreements, foreign currency exchange contracts and natural gas swap agreements. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	March 31, 2009	December 31, 2008
	(In thousands)
Interest rate collar agreements:
Notional amount	$385,000	$385,000
Fair value – liability	(5,103)	(6,436)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(17,878)	(16,142)
Foreign currency exchange contracts:
Notional amount	3,010	10,208
Fair value – asset (liability)	41	(240)
Natural gas swap agreements:
Notional amount	455	876
Fair value – liability	(235)	(250)

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 15 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed.

Item 5.	Other Information

Effective May 5, 2009, David Bullock has been appointed Chief Financial Officer of Holdings and the Operating Company. Prior to joining the Company, Mr. Bullock, age 45, served as Chief Operating Officer, as well as Executive Vice President and Chief Financial Officer, of UAP Holding Corporation, a distributor of agricultural-related products, from 2002 until 2008. Prior to this, Mr. Bullock was employed by FMC Corporation from 1995 until 2002. Mr. Bullock received his M.B.A. from Cornell University and a B.S. in Electrical Engineering from Lehigh University.

In connection with his appointment, Mr. Bullock has entered into an employment agreement (the “Employment Agreement”) with Holdings and the Operating Company effective May 5, 2009, for a three-year term which is renewed automatically for additional one-year periods unless terminated earlier by either party. Mr. Bullock’s compensation package includes an initial annual base salary of $420,000. Mr. Bullock is also eligible for an annual target bonus equal to his base salary based upon the achievement of the financial budget or other performance criteria established by the Advisory Committee in its sole discretion. Mr. Bullock will also receive a relocation package, including cash advances and the sale or purchase of a home pursuant to the Company’s relocation program. Mr. Bullock will also receive an allowance of $20,000 in connection with the program and reimbursement for the relocation of certain automobiles. In the event Mr. Bullock’s employment is terminated by the Company without cause or by Mr. Bullock for good reason before June 30, 2010 or June 30, 2011, Mr. Bullock will reimburse the Company for 100% or 50%, respectively, of the above relocation costs. If Mr. Bullock is terminated by the Company without cause, or Mr. Bullock resigns for good reason, Mr. Bullock, subject to compliance with a standard non-competition and release agreement, will receive an amount equal to the sum of his base salary and annual target bonus, payable over a period of 12 months, and the continuation of customary health and other benefits under the Company’s programs for a period of up to 12 months. Mr. Bullock will also participate in certain of the Company’s other customary programs and policies.

Mr. Bullock also entered into an option agreement effective May 5, 2009, which provides him with time-based options to purchase 40 limited partnership units at an exercise price of $25,122, which is not less than the fair value per limited partnership unit on the effective date. The term of the options shall commence at the effective date and, unless terminated early in accordance with the terms of the option agreement, will expire ten years from the effective date. The options vest annually in four equal increments, provided Mr. Bullock is employed by the Company on such dates, which may be accelerated in the event of a change in control as defined by our Credit Agreement, or in the event Mr. Bullock terminates his employment without cause or for good reason as outlined in the Employment Agreement.

Mr. Bullock also entered into an option agreement effective May 5, 2009, which provides him with performance-based options to purchase 40 limited partnership units at an exercise price of $25,122, which is not less than the fair value per partnership unit on the effective date. The term of the options shall commence at the effective date and, unless terminated early in accordance with the terms of the option agreement, will expire ten years from the effective date. Mr. Bullock shall earn the right to exercise these options, provided that (i) he shall have remained in the continuous employ of Holdings through the date of a liquidity event, as defined in the option agreement, and (ii) the Company shall have achieved specified performance targets with respect to the multiple of invested capital (“MOIC”) for such a liquidity event as provided in the option agreement. The vesting of the options will accelerate in the event Mr. Bullock’s employment is terminated without cause or Mr. Bullock resigns for good reason as outlined in the Employment Agreement and a liquidity event occurs within one year of such termination of employment. Any options which Mr. Bullock does not earn the right to exercise prior to the expiration date will generally expire and terminate.

Mr. Bullock will also purchase common stock of BMP/Graham Holdings Corporation, a Delaware corporation (owned by the Blackstone Investors, DB Investment Partners, Inc. and current and former members of the Company) which is one of the owners of Holdings, for an aggregate purchase price of $250,000 and become bound to the Management Stockholders’ Agreement dated as of February 3, 1998, filed as exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The above description of Mr. Bullock’s employment is qualified in its entirety by reference to the copies of such agreements filed herewith as Exhibits 10.1, 10.2 and 10.3 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit 2.1	First Amendment to the Equity Purchase Agreement by and between Graham
Packaging Holdings Company and Hicks Acquisition Company I, Inc.
(incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the
Company on January 28, 2009 (File No. 333-53603-03)).

Exhibit 3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company
(incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit 3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham
Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4
filed by the Company on May 26, 1998 (File No. 333-53603-03)).

Exhibit 10.1*/**	Employment Agreement, dated as of May 4, 2009, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock.

Exhibit 10.2*/**	Option Agreement (for performance-based “MOIC” options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock.

Exhibit 10.3*/**	Option Agreement (for time-based options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock.

Exhibit 31.1*	Certification required by Rule 15d-14(a).

Exhibit 31.2*	Certification required by Rule 15d-14(a).

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2009

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ William E. Hennessey
William E. Hennessey
Vice President and Corporate Controller
(chief accounting officer and duly authorized officer)

EXHIBIT LIST

Exhibit Number	Description of Exhibit
2.1	First Amendment to the Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Company on January 28, 2009 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

10.1*/**	Employment Agreement, dated as of May 4, 2009, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock.

10.2*/**	Option Agreement (for performance-based “MOIC” options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock.

10.3*/**	Option Agreement (for time-based options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock.

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.