Form 10-Q
period 2009-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2009-08-03
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$148,937	$43,879
Accounts receivable, net	225,859	233,734
Inventories	206,357	224,361
Deferred income taxes	2,941	2,829
Prepaid expenses and other current assets	44,079	57,248

Total current assets	628,173	562,051
Property, plant and equipment, net	1,049,386	1,060,594
Intangible assets, net	44,443	46,258
Goodwill	293,916	293,360
Other non-current assets	33,555	44,587

Total assets	$2,049,473	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$31,984	$56,899
Accounts payable	157,033	100,778
Accrued expenses and other current liabilities	188,098	192,207
Deferred revenue	33,262	34,646

Total current liabilities	410,377	384,530
Long-term debt	2,412,847	2,442,339
Deferred income taxes	18,182	19,669
Other non-current liabilities	103,704	119,637
Commitments and contingent liabilities (see Notes 14 and 15)
Partners’ capital (deficit):
General partners	(41,687)	(44,372)
Limited partners	(797,052)	(848,307)
Notes and interest receivable for ownership interests	(2,038)	(2,060)
Accumulated other comprehensive income	(54,860)	(64,586)

Total partners’ capital (deficit)	(895,637)	(959,325)

Total liabilities and partners’ capital (deficit)	$2,049,473	$2,006,850

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net sales	$589,554	$688,244	$1,155,957	$1,357,647
Cost of goods sold	478,238	580,703	951,315	1,157,002

Gross profit	111,316	107,541	204,642	200,645
Selling, general and administrative expenses	28,988	36,213	57,395	69,150
Asset impairment charges	6,459	—	8,035	15
Net loss on disposal of property, plant and equipment	803	139	2,298	285

Operating income	75,066	71,189	136,914	131,195
Interest expense	37,195	42,181	76,912	93,015
Interest income	(247)	(178)	(471)	(327)
Gain on debt extinguishment	(756)	—	(756)	—
Other income, net	(977)	(514)	(1,545)	(1,335)

Income before income taxes	39,851	29,700	62,774	39,842
Income tax provision	4,907	1,392	9,066	7,776

Net income	$34,944	$28,308	$53,708	$32,066

Net income allocated to general partners	$1,747	$1,415	$2,685	$1,603
Net income allocated to limited partners	$33,197	$26,893	$51,023	$30,463

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating activities:
Net income	$53,708	$32,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,854	87,756
Gain on debt extinguishment	(756)	—
Amortization of debt issuance fees	4,758	5,178
Net loss on disposal of property, plant and equipment	2,298	285
Pension expense	2,520	1,253
Asset impairment charges	8,035	15
Unrealized loss on termination of cash flow hedge accounting	2,262	—
Stock compensation expense	407	1,933
Foreign currency transaction loss (gain)	80	(490)
Interest on receivable for ownership interests	(63)	(61)
Changes in operating assets and liabilities:
Accounts receivable	8,789	(24,104)
Inventories	18,999	(3,422)
Prepaid expenses and other current assets	18,285	(4,948)
Other non-current assets	(2,032)	(3,736)
Accounts payable and accrued expenses	36,334	24,193
Pension contributions	(14,326)	(924)
Other non-current liabilities	(1,024)	2,358

Net cash provided by operating activities	218,128	117,352

Investing activities:
Cash paid for property, plant and equipment	(71,800)	(68,186)
Proceeds from sale of property, plant and equipment	580	692

Net cash used in investing activities	(71,220)	(67,494)

Financing activities:
Proceeds from issuance of long-term debt	22,508	234,066
Payment of long-term debt	(55,668)	(249,692)
Purchase of partnerships units	(89)	—
Debt issuance fees	(9,570)	—

Net cash used in financing activities	(42,819)	(15,626)

Effect of exchange rate changes on cash and cash equivalents	969	309

Increase in cash and cash equivalents	105,058	34,541
Cash and cash equivalents at beginning of period	43,879	18,314

Cash and cash equivalents at end of period	$148,937	$52,855

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$82,516	$92,710
Cash paid for income taxes (net of refunds)	7,491	4,918
Non-cash investing and financing activities:
Capital leases	—	2,302
Accruals for purchases of property, plant and equipment	19,035	11,012
Accruals for debt issuance fees	5,443	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2008, is derived from audited financial statements. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted SFAS 161 effective January 1, 2009 (see Note 12).

In December 2008, the FASB issued Staff Position FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP 132(R)-1 may have on its financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. This pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009 (see Note 11).

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009, and the adoption had no impact on its financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This statement is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on its financial statements.

In June 2009, the FASB issued SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental GAAP, superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This statement establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The Codification reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 effective July 1, 2009, and will make the required disclosures beginning with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2009.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its financial statements, or do not apply to its operations.

Derivatives

During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into four interest rate swap agreements which become effective in August 2009, under which the Company will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” until January 2009 when the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements is being recognized as interest expense over the period in which the previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from that date are also being recognized as interest expense. (See Note 12 for further discussion).

The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for the Company’s interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income for the six months ended June 30, 2009. The change in fair value on the effective portion of the Company’s interest rate cash flow hedges for the six months ended June 30, 2008, was recorded in other comprehensive income and was an unrealized gain of $3.9 million and $0.1 million for the three and six months ended June 30, 2008, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2009, 54% is expected to be recognized in interest expense in the next twelve months.

During 2009, the Company entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling; the contract expires within the next three months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined in SFAS 133. During 2009, the Company

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; all of these contracts will have expired within the next three months. These foreign currency exchange contracts were not designated as hedges under SFAS 133.

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

Comprehensive Income

Included in other comprehensive income and added to net income to determine total comprehensive income are the following:

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

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006, using the intrinsic value method prescribed in APB 25, “Accounting For Stock Issued To Employees.” The exercise prices of all unit options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized under the provisions of APB 25.

A summary of the changes in the unit options outstanding under the option plans for the six months ended June 30, 2009, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	1,310.1	$31,976
Granted (1)	165.0	25,122
Exercised	—	—
Forfeited (2)	(128.8)	26,798

Outstanding at June 30, 2009	1,346.3	$31,632	7.7	$1.9

Vested or expected to vest	1,103.9	$32,557	7.5	$1.3
Exercisable at June 30, 2009	690.9	$32,275	7.2	$0.8

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(1)	In the first six months of 2009, the Company granted options to purchase 165.0 limited partnership units in Holdings. As a result, the Company will incur incremental compensation expense of approximately $0.5 million over the four year vesting period of the options. The incremental expense recorded during the six months ended June 30, 2009, was $0.03 million.

(2)	Pursuant to the employment agreement effective December 4, 2006, for Warren D. Knowlton, the Company’s former Chief Executive Officer and current Executive Chairman, Mr. Knowlton received an option (the “Performance Option”) to purchase 147.9 limited partnership units in Holdings that vests upon (A) the Blackstone Investors’ (as defined herein) sale of their entire interest in the Company and (B) the attainment of certain financial performance goals established by the Company. Seventy-five percent, or 110.9, of the limited partnership units in Holdings subject to Mr. Knowlton’s Performance Option were forfeited automatically when Mr. Knowlton ceased to be Chief Executive Officer of the Company. These 110.9 options are reflected as “forfeited” in the table above.

Subsequent Events

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission, and has concluded no events or transactions have occurred that would require adjustment to, or disclosure in, its financial statements.

2. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $5.7 million and $6.5 million at June 30, 2009, and December 31, 2008, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

3. Concentration of Credit Risk

For each of the six months ended June 30, 2009 and 2008, 71.2% of the Company’s net sales were generated by its top twenty customers. The Company’s sales to PepsiCo, the Company’s largest customer, were 11.9% and 14.9% of total sales for the six months ended June 30, 2009 and 2008, respectively. All of these sales were made in North America.

The Company had $147.8 million and $141.8 million of accounts receivable from its top twenty customers as of June 30, 2009, and December 31, 2008, respectively. The Company had $26.9 million and $16.9 million of accounts receivable from PepsiCo as of June 30, 2009, and December 31, 2008, respectively.

4. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$131,971	$144,394
Raw materials	74,386	79,967

Total	$206,357	$224,361

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

5. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives (in years)	June 30, 2009	December 31, 2008
		(In thousands)
Land		$38,846	$39,424
Buildings and improvements	7-31.5	227,939	225,467
Machinery and equipment	3-15	1,331,956	1,314,791
Molds and tooling	3-5	276,262	273,312
Construction in progress		82,934	68,263

Property, plant and equipment		1,957,937	1,921,257
Less: accumulated depreciation and amortization		908,551	860,663

Property, plant and equipment, net		$1,049,386	$1,060,594

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended June 30, 2009 and 2008, was $39.2 million and $42.2 million, respectively, and for the six months ended June 30, 2009 and 2008, was $76.1 million and $84.3 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the six months ended June 30, 2009 and 2008, was $1.7 million and $2.4 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2009, and December 31, 2008.

In June 2009, the Company signed a Letter of Intent to sell its Meaux, France plant to a third party. Accordingly, the land and the building at this location, having a carrying value of $5.5 million, are also deemed to be held for sale and are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2009.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2009, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$23,727	$(7,103)	$16,624	10 years
Customer relationships	33,353	(5,609)	27,744	16 years
Non-compete agreement	1,500	(1,425)	75	5 years

Total	$58,580	$(14,137)	$44,443

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

Amortization expense for the three months ended June 30, 2009 and 2008, was $1.2 million and $1.4 million, respectively, and for the six months ended June 30, 2009 and 2008, was $2.5 million and $2.8 million, respectively. Remaining estimated aggregate amortization expense for 2009 is $2.5 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2010	$4,700
2011	4,600
2012	4,600
2013	4,400
2014	4,000

7. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2008	$277,499	$15,826	$35	$293,360
Foreign currency translation adjustments	1,487	(928)	(3)	556

Balance at June 30, 2009	$278,986	$14,898	$32	$293,916

8. Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in the United States and Mexico for the six months ended June 30, 2009. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $6.5 million and $8.0 million for the three and six months ended June 30, 2009, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Accrued employee compensation and benefits	$62,427	$65,460
Accrued interest	20,345	32,969
Accrued sales allowance	24,767	27,425
Other	80,559	66,353

	$188,098	$192,207

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 112 of whom were terminated by June 30, 2009. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2010. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. The balance of the severance accrual at June 30, 2009, was included in accrued employee compensation and benefits.

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2008	$4,662	$2,126	$6,788
Charged to expense during the year	3,545	86	3,631
Payments during the year	(5,064)	(1,498)	(6,562)
Foreign currency translation adjustments	—	36	36
Other adjustments	(126)	(589)	(715)

Balance at December 31, 2008	3,017	161	3,178
Payments during the period	(1,461)	—	(1,461)
Foreign currency translation adjustments	—	(12)	(12)
Other adjustments	(19)	(149)	(168)

Balance at June 30, 2009	$1,537	$—	$1,537

10. Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Term loans (net of $22.3 million and $0.0 million unamortized discount as of June 30, 2009, and December 31, 2008, respectively)	$1,787,836	$1,842,188
Revolver	—	—
Foreign and other revolving credit facilities	2,713	2,455
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	18,469	21,427
Other	10,813	8,168

	2,444,831	2,499,238
Less amounts classified as current (net of $4.8 million and $0.0 million unamortized discount as of June 30, 2009, and December 31, 2008, respectively)	31,984	56,899

Total	$2,412,847	$2,442,339

On May 28, 2009, the Company entered into the Fourth Amendment to the Credit Agreement (the “Amendment”), amending the Company’s credit agreement, dated as of October 7, 2004 (the “Credit Agreement”). Pursuant to the Amendment, certain term loan lenders have agreed to extend the maturity of $1,200.0 million of such term loans, and the LIBOR margin with respect to such extended term loans has been increased, as further discussed below. The maturity date and interest margins with respect to those term loans held by lenders that did not consent to extend the maturity of their term loans remain unchanged. In addition, pursuant to the Amendment, certain revolving credit lenders have agreed to extend the maturity of $112.8 million of revolving credit commitments, and the LIBOR margin with respect to revolving credit loans made pursuant to such extended revolving credit commitments has been increased, as further discussed below. The maturity date, interest margins and commitment fee with respect to those revolving credit commitments held by lenders that did not consent to extend the maturity of their revolving credit commitments remain unchanged. The Company also voluntarily reduced the amount of total revolving credit commitments available to it under the Credit Agreement from $250.0 million to $248.0 million.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

After giving effect to the Amendment, the Credit Agreement consists of a non-extended senior secured term loan (“Term Loan B”) and an extended senior secured term loan (“Term Loan C” and, together with the Term Loan B, the “Term Loans” or “Term Loan Facility”) to the Operating Company in aggregate principal amounts of $613.1 million and $1,174.7 million ($1,197.0 million outstanding less $22.3 million unamortized discount) as of June 30, 2009, respectively. In addition, after giving effect to the Amendment, the Credit Agreement consists of a non-extended senior secured revolving credit facility (“Non-Extending Revolver”) and an extended senior secured revolving credit facility (“Extending Revolver” and, together with the Non-Extending Revolver, the “Revolver”) in aggregate principal amounts of $135.2 million and $112.8 million, respectively. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company.

The Term Loan B is payable in quarterly installments and requires payments of $3.1 million in the second half of 2009, $6.3 million in 2010 and $603.7 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan B is October 7, 2011. The Term Loan C is payable in quarterly installments and requires payments of $6.0 million in the second half of 2009, $12.0 million in each of 2010, 2011, 2012 and 2013 and $1,143.0 million in 2014 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan C is the earlier of April 5, 2014, and the date that is 91 days prior to the maturity of the Company’s 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date.

The Non-Extending Revolver expires on October 7, 2010, and the Extending Revolver expires on the earlier of October 1, 2013, and the date that is 91 days prior to the maturity of the Company’s 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date. Availability under the Revolver as of June 30, 2009, was $237.1 million (as reduced by $10.9 million of outstanding letters of credit).

Interest under the Term Loan B and the Non-Extending Revolver is payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. Interest under the Term Loan C and the Extending Revolver is payable at (a) the “Adjusted Alternate Base Rate” (the higher of (x) the Prime Rate plus a margin of 3.25%; (y) the Federal Funds Rate plus a margin of 3.75%; or (z) the one-month Eurodollar Rate, subject to a floor of 2.50%, plus a margin of 4.25%); or (b) the Eurodollar Rate, subject to a floor of 2.50%, plus a margin of 4.25%. A commitment fee of 0.50% is due on the unused portion of the Non-Extending Revolver. A commitment fee of 0.75% is due on the unused portion of the Extending Revolver.

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 30, 2009, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

In accordance with Emerging Issues Task Force (“EITF”) 96-19, “Accounting for a Modification or Exchange of Debt Instruments,” the Company performed an analysis to determine whether the Amendment would be recorded as an extinguishment of debt or a modification of debt. Based on the Company’s analysis, it was determined that the Amendment qualified as a debt extinguishment under EITF 96-19 and, as a result, the Company recorded a gain on debt extinguishment of $0.8 million. The gain on debt extinguishment is comprised of the following items (in millions):

Recorded value of debt subject to amendment, prior to amendment	$1,200.0
Fair value of debt resulting from amendment (see Note 11 for further discussion)	(1,177.3)

Gain on extinguished debt, before costs	22.7
Write-off of deferred financing fees on extinguished debt	(9.3)
New issuance costs on extinguished debt	(12.6)

Total	$0.8

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

In conjunction with the Amendment, the Company recorded $2.4 million in deferred financing fees, which are included in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) and are being amortized to interest expense over the terms of the respective debt using the effective interest method.

As of June 30, 2009, and December 31, 2008, the Company had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

11. Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,792.0 million (net of $22.3 million unamortized discount) and $1,846.1 million at June 30, 2009, and December 31, 2008, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,768.6 million and $1,325.7 million at June 30, 2009, and December 31, 2008, respectively. The Company’s fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $652.9 million and $653.1 million at June 30, 2009, and December 31, 2008, respectively. The fair value of this long-term debt, including the current portion, was approximately $617.9 million and $436.9 million at June 30, 2009, and December 31, 2008, respectively.

Derivatives

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

Level 3:	Inputs are unobservable inputs for the asset or liability.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, by level within the fair value hierarchy:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$208	$—
Liabilities:
Interest rate collar agreements	$—	$4,411	$—
Interest rate swap agreements	—	17,212	—
Natural gas swap agreements	—	138	—

The fair values of the Company’s derivative financial instruments are observable at commonly quoted intervals for the full term of the derivatives and therefore considered level 2 inputs.

Non-recurring Fair Value Measurements

The Company has long-lived assets held for sale that consist of real estate and machinery and equipment. These assets are located in Edison, NJ and Meaux, France. The aggregate carrying value of these assets at June 30, 2009, was $12.1 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. Unobservable inputs were developed based on the best information available in the circumstances. The fair value of machinery and equipment was based on projected future cash flows discounted at a risk-adjusted rate. The fair value of real estate was based on management’s assumptions.

The Company also recorded impairment charges of $6.5 million and $8.0 million for the three and six months ended June 30, 2009, respectively, for long-lived assets in the United States and Mexico whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using a risk-adjusted rate, which the Company considers level 3 inputs.

As previously discussed, on May 28, 2009, the Company entered into the Fourth Amendment to the Credit Agreement. In accordance with the requirements of EITF 96-19, this transaction was treated as a debt extinguishment and the new debt was initially recorded at its fair value of $1,177.3 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value discount of $22.7 million is being amortized to interest expense over the term of the Term Loan C using the effective interest method.

12. Derivative Financial Instruments

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing hedge ineffectiveness, if any, are recognized in current earnings.

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

The notional amounts of the Company’s derivative instruments outstanding as of June 30, 2009, were as follows:

Notional Amount
(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,195
Natural gas swap agreements	268

Total derivatives designated as hedges	$1,463

Derivatives not designated as hedges:
Interest rate collar agreements	$385,000
Interest rate swap agreements	350,000
Foreign currency exchange contract	558

Total derivatives not designated as hedges	$735,558

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The fair values of the Company’s derivative instruments outstanding as of June 30, 2009, were as follows:

	Balance Sheet Location	Fair Value
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Prepaid expenses and other current assets	$158

Total derivatives designated as hedges		158

Derivatives not designated as hedges:
Foreign currency exchange contract	Prepaid expenses and other current assets	50

Total derivatives not designated as hedges		50

Total asset derivatives		$208

Liability derivatives:
Derivatives designated as hedges:
Natural gas swap agreements	Accrued expenses and other current liabilities	$138

Total derivatives designated as hedges		138

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	4,411
Interest rate swap agreements	Accrued expenses and other current liabilities	7,770
Interest rate swap agreements	Other non-current liabilities	9,442

Total derivatives not designated as hedges		21,623

Total liability derivatives		$21,761

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2009		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2009
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$174	$151	Other income, net	$174	$151
Natural gas swap agreements	(11)	(161)	Cost of goods sold	(108)	(273)

Total derivatives designated as hedges	$163	$(10)		$66	$(122)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2009
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$(2,554)	$(4,203)
Interest rate swap agreements			Interest expense	666	(1,069)
Foreign currency exchange contracts			Other income, net	27	84

Total derivatives not designated as hedges				$(1,861)	$(5,188)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

13. Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the six months ended June 30, 2009, the valuation allowance decreased by $8.8 million, primarily as a result of changes in deferred income tax assets associated with current year utilization of net operating losses.

The Company had $9.4 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of June 30, 2009. For the six months ended June 30, 2009, the Company recorded a net decrease in UTB of $1.0 million, exclusive of interest and penalties. Offsetting long-term deferred income tax assets at June 30, 2009, were $0.6 million. As of June 30, 2009, the Company had recorded additional UTB of $5.0 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $7.8 million of UTB at June 30, 2009, if recognized, would impact the Company’s effective tax rate.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

14. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $12.7 million and $25.0 million for the three and six months ended June 30, 2009, respectively, and $13.7 million and $27.5 million for the three and six months ended June 30, 2008, respectively.

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

16. Condensed Guarantor Data

On October 7, 2004, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.50% Senior Notes due 2012 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. Both the Operating Company and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2009, and December 31, 2008, and the related condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106,708	$1	$42,228	$—	$—	$148,937
Accounts receivable, net	—	72,536	83,245	70,078	—	—	225,859
Inventories	—	75,492	80,769	50,096	—	—	206,357
Deferred income taxes	—	—	—	2,941	—	—	2,941
Prepaid expenses and other current assets	—	8,524	16,689	18,866	—	—	44,079

Total current assets	—	263,260	180,704	184,209	—	—	628,173
Property, plant and equipment, net	—	432,498	375,111	241,777	—	—	1,049,386
Intangible assets, net	—	7,033	32,843	4,567	—	—	44,443
Goodwill	—	8,821	235,924	49,171	—	—	293,916
Net intercompany	—	1,088,356	—	—	—	(1,088,356)	—
Investment in subsidiaries	—	135,968	244,068	—	—	(380,036)	—
Other non-current assets	—	27,711	191	5,653	—	—	33,555

Total assets	$—	$1,963,647	$1,068,841	$485,377	$—	$(1,468,392)	$2,049,473

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$19,063	$301	$12,620	$—	$—	$31,984
Accounts payable	—	73,023	49,657	34,353	—	—	157,033
Accrued expenses and other current liabilities	—	93,706	45,946	48,446	—	—	188,098
Deferred revenue	—	14,438	11,720	7,104	—	—	33,262

Total current liabilities	—	200,230	107,624	102,523	—	—	410,377
Long-term debt	—	2,411,502	429	916	—	—	2,412,847
Deferred income taxes	—	168	5,569	12,445	—	—	18,182
Other non-current liabilities	—	60,295	20,304	23,105	—	—	103,704
Investment in subsidiaries	708,548	—	—	—	—	(708,548)	—
Net intercompany	187,089	—	852,906	48,361	—	(1,088,356)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(895,637)	(708,548)	82,009	298,027	—	328,512	(895,637)

Total liabilities and partners’ capital (deficit)	$—	$1,963,647	$1,068,841	$485,377	$—	$(1,468,392)	$2,049,473

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$262,043	$223,933	$123,158	$—	$(19,580)	$589,554
Cost of goods sold	—	212,197	181,593	104,028	—	(19,580)	478,238

Gross profit	—	49,846	42,340	19,130	—	—	111,316
Selling, general and administrative expenses	—	11,856	10,817	6,315	—	—	28,988
Asset impairment charges	—	5,423	946	90	—	—	6,459
Net loss (gain) on disposal of property, plant and equipment	—	419	(193)	577	—	—	803

Operating income	—	32,148	30,770	12,148	—	—	75,066
Interest expense, net	—	28,924	6,958	1,066	—	—	36,948
Gain on debt extinguishment	—	(756)	—	—	—	—	(756)
Other (income) expense, net	—	(1,150)	(3,021)	194	—	3,000	(977)
Equity in earnings of subsidiaries	(34,944)	(30,165)	(5,533)	—	—	70,642	—

Income (loss) before income taxes	34,944	35,295	32,366	10,888	—	(73,642)	39,851
Income tax provision	—	351	1,230	3,326	—	—	4,907

Net income (loss)	$34,944	$34,944	$31,136	$7,562	$—	$(73,642)	$34,944

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$505,995	$452,031	$234,919	$—	$(36,988)	$1,155,957
Cost of goods sold	—	419,813	373,336	195,154	—	(36,988)	951,315

Gross profit	—	86,182	78,695	39,765	—	—	204,642
Selling, general and administrative expenses	—	23,692	21,316	12,387	—	—	57,395
Asset impairment charges	—	6,276	1,669	90	—	—	8,035
Net loss on disposal of property, plant and equipment	—	1,051	650	597	—	—	2,298

Operating income	—	55,163	55,060	26,691	—	—	136,914
Interest expense, net	—	51,941	22,522	1,978	—	—	76,441
Gain on debt extinguishment	—	(756)	—	—	—	—	(756)
Other (income) expense, net	—	(13,037)	(5,946)	(416)	—	17,854	(1,545)
Equity in earnings of subsidiaries	(53,708)	(37,613)	(10,481)	—	—	101,802	—

Income (loss) before income taxes	53,708	54,628	48,965	25,129	—	(119,656)	62,774
Income tax provision	—	920	1,408	6,738	—	—	9,066

Net income (loss)	$53,708	$53,708	$47,557	$18,391	$—	$(119,656)	$53,708

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$290,680	$270,607	$151,111	$—	$(24,154)	$688,244
Cost of goods sold	—	238,203	239,473	127,181	—	(24,154)	580,703

Gross profit	—	52,477	31,134	23,930	—	—	107,541
Selling, general and administrative expenses	—	15,320	13,299	7,594	—	—	36,213
Net loss (gain) on disposal of property, plant and equipment	—	87	92	(40)	—	—	139

Operating income	—	37,070	17,743	16,376	—	—	71,189
Interest expense, net	—	25,281	15,280	1,442	—	—	42,003
Other expense (income), net	—	85	(163)	(436)	—	—	(514)
Equity in earnings of subsidiaries	(28,308)	(17,145)	(9,751)	—	—	55,204	—

Income (loss) before income taxes	28,308	28,849	12,377	15,370	—	(55,204)	29,700
Income tax provision	—	541	103	748	—	—	1,392

Net income (loss)	$28,308	$28,308	$12,274	$14,622	$—	$(55,204)	$28,308

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$585,092	$534,333	$288,102	$—	$(49,880)	$1,357,647
Cost of goods sold	—	486,817	475,777	244,288	—	(49,880)	1,157,002

Gross profit	—	98,275	58,556	43,814	—	—	200,645
Selling, general and administrative expenses	—	28,588	25,240	15,322	—	—	69,150
Asset impairment charges	—	3,262	(3,507)	260	—	—	15
Net (gain) loss on disposal of property, plant and equipment	—	(727)	1,077	(65)	—	—	285

Operating income	—	67,152	35,746	28,297	—	—	131,195
Interest expense, net	—	55,571	34,124	2,993	—	—	92,688
Other expense (income), net	—	192	(820)	(707)	—	—	(1,335)
Equity in earnings of subsidiaries	(32,066)	(21,577)	(11,102)	—	—	64,745	—

Income (loss) before income taxes	32,066	32,966	13,544	26,011	—	(64,745)	39,842
Income tax provision	—	900	298	6,578	—	—	7,776

Net income (loss)	$32,066	$32,066	$13,246	$19,433	$—	$(64,745)	$32,066

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$57,926	$121,606	$56,450	$—	$(17,854)	$218,128

Investing activities:
Net cash paid for property, plant and equipment	—	(29,910)	(25,347)	(15,963)	—	—	(71,220)
Acquisition of/investment in a business, net of cash acquired	—	(365)	(1,925)	(15,194)	—	17,484	—
Intercompany investing activities	—	(28,278)	(122,469)	—	—	150,747	—

Net cash (used in) provided by investing activities	—	(58,553)	(149,741)	(31,157)	—	168,231	(71,220)

Financing activities:
Proceeds from issuance of long-term debt	—	6,092	—	16,416	—	—	22,508
Payment of long-term debt	—	(40,610)	(143)	(14,915)	—	—	(55,668)
Intercompany financing activities	—	116,215	28,278	6,254	—	(150,747)	—
Purchase of partnership units	—	(89)	—	—	—	—	(89)
Debt issuance fees	—	(9,570)	—	—	—	—	(9,570)

Net cash provided by (used in) financing activities	—	72,038	28,135	7,755	—	(150,747)	(42,819)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	599	—	370	969

Increase in cash and cash equivalents	—	71,411	—	33,647	—	—	105,058
Cash and cash equivalents at beginning of period	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of period	$—	$106,708	$1	$42,228	$—	$—	$148,937

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

17. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$34,944	$28,308	$53,708	$32,066
Changes in fair value of derivatives designated and accounted for as cash flow hedges, net of tax of $0 for all periods presented in 2009 and 2008	81	2,906	347	(404)
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements, net of tax of $0 for all periods presented in 2009 and 2008	1,609	—	3,217	—
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of a tax provision of $10 and $20 for the three and six months ended June 30, 2009, respectively, and $19 for both periods presented in 2008	671	191	1,302	474
Currency translation adjustments, net of a tax provision of $370 and a tax benefit of $6 for the three and six months ended June 30, 2009, respectively, and a tax provision of $159 and $349 for the three and six months ended June 30, 2008, respectively	28,062	12,677	4,860	26,557

Comprehensive income	$65,367	$44,082	$63,434	$58,693

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

18. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and six months ended June 30, 2009 and 2008, and as of June 30, 2009, and December 31, 2008, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2009	$509,263	$57,824	$22,484	$(17)	$589,554
	Three months ended June 30, 2008	584,111	80,412	24,101	(380)	688,244
	Six months ended June 30, 2009	997,760	118,755	39,633	(191)	1,155,957
	Six months ended June 30, 2008	1,157,234	157,022	44,206	(815)	1,357,647

Operating income (loss)	Three months ended June 30, 2009	$71,839	$4,281	$(1,054)	$—	$75,066
	Three months ended June 30, 2008	63,194	8,800	(805)	—	71,189
	Six months ended June 30, 2009	125,803	13,940	(2,829)	—	136,914
	Six months ended June 30, 2008	116,702	14,781	(288)	—	131,195

Depreciation and	Three months ended June 30, 2009	$34,582	$5,473	$1,007	$—	$41,062
amortization	Three months ended June 30, 2008	37,045	5,608	1,323	—	43,976
	Six months ended June 30, 2009	67,324	10,396	2,134	—	79,854
	Six months ended June 30, 2008	73,944	11,253	2,559	—	87,756

Asset impairment charges	Three months ended June 30, 2009	$6,459	$—	$—	$—	$6,459
	Three months ended June 30, 2008	—	—	—	—	—
	Six months ended June 30, 2009	8,035	—	—	—	8,035
	Six months ended June 30, 2008	15	—	—	—	15

Interest expense, net	Three months ended June 30, 2009	$35,989	$199	$760	$—	$36,948
	Three months ended June 30, 2008	40,661	826	516	—	42,003
	Six months ended June 30, 2009	74,578	588	1,275	—	76,441
	Six months ended June 30, 2008	89,985	1,488	1,215	—	92,688

Other (income) expense, net	Three months ended June 30, 2009	$(3,181)	$960	$(1,636)	$2,880	$(977)
	Three months ended June 30, 2008	(271)	(16)	(227)	—	(514)
	Six months ended June 30, 2009	(1,951)	785	(3,259)	2,880	(1,545)
	Six months ended June 30, 2008	(578)	(204)	(553)	—	(1,335)

Income tax provision (benefit)	Three months ended June 30, 2009	$1,947	$1,264	$1,696	$—	$4,907
	Three months ended June 30, 2008	(810)	2,226	(24)	—	1,392
	Six months ended June 30, 2009	3,542	4,399	1,125	—	9,066
	Six months ended June 30, 2008	3,055	4,539	182	—	7,776

Identifiable assets (b) (c) (d)	As of June 30, 2009	$863,416	$137,553	$48,417	$—	$1,049,386
	As of December 31, 2008	870,493	151,436	38,665	—	1,060,594

Goodwill	As of June 30, 2009	$278,986	$14,898	$32	$—	$293,916
	As of December 31, 2008	277,499	15,826	35	—	293,360

Cash paid for property,	Six months ended June 30, 2009	$58,335	$5,688	7,777	$—	$71,800
plant and equipment	Six months ended June 30, 2008	51,099	11,478	5,609	—	68,186

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)

Poland	$10.5	$17.1	$22.7	$33.2
France	9.3	15.8	19.4	31.5
Belgium (Rotselaar)	11.7	13.8	24.8	27.3
Spain	8.3	10.5	17.5	20.2

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	June 30, 2009	December 31, 2008
	(In millions)
Poland	$32.8	$37.7
France (1)	14.1	20.1
Belgium (Rotselaar)	30.8	31.1
Spain	25.2	27.6
(1) Amount as of June 30, 2009, excludes assets held for sale at the Meaux, France plant of $5.5 million.

(c)	The Company’s net sales for North America include sales in Mexico which totaled $39.3 million and $40.4 million for the three months ended June 30, 2009 and 2008, respectively, and $69.5 million and $74.5 million for the six months ended June 30, 2009 and 2008, respectively. Identifiable assets in Mexico totaled $53.9 million and $51.6 million as of June 30, 2009, and December 31, 2008, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Food and Beverage	$362,765	$425,786	$718,136	$842,486
Household	107,545	124,446	210,991	248,763
Automotive Lubricants	77,178	89,668	141,012	171,775
Personal Care/Specialty	42,066	48,344	85,818	94,623

Total Net Sales	$589,554	$688,244	$1,155,957	$1,357,647

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

19. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$564	$703	$1,136	$1,407
Interest cost	1,505	1,414	2,996	2,829
Expected return on plan assets	(1,433)	(1,682)	(2,852)	(3,365)
Net amortization and deferral of prior service costs	582	218	1,173	436
Curtailment/special charges	104	—	104	—
Employee contributions	(19)	(27)	(37)	(54)

Net periodic pension cost	$1,303	$626	$2,520	$1,253

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $6.7 million to its pension plans in 2009. This amount has been adjusted to $4.0 million as a result of the recently passed Workers, Retiree and Employer Recovery Act of 2008. In addition, on April 1, 2009, the Company made a voluntary contribution of $12.7 million to its U.S. defined benefit plans to maintain specific funding target percentages. As of June 30, 2009, $1.6 million of required contributions to its pension plans has been made and the Company expects to make an additional $2.4 million of contributions in the remainder of 2009.

In June 2009, the Company announced that it was closing its Bristol, PA plant. The closing is expected to occur during the second half of 2009. As a result of this closing, the Company recorded a preliminary curtailment charge in the second quarter of $0.1 million for the vesting of all non-vested pension plan participants. This amount will be finalized at the time of the actual plant closing.

The Company recognized $1.9 million and $2.1 million of expense for its 401(k) plans in the second quarter of 2009 and 2008, respectively, and $3.7 million and $4.2 million of expense for its 401(k) plans in the first half of 2009 and 2008, respectively.

20. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.5 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. The Graham Family Investors and Blackstone Management Partners III L.L.C. have supplied management services to the Company since 1998. The Company has recorded $1.2 million of expense for these services for each of the three months ended June 30, 2009 and 2008, and $2.5 million of expense for these services for each of the six months ended June 30, 2009 and 2008. Under monitoring agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to the Graham Family Investors and Blackstone Management Partners III L.L.C., respectively.

At June 30, 2009, the Company had loans outstanding to certain current and former management employees of the Company for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.0 million as of June 30,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

2009, and $2.1 million as of December 31, 2008, are reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

On behalf of Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (the “Blackstone Investors”), the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Company on January 5, 2007, for its repurchase of all of their outstanding partnership units, pursuant to separation agreements dated as of December 3, 2006. Additionally, the Company made a payment to a former Senior Vice President on April 10, 2009, for its repurchase of all of his outstanding partnership units. As a result of these payments, the Blackstone Investors became the owners of the partnership units and owe the Company $4.4 million. This receivable is reflected in Partners’ Capital (Deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

The Company incurred a $5.0 million fee from Blackstone Management Partners III L.L.C. in connection with the Fourth Amendment to the Credit Agreement. This amount was charged against the gain on debt extinguishment (see Note 10).

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

22. Termination of Pending Transaction

On July 31, 2009, Hicks Acquisition Company I, Inc. (“HACI”) exercised its right under the First Amendment to the Equity Purchase Agreement between HACI and the Company’s partners and the Company, including GPC Capital Corp. II, to terminate the Equity Purchase Agreement.

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

Overview

Unless the context otherwise requires, all references herein to the “Company,” “we,” “our” or “us” refer to Holdings and its subsidiaries.

We are a worldwide leader in the design, manufacture and sale of customized blow molded plastic containers for the branded food and beverage, household, automotive lubricants and personal care/specialty product categories. As of the end of June 2009, we operated 82 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging.

Management believes that critical success factors to our business are our ability to:

•	develop proprietary technologies that provide a meaningful competitive advantage in the marketplace;

•	maintain relationships with, and serve the complex packaging demands of, our customers, which include some of the world’s largest branded consumer products companies;

•	participate in growth opportunities associated with the conversion of packaging products from glass, metal and paper to plastic; and

•	make investments in plant and technology necessary to satisfy the three factors mentioned above.

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

As of June 30, 2009, we operated 28 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of a new plant in each of Brazil and the Netherlands.

For the six months ended June 30, 2009, 71.2% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 11.9% and 14.9% of total sales for the six months ended June 30, 2009 and 2008, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PET	$0.73	$0.93	$0.70	$0.91
HDPE	$0.65	$0.91	$0.62	$0.88

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

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)
North America	$509.3	86.4%	$583.8	84.8%	$997.6	86.3%	$1,156.5	85.2%
Europe	57.8	9.8	80.3	11.7	118.8	10.3	156.9	11.6
South America	22.5	3.8	24.1	3.5	39.6	3.4	44.2	3.2

Total Net Sales	$589.6	100.0%	$688.2	100.0%	$1,156.0	100.0%	$1,357.6	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)
Food and Beverage	$362.8	61.5%	$425.8	61.9%	$718.2	62.1%	$842.4	62.1%
Household	107.5	18.2	124.4	18.1	211.0	18.3	248.8	18.3
Automotive Lubricants	77.2	13.1	89.7	13.0	141.0	12.2	171.8	12.7
Personal Care/Specialty	42.1	7.2	48.3	7.0	85.8	7.4	94.6	6.9

Total Net Sales	$589.6	100.0%	$688.2	100.0%	$1,156.0	100.0%	$1,357.6	100.0%

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$589.6	$688.2	(14.3)%
Cost of goods sold	478.3	580.7	(17.6)

Gross profit	111.3	107.5	3.5
% of net sales (1)	18.9%	15.6%
Selling, general and administrative expenses	29.0	36.2	(19.9)
% of net sales (1)	4.9%	5.3%
Asset impairment charges	6.5	—	>100.0
Net loss on disposal of property, plant and equipment	0.8	0.1	>100.0

Operating income	75.0	71.2	5.3
% of net sales (1)	12.7%	10.3%
Interest expense	37.2	42.2	(11.8)
Interest income	(0.2)	(0.2)	—
Gain on debt extinguishment	(0.8)	—	>100.0
Other income, net	(1.0)	(0.5)	100.0
Income tax provision	4.9	1.4	>100.0

Net income	$34.9	$28.3	23.3%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended June 30, 2009, decreased $98.6 million, or 14.3%, from the three months ended June 30, 2008. A large part of the decrease in net sales was due to a decrease in resin costs which are passed through to customers, where the average market price per pound of PET in the U.S. decreased from $0.93 to $0.73 and the average market price per pound of HDPE in the U.S. decreased from $0.91 to $0.65. Additional contributing factors to the decrease in net sales were the negative impact of changes in exchange rates of $29.6 million, lower unit volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 4.7%.

On an operating segment basis, sales for the three months ended June 30, 2009, in North America decreased $74.5 million, or 12.8%, from the three months ended June 30, 2008, primarily due to a decrease in resin costs, the negative impact of changes in exchange rates, lower unit volume and price reductions. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $47.8 million, $10.4 million, $11.7 million and $4.6 million, respectively, to the decrease. Container units sold in North America decreased in the food and beverage, household, automotive lubricants and personal care/specialty product categories by 5.8%, 1.3%, 15.0% and 8.9%, respectively.

Sales for the three months ended June 30, 2009, in Europe decreased $22.5 million, or 28.0%, from the three months ended June 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $13.1 million and a decrease in resin costs.

Sales for the three months ended June 30, 2009, in South America decreased $1.6 million, or 6.6%, from the three months ended June 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $5.0 million, partially offset by an increase in volume and certain price increases.

Gross Profit. Gross profit for the three months ended June 30, 2009, increased $3.8 million, or 3.5%, from the three months ended June 30, 2008. Gross profit for the three months ended June 30, 2009, increased in North America by $9.7 million, decreased in Europe by $5.7 million and decreased in South America by $0.2 million, when compared to the three months ended June 30, 2008. The increase in gross profit was primarily due to ongoing productivity initiatives and lower depreciation and amortization expense of $2.6 million, partially offset by a reduction in volume, a strengthening of the U.S. dollar against the euro and other currencies of $7.5 million and price reductions referred to above. Although there was a net reduction in volume, a significant portion of the volume decrease was in lower margin containers and was partially offset by volume gains in higher margin containers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2009, decreased $7.2 million, or 19.9%, from the three months ended June 30, 2008. The decrease was primarily due to decreases in consulting and other professional fees of $2.5 million and employee severance of $1.7 million, a strengthening of the U.S. dollar against the euro and other currencies of $1.3 million, a decrease in professional fees related to an aborted transaction (as further described in “—Termination of Pending Transaction”) of $1.2 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in the United States and Mexico for the three months ended June 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $6.5 million for the three months ended June 30, 2009.

Interest Expense. Interest expense for the three months ended June 30, 2009, decreased $5.0 million from the three months ended June 30, 2008. The decrease was primarily due to a decrease in interest rates (average 90-day LIBOR decreased from 2.8% for the three months ended June 30, 2008, to 0.8% for the three months ended June 30, 2009). In May 2009, we extended $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin. As a result, we expect interest expense to increase in future periods. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Income Tax Provision. Income tax provision for the three months ended June 30, 2009, increased $3.5 million from the three months ended June 30, 2008. The increase primarily resulted from changes in unrecognized tax benefits of foreign subsidiaries, an increase in unremitted earnings of our Polish subsidiary and valuation allowance adjustments in our Mexican and Brazilian subsidiaries.

Net Income. Primarily as a result of the factors discussed above, net income was $34.9 million for the three months ended June 30, 2009, compared to net income of $28.3 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Six Months Ended June 30,		% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$1,156.0	$1,357.6	(14.8)%
Cost of goods sold	951.4	1,157.0	(17.8)

Gross profit	204.6	200.6	2.0
% of net sales (1)	17.7%	14.8%
Selling, general and administrative expenses	57.4	69.1	(16.9)
% of net sales (1)	5.0%	5.1%
Asset impairment charges	8.0	—	>100.0
Net loss on disposal of property, plant and equipment	2.3	0.3	>100.0

Operating income	136.9	131.2	4.3
% of net sales (1)	11.8%	9.7%
Interest expense	76.9	93.0	(17.3)
Interest income	(0.5)	(0.3)	66.7
Gain on debt extinguishment	(0.8)	—	>100.0
Other income, net	(1.5)	(1.4)	7.1
Income tax provision	9.1	7.8	16.7

Net income	$53.7	$32.1	67.3%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the six months ended June 30, 2009, decreased $201.6 million, or 14.8%, from the six months ended June 30, 2008. A large part of the decrease in net sales was due to a decrease in resin costs which are passed through to customers, where the average market price per pound of PET in the U.S. decreased from $0.91 to $0.70 and the average market price per pound of HDPE in the U.S. decreased from $0.88 to $0.62. Additional contributing factors to the decrease in net sales were the negative impact of changes in exchange rates of $58.6 million, lower unit volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 5.2%.

On an operating segment basis, sales for the six months ended June 30, 2009, in North America decreased $158.9 million, or 13.7%, from the six months ended June 30, 2008, primarily due to a decrease in resin costs, the negative impact of changes in exchange rates, lower unit volume and price reductions. North American sales in the food and beverage, household, automotive lubricants and personal care/specialty product categories contributed $96.2 million, $29.0 million, $27.5 million and $6.2 million, respectively, to the decrease. Container units sold in North America decreased in the food and beverage, automotive lubricants and personal care/specialty product categories by 7.8%, 17.0% and 5.9%, respectively, and increased in the household product category by 0.5%.

Sales for the six months ended June 30, 2009, in Europe decreased $38.1 million, or 24.3%, from the six months ended June 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $27.0 million and a decrease in resin costs.

Sales for the six months ended June 30, 2009, in South America decreased $4.6 million, or 10.4%, from the six months ended June 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $9.1 million, partially offset by an increase in volume and certain price increases.

Gross Profit. Gross profit for the six months ended June 30, 2009, increased $4.0 million, or 2.0%, from the six months ended June 30, 2008. Gross profit for the six months ended June 30, 2009, increased in North America by $9.7 million, decreased in Europe by $3.5 million and decreased in South America by $2.2 million, when compared to the six months ended June 30, 2008. The increase in gross profit was primarily due to ongoing productivity initiatives and lower depreciation and amortization expense of $7.3 million, partially offset by a reduction in volume, a strengthening of the U.S. dollar against the euro and other currencies of $15.0 million and price reductions referred to above. Although there was a net reduction in volume, a significant portion of the volume decrease was in lower margin containers and was partially offset by volume gains in higher margin containers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2009, decreased $11.7 million, or 16.9%, from the six months ended June 30, 2008. The decrease was primarily due to a decrease in consulting and other professional fees of $3.6 million, a strengthening of the U.S. dollar against the euro and other currencies of $2.7 million, decreases in equity based compensation expense of $1.5 million, employee severance of $1.4 million, professional fees related to an aborted transaction (as further described in “—Termination of Pending Transaction”) of $1.2 million and development expenses of $1.0 million and ongoing expense reduction efforts. The decrease in equity based compensation expense was primarily due to charges in the first half of 2008 to extend the term for certain options, for the granting of new options and for the acceleration of vesting of certain options.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in the United States and Mexico for the six months ended June 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with SFAS 144, resulting in impairment charges of $8.0 million for the six months ended June 30, 2009.

Interest Expense. Interest expense for the six months ended June 30, 2009, decreased $16.1 million from the six months ended June 30, 2008. The decrease was primarily due to a decrease in interest rates (average 90-day LIBOR decreased from 3.0% for the six months ended June 30, 2008, to 1.0% for the six months ended June 30, 2009), partially offset by an increase to interest expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $2.3 million.

Income Tax Provision. Income tax provision for the six months ended June 30, 2009, increased $1.3 million from the six months ended June 30, 2008. The increase primarily resulted from an increase in unremitted earnings of our Polish subsidiary and valuation allowance adjustments in our Mexican and Brazilian subsidiaries, partially offset by a reduction in unrecognized tax benefits of foreign subsidiaries.

Net Income. Primarily as a result of the factors discussed above, net income was $53.7 million for the six months ended June 30, 2009, compared to net income of $32.1 million for the six months ended June 30, 2008.

Effect of Changes in Exchange Rates

We generally conduct business in our foreign operations in local currencies. Accordingly, in general, our results of operations are affected by changes in foreign exchange rates. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Market conditions for 2009 have resulted in a rise of the U.S. dollar relative to these other local currencies. The strength of the U.S. dollar relative to other currencies, if not reversed, could negatively impact our profitability, and the impact could be significant.

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.8 million and $10.2 million outstanding as of June 30, 2009, and December 31, 2008, respectively. Included in other income were foreign exchange gains of $1.1 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and foreign exchange gains of $1.7 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of Partners’ Capital (Deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $28.1 million and $12.7 million for the three months ended June 30, 2009 and 2008, respectively, and increased comprehensive income by $4.9 million and $26.6 million for the six months ended June 30, 2009 and 2008, respectively.

Derivatives

During 2007, we entered into two interest rate collar agreements, which became effective in January 2008, under which we purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, we entered into four interest rate swap agreements which become effective in August 2009, under which we will receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” until January 2009 when we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of the interest rate collar agreements. We have therefore discontinued hedge accounting for our interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date we discontinued hedge accounting for our interest rate collar and swap agreements is being recognized as interest expense over the period in which the previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from that date are also being recognized as interest expense.

The fair value of the derivatives is determined from sources independent of us, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for our interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income for the six months ended June 30, 2009. The change in fair value on the effective portion of our interest rate cash flow hedges for the six months ended June 30, 2008, was recorded in other comprehensive income and was an unrealized gain of $3.9 million and $0.1 million for the three and six months ended June 30, 2008, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of June 30, 2009, 54% is expected to be recognized in interest expense in the next twelve months.

During 2009, we entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling; the contract expires within the next three months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined in SFAS 133. During 2009, we also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; all of these contracts will have expired within the next three months. These foreign currency exchange contracts were not designated as hedges under SFAS 133.

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

Liquidity and Capital Resources

In the six months ended June 30, 2009, we generated $218.1 million from operating activities and funded $71.2 million of investing activities and $42.8 million of financing activities. The cash generated from operating activities came primarily from our net income and reduction in working capital.

The decrease in working capital, excluding cash, came from a reduction in inventory due to lower resin costs and changes in the timing of payments for various raw materials at the end of 2008.

Cash paid for property, plant and equipment for the six months ended June 30, 2009, was $71.8 million. Our largest capital spending in the first six months of 2009 included the installation of two new lines to service the east coast business of a food and beverage customer, the construction of an on-site plant at a large food and beverage customer in Brazil and the construction of an on-site plant for a large household customer in Missouri. All of these projects are expected to be on line in the second half of 2009.

Cash used for debt repayment was for regular amortization on our term loans and an excess cash flow payment of $22.8 million as was required by our Credit Agreement (as herein defined) based on our cash generated in 2008.

On May 28, 2009, we entered into the Fourth Amendment to the Credit Agreement (the “Amendment”), amending our credit agreement, dated as of October 7, 2004 (the “Credit Agreement”). Pursuant to the Amendment, certain term loan lenders have agreed to extend the maturity of $1,200.0 million of such term loans, and the LIBOR margin with respect to such extended term loans has been increased. The maturity date and interest margins with respect to those term loans held by lenders that did not consent to extend the maturity of their term loans remain unchanged. In addition, pursuant to the Amendment, certain revolving credit lenders have agreed to extend the maturity of $112.8 million of revolving credit commitments, and the LIBOR margin with respect to revolving credit loans made pursuant to such extended revolving credit commitments has been increased. The maturity date, interest margins and commitment fee with respect to those revolving credit commitments held by lenders that did not consent to extend the maturity of their revolving credit commitments remain unchanged. We also voluntarily reduced the amount of total revolving credit commitments available to us under the Credit Agreement from $250.0 million to $248.0 million.

After giving effect to the Amendment, our Credit Agreement consists of a non-extended senior secured term loan (“Term Loan B”) and an extended senior secured term loan (“Term Loan C” and, together with the Term Loan B, the “Term Loans” or “Term Loan Facility”) to the Operating Company in aggregate principal amounts of $613.1 million and $1,174.7 million ($1,197.0 million outstanding less $22.3 million unamortized discount) as of June 30, 2009, respectively. In addition, after giving effect to the Amendment, our Credit Agreement consists of a non-extended senior secured revolving credit facility (“Non-Extending Revolver”) and an extended senior secured revolving credit facility (“Extending Revolver” and, together with the Non-Extending Revolver, the “Revolver”) in aggregate principal amounts of $135.2 million and $112.8 million, respectively. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company.

The Term Loan B is payable in quarterly installments and requires payments of $3.1 million in the second half of 2009, $6.3 million in 2010 and $603.7 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan B is October 7, 2011. The Term Loan C is payable in quarterly installments and requires payments of $6.0 million in the second half of 2009, $12.0 million in each of 2010, 2011, 2012 and 2013 and $1,143.0 million in 2014 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan C is the earlier of April 5, 2014, and the date that is 91 days prior to the maturity of our 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date.

The Non-Extending Revolver expires on October 7, 2010, and the Extending Revolver expires on the earlier of October 1, 2013, and the date that is 91 days prior to the maturity of our 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date. Availability under the Revolver as of June 30, 2009, was $237.1 million (as reduced by $10.9 million of outstanding letters of credit).

We expect to fund scheduled debt repayments in 2009 and 2010 from cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions. As of June 30, 2009, we were in compliance with all covenants in the Credit Agreement.

The Credit Agreement was also amended such that we may not permit our senior secured debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter.

As of June 30, 2009, we had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

As of June 30, 2009, our total indebtedness was $2,444.8 million, net of $22.3 million unamortized discount, and our indebtedness net of cash was $2,295.9 million.

The global capital markets continue to experience unprecedented adverse conditions. While we do not expect to draw on our Revolver in 2009, we continually review the condition of banks and institutions providing commitments. One of the participating institutions in our Revolver, which comprises 5.3% of our available commitments as of June 30, 2009, has recently experienced financial troubles. We do believe the remainder of the banks and institutions would be able to meet their commitments should we have the need to do so. Management believes our ability to generate cash flow from operations will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs. We are closely monitoring our liquidity, as well as the condition of the capital markets, and cannot predict with any certainty the impact on us of further disruptions in these markets.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loans. As of June 30, 2009, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net loss to EBITDA

Four Quarters Ended June 30, 2009
(In millions)
Net loss	$(35.6)
Interest income	(0.9)
Interest expense	164.2
Income tax provision	14.2
Depreciation and amortization	169.3

EBITDA	$311.2

Reconciliation of EBITDA to covenant compliance EBITDA

Four Quarters Ended June 30, 2009
(In millions)
EBITDA	$311.2
Asset impairment charges	111.9
Other non-cash charges (a)	9.9
Fees related to monitoring agreements (b)	5.0
Gain on debt extinguishment	(0.8)
Non-recurring items (c)	28.5

Covenant compliance EBITDA	$465.7

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings under monitoring agreements.
(c)	We are required to adjust EBITDA, as defined above, for the following non-recurring items as defined in the Credit Agreement:

Four Quarters Ended June 30, 2009
(In millions)
Reorganization and other costs (i)	$17.3
Project startup costs (ii)	11.2

$28.5

(i)	Represents non-recurring costs related to employee severance, plant closures, professional fees associated with an aborted transaction (as further described in “—Termination of Pending Transaction”), the hurricanes of Gustav and Ike and other costs defined in the Credit Agreement.

(ii) Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement, as amended, requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended June 30, 2009, the Operating Company’s covenant compliance EBITDA was $465.7 million and the senior secured debt to covenant compliance EBITDA ratio was 3.6x. Given the level of senior secured debt as of June 30, 2009, the Operating Company’s covenant compliance EBITDA could have fallen by $157.9 million to $307.8 million for the four quarters ended June 30, 2009, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 3.0x for the four quarters ended June 30, 2009.

Substantially all of the tangible and intangible assets of our domestic subsidiaries that are guarantors under the Credit Agreement are pledged as collateral pursuant to the terms of the Credit Agreement.

Under the Credit Agreement, as amended, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

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

Contractual Obligations and Commitments

The following table sets forth, as of June 30, 2009, our significant contractual obligations and commitments which have experienced significant changes since December 31, 2008. This table reflects changes directly related to the debt refinancing under the Fourth Amendment to the Credit Agreement which extended debt maturities.

	Payments Due by Period
	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
	(In thousands)
Contractual Obligations
Long-term debt, excluding capital leases	$2,426,362	$17,251	$627,469	$264,830	$1,516,812
Interest payments (a)	729,439	89,441	334,342	255,714	49,942

	$3,155,801	$106,692	$961,811	$520,544	$1,566,754

(a)	Interest payments are calculated based upon our amended Credit Agreement.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $10.9 million and $12.4 million as of June 30, 2009, and December 31, 2008, respectively.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the Consolidated Statement of Operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At June 30, 2009, and December 31, 2008, we had sold $24.1 million and $29.9 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Environmental Matters

We are subject to potential loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our operating facilities. In the event a known environmental issue is identified, we may incur substantial costs to comply with environmental laws and regulations. See Note 21 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We adopted SFAS 161 effective January 1, 2009 (see Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

In December 2008, the FASB issued Staff Position FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that the adoption of FSP 132(R)-1 may have on our financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. This pronouncement is effective for interim periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009 (see Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual fiscal periods ending after June 15, 2009. We adopted SFAS 165 effective June 30, 2009, and the adoption had no impact on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This statement is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 166 may have on our financial statements.

In June 2009, the FASB issued SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental GAAP, superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This statement establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The Codification reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS 168 effective July 1, 2009, and will make the required disclosures beginning with our Quarterly Report on Form 10-Q for the period ending September 30, 2009.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on our financial statements, or do not apply to our operations.

Termination of Pending Transaction

On July 31, 2009, Hicks Acquisition Company I, Inc. (“HACI”) exercised its right under the First Amendment to the Equity Purchase Agreement between HACI and the Company’s partners and the Company, including GPC Capital Corp. II, to terminate the Equity Purchase Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2008. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2008.

Interest Rate Risk

The following table sets forth our long- and short-term debt commitments outstanding as of June 30, 2009. For variable rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of June 30, 2009. For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. This table has been updated to reflect changes directly related to the debt refinancing under the Fourth Amendment to the Credit Agreement which extended debt maturities.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) at June 30, 2009							Fair Value June 30, 2009
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable rate borrowings, including short-term amounts	$9,419	$14,713	$611,276	$7,343	$7,403	$1,141,812	$1,791,966 (a)	$1,768,630
Average interest rate	8.25%	5.94%	2.68%	7.15%	7.15%	7.15%	5.62%
Fixed rate borrowings	$10,806	$11,091	$5,727	$250,232	$9	$375,000	$652,865	$617,865
Average interest rate	16.13%	9.23%	7.73%	8.50%	3.96%	9.88%	9.42%
Total	$20,225	$25,804	$617,003	$257,575	$7,412	$1,516,812	$2,444,831	$2,386,495

(a)	Net of $22.3 million unamortized discount.

Based on the outstanding amount of our variable-rate indebtedness at June 30, 2009, a one percentage point change in the interest rates for our variable-rate indebtedness would impact annual interest expense by an aggregate of approximately $2.1 million, after taking into account the outstanding notional amount of our interest rate collar agreements at June 30, 2009.

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

	June 30, 2009	December 31, 2008
	(In thousands)
Interest rate collar agreements:
Notional amount	$385,000	$385,000
Fair value – liability	(4,411)	(6,436)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(17,212)	(16,142)
Foreign currency exchange contracts:
Notional amount	1,753	10,208
Fair value – asset (liability)	208	(240)
Natural gas swap agreements:
Notional amount	268	876
Fair value – liability	(138)	(250)

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit 2.1	First Amendment to the Equity Purchase Agreement by and between Graham
Packaging Holdings Company and Hicks Acquisition Company I, Inc.
(incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the
Company on January 28, 2009 (File No. 333-53603-03)).

Exhibit 3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company
(incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit 3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham
Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4
filed by the Company on May 26, 1998 (File No. 333-53603-03)).

Exhibit 10.1	Fourth Amendment to Credit Agreement, dated as of May 28, 2009, among Graham
Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower,
GPC Capital Corp. I, as the co-borrower, the lenders named therein and
Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders
(incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 29, 2009 (File No. 333-53603-03)).

Exhibit 10.2**	Option Agreement, dated as of June 17, 2009, between Graham Packaging Holdings
Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.1 to the
Current Report on Form 8-K filed by the Company on June 19, 2009 (File No. 333-53603-03)).

Exhibit 31.1*	Certification required by Rule 15d-14(a).

Exhibit 31.2*	Certification required by Rule 15d-14(a).

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2009

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Chief Financial Officer

By:	/s/ William E. Hennessey
William E. Hennessey
Vice President and Corporate Controller

EXHIBIT LIST

Exhibit Number	Description of Exhibit
2.1	First Amendment to the Equity Purchase Agreement by and between Graham Packaging Holdings Company and Hicks Acquisition Company I, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Company on January 28, 2009 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 2, 1998 (incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 filed by the Company on May 26, 1998 (File No. 333-53603-03)).

10.1	Fourth Amendment to Credit Agreement, dated as of May 28, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 29, 2009 (File No. 333-53603-03)).

10.2**	Option Agreement, dated as of June 17, 2009, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 19, 2009 (File No. 333-53603-03)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	— Indicates a management contract or compensatory plan arrangement.