Form 10-Q
period 2009-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2009-11-02
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$196,823	$43,879
Accounts receivable, net	221,594	233,734
Inventories	189,937	224,361
Deferred income taxes	3,001	2,829
Prepaid expenses and other current assets	38,347	57,248

Total current assets	649,702	562,051
Property, plant and equipment, net	1,045,644	1,060,594
Intangible assets, net	43,769	46,258
Goodwill	294,420	293,360
Other non-current assets	34,026	44,587

Total assets	$2,067,561	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$33,003	$56,899
Accounts payable	130,977	100,778
Accrued expenses and other current liabilities	211,425	192,207
Deferred revenue	30,530	34,646

Total current liabilities	405,935	384,530
Long-term debt	2,409,482	2,442,339
Deferred income taxes	19,123	19,669
Other non-current liabilities	102,622	119,637
Commitments and contingent liabilities (see Notes 15 and 16)
Partners’ capital (deficit):
General partners	(41,046)	(44,372)
Limited partners	(784,622)	(848,307)
Notes and interest receivable for ownership interests	(2,068)	(2,060)
Accumulated other comprehensive income	(41,865)	(64,586)

Total partners’ capital (deficit)	(869,601)	(959,325)

Total liabilities and partners’ capital (deficit)	$2,067,561	$2,006,850

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except unit and per unit data)
Net sales	$588,803	$659,127	$1,736,368	$2,003,425
Cost of goods sold	476,926	558,817	1,418,064	1,701,129

Gross profit	111,877	100,310	318,304	302,296
Selling, general and administrative expenses	32,005	31,767	89,410	100,879
Asset impairment charges	6,136	11,807	14,171	11,821
Net loss on disposal of property, plant and equipment	2,110	5,330	4,408	5,615

Operating income	71,626	51,406	210,315	183,981
Interest expense	50,138	42,197	127,019	135,087
Interest income	(360)	(193)	(832)	(520)
Gain on debt extinguishment	—	—	(756)	—
Other (income) expense, net	(520)	615	(2,065)	(720)

Income before income taxes	22,368	8,787	86,949	50,134
Income tax provision	7,430	2,898	16,497	10,674

Income from continuing operations	14,938	5,889	70,452	39,460
Loss from discontinued operations	(2,117)	(202)	(3,924)	(1,707)

Net income	$12,821	$5,687	$66,528	$37,753

Net income allocated to general partners	$641	$284	$3,326	$1,888
Net income allocated to limited partners	$12,180	$5,403	$63,202	$35,865
Earnings per unit:
Income from continuing operations
Basic	$1,115.88	$440.23	$5,262.70	$2,949.70
Diluted	$1,103.60	$430.65	$5,246.56	$2,894.10
Loss from discontinued operations
Basic	$(158.17)	$(15.09)	$(293.05)	$(127.56)
Diluted	$(156.43)	$(14.76)	$(292.15)	$(125.15)
Net income
Basic	$957.71	$425.14	$4,969.65	$2,822.15
Diluted	$947.17	$415.88	$4,954.41	$2,768.95
Weighted average basic partnership units outstanding	13,386.947	13,377.550	13,386.947	13,377.550
Weighted average diluted partnership units outstanding	13,535.879	13,675.162	13,428.124	13,634.581

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating activities:
Net income	$66,528	$37,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,554	133,136
Gain on debt extinguishment	(756)	—
Amortization of debt issuance fees	6,392	7,760
Net loss on disposal of property, plant and equipment	4,408	5,615
Pension expense	3,845	1,997
Asset impairment charges	18,308	11,821
Unrealized loss on termination of cash flow hedge accounting	4,896	—
Stock compensation expense	658	2,192
Foreign currency transaction (gain) loss	(143)	203
Interest on receivable for ownership interests	(94)	(91)
Changes in operating assets and liabilities:
Accounts receivable	12,967	7,388
Inventories	32,730	5,692
Prepaid expenses and other current assets	17,774	545
Other non-current assets	(3,476)	(7,928)
Accounts payable and accrued expenses	41,655	15,963
Pension contributions	(15,288)	(7,267)
Other non-current liabilities	(712)	1,928

Net cash provided by operating activities	308,246	216,707

Investing activities:
Cash paid for property, plant and equipment	(104,497)	(99,306)
Proceeds from sale of property, plant and equipment	879	3,299
Purchase of/investment in a business	(1,385)	—

Net cash used in investing activities	(105,003)	(96,007)

Financing activities:
Proceeds from issuance of long-term debt	38,983	296,564
Payment of long-term debt	(76,984)	(322,980)
Purchase of partnership units	(89)	—
Debt issuance fees	(14,977)	—

Net cash used in financing activities	(53,067)	(26,416)

Effect of exchange rate changes on cash and cash equivalents	2,768	(1,671)

Increase in cash and cash equivalents	152,944	92,613
Cash and cash equivalents at beginning of period	43,879	18,314

Cash and cash equivalents at end of period	$196,823	$110,927

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$111,411	$119,144
Cash paid for income taxes (net of refunds)	12,080	5,470
Non-cash investing and financing activities:
Capital leases	1,551	2,196
Accruals for purchases of property, plant and equipment	15,388	11,500
Accruals for debt issuance fees	153	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2008, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under FASB Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”). This guidance establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted this guidance effective January 1, 2008, for financial assets and liabilities (see Note 12). The Company adopted this guidance for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on its financial statements as it relates to these assets and liabilities.

In March 2008, the FASB issued guidance under ASC 815-30, “Derivatives and Hedging—Cash Flow Hedges” (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted this guidance effective January 1, 2009 (see Note 13).

In December 2008, the FASB issued guidance under ASC 715, “Defined Benefit Plans” (formerly Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under this guidance will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.” The disclosures in this guidance are effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued guidance under ASC 825-10-65-1, “Financial Instruments” (formerly Staff Position FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009 (see Note 12).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In May 2009, the FASB issued guidance under ASC 855, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual fiscal periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009, and the adoption had no impact on its financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140,” which has not yet been codified in the ASC. SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This statement is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on its financial statements.

In June 2009, the FASB issued guidance under ASC 105-10, “Generally Accepted Accounting Principles” (formerly SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This guidance establishes the ASC as the single source of authoritative nongovernmental GAAP, superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This guidance establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The ASC reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance effective July 1, 2009.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements, or do not apply to the Company’s operations.

Derivatives

During 2007, the Company entered into two interest rate collar agreements, which became effective in January 2008, under which the Company purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, the Company entered into four interest rate swap agreements which became effective in August 2009, under which the Company receives variable interest based on the Eurodollar rate and pays fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined by ASC 815, “Derivatives and Hedging,” until January 2009 when the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements is being recognized as interest expense over the period in which the previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from that date are also being recognized as interest expense. (See Note 13 for further discussion).

The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for the Company’s interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income for the nine months ended September 30, 2009. The change in fair value on the effective portion of the Company’s interest rate cash flow hedges for the nine months ended September 30, 2008, was recorded in other comprehensive income and was an unrealized loss of $2.4 million and $2.3 million for the three and nine months ended September 30, 2008, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of September 30, 2009, 59% is expected to be recognized in interest expense in the next twelve months.

During 2009, the Company entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract was renewed in the third quarter for another six months and

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

increased to $1.5 million. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.” During 2009, the Company also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; all of these contracts have expired. These foreign currency exchange contracts were not designated as hedges under ASC 815.

With respect to the cash flow hedges, the Company routinely considers the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. The Company has considered the recent market events in determining the impact, if any, of counterparty default on its cash flow hedges. The cash flow hedges that the Company currently has are with major banking institutions and the Company has concluded that the likelihood of counterparty default is remote.

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

Option Plans

The Company adopted the guidance under ASC 718-20, “Awards Classified as Equity,” on January 1, 2006, using the prospective method. In accordance with the guidance under this topic, the Company applied this guidance prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006.

The Company continued to account for equity based compensation to employees for awards outstanding as of January 1, 2006, using the intrinsic value method allowed by the guidance in ASC 718-10-30, “Stock Compensation Initial Measurement.” The exercise prices of all unit options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized for these options.

A summary of the changes in the unit options outstanding under the option plans for the nine months ended September 30, 2009, is as follows:

	Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	1,310.1	$31,976
Granted (1)	174.0	25,122
Exercised	—	—
Forfeited (2)	(122.6)	26,337

Outstanding at September 30, 2009	1,361.5	$31,608	7.4	$25.9

Vested or expected to vest	1,119.0	$32,516	7.3	$20.3
Exercisable at September 30, 2009	697.0	$32,306	6.9	$12.8

(1)	In the first nine months of 2009, the Company granted options to purchase 174.0 limited partnership units in Holdings. As a result, the Company will incur incremental compensation expense of approximately $0.6 million over the four-year vesting period of the options. The incremental expense recorded during the nine months ended September 30, 2009, was $0.1 million.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(2)	Pursuant to the employment agreement effective December 4, 2006, for Warren D. Knowlton, the Company’s former Chief Executive Officer and current Executive Chairman, Mr. Knowlton received an option (the “Performance Option”) to purchase 147.9 limited partnership units in Holdings that vests upon (A) the Blackstone Investors’ (as defined herein) sale of their entire interest in the Company and (B) the attainment of certain financial performance goals established by the Company. Seventy-five percent, or 110.9, of the limited partnership units in Holdings subject to Mr. Knowlton’s Performance Option were forfeited automatically when Mr. Knowlton ceased to be Chief Executive Officer of the Company. These 110.9 options are reflected as “forfeited” in the table above.

Equity Investments

Investments in which the Company owns 20% to 50% of the common stock of, or otherwise exercises significant influence over, an investee are accounted for under the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments, the proportionate share of earnings and losses and distributions. The Company reviews the value of equity method investments and records impairment charges in the consolidated statement of operations for any decline in value that is determined to be other-than-temporary.

On August 12, 2009, the Company purchased a 22% interest in PPI Blow Pack Private Limited, an Indian limited liability company, for $1.4 million which is being accounted for under the equity method of accounting and is reflected in other non-current assets.

Subsequent Events

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission. The Company plans to announce the pursuit of an initial public offering which is further described in Note 23. The Company has concluded that no other events or transactions have occurred that would require adjustments to, or disclosure in, its financial statements.

2. Discontinued Operations

For purposes of determining discontinued operations, the Company has determined that, in general, the plant or operating location is a component of an entity within the context of ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets.” A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its manufacturing base and closes non-performing locations. The Company evaluates the results of closed operations both quantitatively and qualitatively to determine the appropriateness of reporting the results as discontinued operations. Locations sold, where the Company retains the customer relationships, are excluded from discontinued operations, as the Company retains the direct cash flows resulting from the migration of revenue to other facilities.

The Company signed a Letter of Intent in the second quarter of 2009 to sell all of the shares of its wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party for one euro. The agreement of sale has been signed by all parties and the Company expects that the transaction will be completed in the fourth quarter of 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company’s exit from this location was due to the failure of this subsidiary to meet internal financial performance criteria. Accordingly, during the third quarter, the Company had determined the results of operations for this location, which are part of the Europe segment, would be reported as discontinued operations in the Condensed Consolidated Statements of Operations (Unaudited), in accordance with the guidance under ASC 205-20, “Discontinued Operations.” The accompanying condensed consolidated statements of operations and related notes to condensed consolidated financial statements have been restated to reflect these discontinued operations. The following table summarizes the operating results for this location for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net sales	$5,988	$6,446	$14,379	$19,795
Cost of goods sold	3,950	6,535	14,126	21,227
Selling, general and administrative expenses	13	37	4	75
Asset impairment charges	4,138	—	4,138	—
Interest expense, net	4	76	35	200

Loss from discontinued operations	$(2,117)	$(202)	$(3,924)	$(1,707)

The Company also had a cumulative foreign currency translation adjustment of $0.6 million related to this subsidiary that was charged against asset impairment charges. The assets and liabilities of this subsidiary are not significant and have not been segregated in the Condensed Consolidated Balance Sheets (Unaudited).

In accordance with the terms of the agreement, the Company will be required to pay 3.5 million euros (approximately $5.1 million), net of certain adjustments, including the balance of cash on hand, as defined within the agreement. As a result, the Company will recognize a charge subsequent to September 30, 2009, for the amount of this net payment.

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $5.3 million and $6.5 million at September 30, 2009, and December 31, 2008, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the nine months ended September 30, 2009 and 2008, 69.7% and 71.7% of the Company’s net sales were generated by its top twenty customers. The Company’s sales to PepsiCo, the Company’s largest customer, were 11.3% and 14.0% of total sales for the nine months ended September 30, 2009 and 2008, respectively. All of these sales were made in North America.

The Company had $140.7 million and $141.8 million of accounts receivable from its top twenty customers as of September 30, 2009, and December 31, 2008, respectively. The Company had $17.0 million and $16.9 million of accounts receivable from PepsiCo as of September 30, 2009, and December 31, 2008, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$127,899	$144,394
Raw materials	62,038	79,967

Total	$189,937	$224,361

6. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	September 30, 2009	December 31, 2008
	(in years)	(In thousands)
Land		$39,237	$39,424
Buildings and improvements	7-31.5	229,262	225,467
Machinery and equipment	3-15	1,362,151	1,314,791
Molds and tooling	3-5	283,048	273,312
Construction in progress		67,393	68,263

Property, plant and equipment		1,981,091	1,921,257
Less: accumulated depreciation and amortization		935,447	860,663

Property, plant and equipment, net		$1,045,644	$1,060,594

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended September 30, 2009 and 2008, was $37.4 million and $42.9 million, respectively, and for the nine months ended September 30, 2009 and 2008, was $112.6 million and $126.0 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the nine months ended September 30, 2009 and 2008, was $2.5 million and $3.2 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2009, and December 31, 2008.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2009, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$24,171	$(7,751)	$16,420	10 years
Customer relationships	33,708	(6,365)	27,343	16 years
Non-compete agreement	1,500	(1,494)	6	5 years

Total	$59,379	$(15,610)	$43,769

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

Amortization expense for the three months ended September 30, 2009 and 2008, was $1.3 million and $1.4 million, respectively, and for the nine months ended September 30, 2009 and 2008, was $3.8 million and $4.3 million, respectively. Remaining estimated aggregate amortization expense for 2009 is $1.2 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2010	$4,700
2011	4,600
2012	4,600
2013	4,500
2014	4,100

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at December 31, 2008	$277,499	$15,826	$35	$293,360
Foreign currency translation adjustments	665	398	(3)	1,060

Balance at September 30, 2009	$278,164	$16,224	$32	$294,420

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

9. Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in Argentina, Brazil, Mexico, Poland and the United States for the nine months ended September 30, 2009, and in Brazil, Canada, Mexico and the United States for the nine months ended September 30, 2008. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded in continuing operations of $6.1 million and $14.2 million for the three and nine months ended September 30, 2009, respectively, and $11.8 million for each of the three and nine months ended September 30, 2008.

The Company signed a Letter of Intent in the second quarter of 2009 to sell its manufacturing facility located in Meaux, France to an independent third party for one euro. The agreement of sale has been signed by all parties and the Company expects that this transaction will be completed in the fourth quarter of 2009. The Company had concluded that the net assets related to this transaction were fully impaired and recorded an impairment charge within discontinued operations of $4.1 million for each of the three and nine months ended September 30, 2009.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Accrued employee compensation and benefits	$67,343	$65,460
Accrued interest	37,322	32,969
Accrued sales allowance	22,843	27,425
Other	83,917	66,353

	$211,425	$192,207

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant located in Edison, New Jersey and the related severing of 115 employees, 112 of whom were terminated by September 30, 2009. Substantially all of the cash payments for these termination benefits are expected to be made by March 31, 2010. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. The severance accrual at September 30, 2009, was included in accrued employee compensation and benefits.

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2008	$4,662	$2,126	$6,788
Charged to expense during the year	3,545	86	3,631
Payments during the year	(5,064)	(1,498)	(6,562)
Foreign currency translation adjustments	—	36	36
Other adjustments	(126)	(589)	(715)

Balance at December 31, 2008	3,017	161	3,178
Payments during the period	(2,214)	—	(2,214)
Foreign currency translation adjustments	—	(12)	(12)
Other adjustments	(19)	(149)	(168)

Balance at September 30, 2009	$784	$—	$784

11. Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Term loans (net of $21.1 million and $0.0 million unamortized discount as of September 30, 2009, and December 31, 2008, respectively)	$1,784,472	$1,842,188
Revolver	—	—
Foreign and other revolving credit facilities	3,133	2,455
Senior Notes	250,000	250,000
Senior Subordinated Notes	375,000	375,000
Capital leases	18,540	21,427
Other	11,340	8,168

	2,442,485	2,499,238
Less amounts classified as current (net of $4.8 million and $0.0 million unamortized discount as of September 30, 2009, and December 31, 2008, respectively)	33,003	56,899

Total	$2,409,482	$2,442,339

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

After giving effect to the Amendment, the Credit Agreement consists of a non-extended senior secured term loan (“Term Loan B”) and an extended senior secured term loan (“Term Loan C” and, together with the Term Loan B, the “Term Loans” or “Term Loan Facility”) to the Operating Company in aggregate principal amounts of $611.6 million and $1,172.9 million ($1,194.0 million outstanding less $21.1 million unamortized discount) as of September 30, 2009, respectively. In addition, after giving effect to the Amendment, the Credit Agreement consists of a non-extended senior secured revolving credit facility (“Non-Extending Revolver”) and an extended senior secured revolving credit facility (“Extending Revolver” and, together with the Non-Extending Revolver, the “Revolver”) in aggregate principal amounts available of $135.2 million and $112.8 million, respectively. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company.

The Term Loan B is payable in quarterly installments and requires payments of $1.6 million in the fourth quarter of 2009, $6.3 million in 2010 and $603.7 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan B is October 7, 2011. The Term Loan C is payable in quarterly installments and requires payments of $3.0 million in the fourth quarter of 2009, $12.0 million in each of 2010, 2011, 2012 and 2013 and $1,143.0 million in 2014 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan C is the earlier of April 5, 2014, and the date that is 91 days prior to the maturity of the Company’s 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date.

The Non-Extending Revolver expires on October 7, 2010, and the Extending Revolver expires on the earlier of October 1, 2013, and the date that is 91 days prior to the maturity of the Company’s 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date. Availability under the Revolver as of September 30, 2009, was $237.3 million (as reduced by $10.7 million of outstanding letters of credit).

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 30, 2009, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

As required by the guidance under ASC 470-50-40, “Modifications and Extinguishments,” the Company performed an analysis to determine whether the Amendment would be recorded as an extinguishment of debt or a modification of debt. Based on the Company’s analysis, it was determined that the Amendment qualified as a debt extinguishment under this guidance and, as a result, the Company recorded a gain on debt extinguishment of $0.8 million. The gain on debt extinguishment is comprised of the following items (in millions):

Recorded value of debt subject to amendment, prior to amendment	$1,200.0
Fair value of debt resulting from amendment (see Note 12 for further discussion)	(1,177.3)

Gain on extinguished debt, before costs	22.7
Write-off of deferred financing fees on extinguished debt	(9.3)
New issuance costs on extinguished debt	(12.6)

Total	$0.8

In conjunction with the Amendment, the Company recorded $2.5 million in deferred financing fees, which are included in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) and are being amortized to interest expense over the terms of the respective debt using the effective interest method.

As of September 30, 2009, and December 31, 2008, the Company had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

12. Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,793.0 million (net of $21.1 million unamortized discount) and $1,846.1 million at September 30, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $1,797.3 million and $1,325.7 million at September 30, 2009, and December 31, 2008, respectively. The Company’s fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $649.5 million and $653.1 million at September 30, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $658.3 million and $436.9 million at September 30, 2009, and December 31, 2008, respectively.

Derivatives

On January 1, 2008, the Company adopted the guidance under ASC 820-10, which established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

c)	Inputs other than quoted prices that are observable for the asset or liability.

d)	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs are unobservable inputs for the asset or liability.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest rate collar agreements	$—	$2,643	$—
Interest rate swap agreements	—	18,766	—
Foreign currency exchange contract	—	42	—
Natural gas swap agreements	—	56	—

The fair values of the Company’s derivative financial instruments are observable at commonly quoted intervals for the full term of the derivatives and therefore considered level 2 inputs.

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at September 30, 2009, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company also recorded impairment charges in continuing operations of $6.1 million and $14.2 million for the three and nine months ended September 30, 2009, respectively, for long-lived assets in Argentina, Brazil, Mexico, Poland and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using a risk-adjusted rate, which the Company considers level 3 inputs.

As previously discussed, the Company signed a Letter of Intent in the second quarter of 2009 to sell its manufacturing facility located in Meaux, France to an independent third party. The agreement of sale has been signed by all parties and the Company expects that this transaction will be completed in the fourth quarter of 2009. Results of operations for this location are being treated as discontinued operations. After consideration of level 3 inputs, the Company has concluded that there are no projected future cash flows for this location and, as a result, the Company recorded an impairment charge in discontinued operations of $4.1 million for each of the three and nine months ended September 30, 2009.

As previously discussed, on May 28, 2009, the Company entered into the Fourth Amendment to the Credit Agreement. In accordance with the guidance under ASC 470-50-40, this transaction was treated as a debt extinguishment and the new debt was initially recorded at its fair value of $1,177.3 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value discount of $22.7 million is being amortized to interest expense over the term of the Term Loan C using the effective interest method.

13. Derivative Financial Instruments

The Company’s business and activities expose it to a variety of market risks, including risks related to changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

During the first quarter of 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding as of September 30, 2009, were as follows:

Notional Amount
(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,544
Natural gas swap agreements	111

Total derivatives designated as hedges	$1,655

Derivatives not designated as hedges:
Interest rate collar agreements	$385,000
Interest rate swap agreements	350,000

Total derivatives not designated as hedges	$735,000

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The fair values of the Company’s derivative instruments outstanding as of September 30, 2009, were as follows:

	Balance Sheet Location	Fair Value
		(In thousands)
Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Accrued expenses and other current liabilities	$42
Natural gas swap agreements	Accrued expenses and other current liabilities	56

Total derivatives designated as hedges		98

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	2,643
Interest rate swap agreements	Accrued expenses and other current liabilities	10,163
Interest rate swap agreements	Other non-current liabilities	8,603

Total derivatives not designated as hedges		21,409

Total liability derivatives		$21,507

The gains and losses on the Company’s derivative instruments during the three and nine months ended September 30, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended September 30, 2009		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended September 30, 2009
	Three Months	Nine Months		Three Months	Nine Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(44)	$107	Other (loss) income, net	$(44)	$107
Natural gas swap agreements	(12)	(173)	Cost of goods sold	(94)	(367)

Total derivatives designated as hedges	$(56)	$(66)		$(138)	$(260)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended September 30, 2009
				Three Months	Nine Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$(2,079)	$(6,282)
Interest rate swap agreements			Interest expense	(4,791)	(5,860)
Foreign currency exchange contracts			Other income, net	11	95

Total derivatives not designated as hedges				$(6,859)	$(12,047)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

14. Income Taxes

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the nine months ended September 30, 2009, the valuation allowance decreased by $8.0 million, primarily as a result of changes in deferred income tax assets associated with current year utilization of net operating losses.

The Company had $9.7 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of September 30, 2009. For the nine months ended September 30, 2009, the Company recorded a net decrease in UTB of $0.8 million, exclusive of interest and penalties. Offsetting long-term deferred income tax assets at September 30, 2009, were $0.6 million. As of September 30, 2009, the Company had recorded additional UTB of $5.1 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $7.7 million of UTB at September 30, 2009, if recognized, would impact the Company’s effective tax rate.

15. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $12.8 million and $37.8 million for the three and nine months ended September 30, 2009, respectively, and $13.0 million and $40.5 million for the three and nine months ended September 30, 2008, respectively.

Under certain agreements, the Company is obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family Investors (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and the Blackstone Investors (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P.), respectively. See Note 21 for further discussion of the Company’s obligations under these agreements.

16. Contingencies and Legal Proceedings

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleges that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. The Company believes that OnTech’s claims are without legal, contractual or factual merit. In its statement of claims, OnTech alleges, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech is seeking to recover the value of its business, which it alleges is between $80 million and $150 million, which is in excess of 10% of the Company’s current assets. The Company is vigorously defending against these claims and does not expect them to materially adversely affect its business. The arbitration is currently scheduled to be heard by a three arbitrator panel between March 15, 2010 and March 23, 2010.

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

#171 (the “Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in the two companies’ pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

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

17. Condensed Guarantor Data

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

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2009, and December 31, 2008, and the related condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$144,848	$1	$51,974	$—	$—	$196,823
Accounts receivable, net	—	76,804	75,888	68,902	—	—	221,594
Inventories	—	73,267	75,601	41,069	—	—	189,937
Deferred income taxes	—	—	—	3,001	—	—	3,001
Prepaid expenses and other current assets	—	6,655	15,135	16,557	—	—	38,347

Total current assets	—	301,574	166,625	181,503	—	—	649,702
Property, plant and equipment, net	—	429,489	367,864	248,291	—	—	1,045,644
Intangible assets, net	—	7,184	31,988	4,597	—	—	43,769
Goodwill	—	8,821	235,924	49,675	—	—	294,420
Net intercompany	—	1,055,868	—	—	—	(1,055,868)	—
Investment in subsidiaries	—	163,139	242,474	—	—	(405,613)	—
Other non-current assets	—	27,522	178	6,326	—	—	34,026

Total assets	$—	$1,993,597	$1,045,053	$490,392	$—	$(1,461,481)	$2,067,561

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$18,972	$737	$13,294	$—	$—	$33,003
Accounts payable	—	58,970	41,390	30,617	—	—	130,977
Accrued expenses and other current liabilities	—	114,896	44,315	52,214	—	—	211,425
Deferred revenue	—	15,440	9,346	5,744	—	—	30,530

Total current liabilities	—	208,278	95,788	101,869	—	—	405,935
Long-term debt	—	2,406,990	1,261	1,231	—	—	2,409,482
Deferred income taxes	—	168	5,362	13,593	—	—	19,123
Other non-current liabilities	—	60,673	20,390	21,559	—	—	102,622
Investment in subsidiaries	682,512	—	—	—	—	(682,512)	—
Net intercompany	187,089	—	818,246	50,533	—	(1,055,868)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(869,601)	(682,512)	104,006	301,607	—	276,899	(869,601)

Total liabilities and partners’ capital (deficit)	$—	$1,993,597	$1,045,053	$490,392	$—	$(1,461,481)	$2,067,561

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$256,535	$220,463	$134,206	$—	$(22,401)	$588,803
Cost of goods sold	—	207,972	185,592	105,763	—	(22,401)	476,926

Gross profit	—	48,563	34,871	28,443	—	—	111,877
Selling, general and administrative expenses	—	13,075	12,066	6,864	—	—	32,005
Asset impairment charges	—	1,484	541	4,111	—	—	6,136
Net loss (gain) on disposal of property, plant and equipment	—	1,482	743	(115)	—	—	2,110

Operating income	—	32,522	21,521	17,583	—	—	71,626
Interest expense, net	—	36,649	11,808	1,321	—	—	49,778
Other expense (income), net	—	83	(9,130)	(433)	—	8,960	(520)
Equity in earnings of subsidiaries	(12,821)	(17,423)	(3,844)	—	—	34,088	—

Income (loss) before income taxes	12,821	13,213	22,687	16,695	—	(43,048)	22,368
Income tax provision (benefit)	—	392	(846)	7,884	—	—	7,430

Income (loss) from continuing operations	12,821	12,821	23,533	8,811	—	(43,048)	14,938
Loss from discontinued operations	—	—	—	(2,117)	—	—	(2,117)

Net income (loss)	$12,821	$12,821	$23,533	$6,694	$—	$(43,048)	$12,821

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$762,529	$672,494	$360,734	$—	$(59,389)	$1,736,368
Cost of goods sold	—	627,784	558,928	290,741	—	(59,389)	1,418,064

Gross profit	—	134,745	113,566	69,993	—	—	318,304
Selling, general and administrative expenses	—	36,766	33,381	19,263	—	—	89,410
Asset impairment charges	—	7,760	2,210	4,201	—	—	14,171
Net loss on disposal of property, plant and equipment	—	2,533	1,393	482	—	—	4,408

Operating income	—	87,686	76,582	46,047	—	—	210,315
Interest expense, net	—	88,590	34,331	3,266	—	—	126,187
Gain on debt extinguishment	—	(756)	—	—	—	—	(756)
Other (income) expense, net	—	(12,954)	(15,075)	(850)	—	26,814	(2,065)
Equity in earnings of subsidiaries	(66,528)	(55,034)	(14,318)	—	—	135,880	—

Income (loss) before income taxes	66,528	67,840	71,644	43,631	—	(162,694)	86,949
Income tax provision	—	1,312	561	14,624	—	—	16,497

Income (loss) from continuing operations	66,528	66,528	71,083	29,007	—	(162,694)	70,452
Loss from discontinued operations	—	—	—	(3,924)	—	—	(3,924)

Net income (loss)	$66,528	$66,528	$71,083	$25,083	$—	$(162,694)	$66,528

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$290,620	$239,130	$145,985	$—	$(16,608)	$659,127
Cost of goods sold	—	240,587	214,879	119,959	—	(16,608)	558,817

Gross profit	—	50,033	24,251	26,026	—	—	100,310
Selling, general and administrative expenses	—	13,049	11,873	6,845	—	—	31,767
Asset impairment charges	—	7,190	4,283	334	—	—	11,807
Net loss on disposal of property, plant and equipment	—	3,122	2,194	14	—	—	5,330

Operating income	—	26,672	5,901	18,833	—	—	51,406
Interest expense, net	—	24,962	15,690	1,352	—	—	42,004
Other (income) expense, net	—	(70)	632	53	—	—	615
Equity in earnings of subsidiaries	(5,687)	(4,398)	(9,262)	—	—	19,347	—

Income (loss) before income taxes	5,687	6,178	(1,159)	17,428	—	(19,347)	8,787
Income tax provision	—	491	65	2,342	—	—	2,898

Income (loss) from continuing operations	5,687	5,687	(1,224)	15,086	—	(19,347)	5,889
Loss from discontinued operations	—	—	—	(202)	—	—	(202)

Net income (loss)	$5,687	$5,687	$(1,224)	$14,884	$—	$(19,347)	$5,687

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$875,713	$773,462	$420,739	$—	$(66,489)	$2,003,425
Cost of goods sold	—	727,406	690,655	349,557	—	(66,489)	1,701,129

Gross profit	—	148,307	82,807	71,182	—	—	302,296
Selling, general and administrative expenses	—	41,637	37,114	22,128	—	—	100,879
Asset impairment charges	—	10,452	777	592	—	—	11,821
Net loss (gain) on disposal of property, plant and equipment	—	2,395	3,271	(51)	—	—	5,615

Operating income	—	93,823	41,645	48,513	—	—	183,981
Interest expense, net	—	80,534	49,814	4,219	—	—	134,567
Other expense (income), net	—	121	(187)	(654)	—	—	(720)
Equity in earnings of subsidiaries	(37,753)	(25,976)	(20,369)	—	—	84,098	—

Income (loss) before income taxes	37,753	39,144	12,387	44,948	—	(84,098)	50,134
Income tax provision	—	1,391	364	8,919	—	—	10,674

Income (loss) from continuing operations	37,753	37,753	12,023	36,029	—	(84,098)	39,460
Loss from discontinued operations	—	—	—	(1,707)	—	—	(1,707)

Net income (loss)	$37,753	$37,753	$12,023	$34,322	$—	$(84,098)	$37,753

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$94,058	$161,867	$80,605	$—	$(28,284)	$308,246

Investing activities:
Net cash paid for property, plant and equipment	—	(48,470)	(33,746)	(21,402)	—	—	(103,618)
Acquisition of/investment in a business	—	(1,750)	(345)	(27,117)	—	27,827	(1,385)
Intercompany investing activities	—	(34,852)	(162,376)	—	—	197,228	—

Net cash (used in) provided by investing activities	—	(85,072)	(196,467)	(48,519)	—	225,055	(105,003)

Financing activities:
Proceeds from issuance of long-term debt	—	7,397	—	31,586	—	—	38,983
Payment of long-term debt	—	(46,693)	(252)	(30,039)	—	—	(76,984)
Intercompany financing activities	—	154,927	34,852	7,449	—	(197,228)	—
Purchase of partnership units	—	(89)	—	—	—	—	(89)
Debt issuance fees	—	(14,977)	—	—	—	—	(14,977)

Net cash provided by (used in) financing activities	—	100,565	34,600	8,996	—	(197,228)	(53,067)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,311	—	457	2,768

Increase in cash and cash equivalents	—	109,551	—	43,393	—	—	152,944
Cash and cash equivalents at beginning of period	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of period	$—	$144,848	$1	$51,974	$—	$—	$196,823

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$91,076	$65,888	$59,743	$—	$—	$216,707

Investing activities:
Net cash paid for property, plant and equipment	—	(37,129)	(28,392)	(30,486)	—	—	(96,007)
Acquisition of/investment in a business	—	—	(4,025)	4,025	—	—	—
Intercompany investing activities	—	43,552	—	—	—	(43,552)	—

Net cash provided by (used in) investing activities	—	6,423	(32,417)	(26,461)	—	(43,552)	(96,007)

Financing activities:
Proceeds from issuance of long-term debt	—	217,402	—	79,162	—	—	296,564
Payment of long-term debt	—	(242,669)	(193)	(80,118)	—	—	(322,980)
Intercompany financing activities	—	—	(33,279)	(10,273)	—	43,552	—

Net cash (used in) provided by financing activities	—	(25,267)	(33,472)	(11,229)	—	43,552	(26,416)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,671)	—	—	(1,671)

Increase (decrease) in cash and cash equivalents	—	72,232	(1)	20,382	—	—	92,613
Cash and cash equivalents at beginning of period	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of period	$—	$76,047	$1	$34,879	$—	$—	$110,927

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

18. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$12,821	$5,687	$66,528	$37,753
Changes in fair value of derivatives designated and accounted for as cash flow hedges, net of tax of $0 for all periods presented	87	(1,421)	434	(1,825)
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements, net of tax of $0 for all periods presented	2,848	—	6,065	—
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans, net of a tax benefit of $230 and $210 for the three and nine months ended September 30, 2009, respectively, and a tax benefit of $85 and $66 for the three and nine months ended September 30, 2008, respectively	(230)	(52)	1,071	422
Currency translation adjustments, net of a tax benefit of $23 and $29 for the three and nine months ended September 30, 2009, respectively, and a tax benefit of $440 and $91 for the three and nine months ended September 30, 2008, respectively	10,291	(31,831)	15,151	(5,274)

Comprehensive income (loss)	$25,817	$(27,617)	$89,249	$31,076

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

19. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three and nine months ended September 30, 2009 and 2008, and as of September 30, 2009, and December 31, 2008, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations	Total
					(a)
		(In thousands)
Net sales (b) (c)	Three months ended September 30, 2009	$500,074	$61,257	$27,530	$(58)	$588,803
	Three months ended September 30, 2008	562,054	70,773	26,687	(387)	659,127
	Nine months ended September 30, 2009	1,497,834	171,622	67,162	(250)	1,736,368
	Nine months ended September 30, 2008	1,719,288	214,446	70,893	(1,202)	2,003,425

Operating income (loss)	Three months ended September 30, 2009	$62,578	$9,187	$(139)	$—	$71,626
	Three months ended September 30, 2008	39,886	9,208	2,312	—	51,406
	Nine months ended September 30, 2009	188,382	24,902	(2,969)	—	210,315
	Nine months ended September 30, 2008	156,589	25,368	2,024	—	183,981

Depreciation and amortization	Three months ended September 30, 2009	$34,414	$3,737	$1,142	$—	$39,293
	Three months ended September 30, 2008	38,491	4,982	1,306	—	44,779
	Nine months ended September 30, 2009	101,738	13,208	3,275	—	118,221
	Nine months ended September 30, 2008	112,435	15,077	3,865	—	131,377

Asset impairment charges	Three months ended September 30, 2009	$3,414	$1,428	$1,294	$—	$6,136
	Three months ended September 30, 2008	11,521	—	286	—	11,807
	Nine months ended September 30, 2009	11,449	1,428	1,294	—	14,171
	Nine months ended September 30, 2008	11,535	—	286	—	11,821

Interest expense, net	Three months ended September 30, 2009	$48,542	$322	$914	$—	$49,778
	Three months ended September 30, 2008	40,614	704	686	—	42,004
	Nine months ended September 30, 2009	123,119	879	2,189	—	126,187
	Nine months ended September 30, 2008	130,598	2,068	1,901	—	134,567
Other expense (income), net	Three months ended September 30, 2009	$1,085	$(33)	$(102)	$(1,470)	$(520)

	Three months ended September 30, 2008	824	(268)	59	—	615
	Nine months ended September 30, 2009	(867)	753	(3,361)	1,410	(2,065)
	Nine months ended September 30, 2008	245	(472)	(493)	—	(720)
Income tax provision (benefit)	Three months ended September 30, 2009	$3,135	$4,273	$22	$—	$7,430

	Three months ended September 30, 2008	(8)	2,345	561	—	2,898
	Nine months ended September 30, 2009	6,677	8,673	1,147	—	16,497
	Nine months ended September 30, 2008	3,047	6,884	743	—	10,674

Identifiable assets (b) (c) (d)	As of September 30, 2009	$851,431	$143,695	$50,518	$—	$1,045,644
	As of December 31, 2008	870,493	151,436	38,665	—	1,060,594

Goodwill	As of September 30, 2009	$278,164	$16,224	$32	$—	$294,420
	As of December 31, 2008	277,499	15,826	35	—	293,360

Cash paid for property, plant and equipment	Nine months ended September 30, 2009	$86,629	$8,192	$9,676	$—	$104,497
	Nine months ended September 30, 2008	77,677	13,142	8,487	—	99,306

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Poland	$12.8	$16.9	$35.5	$50.0
Belgium	13.2	14.1	39.8	43.8
Spain	12.3	11.5	29.8	31.7
France	6.0	8.8	17.0	27.0

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	September 30, 2009	December 31, 2008
	(In millions)
Poland	$35.7	$37.7
Belgium	34.0	33.6
Spain	25.2	27.6
France (1)	15.9	20.1

(1)	Amount as of December 31, 2008, includes assets located in Meaux, France with a carrying value as of December 31, 2008, of $6.7 million; all assets at this location were fully impaired as of September 30, 2009.

(c)	The Company’s net sales for North America include sales in Mexico which totaled $41.4 million and $43.1 million for the three months ended September 30, 2009 and 2008, respectively, and $110.9 million and $117.7 million for the nine months ended September 30, 2009 and 2008, respectively. Identifiable assets in Mexico totaled $52.0 million and $51.6 million as of September 30, 2009, and December 31, 2008, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Food and Beverage	$354,053	$397,143	$1,067,635	$1,231,940
Household	112,335	128,566	319,488	371,669
Personal Care/Specialty	43,804	46,686	129,622	141,310
Automotive Lubricants	78,611	86,732	219,623	258,506

Total Net Sales	$588,803	$659,127	$1,736,368	$2,003,425

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

20. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$579	$580	$1,715	$1,988
Interest cost	1,520	1,406	4,516	4,235
Expected return on plan assets	(1,444)	(1,673)	(4,296)	(5,038)
Net amortization and deferral of prior service costs	588	216	1,761	653
Curtailment/special charges	103	239	207	239
Employee contributions	(21)	(26)	(58)	(80)

Net periodic pension cost	$1,325	$742	$3,845	$1,997

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $6.7 million to its pension plans in 2009. This amount has been adjusted to $4.0 million as a result of the Workers, Retiree and Employer Recovery Act of 2008. In addition, on April 1, 2009, the Company made a voluntary contribution of $12.7 million to its U.S. defined benefit plans to maintain specific funding target percentages. As of September 30, 2009, $2.6 million of required contributions to its pension plans has been made and the Company expects to make an additional $1.4 million of contributions in the remainder of 2009.

In June 2009, the Company announced that it was closing its plant located in Bristol, PA. The closing is expected to occur during the fourth quarter of 2009. As a result of this closing, the Company has recorded a preliminary curtailment charge of $0.2 million for the vesting of all non-vested pension plan participants. This amount will be finalized at the time of the actual plant closing.

The Company recognized $1.9 million and $2.1 million of expense for its 401(k) plans in the third quarter of 2009 and 2008, respectively, and $5.5 million and $6.3 million of expense for its 401(k) plans in the first nine months of 2009 and 2008, respectively.

21. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.5 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Affiliates of both of the Graham Family Investors and the Blackstone Investors have supplied management services to the Company since 1998. The Company has recorded $1.3 million of expense for these services for each of the three months ended September 30, 2009 and 2008, and $3.8 million of expense for these services for each of the nine months ended September 30, 2009 and 2008. Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement, the Company is obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family Investors and the Blackstone Investors, respectively.

At September 30, 2009, the Company had loans outstanding to certain current and former management employees of the Company for the purchase of shares of BMP/Graham Holdings Corporation, which owns, directly and indirectly, approximately 85% of the Company. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans and by a security interest in any bonus due and payable to the respective borrowers on or after the maturity date of the loans. The loans and related interest, totaling $2.1 million as of September 30, 2009, and December 31, 2008, are reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

On behalf of the Blackstone Investors, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Company on January 5, 2007, for its repurchase of all of their outstanding shares in BMP/Graham Holdings Corporation, which owns approximately 85% of the Company, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of the Blackstone Investors, the Company made a payment to a former Senior Vice President on April 10, 2009, for its repurchase of all of his outstanding shares in BMP/Graham Holdings Corporation. As a result of these payments, the Blackstone Investors became the owners of these shares and owe the Company $4.4 million. This receivable is reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

The Company incurred a $5.0 million fee from Blackstone Management Partners III L.L.C. in connection with the Fourth Amendment to the Credit Agreement. This amount was charged against the gain on debt extinguishment (see Note 11).

22. Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of evaluating and implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve of $0.4 million for this obligation. This amount may change based on results of additional investigation expected to be undertaken for NJDEP.

23. Subsequent Event – Equity Offering

The Company is currently pursuing an initial public offering, which is expected to be completed during 2010. Immediately prior to the offering of common stock contemplated by the Company, Graham Packaging Holdings Company and GPC Capital Corp. II, which is currently a subsidiary of the Company, will undergo a reorganization. GPC Capital Corp. II will change its name to Graham Packaging Company Inc. and exchange newly issued shares of its common stock for all of the partnership interests of Graham Packaging Holdings Company.

As a result of these transactions, Graham Packaging Company Inc. will be the parent company of the Company. Further, the Company expects to recognize certain net deferred income tax assets, representing the difference between the financial reporting and tax bases of the Company’s assets and liabilities, and certain other balances that may result from these transactions. These balances will be accounted for by recording deferred income tax assets, net of any required valuation allowance, and such other amounts as appropriate. The amounts recorded upon the completion of these transactions will be determined at the closing based on facts existing at the date of the reorganization described above, and will be dependent upon a number of factors including the final structure, shareholder ownership and balances existing at that date. These amounts could be material to the Company.

24. Earnings Per Unit

Basic net income per unit is computed by dividing net income available to partners by the weighted average number of units outstanding for the period. Diluted net income per unit reflects the potential dilution that could occur if options were exercised that then shared in the income available to the partners, subject to anti-dilution limitations. For the three months ended September 30, 2009, and 2008, and the nine months ended September 30, 2009, and 2008, there were 360.27, 281.19, 1,009.17 and 281.19, respectively, of potential options to purchase units that have been excluded from the computations of diluted net income per unit, due primarily to related contingencies not being met as of the reporting dates. For the three months ended September 30, 2009, and 2008, and the nine months ended September 30, 2009, and 2008, 148.932, 297.612, 41.177, and 257.031, respectively, of weighted options to purchase units have been included in weighted average diluted partnership units outstanding on the accompanying unaudited condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date made and unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2008. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

Overview

Unless the context otherwise requires, all references herein to the “Company,” “we,” “our” or “us” refer to Holdings and its subsidiaries.

We are a worldwide leader in the design, manufacture and sale of value-added, custom blow molded plastic containers for the branded food and beverage, household, personal care/specialty and automotive lubricants product categories. As of September 30, 2009, we operated a network of 84 manufacturing facilities throughout North America, Europe and South America. Our primary strategy is to operate in select markets that will position us to benefit from the growing conversion to value-added plastic packaging.

Management believes that the critical success factors to our business are our ability to:

•	maintain relationships with, and serve the complex packaging demands of, our customers, which include some of the world’s largest branded consumer products companies;

•	participate in growth opportunities associated with the conversion of packaging products from glass, metal and paper to plastic;

•	develop proprietary technologies that provide a meaningful competitive advantage in product design, product performance, process technology and sustainability features;

•	focus on operational excellence, cost reductions and overall efficiencies;

•	make investments in plant and technology necessary to satisfy the factors mentioned above; and

•	reduce our financial leverage.

Management believes that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the industry’s continued conversion to plastic packaging, including the demand for containers for juices and juice drinks, nutritional beverages, beer, yogurt drinks, liquor, teas, sports drinks/isotonics, vitamin enhanced waters, snacks, sauces, jellies and jams. Much of the growth in this area in recent years has been in the sale of smaller sized containers. We believe we are a leader in providing value-added hot-fill polyethylene terephthalate (“PET”) juice containers. We also believe we are a leading participant in the rapidly growing markets for yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins.

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

As of September 30, 2009, we operated 29 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of two new plants in Brazil.

For the nine months ended September 30, 2009, 69.7% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 11.3% and 14.0% of total sales for the nine months ended September 30, 2009 and 2008, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
PET	$0.77	$0.96	$0.72	$0.92
HDPE	$0.69	$1.01	$0.65	$0.92

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing, in accordance with our agreements with these customers and industry practice. A sustained increase in resin prices relative to other packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers.

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

On October 30, 2009, we signed an agreement to sell all of the shares of our wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party for one euro. Our exit from this location was due to its failure to meet internal financial performance criteria. During the third quarter of 2009, we had determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations.” Our consolidated statements of operations have been restated to reflect these discontinued operations. Accordingly, our discussion on results of operations below, unless otherwise indicated, is based on results from continuing operations.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in millions)
North America	$500.0	84.9%	$561.7	85.2%	$1,497.6	86.2%	$1,718.2	85.8%
Europe	61.3	10.4	70.7	10.7	171.6	9.9	214.3	10.7
South America	27.5	4.7	26.7	4.1	67.2	3.9	70.9	3.5

Total Net Sales	$588.8	100.0%	$659.1	100.0%	$1,736.4	100.0%	$2,003.4	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in millions)
Food and Beverage	$354.1	60.1%	$397.1	60.2%	$1,067.7	61.5%	$1,231.9	61.5%
Household	112.3	19.1	128.6	19.5	319.5	18.4	371.7	18.5
Personal Care/Specialty	43.8	7.4	46.7	7.1	129.6	7.5	141.3	7.1
Automotive Lubricants	78.6	13.4	86.7	13.2	219.6	12.6	258.5	12.9

Total Net Sales	$588.8	100.0%	$659.1	100.0%	$1,736.4	100.0%	$2,003.4	100.0%

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$588.8	$659.1	(10.7)%
Cost of goods sold	476.9	558.8	(14.7)

Gross profit	111.9	100.3	11.6
% of net sales (1)	19.0%	15.2%
Selling, general and administrative expenses	32.0	31.8	0.6
% of net sales (1)	5.4%	4.8%
Asset impairment charges	6.1	11.8	(48.3)
Net loss on disposal of property, plant and equipment	2.2	5.3	(58.5)

Operating income	71.6	51.4	39.3
% of net sales (1)	12.2%	7.8%
Interest expense	50.2	42.2	19.0
Interest income	(0.4)	(0.2)	100.0
Other (income) expense, net	(0.5)	0.6	>100.0
Income tax provision	7.4	2.9	>100.0

Income from continuing operations	14.9	5.9	>100.0
Loss from discontinued operations	(2.1)	(0.2)	>100.0

Net income	$12.8	$5.7	>100.0%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the three months ended September 30, 2009, decreased $70.3 million, or 10.7%, from the three months ended September 30, 2008. A large part of the decrease in net sales was due to a decrease in resin costs which are passed through to customers, where the average market price per pound of PET in the U.S. decreased from $0.96 to $0.77 and the average market price per pound of HDPE in the U.S. decreased from $1.01 to $0.69. Additional contributing factors to the decrease in net sales were the negative impact of changes in exchange rates of $23.6 million and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. The decrease was partially offset by an increase in unit volume of 5.4%.

On an operating segment basis, sales for the three months ended September 30, 2009, in North America decreased $61.7 million, or 11.0%, from the three months ended September 30, 2008, primarily due to a decrease in resin costs, the negative impact of changes in exchange rates and price reductions, partially offset by an increase in unit volume. North American sales in the food and beverage, household, personal care/specialty and automotive lubricants product categories contributed $35.8 million, $14.5 million, $2.5 million and $8.9 million, respectively, to the decrease. Container units sold in North America increased in the food and beverage and household product categories by 8.8% and 0.8%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 1.3% and 3.7%, respectively.

Sales for the three months ended September 30, 2009, in Europe decreased $9.4 million, or 13.3%, from the three months ended September 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $7.8 million and a decrease in resin costs, partially offset by an increase in unit volume.

Sales for the three months ended September 30, 2009, in South America increased $0.8 million, or 3.0%, from the three months ended September 30, 2008. The increase in sales was primarily due to an increase in unit volume and certain price increases, partially offset by the negative impact of changes in exchange rates of $3.7 million.

Gross Profit. Gross profit for the three months ended September 30, 2009, increased $11.6 million, or 11.6%, from the three months ended September 30, 2008. Gross profit for the three months ended September 30, 2009, increased in North America by $11.4 million, increased in Europe by $1.1 million and decreased in South America by $0.9 million, when compared to the three months ended September 30, 2008. The increase in gross profit was primarily due to ongoing productivity initiatives, lower depreciation and amortization expense of $5.3 million and an increase in unit volume, partially offset by a strengthening of the U.S. dollar against the euro and other currencies of $6.3 million and price reductions referred to above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2009, increased $0.2 million, or 0.6%, from the three months ended September 30, 2008. The increase was primarily due to increases in compensation-related expenses of $1.7 million and non-income tax-related expenses of $1.7 million, partially offset by a decrease in professional fees related to an aborted 2008 transaction of $2.4 million, a strengthening of the U.S. dollar against the euro and other currencies of $0.9 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Argentina, Brazil, Mexico, Poland and the United States for the three months ended September 30, 2009, and in Brazil, Canada, Mexico and the United States for the three months ended September 30, 2008. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $6.1 million and $11.8 million for the three months ended September 30, 2009 and 2008, respectively.

Interest Expense. Interest expense for the three months ended September 30, 2009, increased $8.0 million from the three months ended September 30, 2008. The increase was primarily due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension. Additionally, there was an increase to interest expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $2.6 million.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the three months ended September 30, 2009 and 2008. Other income, net for the three months ended September 30, 2009, was $0.5 million, as compared to other expense, net of $0.6 million for the three months ended September 30, 2008.

Income Tax Provision. Income tax provision for the three months ended September 30, 2009, increased $4.5 million from the three months ended September 30, 2008. The increase primarily resulted from a benefit recognized during the third quarter of 2008 associated with Mexican asset tax credit carryforwards and increased profitability of our Spanish and Mexican subsidiaries.

Net Income. Primarily as a result of the factors discussed above, net income was $12.8 million for the three months ended September 30, 2009, compared to net income of $5.7 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		% Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$1,736.4	$2,003.4	(13.3)%
Cost of goods sold	1,418.1	1,701.1	(16.6)

Gross profit	318.3	302.3	5.3
% of net sales (1)	18.3%	15.1%
Selling, general and administrative expenses	89.4	100.9	(11.4)
% of net sales (1)	5.1%	5.0%
Asset impairment charges	14.2	11.8	20.3
Net loss on disposal of property, plant and equipment	4.4	5.6	(21.4)

Operating income	210.3	184.0	14.3
% of net sales (1)	12.1%	9.2%
Interest expense	127.0	135.1	(6.0)
Interest income	(0.8)	(0.5)	60.0
Gain on debt extinguishment	(0.8)	—	>100.0
Other income, net	(2.0)	(0.8)	>100.0
Income tax provision	16.5	10.7	54.2

Income from continuing operations	70.4	39.5	78.2
Loss from discontinued operations	(3.9)	(1.7)	>100.0

Net income	$66.5	$37.8	75.9%

(1)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis.

Net Sales. Net sales for the nine months ended September 30, 2009, decreased $267.0 million, or 13.3%, from the nine months ended September 30, 2008. A large part of the decrease in net sales was due to a decrease in resin costs which are passed through to customers, where the average market price per pound of PET in the U.S. decreased from $0.92 to $0.72 and the average market price per pound of HDPE in the U.S. decreased from $0.92 to $0.65. Additional contributing factors to the decrease in net sales were the negative impact of changes in exchange rates of $81.0 million, lower unit volume and price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold decreased 1.8%.

On an operating segment basis, sales for the nine months ended September 30, 2009, in North America decreased $220.6 million, or 12.8%, from the nine months ended September 30, 2008, primarily due to a decrease in resin costs, the negative impact of changes in exchange rates, lower unit volume and price reductions. North American sales in the food and beverage, household, personal care/specialty and automotive lubricants product categories contributed $132.0 million, $43.5 million, $8.7 million and $36.4 million, respectively, to the decrease. Container units sold in North America decreased in the food and beverage, personal care/specialty and automotive lubricants product categories by 2.7%, 4.4% and 13.1%, respectively, and increased in the household product category by 0.6%.

Sales for the nine months ended September 30, 2009, in Europe decreased $42.7 million, or 19.9%, from the nine months ended September 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $33.6 million and a decrease in resin costs.

Sales for the nine months ended September 30, 2009, in South America decreased $3.7 million, or 5.2%, from the nine months ended September 30, 2008. The decrease in sales was primarily due to the negative impact of changes in exchange rates of $12.9 million, partially offset by an increase in unit volume and certain price increases.

Gross Profit. Gross profit for the nine months ended September 30, 2009, increased $16.0 million, or 5.3%, from the nine months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009, increased in North America by $21.2 million, decreased in Europe by $2.0 million and decreased in South America by $3.2 million, when compared to the nine months ended September 30, 2008. The increase in gross profit was primarily due to ongoing productivity initiatives and lower depreciation and amortization expense of $12.4 million, partially offset by a reduction in unit volume, a strengthening of the U.S. dollar against the euro and other currencies of $21.3 million and price reductions referred to above. Although there was a net reduction in unit volume, a significant portion of the volume decrease was in lower margin containers and was partially offset by volume gains in higher margin containers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2009, decreased $11.5 million, or 11.4%, from the nine months ended September 30, 2008. The decrease was primarily due to a decrease in consulting and other professional fees of $4.1 million, a decrease in professional fees related to an aborted 2008 transaction of $3.6 million, a strengthening of the U.S. dollar against the euro and other currencies of $3.6 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Argentina, Brazil, Mexico, Poland and the United States for the nine months ended September 30, 2009, and in Brazil, Canada, Mexico and the United States for the nine months ended September 30, 2008. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, resulting in impairment charges of $14.2 million and $11.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2009, decreased $8.1 million from the nine months ended September 30, 2008. The decrease was primarily due to a decrease in interest rates (average 90-day LIBOR decreased from 3.0% for the nine months ended September 30, 2008, to 0.8% for the nine months ended September 30, 2009) and lower debt levels in 2009, partially offset by the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin and an increase to interest expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $4.9 million. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Other Income, Net. Other income, net predominantly included net foreign exchange gains for the nine months ended September 30, 2009 and 2008. Other income, net for the nine months ended September 30, 2009, increased $1.2 million from the nine months ended September 30, 2008.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2009, increased $5.8 million from the nine months ended September 30, 2008. The increase primarily resulted from a benefit recognized during the third quarter of 2008 associated with Mexican asset tax credit carryforwards, increased profitability of our Spanish and Mexican subsidiaries and valuation allowance adjustments in our Mexican and Brazilian subsidiaries. The increase in income tax expense was partially offset by a reduction in unrecognized tax benefits of foreign subsidiaries.

Net Income. Primarily as a result of the factors discussed above, net income was $66.5 million for the nine months ended September 30, 2009, compared to net income of $37.8 million for the nine months ended September 30, 2008.

Effect of Changes in Exchange Rates

We generally conduct business in our foreign operations in local currencies. Accordingly, in general, our results of operations are affected by changes in foreign exchange rates. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Market conditions for the first half of 2009 have resulted in a rise of the U.S. dollar relative to these other local currencies. Market conditions have begun to stabilize in the third quarter of 2009 resulting in a decline in the U.S. dollar relative to these other local currencies.

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.5 million and $10.2 million outstanding as of September 30, 2009, and December 31, 2008, respectively. Included in other income were foreign exchange gains of $0.5 million and foreign exchange losses of $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and foreign exchange gains of $2.3 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $10.3 million and increased comprehensive loss by $31.8 million for the three months ended September 30, 2009 and 2008, respectively, and increased comprehensive income by $15.2 million and decreased comprehensive income by $5.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Derivatives

During 2007, we entered into two interest rate collar agreements, which became effective in January 2008, under which we purchased a cap at a Eurodollar rate of 4.70% and sold a floor at a weighted average Eurodollar rate of 2.88%, on $385.0 million of term loans. During 2008, we entered into four interest rate swap agreements which became effective in August 2009, under which we receive variable interest based on the Eurodollar rate and pay fixed interest at a weighted average rate of 4.08%, on $350.0 million of term loans. The interest rate collar and swap agreements were accounted for as cash flow hedges and were highly effective, as defined by ASC 815, “Derivatives and Hedging,” until January 2009 when we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of the interest rate collar agreements. We have therefore discontinued hedge accounting for our interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date we discontinued hedge accounting for our interest rate collar and swap agreements is being recognized as interest expense over the period in which the previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from that date are also being recognized as interest expense.

The fair value of the derivatives is determined from sources independent of us, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. Since hedge accounting was discontinued in early 2009 for our interest rate collar and swap agreements, no change in fair value was recorded in other comprehensive income for the nine months ended September 30, 2009. The change in fair value on the effective portion of our interest rate cash flow hedges for the nine months ended September 30, 2008, was recorded in other comprehensive income and was an unrealized loss of $2.4 million and $2.3 million for the three and nine months ended September 30, 2008, respectively. Of the amount recorded within accumulated other comprehensive income (loss) as of September 30, 2009, 59% is expected to be recognized in interest expense in the next twelve months.

During 2009, we entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract was renewed in the third quarter for another six months and increased to $1.5 million. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.” During 2009, we also entered into foreign currency exchange contracts totaling $1.8 million to hedge the exchange rate exposure on transactions denominated in euros; all of these contracts have expired. These foreign currency exchange contracts were not designated as hedges under ASC 815.

With respect to our cash flow hedges, we routinely consider the possible impact of counterparty default when assessing whether a hedging relationship continues to be effective. We have considered the recent market events in determining the impact, if any, of counterparty default on our cash flow hedges. The cash flow hedges that we currently have are with major banking institutions and we have concluded that the likelihood of counterparty default is remote.

Liquidity and Capital Resources

In the nine months ended September 30, 2009, we generated $308.2 million from operating activities and funded $105.0 million of investing activities and $53.1 million of financing activities. The cash generated from operating activities came primarily from our net income and reduction in working capital.

The decrease in working capital, excluding cash, came from a reduction in inventory due to lower resin costs and changes in the timing of payments for various raw materials at the end of 2008.

Cash paid for property, plant and equipment for the nine months ended September 30, 2009, was $104.5 million. Our largest capital spending in the first nine months of 2009 included the installation of two new lines to service the east coast business of a food and beverage customer, the construction of an on-site plant for a large household customer in Missouri and new mold equipment for a beverage customer serving both east and west coast business. All of these projects are expected to be on line by the fourth quarter of 2009.

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

After giving effect to the Amendment, our Credit Agreement consists of a non-extended senior secured term loan (“Term Loan B”) and an extended senior secured term loan (“Term Loan C” and, together with the Term Loan B, the “Term Loans” or “Term Loan Facility”) to the Operating Company in aggregate principal amounts of $611.6 million and $1,172.9 million ($1,194.0 million outstanding less $21.1 million unamortized discount) as of September 30, 2009, respectively. In addition, after giving effect to the Amendment, our Credit Agreement consists of a non-extended senior secured revolving credit facility (“Non-Extending Revolver”) and an extended senior secured revolving credit facility (“Extending Revolver” and, together with the Non-Extending Revolver, the “Revolver”) in aggregate principal amounts of $135.2 million and $112.8 million, respectively. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company.

The Term Loan B is payable in quarterly installments and requires payments of $1.6 million in the fourth quarter of 2009, $6.3 million in 2010 and $603.7 million in 2011 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan B is October 7, 2011. The Term Loan C is payable in quarterly installments and requires payments of $3.0 million in the fourth quarter of 2009, $12.0 million in each of 2010, 2011, 2012 and 2013 and $1,143.0 million in 2014 (disregarding any mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The final maturity date of the Term Loan C is the earlier of April 5, 2014, and the date that is 91 days prior to the maturity of our 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date.

The Non-Extending Revolver expires on October 7, 2010, and the Extending Revolver expires on the earlier of October 1, 2013, and the date that is 91 days prior to the maturity of our 8.50% senior notes due October 2012 if such senior notes have not been repaid or refinanced in full by such date. Availability under the Revolver as of September 30, 2009, was $237.3 million (as reduced by $10.7 million of outstanding letters of credit).

We expect to fund scheduled debt repayments in 2009 and 2010 from cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions. As of September 30, 2009, we were in compliance with all covenants in the Credit Agreement.

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

As of September 30, 2009, we had outstanding $250.0 million in Senior Notes and $375.0 million in Senior Subordinated Notes co-issued by the Operating Company and CapCo I (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2012 (Senior Notes), and October 7, 2014 (Senior Subordinated Notes). Interest on the Senior Notes is payable semi-annually at 8.50% and interest on the Senior Subordinated Notes is payable semi-annually at 9.875%.

As of September 30, 2009, our total indebtedness was $2,442.5 million, net of $21.1 million unamortized discount, and our indebtedness net of cash was $2,245.7 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loans. As of September 30, 2009, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

We define covenant compliance EBITDA as EBITDA (i.e., earnings (loss) from continuing operations before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Further, adjusted EBITDA is one of several measures we use to determine management incentive compensation. Adjusted EBITDA is defined as covenant compliance EBITDA, less project startup costs. Covenant compliance EBITDA and adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA and adjusted EBITDA amounts in this quarterly report on Form 10-Q are appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures, as well as information as to how management is compensated. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of loss from continuing operations to covenant compliance and adjusted EBITDA is as follows:

Reconciliation of loss from continuing operations to EBITDA

	Four Quarters Ended
	September 30, 2009	December 31, 2008
	(In millions)
Loss from continuing operations	$(15.8)	$(46.8)
Interest income	(1.1)	(0.8)
Interest expense	172.0	180.1
Income tax provision	18.7	12.9
Depreciation and amortization	161.9	175.0

EBITDA	$335.7	$320.4

Reconciliation of EBITDA to covenant compliance EBITDA

	Four Quarters Ended
	September 30, 2009	December 31, 2008
	(In millions)
EBITDA	$335.7	$320.4
Asset impairment charges	98.4	96.1
Other non-cash charges (a)	6.6	9.3
Fees related to monitoring agreements (b)	5.0	5.0
Gain on debt extinguishment	(0.8)	—
Reorganization and other costs (c)	14.0	22.0

Adjusted EBITDA	458.9	452.8
Project startup costs (d)	12.1	10.0

Covenant compliance EBITDA	$471.0	$462.8

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.

(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement.
(c)	Represents non-recurring costs related to employee severance, professional fees associated with an aborted 2008 transaction, plant closures, consulting expenses associated with restructuring of the business, hurricanes Gustav and Ike and other costs defined in the Credit Agreement.
(d)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended September 30, 2009, the Operating Company’s covenant compliance EBITDA was $471.0 million and the senior secured debt to covenant compliance EBITDA ratio was 3.5x. Given the level of senior secured debt as of September 30, 2009, the Operating Company’s covenant compliance EBITDA could have fallen by $172.5 million to $298.5 million for the four quarters ended September 30, 2009, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.9x for the four quarters ended September 30, 2009.

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

We and our subsidiaries, affiliates or significant unitholders (including The Blackstone Group L.P. and its affiliates) may, from time to time, subject to limitations in our debt agreements and in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the year ending December 31, 2009, we expect to incur capital expenditures ranging from $140 million to $160 million, and for the year ending December 31, 2010, we expect to incur capital expenditures ranging from $140 million to $160 million. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal source of cash to fund ongoing operations and capital requirements has been and is expected to continue to be cash flow from operations. Management believes that cash flow from operations will be sufficient to fund our ongoing operations and foreseeable capital requirements.

Off-Balance Sheet Arrangements

Other than letter of credit agreements and operating leases, as of September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We had letter of credit agreements outstanding in the amount of $10.7 million and $12.4 million as of September 30, 2009, and December 31, 2008, respectively.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At September 30, 2009, and December 31, 2008, we had sold $3.1 million and $29.9 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Environmental Matters

We are subject to potential loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our operating facilities. In the event a known environmental issue is identified, we may incur substantial costs to comply with environmental laws and regulations. See Note 22 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance under ASC 820-10, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”). This guidance establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. We adopted this guidance effective January 1, 2008, for financial assets and liabilities (see Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion). We adopted this guidance for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on our financial statements as it relates to these assets and liabilities.

In March 2008, the FASB issued guidance under ASC 815-30 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We adopted this guidance effective January 1, 2009 (see Note 13 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

In December 2008, the FASB issued guidance under ASC 715, “Defined Benefit Plans” (formerly Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under this guidance will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by ASC 820-10. The disclosures in this guidance are effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued guidance under ASC 825-10-65-1, “Financial Instruments” (formerly Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance effective June 30, 2009 (see Note 12 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

In May 2009, the FASB issued guidance under ASC 855, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual fiscal periods ending after June 15, 2009. We adopted this guidance effective June 30, 2009, and the adoption had no impact on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140,” which has not yet been codified in the ASC. SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This statement is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 166 may have on our financial statements.

In June 2009, the FASB issued guidance under ASC 105-10, “Generally Accepted Accounting Principles” (formerly SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This guidance establishes the ASC as the single source of authoritative nongovernmental GAAP, superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This guidance establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The ASC reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on our financial statements, or do not apply to our operations.

Subsequent Event – Equity Offering

We are currently pursuing an initial public offering, which is expected to be completed during 2010. Immediately prior to the offering of common stock contemplated by us, Graham Packaging Holdings Company and GPC Capital Corp. II, which is currently a subsidiary of Graham Packaging Holdings Company, will undergo a reorganization. GPC Capital Corp. II will change its name to Graham Packaging Company Inc. and exchange newly issued shares of its common stock for all of the partnership interests of Graham Packaging Holdings Company.

As a result of these transactions, Graham Packaging Company Inc. will be our parent company. Further, we expect to recognize certain net deferred income tax assets, representing the difference between the financial reporting and tax bases of our assets and liabilities, and certain other balances that may result from these transactions. These balances will be accounted for by recording deferred income tax assets, net of any required valuation allowance, and such other amounts as appropriate. The amounts recorded upon the completion of these transactions will be determined at the closing based on facts existing at the date of the reorganization described above, and will be dependent upon a number of factors including the final structure, shareholder ownership and balances existing at that date. These amounts could be material to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2008. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2008.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,793.0 million (net of $21.1 million unamortized discount) and $1,846.1 million at September 30, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $1,797.3 million and $1,325.7 million at September 30, 2009, and December 31, 2008, respectively. Our fixed-rate debt, including $250.0 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $649.5 million and $653.1 million at September 30, 2009, and December 31, 2008, respectively. The fair values of this long-term debt, including the current portion, were approximately $658.3 million and $436.9 million at September 30, 2009, and December 31, 2008, respectively.

Based on the outstanding amount of our variable-rate indebtedness at September 30, 2009, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $6.2 million, excluding the impact of our interest rate collar and swap agreements at September 30, 2009.

Derivatives

The following table presents information for our interest rate collar agreements, interest rate swap agreements, foreign currency exchange contract and natural gas swap agreements. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	September 30, 2009	December 31, 2008
	(In thousands)
Interest rate collar agreements:
Notional amount	$385,000	$385,000
Fair value – liability	(2,643)	(6,436)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(18,766)	(16,142)
Foreign currency exchange contract:
Notional amount	1,544	10,208
Fair value – liability	(42)	(240)
Natural gas swap agreements:
Notional amount	111	876
Fair value – liability	(56)	(250)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

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

Dated: November 2, 2009

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