Form 10-K
period 2009-12-31
GRAHAM PACKAGING HOLDINGS CO
filed 2010-03-10
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

There is no established public trading market for any of the general or limited partnership interests in the registrant. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2010, was $-0-. As of March 1, 2010, the general partnership interests in the registrant were owned by BCP/Graham Holdings L.L.C. and the limited partnership interests in the registrant were owned by Graham Packaging Company Inc. (formerly known as BMP/Graham Holdings Corporation), certain members of the family of Donald C. Graham and entities controlled by them and a former member of management. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Graham Packaging Company Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2010 annual meeting of stockholders of Graham Packaging Company Inc. (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

GRAHAM PACKAGING HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined below), as well as the Company’s business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Important factors that could cause actual results to differ materially from the Company’s expectations include, without limitation:

•	increased competition in the Company’s industry which could lead to a decline in prices of plastic packaging;

•	the Company’s ability to develop product innovations and improve its production technology and expertise;

•	infringement of the Company’s proprietary technology;

•	the Company’s dependence on significant customers and the risk of loss of any of those customers;

•	customers not purchasing amounts under requirements contracts that meet the Company’s expectations;

•	the Company’s exposure to fluctuations in resin prices and its dependence on resin supplies;

•	risks associated with the Company’s international operations;

•	the Company’s recovery of the carrying value of its long-lived assets;

•	the Company’s realization of the carrying value of its goodwill and other identifiable intangible assets;

•	the Company’s dependence on key management and the material adverse effect that could result from the loss of their services;

•	the Company’s ability to successfully integrate its business with those of other businesses that it may acquire;

•	risks associated with a significant portion of the Company’s employees being covered by collective bargaining agreements;

•	the Company’s dependence on additional blow molding equipment in order to be able to expand its operations;

•	risks associated with environmental regulation and liabilities;

•	the Company’s recent net losses;

•	payments to the Graham Family (as defined herein) and GPC’s (as defined herein) pre-initial public offering stockholders for certain tax benefits GPC may claim;

•	GPC is dependent on distributions from the Company to pay dividends, taxes and make payments under the income tax receivable agreements;

•	the possibility that Blackstone’s (as defined herein) interests will conflict with the Company’s interests;

•	the Company’s indebtedness, which could adversely affect its cash flow and its ability to operate and grow its business;

•	that despite its current levels of indebtedness, the Company may incur additional debt in the future, which could increase the risks associated with its leverage;

•	the terms of the Company’s debt instruments, which restrict the manner in which the Company conducts its business and may limit its ability to implement elements of its business strategy;

•	the inability to renew or replace the Company’s debt facilities on favorable terms or at all; and

•	the acquisition of voting power in the Company greater than the voting power owned by Blackstone may trigger an event of default under the Company’s Credit Agreement (as defined herein).

See “Item 1A. Risk Factors.” All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Market data and certain industry forecasts used herein were obtained from internal surveys, market research, publicly available information and industry publications. While the Company believes that market research, publicly available information and industry publications it uses are reliable, the Company has not independently verified market and industry data from third-party sources. Moreover, while the Company believes its internal surveys are reliable, they have not been verified by any independent source.

PART I

Item 1.	Business

Unless the context otherwise requires, all references herein to the “Company,” “we,” “our” or “us” refer to Graham Packaging Holdings Company (“Holdings”) and its subsidiaries. All references to the “Operating Company” refer to Graham Packaging Company, L.P., a wholly-owned subsidiary of Holdings. References to “Blackstone” herein refer to Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. References to the “Graham Family” herein refer to GPC Holdings L.P. or affiliates thereof or other entities controlled by Donald C. Graham and his family. References to “GPC” herein refer to Graham Packaging Company Inc. (formerly known as BMP/Graham Holdings Corporation), a public company with common stock listed on the New York Stock Exchange and is traded under the symbol “GRM.”

Plastic containers represent one of the faster growing segments in rigid packaging. The plastic container segment of the rigid packaging industry can be divided into two product types, commodity plastic containers, such as containers for soft drinks and water, and value-added, custom plastic containers, which include unique design features for specialized performance characteristics and product differentiation. Commodity plastic containers are manufactured using stock designs by both independent producers and in-house packaging operations of major beverage companies. Value-added, custom plastic containers are produced through specialized manufacturing processes using resin combinations and structures to create tailor-made solutions for customers seeking performance characteristics, including shelf stability and product differentiation, including unique shapes and high-function dispensers.

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

General

The predecessor to Holdings, controlled by the predecessors of the Graham Family, was formed in the mid-1970’s as a regional domestic custom plastic container supplier. Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989, as a Pennsylvania limited partnership. It changed its name to “Graham Packaging Company” on March 28, 1991, and to “Graham Packaging Holdings Company” on February 2, 1998. The primary business activity of Holdings is its direct and indirect ownership of 100% of the partnership interests in the Operating Company. The Operating Company was formed under the name “Graham Packaging Holdings I, L.P.” on September 21, 1994, as a Delaware limited partnership and changed its name to “Graham Packaging Company, L.P.” on February 2, 1998, in connection with the recapitalization transaction in which Blackstone, management and other investors became the indirect holders of 85.0% of the partnership interests of Holdings. On October 7, 2004, the Company acquired the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”), which essentially doubled the size of the Company. The Company’s operations have included the operations of O-I Plastic since the acquisition date.

GPC was incorporated in Delaware under the name “BMP/Graham Holdings Corporation” on November 5, 1997. GPC is a holding company whose only material assets are the direct ownership of 1) a limited partnership interest in Holdings of 87.6% after giving effect to the IPO (as defined herein), the subsequent purchase by GPC of 16,666,667 newly-issued unregistered limited partnership units and after entities controlled by the Graham Family exercised their rights to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of GPC through February 18, 2010, and 2) 100% of the limited liability company interests of BCP/Graham Holdings L.L.C. (“BCP”), which holds a 3.0% general partnership interest in Holdings, after giving effect to the IPO. GPC changed its name to “Graham Packaging Company Inc.” on December 10, 2009. GPC completed the initial public offering of its common stock on February 17, 2010, in which it issued 16,666,667 common shares and raised net proceeds of approximately $150.0 million. GPC’s common stock is listed on the New York Stock Exchange and is traded under the symbol “GRM.”

The principal executive offices of the Company are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, telephone (717) 849-8500. The Company maintains a website at www.grahampackaging.com. The Company makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, for both GPC and Holdings, as soon as practical after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information contained on the Company’s website or that can be accessed through its website is not incorporated by reference herein.

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants.

The Company is a worldwide leader in the design, manufacture and sale of value-added, custom blow molded plastic containers for branded consumer products. The Company operates in product categories where customers and end users value the technology and innovation that the Company’s custom plastic containers offer as an alternative to traditional packaging materials such as glass, metal and paperboard. The Company selectively pursues opportunities where it can leverage its technology portfolio to continue to drive the trend of conversion to plastic containers from other packaging materials. The Company’s customers include leading multi-national and regional blue-chip consumer product companies that seek customized, sustainable plastic container solutions in diverse and stable end markets, such as the food and beverage and the household consumer products markets. The Company believes it is well-positioned to meet the evolving needs of its customers who often use the Company’s technology to differentiate their products with value-added design and performance characteristics such as smooth-wall panel-less bottles, unique pouring and dispensing features, multilayer bottles incorporating barrier technologies to extend shelf life, and ultra lightweight bottles with “hot-fill” capabilities that allow containers to be filled at high temperatures.

The Company believes it has number one market share positions in North America for hot-fill juices, sports drinks/isotonics, yogurt drinks, liquid fabric care, dish detergents, hair care, skin care and certain other products. For the year ended December 31, 2009, approximately 90% of its net sales from continuing operations were realized in these product categories. The Company does not participate in markets where technology is not a differentiating factor, such as the carbonated soft drink or bottled water markets.

The Company’s value-added products are supported by more than 1,000 issued or pending patents. The Company strives to provide the highest quality products and services to its customers, while remaining focused on operational excellence and continuous improvement. These priorities help to reduce its customers’ costs, while also maximizing its financial performance and cash flow. The Company supplies its customers through a network of 80 manufacturing facilities, approximately one-third of which are located on-site at its customers’ plants. The vast majority of its sales are made pursuant to long-term customer contracts that include the pass-through of the cost of plastic resin, as well as mechanisms for the pass-through of certain other manufacturing costs.

Collectively, the Company’s product portfolio, technologies, end markets and operations all contribute to its industry-leading margins and strong cash flow.

Our Markets

The Company supplies plastic containers to a significant number of end markets and geographies. The Company’s products provide differentiated packaging for consumer products that help address basic needs such as nutrition, hygiene and home care. The end markets the Company supplies are generally characterized by stable, long-term demand trends that are relatively insulated from economic cycles.

Food and Beverage. In the food and beverage product category, the Company produces containers for shelf-stable, refrigerated and frozen juices, non-carbonated juice drinks, nutritional beverages, beer, yogurt drinks, teas, sports drinks/isotonics, vitamin enhanced waters, snacks, liquor, toppings, sauces, jellies and jams. Management believes, based on internal estimates, that the Company has one of the leading domestic positions in plastic containers for hot-fill juice and juice drinks, sports drinks/isotonics, drinkable yogurt and smoothies, nutritional supplements, wide-mouth food, dressings and condiments, and the leading global position in plastic containers for yogurt drinks. Based on the Company’s knowledge and experience in the industry, its focus on markets which are likely to convert to plastic, its proprietary technologies and its current market position, management believes the Company is strategically positioned to benefit from the food and beverage markets that have yet to convert, or that are in the early stages of conversion, to plastic and also to take advantage of evolving domestic and international conversion opportunities like beer, sauces, salsas and nutritional products.

The Company’s largest customers in the food and beverage product category include, in alphabetical order: Abbott Laboratories (“Abbott”), Arizona Beverages Company, LLC (“Arizona”), Clement Pappas & Co., Inc. (“Clement Pappas”), Clorox Products Manufacturing Company (“Clorox”), Coca-Cola North America (“Coca-Cola”), Conopco Inc. (“Unilever”), Group Danone (“Danone”), H.J. Heinz Company (“Heinz”), Knouse Foods Cooperative, Inc. (“Knouse”), Ocean Spray Cranberries, Inc. (“Ocean Spray”), PepsiCo, Inc. (“PepsiCo”), The Quaker Oats Company (“Gatorade”), Tropicana Products, Inc. (“Tropicana”) and Welch Foods, Inc. (“Welch’s”). For the years ended December 31, 2009, 2008 and 2007, the Company generated approximately 61.0%, 61.0% and 60.3%, respectively, of its net sales from food and beverage containers.

Household. In the household product category, the Company is a leading supplier of plastic containers for products such as liquid fabric care and dish care. The growth in prior years was fueled by conversions from powders to liquids for such products as detergents, household cleaners and automatic dishwashing detergent. The growth of this product category now follows gross domestic product (“GDP”) growth as liquids have gained a predominant share of these products. The fabric care industry now offers most of its brands in a concentrated formula which has reduced sales in this product category.

The Company’s largest customers in the household product category include, in alphabetical order: Church & Dwight Co., Inc. (“Church & Dwight”), Clorox, Dial Corporation (“Dial,” a division of Henkel), The Proctor & Gamble Company (“Proctor & Gamble”) and Unilever. For the years ended December 31, 2009, 2008 and 2007, the Company generated approximately 18.6%, 19.2% and 20.2%, respectively, of its net sales from household containers.

Personal Care/Specialty. In the personal care/specialty product category, the Company is a supplier of plastic containers for products such as hair care, skin care and oral care. The Company’s product design, technology development and decorating capabilities help its customers build brand awareness for their products through unique, and frequently changing, packaging design.

The Company’s largest customers in the personal care/specialty product category include, in alphabetical order: Johnson & Johnson Consumer Companies, Inc. and Proctor & Gamble. For the years ended December 31, 2009, 2008 and 2007, the Company generated approximately 7.6%, 7.3% and 8.3%, respectively, of its net sales from personal care/specialty containers.

Automotive Lubricants. Management believes, based on internal estimates, that the Company is the leading supplier of plastic motor oil containers in the United States, Canada and Brazil, supplying most of the motor oil producers in these countries. Management believes the Company had a market share in 2009 of 73% of the single-quart motor oil and 80% of the multi-quart motor oil markets.

The Company’s largest customers in the automotive lubricants product category include, in alphabetical order: Ashland, Inc. (“Ashland,” producer of Valvoline motor oil), BP Lubricants USA, Inc. (“BP Lubricants,” an affiliated company of BP PLC, producer of Castrol motor oil), ExxonMobil Corporation (“ExxonMobil”), Petrobras Distribuidora S.A. (“Petrobras”) and Shell Oil Products US (“Shell,” producer of Shell, Pennzoil and Quaker State motor oils). For the years ended December 31, 2009, 2008 and 2007, the Company generated approximately 12.8%, 12.5% and 11.2%, respectively, of its net sales from automotive lubricants containers.

Additional information regarding operating segments and product categories is provided in Note 23 of the Notes to Consolidated Financial Statements in this Report.

Raw Materials

Polyethylene terephthalate, or PET, high-density polyethylene, or HDPE, and polypropylene, or PP, resins constitute the primary raw materials used to make the Company’s products. These materials are available from a number of domestic and international suppliers and the Company is not dependent upon any single supplier. The Company considers the supply and availability of raw materials to be adequate to meet its needs. Management believes that the Company maintains an adequate inventory to meet demand, but there is no assurance this will be true in the future. Resin prices can fluctuate significantly with fluctuations in crude oil and natural gas prices, as well as changes in refining capacity and the demand for other petroleum-based products. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing in accordance with the Company’s agreements with these customers and industry practice. The Company operates a large HDPE bottles-to-bottles recycling plant in York, Pennsylvania, and uses the recycled materials from this plant and other recycled materials in a majority of the Company’s products.

Customers

Substantially all of the Company’s sales are made to major branded consumer products companies. The products the Company manufactures for its customers require innovative packaging design and engineering to accommodate complex container shapes, specific material requirements and functionality. Customers also require quick and reliable delivery. As a result, many customers opt for long-term contracts. The Company’s long-term supply contracts with its on-site customers typically have ten-year terms. The Company’s long-term supply contracts for production off-site typically have terms that range from three to five years. Both of these categories of contracts either renew automatically for subsequent one year terms or are renegotiated by the Company before expiration of the initial term. A majority of the Company’s top twenty customers are under long-term contracts. The Company’s contracts typically contain provisions allowing for price adjustments based on changes in raw materials and in a majority of cases the cost of energy and labor, among other factors. In many cases, the Company is the sole supplier of its customers’ custom plastic container requirements nationally, regionally or for a specific brand. For the year ended December 31, 2009, the Company had sales to one customer, PepsiCo, which exceeded 10% of net sales. The Company’s sales to PepsiCo were 10.8% of net sales for the year ended December 31, 2009. All of these sales were made in North America. For the year ended December 31, 2009, the Company’s twenty largest customers, who accounted for over 68% of net sales, were, in alphabetical order:

Customer (1)	Category	Company Customer Since (1)
Abbott	Food and Beverage	Mid 2000s
Arizona	Food and Beverage	Late 1990s
Ashland (2)	Automotive Lubricants	Early 1970s
BP Lubricants (3)	Automotive Lubricants	Late 1960s
Church & Dwight	Household	Late 1980s
Clement Pappas	Food and Beverage	Mid 1990s
Clorox	Food and Beverage and Household	Late 1960s
Coca-Cola	Food and Beverage	Late 1990s
Danone	Food and Beverage	Late 1970s
Dial	Household and Personal Care/Specialty	Early 1990s
ExxonMobil	Automotive Lubricants	Early 2000s
Heinz	Food and Beverage	Early 1990s
Knouse	Food and Beverage	Early 1990s
Ocean Spray	Food and Beverage	Early 1990s
PepsiCo (4)	Food and Beverage	Early 2000s
Frito-Lay	Food and Beverage	Early 2000s
Gatorade	Food and Beverage	Late 1990s
Tropicana	Food and Beverage	Mid 1980s
Proctor & Gamble	Household and Personal Care/Specialty	Late 1950s
Petrobras	Automotive Lubricants	Early 1990s
Shell (5)	Automotive Lubricants	Early 1970s
Pennzoil-Quaker State	Automotive Lubricants	Early 1970s
Unilever	Household, Personal Care/Specialty and Food and Beverage	Early 1970s
Welch’s	Food and Beverage	Early 1990s

(1)	These companies include their predecessors, if applicable, and the dates may reflect customer relationships initiated by predecessors to the Company or entities acquired by the Company.

(2)	Ashland is the producer of Valvoline motor oil.
(3)	BP Lubricants is the producer of Castrol motor oil.
(4)	PepsiCo includes Frito-Lay, Gatorade and Tropicana.
(5)	Shell includes Pennzoil-Quaker State.

International Operations

The Company has significant operations outside the United States. As of December 31, 2009, the Company had 27 manufacturing facilities located in countries outside of the United States. Each of the Company’s operating segments produces plastic containers for all four of the Company’s core product categories.

South America. The Company has one on-site plant in Argentina, five on-site plants in Brazil and one off-site plant in each of Brazil and Venezuela.

Mexico. In Mexico, the Company has three off-site plants and two on-site plants.

Europe. The Company has seven on-site plants in Belgium (2), France, the Netherlands, Poland, Spain and Turkey and six off-site plants in Finland, France, the Netherlands, Poland, Turkey and the United Kingdom.

Canada. The Company has one off-site plant located near Toronto, Canada to service Canadian and northern U.S. customers.

Additionally, on August 12, 2009, the Company purchased a 22% interest in PPI Blow Pack Private Limited, located in India.

Additional information regarding international operations is provided in Note 23 of the Notes to Consolidated Financial Statements in this Report.

See “Item 1A. Risk Factors” for risks related to the Company’s foreign operations.

Competition

The Company faces substantial regional and international competition across its product lines from a number of well-established businesses. In the Company’s North American segment, its primary competitors are Alpla Werke Alwin Lehner GmbH (“Alpla”), Amcor Limited (“Amcor”), Ball Corporation (“Ball”), Consolidated Container Company LLC, Constar International Inc, Liquid Container L.P., Plastipak, Inc. (“Plastipak”) and Silgan Holdings Inc. In the Company’s European segment, its primary competitors are Alpla and Logoplaste Mealhada Lda. (“Logoplaste”). In the Company’s South American segment, its primary competitors are Alpla, Amcor, Plastipak and Logoplaste. The Company faces competition from most of these companies across its product categories. Competition is based on several factors including price, product design, technology (such as barrier protection and lightweighting) and customer service. Several of these competitors are larger and have greater financial and other resources than the Company. In addition, several of these competitors sell other products used by the Company’s customers such as cans or flexible packaging which can be bundled with plastic containers in sales proposals. Management believes that the Company competes effectively because of its superior levels of service, speed to market and product design and development capabilities.

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

Product Design and Development

The Company’s ability to develop new, innovative containers to meet the design and performance requirements of its customers has established the Company as a market leader. The Company has demonstrated significant success in designing plastic containers that require customized features such as complex shapes, reduced weight, handles, grips, view stripes and pouring features. These packages often must meet specialized performance and structural requirements such as hot-fill capability, recycled material usage, oxygen barriers, flavor protection and multi-layering. Hot-fill technology allows customers’ products to be heated to temperatures high enough as to sterilize the inside of the container. In addition to increasing global demand for its customers’ products, the Company believes that its innovative packaging stimulates consumer demand and drives further conversion to plastic packaging. Consequently, the Company’s strong design capabilities have been especially important to its food and beverage customers, who generally use packaging to differentiate and add value to their brands while spending less on promotion and advertising. The Company has been awarded significant contracts based on these unique product design capabilities that it believes set it apart from its competition. Some of the Company’s design and conversion successes over the past few years include:

•	retortable PP container for Boost and Ensure adult nutritional beverages;

•	aseptic HDPE container for 8th Continent soy-based beverages;

•	hot-fill PET containers with Monosorb™ oxygen scavenger for juices;

•	hot-fill PET and PP wide-mouth jar for Ragu pasta sauce, Seneca applesauce, Welch’s jellies and jams and Del Monte fruit slices;

•	lightweight 64 oz. rectangular container for hot-fill juice;

•	panel-free lightweight 16.9 oz. container for juices and teas; and

•	panel-free 20 oz. container for vitamin enhanced water.

The Company’s innovative designs have also been recognized, through various awards, by a number of customers and industry organizations, including its:

•	International Delight Bottle (2009 Ameristar Award);

•	GIBCO® Cell Culture Bottle for Invitrogen Medical (2009 Ameristar Award);

•	multi-layer PP wide-mouth jar for Del Monte (2008 Ameristar Award);

•	PET “Apple” container for Martinelli’s (2007 WorldStar Award, 2006 DuPont Award and 2006 Ameristar Award);

•	PET rectangular juice bottle for Tree Top (2007 WorldStar Award and 2006 Ameristar Award);

•	PET “Fridge Fit” bottle for Heinz (2006 Ameristar Award and 2006 DuPont Award);

•	dual-chamber bottle for Proctor & Gamble Cosmetics (2005 Food & Drug Personal Care package of the year);

•	ATP panel-free single-serve bottle and 64 oz. rectangular hot-fill bottle (2004 Ameristar Award); and

•	Ensure recloseable bottle (2004 Ameristar Award and 2004 DuPont Award).

The Company has an advanced multi-layer injection technology, trade named SurShot®. The Company believes that SurShot® is among the best multi-layer PET technologies available and billions of plastic containers are produced and sold each year using SurShot® technology. This multi-layer technology allows the Company’s customers to package oxygen and flavor-sensitive products, such as fruit juices, beer and teas, for extended shelf-life. In addition, the SurShot® technology can accommodate up to 40% post-consumer recycled resin. This is an important component of packaging sustainability. There has been increasing demand by customers for the Company’s innovative packages that meet new sustainability requirements for reduced weight. Recent introductions of Escape®, G-Lite™ and SlingShot™ technologies for PET bottles provide customers with improved features such as reduced container weight, smooth sides for a premium look or improved stacking ability for shipping and storage.

Management believes these new products, along with the Company’s design and development capabilities, have positioned the Company as the packaging design, development and technology leader in the industry. Over the past several years the Company has received and has filed for numerous patents and design patents. See “—Intellectual Property.”

In 2005, the Company enhanced its technical capability with the opening of the Global Innovation & Design Center in York, Pennsylvania. The Company also has two major Technology Centers in York, Pennsylvania and Warsaw, Poland capable of producing limited quantities of new products and refurbishing equipment. The

Company’s Warsaw facility also manufactures and assembles a proprietary line of extrusion blow molding machines. This proprietary technology has enabled the Company to develop a leaner, more efficient manufacturing process.

The Company incurs costs to research, design and develop new packaging products and technologies. Such costs, net of any reimbursement from customers, were $9.9 million, $9.6 million and $11.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Manufacturing

A critical component of the Company’s strategy is to locate manufacturing facilities on-site, reducing expensive shipping and handling charges and increasing production and distribution efficiencies. The Company is a leader in providing on-site manufacturing arrangements. As of December 31, 2009, approximately one-third of its 80 manufacturing facilities were on-site at customer facilities. The Company operates over 880 production lines. The Company sometimes dedicates particular production lines within a plant to better service customers. The plants generally operate 24 hours a day, five to seven days a week, although not every production line is run constantly. When customer demand requires, the plants run seven days a week. Historically, demand for the Company’s products has not been subject to large seasonal fluctuations.

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

Cash paid for property, plant and equipment, excluding acquisitions, for 2009, 2008 and 2007 was $146.0 million, $148.6 million and $153.4 million, respectively. Management believes that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. Management estimates that on average the annual maintenance capital expenditures are approximately $30 million to $40 million per year. For 2010, the Company expects to make capital expenditures, excluding acquisitions, ranging from $140 million to $160 million.

Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2009, was not material. The Company expects all backlog orders at December 31, 2009, to be shipped during the first quarter of 2010.

Ownership

In February 2010, we completed a reorganization and GPC completed its initial public offering (“IPO”). In connection with the IPO, GPC, on February 4, 2010, increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 100,000,000, and effected a 1,465.4874-for-one stock split of its shares of common stock. The chart below shows our ownership structure immediately following GPC’s IPO, including the purchase by GPC of 16,666,667 newly-issued unregistered limited partnership units of Holdings:

(1)	As of February 18, 2010, entities controlled by the Graham Family, GPC Holdings L.P. and Graham Packaging Corporation, had exercised their rights to exchange, on a one-for-one basis, 1,324,900 limited partnership units of Holdings for 1,324,900 shares of GPC, respectively. As a result, entities controlled by the Graham Family own limited partnership units representing 9.6% of the limited partnership interests in Holdings and shares representing 2.2% of GPC’s common stock.
(2)	$248.0 million senior secured revolving credit facility, of which $135.2 million will mature on October 7, 2010, and $112.8 million will mature on October 1, 2013. As of December 31, 2009, $237.8 million was available for borrowing under this facility, after giving effect to $10.2 million of outstanding letters of credit. Upon consummation of GPC’s initial public offering, commitments under the Company’s Credit Agreement (as defined herein) automatically increased by an additional $12.0 million, which additional commitments will mature on October 1, 2013.
(3)	Consists of $1,801.0 million principal amount, $610.0 million of which is scheduled to mature on October 7, 2011 and $1,191.0 million of which is scheduled to mature on April 5, 2014, net of $19.9 million unamortized discount that will be amortized and included in interest expense as the term loans mature.
(4)	$253.4 million of senior unsecured notes due 2017, which were issued at a $3.4 million discount that will be amortized and included in interest expense as the notes mature.
(5)	$375.0 million of senior subordinated unsecured notes due 2014.

As a result of the IPO, GPC is now a public company incorporated in Delaware with common stock listed on the New York Stock Exchange and is currently owned by public investors, Blackstone, the Graham Family and current and former management. GPC is a holding company whose only material assets are the direct ownership of

1) a limited partnership interest in Holdings of 87.6% after giving effect to the IPO, the subsequent purchase by GPC of 16,666,667 newly-issued unregistered limited partnership units and after entities controlled by the Graham Family exercised their rights to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of GPC through February 18, 2010, and 2) 100% of the limited liability company interests of BCP, a Delaware limited liability company, which holds a 3.0% general partnership interest in Holdings, after giving effect to the IPO.

As a result of the reorganization described above, Holdings, a Pennsylvania limited partnership, has one owner of its general partnership interests (BCP) and three owners of its limited partnership interests (GPC, the Graham Family and a former member of management). Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP LLC (“Opco GP”), a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

GPC Capital Corp. I (“CapCo I”), a wholly-owned subsidiary of the Operating Company, and GPC Capital Corp. II (“CapCo II”), a wholly-owned subsidiary of Holdings, were incorporated in Delaware in January 1998. The sole purpose of CapCo I is to act as co-obligor of the Notes (as defined herein) and as co-borrower under the Credit Agreement (as defined herein). CapCo II currently has no obligations under any of the Company’s outstanding indebtedness. CapCo I and CapCo II have only nominal assets and do not conduct any operations. Accordingly, investors in the Notes must rely on the cash flow and assets of the Operating Company or the cash flow and assets of Holdings, as the case may be, for payment of the Notes.

Employees

As of December 31, 2009, the Company had approximately 7,200 employees, 5,800 of whom were located in North America, 900 of whom were located in Europe and 500 of whom were located in South America. Approximately 80% of the Company’s employees are hourly wage employees, 53% of whom are represented by various labor unions and are covered by various collective bargaining agreements that expire between now and June 2013. In North America, 81% of the Company’s employees are hourly wage employees, 43% of whom are represented by various labor unions. In Europe, 79% of the Company’s employees are hourly wage employees, 91% of whom are represented by various labor unions. In South America, 77% of the Company’s employees are hourly wage employees, 95% of whom are represented by various labor unions. Management believes that it enjoys good relations with the Company’s employees and there have been no significant work stoppages in the past three years.

Environmental Matters

The Company’s operations, both in the United States and abroad, are subject to national, state, foreign, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. Compliance expenses can be significant and violations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, the Company may be liable for contamination at properties that it currently owns or operates, as well as at its former properties or off-site properties where it may have sent hazardous substances. The Company is not aware of any material noncompliance with the environmental laws currently applicable to it and is not the subject of any material environmental claim for liability with respect to contamination at any location. Based on existing information, management believes that it is not reasonably likely that losses related to known environmental liabilities, in aggregate, will be material to the Company’s financial position, results of operations, liquidity or cash flows. For its operations to comply with environmental laws, the Company has incurred and will continue to incur costs, which were not material in fiscal 2009 and are not expected to be material in the future.

As a result of the closing of the Company’s plant located in Edison, New Jersey in 2008, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of evaluating and implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve of $0.4 million for this obligation as of December 31, 2009. This amount may change based on results of additional investigation expected to be undertaken for NJDEP.

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

Intellectual Property

The Company holds various patents and trademarks. While in the aggregate the patents are of material importance to its business, the Company believes that its business is not dependent upon any one single patent, group of patents or trademark. The Company also relies on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Third parties could, however, obtain knowledge of this proprietary know-how through independent development or other unauthorized access. In addition to its own patents and proprietary know-how, the Company is a party to licensing arrangements and other agreements authorizing it to use other proprietary processes, know-how and related technology and/or to operate within the scope of certain patents owned by other entities. The duration of the Company’s licenses generally ranges from 5 to 17 years. In some cases the licenses granted to the Company are perpetual and in other cases the term of the license is related to the life of the patent associated with the license. The Company also has licensed some of its intellectual property rights to third parties.

Item 1A.	Risk Factors

The following are certain risk factors that could materially and adversely affect our business, results of operations or financial condition.

Risks Related to Our Business

Our industry is very competitive and increased competition could reduce prices and our profit margins.

We operate in a competitive environment. In the past, we have encountered pricing pressures in our markets and could experience further declines in prices of plastic packaging as a result of competition. Although we have been able over time to partially offset pricing pressures by reducing our cost structure and making the manufacturing process more efficient by providing new and innovative technology, we may not be able to continue to do so in the future. Our business, results of operations and financial condition may be materially and adversely affected by further declines in prices of plastic packaging and such further declines could lead to a loss of business and a decline in our margins.

If we are unable to develop product innovations and improve our production technology and expertise, we could lose customers or market share.

Our success may depend on our ability to adapt to technological changes in the plastic packaging industry. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected.

We may be unable to protect our proprietary technology from infringement.

We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates as necessary to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. Significant impairment of our intellectual property rights could harm our business or our ability to compete. For example, if we are unable to maintain the proprietary nature of our technologies, our profit margins could be reduced as competitors could more easily imitate our products, possibly resulting in lower prices or lost sales for certain products. In such a case, our business, results of operations and financial condition may be materially and adversely affected.

We are periodically involved in litigation in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate claims or litigation against us asserting infringement or violation of their intellectual property rights. We cannot assure that our products will not be found to infringe upon the intellectual property rights of others. Further, we cannot assure that we will prevail in any such litigation, or that the results or costs of any such litigation will not have a material adverse effect on our business. Any litigation concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business, results of operations or financial condition regardless of its outcome.

We would lose a significant source of revenues and profits if we lost any of our largest customers.

The loss of one of our largest customers could result in: (i) our having excess capacity if we are unable to replace that customer; (ii) our having excess overhead and fixed costs and possible impairment of long-lived assets; and (iii) our selling, general and administrative expenses and capital expenditures representing increased portions of our revenues.

In 2009, our top 20 customers comprised 69% of our net sales. PepsiCo (collectively, with its affiliates, such as Frito-Lay, Gatorade and Tropicana) is our largest customer, with all product lines we provide to PepsiCo collectively accounting for approximately 10.8%, 13.3% and 14.0% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

If any of our large customers terminated its relationship with us, we would lose a significant source of revenues and profits.

Contracts with customers generally do not require them to purchase any minimum amounts of products from us, and customers may not purchase amounts that meet our expectations.

The majority of our sales are made pursuant to long-term customer purchase orders and contracts. Customers’ purchase orders and contracts typically vary in length with terms up to ten years. The contracts, including those with PepsiCo, generally are requirements contracts which do not obligate the customer to purchase any given amount of product from us. Prices under these arrangements are tied to market standards and therefore vary with market conditions. Changes in the cost of resin, the largest component of our cost of goods sold, are passed through to customers by means of corresponding changes in product pricing in accordance with our agreements with these customers and industry practice. Increases in resin prices relative to alternative packaging materials, or other price increases, may cause customers to decrease their purchases from us. Additionally, if customers undertake transformational initiatives to their product lines, such as concentrate conversions or product obsolescence actions, we may lose a source of revenues and profits. As a result, despite the existence of supply contracts with our customers, we face the risk that in the future customers will not continue to purchase amounts that meet our expectations.

Increases in resin prices, relative to alternative packaging materials, and reductions in resin supplies could significantly slow our growth and disrupt our operations.

We depend on large quantities of PET, HDPE and other resins in manufacturing our products. One of our primary strategies is to grow the business by capitalizing on the conversion from glass, metal and paper containers to plastic containers. Resin prices can fluctuate significantly with fluctuations in crude oil and natural gas prices, as well as changes in refining capacity and the demand for other petroleum-based products. A sustained increase in resin prices, relative to alternative packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing, in accordance with our agreements with these customers and industry practice. However, if we are not able to do so in the future and there are sustained increases in resin prices, relative to alternative packaging materials, our operating margins could be affected adversely.

While there is currently an adequate supply of resin available from many sources, this may not be the case in the future. Several of our larger suppliers have either entered, or are emerging from, bankruptcy protection. If the number of suppliers is significantly reduced in the future, this could affect our ability to obtain resin timely, or obtain resin at favorable prices, and our operations and profitability may be impaired.

Our international operations are subject to a variety of risks related to foreign currencies and local law in several countries.

We have significant operations outside the United States, and therefore hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. Our operations outside the United States accounted for approximately 21.5%, 20.9% and 19.9% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange and interest rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investment and other restrictions by foreign governments or the imposition of environmental or employment laws. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. Exchange rate fluctuations increased comprehensive income by $19.6 million, increased comprehensive loss by $65.9 million and decreased comprehensive loss by $36.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sale transaction using a currency different from the operating subsidiary’s functional currency. In several countries where we operate, resin purchases must be made in U.S. dollars. Furthermore, changes in local economic conditions can affect operations. Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries, such as Venezuela and Argentina, we are faced with periodic political issues which could result in currency risks or the risk that we are required to include local ownership or management in our businesses. The above mentioned risks in North America, Europe and South America may hurt our ability to generate revenue in those regions in the future.

We may not be able to recover the carrying value of our long-lived assets, which could require us to record additional asset impairment charges and materially and adversely affect our results of operations.

We had net property, plant and equipment of $1,016.4 million at December 31, 2009, or 51.2% of our total assets. We recorded asset impairment charges to property, plant and equipment of $41.8 million, $93.2 million and $135.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record additional asset impairment charges in future periods which could materially and adversely affect our results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2009, goodwill and other identifiable intangible assets were approximately $338.8 million, or 17.1% of our total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, “Intangibles—Goodwill and Other,” we review such assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Our future growth may be a function, in part, of acquisitions of other consumer goods packaging businesses, including investments in geographic regions we are not familiar with. To the extent that we grow through acquisitions, we will face operational and financial risks, such as the risk of failing to assimilate the operations and personnel of the acquired businesses, disrupting our ongoing business, dissipating our limited management resources and impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management. Additionally, we have incurred indebtedness to finance past acquisitions, and would likely incur additional indebtedness to finance future acquisitions, as permitted under the Credit Agreement (as defined herein) and the indentures governing our Notes (as defined herein), in which case we would also face certain financial risks associated with the incurrence of additional indebtedness to make an acquisition, such as a reduction in our liquidity, access to capital markets and financial stability.

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

As of December 31, 2009, approximately 3,100 of our approximately 7,200 employees were covered by collective bargaining agreements with various international and local labor unions. In addition, as of December 31, 2009, we operated 80 facilities, of which 40 were union facilities operated primarily by union employees. In the U.S. our union agreements typically have a term of three or four years and thus regularly expire and require negotiation in the course of our business. In 2010, collective bargaining agreements covering approximately 750 employees in the U.S. will expire. Upon the expiration of any of our collective bargaining agreements, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our facilities could have a material adverse effect on our business, results of operations and financial condition.

Our ability to expand our operations could be adversely affected if we lose access to additional blow molding equipment.

Access to blow molding equipment is important to our ability to expand our operations. We have access to a broad array of blow molding equipment and suppliers. However, if we fail to continue to access this new blow molding equipment or these suppliers, our ability to expand our operations may be materially and adversely affected until alternative sources of technology can be arranged.

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

We had net losses in recent years and may not generate net income in the future.

For the years ended December 31, 2008 and 2007, we incurred net losses of $57.3 million and $206.1 million, respectively. Continuing net losses may limit our ability to execute our strategy and we may not generate net income from operations in the future. Factors contributing to losses in recent years included, but were not limited to:

•	interest on our debt;

•	impairment of our long-lived tangible and intangible assets;

•	the write-off of deferred financing fees related to our debt refinancings; and

•	severance and other payments associated with exiting unprofitable plants.

GPC will be required to pay its pre-IPO stockholders and the Graham Family for certain tax benefits it may claim arising in connection with its IPO and related transactions, which amounts are expected to be material.

In connection with its IPO, GPC entered into an exchange agreement with the Graham Family. Pursuant to the exchange agreement, limited partnership units held by the Graham Family may (subject to the terms of the exchange agreement) be exchanged for shares of GPC’s common stock outstanding on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Holdings intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”) effective for each taxable year in which an exchange of limited partnership units for shares of GPC’s common stock occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of limited partnership units. Any such exchanges are expected to result in an increase in the tax basis of the tangible and intangible assets of Holdings that otherwise would not have been available. Similar increases to the tax basis of the tangible and intangible assets of Holdings resulted from GPC’s 1998 acquisition of Holdings. These increases in tax basis will increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that GPC would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Additionally, in connection with the IPO, GPC will be able to utilize net operating losses that arose prior to the IPO and are therefore attributable to GPC’s pre-IPO stockholders (i.e., Blackstone, management and other stockholders). These net operating loss carryforwards will also reduce the amount of tax that GPC would otherwise be required to pay in the future.

GPC has entered into an income tax receivable agreement with GPC Holdings, L.P. (“GPC LP”) that provides for the payment by GPC to the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination payment or a change of control as discussed below) as a result of these increases in tax basis (specifically, those attributable to exchanges of limited partnership units, as described above) and of certain other tax benefits related to GPC’s entering into the income tax receivable agreement, including tax benefits attributable to payments under the income tax receivable agreement. GPC has also entered into an income tax receivable agreement with certain of its pre-IPO stockholders that will provide for the payment to all of its pre-IPO stockholders (i.e., Blackstone, management and other investors) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or a change of control as discussed below) as a result of (i) the utilization of its net operating losses attributable to periods prior to the IPO, and (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings (as discussed above) and certain other tax benefits related to GPC’s entering into the income tax receivable agreement, including tax benefits attributable to payments under the income tax receivable agreement.

These payment obligations are GPC’s obligations and not obligations of Holdings or any of its other subsidiaries. The actual increase in tax basis, actual amount and utilization of net operating losses, as well as the amount and timing of any payments under the income tax receivable agreements, will vary depending upon a number of factors, including the timing of subsequent exchanges, the price of shares of GPC’s common stock outstanding at the time of an exchange, the extent to which such exchanges are taxable and the amount, character and timing of GPC’s taxable income in the future.

We expect that the payments that GPC makes under these income tax receivable agreements will be material. Assuming no material changes in the relevant tax law, and that GPC earns sufficient taxable income to realize the full tax benefits subject to the income tax receivable agreements, we expect that future payments under the income tax receivable agreements will aggregate to between $190 million to $240 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for common stock depending on the timing and value of such exchanges. This range is based on our assumptions using presently available information including with respect to valuation, historic tax basis and the amount of tax attributes subject to the income tax receivable agreements that were in existence as of the IPO date. Such amounts may differ materially from the amounts presented above based on various items, including final valuation analysis and updated determinations of taxable income and historic tax basis amounts. The payments under the income tax receivable agreements are not conditioned upon these parties’ continued ownership of GPC or Holdings.

In addition, the income tax receivable agreements provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control, the income tax receivable agreements will terminate and GPC will be required to make a payment equal to the present value of future payments under the income tax receivable agreements, which payment would be based on certain assumptions, including those relating to GPC’s future taxable income. In these situations, GPC’s obligations under the income tax receivable agreements could have a substantial negative impact on Holding’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other form of business combinations or other changes of control.

GPC’s counterparties under these agreements will not reimburse GPC for any payments previously made under the income tax receivable agreements if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the income tax receivable agreements in excess of GPC’s cash tax savings.

GPC’s only material asset is its interest in Holdings, and it is accordingly dependent upon distributions from Holdings to pay dividends and taxes and other expenses, including payments under the income tax receivable agreements.

GPC is a holding company and has no material assets other than its ownership of limited partnership units in Holdings. GPC has no independent means of generating revenue and intends to cause Holdings to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by GPC, as well as any payments due under the income tax receivable agreements described above. However, the instruments and agreements governing the Company’s indebtedness contain covenants that restrict the ability of subsidiaries to make distributions to GPC, which could affect GPC’s ability to make payments under the income tax receivable agreements and to pay dividends. To the extent that GPC needs funds and Holdings is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds pursuant to the terms of the Company’s indebtedness, it could materially adversely affect its liquidity and financial condition. To the extent that GPC is unable to make payments under the income tax receivable agreements for any reason, such payments will be deferred and will accrue interest at LIBOR plus five percent per annum until paid.

Blackstone controls us and may have conflicts of interest with us in the future.

Blackstone owns shares of GPC’s common stock sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of GPC’s restated certificate of incorporation and amended and restated bylaws; and our winding up and dissolution. In addition, pursuant to the stockholders’ agreement with Blackstone, Blackstone has the right to nominate to GPC’s board of directors a number of designees equal to: (i) at least a majority of the total number of directors comprising GPC’s board at such time as long as Blackstone beneficially owns more than 35% of the shares of GPC’s common stock entitled to vote generally in the election of GPC’s directors; (ii) 42% of the total number of directors comprising GPC’s board at such time as long as Blackstone beneficially owns more than 25% but less than or equal to 35% of the shares of GPC’s common stock entitled to vote generally in the election of GPC’s directors; (iii) 28% of the total number of directors comprising GPC’s board of directors at such time as long as Blackstone beneficially owns more than 15% but less than or equal to 25% of the shares of GPC’s common stock entitled to vote generally in the election of GPC’s directors; and (iv) 14% of the total number of directors comprising GPC’s board of directors at such time as long as Blackstone beneficially owns 5% or more of the shares of GPC’s common stock entitled to vote generally in the election of GPC’s directors. As a result, even after Blackstone no longer owns a majority of GPC’s voting stock, Blackstone could continue to have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders or noteholders. As long as Blackstone continues to own, directly or indirectly, a significant amount of the outstanding shares of GPC’s common stock, it will continue to be able to or effectively control our decisions.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. GPC’s restated certificate of incorporation provides that neither Blackstone, nor members of GPC’s board of directors who are not our employees (including any directors who also serve as officers) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Blackstone to themselves or their other affiliates instead of to us.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our cash flow and our ability to operate and grow our business.

At December 31, 2009, we had $2,436.9 million of total consolidated indebtedness. In addition, at December 31, 2009, after taking into account letters of credit of $10.2 million, we had $237.8 million of revolving loan capacity under our senior secured credit facility (the “Credit Agreement”). Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $300.0 million, and we may incur additional indebtedness as permitted by our Credit Agreement and other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates. At December 31, 2009, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $6.2 million, excluding the impact of our interest rate collar and swap agreements. Our term loan C balance of $1,191.0 million at December 31, 2009, has a LIBOR floor of 2.5%. If LIBOR rates exceed that floor, a one percentage point change in the interest rates could impact interest expense by an additional amount of approximately $11.9 million.

Our obligations in connection with our indebtedness could have important consequences. For example, they could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures and for other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities; and

•	limit our ability to borrow additional funds.

Despite our current level of indebtedness, we may incur additional debt in the future, which could increase the risks associated with our substantial outstanding indebtedness.

We continually pursue organic growth and selectively evaluate and pursue acquisition opportunities and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such growth and acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the risks we now face related to our indebtedness could increase.

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

These covenants could restrict us in the pursuit of our business strategy. As of December 31, 2009, we were in compliance with the covenants under the instruments and agreements governing our indebtedness.

We may obtain less favorable terms when we attempt to renew or replace our senior secured revolving credit facility and our senior secured term loan facility.

Approximately 34.0% of the term loans under our senior secured credit facility, or $610.0 million as of December 31, 2009, will mature on October 7, 2011, and the remaining $1,191.0 million will mature on April 5, 2014. Approximately 55.0% of total commitments of our senior secured revolving credit facility, or $135.2 million as of December 31, 2009, will mature on October 7, 2010, with the remaining $112.8 million maturing on October 1, 2013. In conjunction with the IPO, commitments under our senior secured revolving credit facility automatically increased by $12.0 million, which additional commitments will mature on October 1, 2013.

We may not be able to renew or replace these facilities on favorable terms as they expire, or we may not be able to renew or replace them at all. As a result, we may incur higher borrowing costs and could have more stringent debt covenants. If financial market conditions deteriorate, our business and financial results could be materially and adversely affected.

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone, it will trigger an event of default under our Credit Agreement.

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of GPC’s common stock, an event of default under our Credit Agreement will be triggered. Upon the occurrence of an event of default under our Credit Agreement, the lenders will not be required to lend any additional amounts to us or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under our other debt instruments. If we were unable to repay those amounts, the lenders under our Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Agreement. If the lenders under our Credit Agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Agreement and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, the Company owned or leased 85 plants located in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom, the United States and Venezuela. Twenty-eight of the plants are located on-site at customer facilities. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future.

The following table sets forth the location of the Company’s manufacturing and administrative facilities, their approximate current square footage, whether on-site or off-site and whether leased or owned as of December 31, 2009. In addition to the facilities listed below, the Company leases other warehousing space.

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
	U.S. Packaging Facilities (1)
1.	Findlay, Ohio	406,800	Off-Site	Owned
2.	York (Household), Pennsylvania	395,554	Off-Site	Owned
3.	Maryland Heights, Missouri	308,961	Off-Site	Owned
4.	Henderson, Nevada	298,407	Off-Site	Owned
5.	Vandalia, Illinois	277,500	Off-Site	Owned
6.	Evansville, Indiana	266,720	Off-Site	Leased
7.	Woodridge, Illinois	265,062	Off-Site	Leased
8.	Rockwall, Texas	241,000	Off-Site	Owned
9.	Modesto, California	238,000	Off-Site	Owned
10.	Hazleton (Household), Pennsylvania	218,384	On-Site	Leased
11.	Holland, Michigan	218,168	Off-Site	Leased
12.	Fremont, Ohio	210,883	Off-Site	Owned
13.	Bedford, New Hampshire	210,510	Off-Site	Owned

	Location	Size (Square Feet)	On-Site or Off-Site	Leased/ Owned
14.	York (Food & Beverage), Pennsylvania	210,370	Off-Site	Leased
15.	Tolleson, Arizona	209,468	Off-Site	Owned
16.	Cartersville, Georgia	208,000	Off-Site	Owned
17.	Florence (Food & Beverage), Kentucky	203,000	Off-Site	Owned
18.	Edison, New Jersey (2)	194,000	Off-Site	Owned
19.	Hazleton (Food & Beverage), Pennsylvania	185,080	Off-Site	Owned
20.	Newell, West Virginia	183,388	On-Site	Leased
21.	Harrisonburg, Virginia	180,000	Off-Site	Owned
22.	Selah, Washington	170,553	Off-Site	Owned
23.	Atlanta, Georgia	165,000	On-Site	Leased
24.	Jefferson, Louisiana	162,047	Off-Site	Leased
25.	Kansas City, Missouri	162,000	Off-Site	Leased
26.	Belvidere, New Jersey	160,000	Off-Site	Owned
27.	Florence (Personal Care/Specialty), Kentucky	153,600	Off-Site	Owned
28.	Cincinnati, Ohio	153,301	Off-Site	Leased
29.	Montgomery, Alabama (2)	150,143	Off-Site	Leased
30.	Emigsville, Pennsylvania	148,300	Off-Site	Leased
31.	Levittown, Pennsylvania (2)	148,000	Off-Site	Leased
32.	Iowa City, Iowa	140,896	Off-Site	Owned
33.	Baltimore, Maryland	128,500	Off-Site	Owned
34.	Santa Ana, California	127,680	Off-Site	Owned
35.	Chicago, Illinois	125,500	Off-Site	Owned
36.	Muskogee, Oklahoma	125,000	Off-Site	Leased
37.	Alta Vista, Virginia	122,680	Off-Site	Leased
38.	Kansas City, Kansas	111,000	On-Site	Leased
39.	Ogden, Utah	105,000	On-Site	Leased
40.	Casa Grande, Arizona	100,000	Off-Site	Leased
41.	Bradford, Pennsylvania	90,350	Off-Site	Leased
42.	Atlanta, Georgia	81,600	Off-Site	Leased
43.	Lakeland, Florida	80,000	Off-Site	Leased
44.	Berkeley, Missouri	75,000	Off-Site	Owned
45.	Cambridge, Ohio	57,000	On-Site	Leased
46.	Port Allen, Louisiana	56,721	On-Site	Leased
47.	Richmond, California	55,256	Off-Site	Leased
48.	Houston, Texas	52,500	Off-Site	Owned
49.	St. Louis, Missouri	48,150	On-Site	Leased
50.	Darlington, South Carolina	43,200	Off-Site	Leased
51.	Vicksburg, Mississippi (2)	31,200	On-Site	Leased
52.	Bordentown, New Jersey	30,000	On-Site	Leased
53.	Joplin, Missouri	29,200	On-Site	Leased
54.	Minster, Ohio	27,674	On-Site	Leased
55.	West Jordan, Utah	25,760	On-Site	Leased
56.	Bradenton, Florida	21,500	On-Site	Leased

	Canadian Packaging Facilities
57.	Mississauga, Ontario	78,416	Off-Site	Owned

	Mexican Packaging Facilities
58.	Tlalnepantla	214,349	Off-Site	Owned
59.	Pachuca	152,286	Off-Site	Owned
60.	Mexicali	59,700	Off-Site	Leased
61.	Irapuato	54,000	On-Site	Leased
62.	Tlaxcala	9,792	On-Site	Leased

	Location	Size (Square Feet)		On-Site or Off-Site	Leased/ Owned
	European Packaging Facilities
63.	Assevent, France	186,000		Off-Site	Owned
64.	Rotselaar, Belgium	162,212		On-Site	Leased
65.	Etten-Leur, Netherlands	124,450		Off-Site	Leased
66.	Ryttyla, Finland	121,079		Off-Site	Owned
67.	Chalgrove, the United Kingdom	104,200		Off-Site	Leased
68.	Aldaia, Spain	75,350		On-Site	Leased
69.	Istanbul, Turkey	45,000		Off-Site	Leased
70.	Lummen, Belgium	42,840		On-Site	Leased
71.	Sulejowek, Poland	32,732		Off-Site	Owned
72.	Villecomtal, France	31,300		On-Site	Leased
73.	Zoetermeer, Netherlands	22,702		On-Site	Leased
74.	Bierun, Poland	10,652		On-Site	Leased
75.	Eskisehir, Turkey	9,461		On-Site	Leased

	South American Packaging Facilities
76.	Valencia, Venezuela	93,757		Off-Site	Leased
77.	Sao Paulo, Brazil	71,300		Off-Site	Leased
78.	Buenos Aires, Argentina (San Martin) (2)	40,501		Off-Site	Owned
79.	Longchamps, Argentina	30,100	**	On-Site	Owned/Leased
80.	Caxias, Brazil	29,493	**	On-Site	Owned/Leased
81.	Rio de Janeiro, Brazil	22,220		On-Site	Leased
82.	Inhauma, Brazil	14,208		On-Site	*
83.	Curitiba, Brazil	12,293		On-Site	*
84.	Carambei, Brazil	7,621		On-Site	*

	Graham Recycling
85.	York, Pennsylvania	44,416		Off-Site	Owned

	Administrative Facilities
—	York, Pennsylvania – Technology Center	159,000		N/A	Leased
—	York, Pennsylvania – Corporate Office	116,400		N/A	Leased
—	Warsaw, Poland – Technology Center	32,636		N/A	Leased
—	Rueil, Paris, France	4,300		N/A	Leased

(1)	Substantially all of the Company’s domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Credit Agreement.
(2)	The Company has closed these facilities.
*	The Company operates these on-site facilities without leasing the space it occupies.
**	The building is owned and the land is leased.

Item 3.	Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York, New York County, against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (the “Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in two of the Company’s pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleges that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. In its statement of claims, OnTech alleges, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech is seeking to recover the value of its business, which it alleges is between $80 million and $150 million, which is in excess of 10% of the Company’s current assets. The arbitration is currently scheduled to be heard by a three arbitrator panel from August 2, 2010, to August 6, 2010.

The Company believes that OnTech’s claims are without legal, contractual or factual merit. The Company is vigorously defending against these claims and feels that the likelihood of it not prevailing is remote. Accordingly, the Company has not accrued a loss on this claim.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Because Holdings is a limited partnership, equity interests in Holdings take the form of general and limited partnership interests. There is no established public trading market for any of the general or limited partnership interests in Holdings.

There is one owner of general partnership units in Holdings: BCP. There are three owners of limited partnership units in Holdings: GPC, GPC Holdings, L.P and a former member of management. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	with respect to overhead, tax and tax-related liabilities, legal, accounting and other professional fees and expenses; and

•

to fund purchases and redemptions of equity interests of Holdings or GPC held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

Holdings has made no cash dividends to its owners.

Item 6.	Selected Financial Data

The following tables set forth the selected historical consolidated financial data of the Company for and at the end of each of the years in the five-year period ended December 31, 2009. The selected consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007 and 2006, and the selected consolidated cash flow data and the selected consolidated balance sheet data, for all periods presented, have been derived from the Company’s audited consolidated financial statements. The selected consolidated statement of operations data for the year ended December 31, 2005, has been restated to reflect discontinued operations discussed below, and is unaudited. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 7) and the Financial Statements included under Item 8.

On November 12, 2009, the Company paid 2.3 million euros (approximately $3.5 million) to sell all of the shares of its wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. The Company’s exit from this location was due to its failure to meet internal financial performance criteria. The Company determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under ASC 205-20, “Discontinued Operations.” The Company’s consolidated statements of operations have been restated to reflect these discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$2,271.0	$2,559.0	$2,470.9	$2,500.4	$2,447.8
Cost of goods sold (1)	1,866.2	2,182.8	2,128.7	2,211.7	2,152.5

Gross profit	404.8	376.2	342.2	288.7	295.3
Selling, general and administrative expenses	121.6	127.5	136.2	131.3	127.2
Asset impairment charges (2)	41.8	96.1	157.7	25.9	7.0
Net loss on disposal of fixed assets	6.5	6.8	19.5	14.3	13.7

Operating income	234.9	145.8	28.8	117.2	147.4
Interest expense	176.9	180.1	205.9	205.2	184.7
Interest income	(1.1)	(0.8)	(0.9)	(0.6)	(0.6)
Net loss on debt extinguishment (3)	8.7	—	4.5	2.1	—
Other (income) expense, net	(1.5)	0.4	2.0	2.2	0.9
Income tax provision (4)	21.3	12.9	19.7	27.6	14.4

Income (loss) from continuing operations	30.6	(46.8)	(202.4)	(119.3)	(52.0)
Loss from discontinued operations	(9.5)	(10.5)	(3.7)	(1.1)	(0.6)

Net income (loss)	$21.1	$(57.3)	$(206.1)	$(120.4)	$(52.6)

BALANCE SHEET DATA (at period end):
Cash and cash equivalents	$147.8	$43.9	$18.3	$13.3	$26.7
Working capital (6)	121.6	190.5	186.2	158.4	249.2
Total assets	1,984.4	2,006.9	2,233.8	2,441.9	2,562.4
Total debt (7)	2,436.9	2,499.2	2,534.3	2,546.9	2,638.3
Partners’ capital (deficit)	(897.3)	(959.3)	(787.4)	(597.8)	(493.7)

OTHER DATA:
Cash flow provided by (used in) (5):
Operating activities	$325.5	$211.2	$174.2	$263.0	$120.0
Investing activities	(150.5)	(144.4)	(149.1)	(172.4)	(261.4)
Financing activities	(74.0)	(33.6)	(23.2)	(104.6)	147.9
Depreciation and amortization (8)	159.1	177.3	203.0	205.5	201.1

(1)

Net sales and cost of goods sold increase or decrease based on fluctuations in resin prices. Consistent with industry practice and as permitted under agreements with the Company’s customers, resin price changes are passed through to customers by means of corresponding changes in product pricing. Net sales and cost of goods sold are also impacted by changes in exchange rates and other factors, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

(2)	The Company evaluated the recoverability of its long-lived tangible and intangible assets in selected locations, due to indicators of impairment, and recorded impairment charges of $41.8 million, $94.7 million, $156.6 million, $14.2 million and $6.6 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Goodwill is reviewed for impairment on at least an annual basis. The resulting impairment charges recognized were $1.4 million, $1.1 million, $11.7 million and $0.4 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a further discussion.
(3)	Reclassifications have been made from interest expense to reflect as a separate line the net loss on debt extinguishment for all periods presented.
(4)	As limited partnerships, Holdings and the Operating Company are not subject to U.S. federal income taxes or most state income taxes. Instead, taxes are assessed to Holdings’ partners based on their distributive share of the income of Holdings. Certain U.S. subsidiaries are corporations subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.
(5)	Includes both continuing and discontinued operations.
(6)	Working capital is defined as current assets, less cash and cash equivalents, minus current liabilities, less current maturities of long-term debt.
(7)	Total debt includes capital lease obligations and current portion of long-term debt.
(8)	Depreciation and amortization includes continuing and discontinued operations, and excludes asset impairment charges and amortization of debt issuance fees, which is included in interest expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a worldwide leader in the design, manufacture and sale of value-added, custom blow molded plastic containers for branded consumer products. We operate in product categories where customers and end users value the technology and innovation that our custom plastic containers offer as an alternative to traditional packaging materials such as glass, metal and paperboard. We selectively pursue opportunities where we can leverage our technology portfolio to continue to drive the trend of conversion to plastic containers from other packaging materials. Our customers include leading multi-national and regional blue-chip consumer product companies that seek customized, sustainable plastic container solutions for diverse and stable end markets, such as the food and beverage and the household consumer products markets. We believe we are well-positioned to meet the evolving needs of our customers who often use our technology to differentiate their products with value-added design and performance characteristics such as smooth-wall panel-less bottles, unique pouring and dispensing features, multilayer bottles incorporating barrier technologies to extend shelf life, and ultra lightweight bottles with “hot-fill” capabilities that allow containers to be filled at high temperatures.

As of December 31, 2009, we operated a network of 80 manufacturing facilities throughout North America, Europe and South America. We are organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

We believe that the critical success factors to our business are our ability to:

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

We intend to capitalize on our leadership positions in value-added custom plastic containers to increase our EBITDA and cash flow in order to reduce our financial leverage and increase stockholder return.

We believe that the area with the greatest opportunity for growth continues to be in producing containers for the food and beverage product category because of the industry’s continued conversion to plastic packaging, including the demand for containers for juices and juice drinks, nutritional beverages, beer, yogurt drinks, liquor, teas, sports drinks/isotonics, vitamin enhanced waters, snacks, sauces, jellies, and jams. Much of the growth in this area in recent years has been in the sale of smaller sized containers. We believe we are a leader in providing value-added hot-fill PET juice containers. We also believe we are a leading participant in the growing markets for yogurt drinks and nutritional beverages where we manufacture containers using polyolefin resins.

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

Our North American one-quart/liter motor oil container product category is in a mature industry. Unit volume in the one-quart/liter motor oil industry decreased approximately 10% per year from 2006 through 2009 as the product category migrated towards the quick-lube market and larger multi-quart/liter packages. Even though we believe we have the largest market share of multi-quart/liter containers, these sales only partially offset the loss in sales of one-quart/liter containers.

As of December 31, 2009, we operated 27 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of two new plants in Brazil.

For the year ended December 31, 2009, 68.8% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, our largest customer, were 10.8%, 13.3% and 14.0% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and HDPE resins in the United States during the periods indicated:

	Year
	2009	2008	2007
PET	$0.73	$0.87	$0.82
HDPE	0.67	0.86	0.73

Resin and colorants make up a significant part of our cost of goods sold. Colorants are pigments added to the resin to formulate different colors of blow molded plastic bottles. Changes in the cost of colorants are typically passed through to customers, similarly to resin. On a percentage basis, resin and colorant costs generally make up between 40% and 50% of cost of goods sold, depending on the price of resin and colorants and bottle features. As a percentage of net sales, resin and colorant costs make up between 35% and 40%, in general. The percentage depends not only on the price of the resin and colorants, but also the physical characteristics of the bottle, such as size, weight, design features, labels and decorations, color and the technology platform and equipment used to make the bottle.

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

Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code (the “Code”), as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. Our foreign operations are subject to tax in their local jurisdictions.

On November 12, 2009, we paid 2.3 million euros (approximately $3.5 million) to sell all of the shares of our wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. Our exit from this location was due to its failure to meet internal financial performance criteria. We determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under ASC 205-20, “Discontinued Operations.” Our consolidated statements of operations have been restated to reflect these discontinued operations. Accordingly, our discussion on results of operations below, unless otherwise indicated, is based on results from continuing operations.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in millions)
North America	$1,942.5	85.5%	$2,195.0	85.8%	$2,140.1	86.6%
Europe	235.7	10.4	274.2	10.7	255.3	10.3
South America	92.8	4.1	89.8	3.5	75.5	3.1

Total Net Sales	$2,271.0	100.0%	$2,559.0	100.0%	$2,470.9	100.0%

	Year Ended December 31,
	2009		2008		2007
	(Dollars in millions)
Food and Beverage	$1,385.5	61.0%	$1,561.3	61.0%	$1,488.7	60.3%
Household	423.0	18.6	491.6	19.2	499.1	20.2
Personal Care/Specialty	171.3	7.6	186.8	7.3	205.2	8.3
Automotive Lubricants	291.2	12.8	319.3	12.5	277.9	11.2

Total Net Sales	$2,271.0	100.0%	$2,559.0	100.0%	$2,470.9	100.0%

2009 Compared to 2008

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year ended December 31,		%Increase/ (Decrease)
	2009	2008
	(Dollars in millions)
Net sales	$2,271.0	$2,559.0	(11.3)%
Cost of goods sold	1,866.2	2,182.8	(14.5)

Gross profit (1)	404.8	376.2	7.6
% of net sales (2)	17.8%	14.7%
Selling, general and administrative expenses (1)	121.6	127.5	(4.6)
% of net sales (2)	5.4%	5.0%
Asset impairment charges	41.8	96.1	(56.5)
Net loss on disposal of property, plant and equipment	6.5	6.8	(4.4)

Operating income	234.9	145.8	61.1
% of net sales (2)	10.3%	5.7%
Interest expense	176.9	180.1	(1.8)
Interest income	(1.1)	(0.8)	37.5
Net loss on debt extinguishment	8.7	—	100.0
Other (income) expense, net	(1.5)	0.4	>100.0
Income tax provision	21.3	12.9	65.1

Income (loss) from continuing operations	30.6	(46.8)	>100.0
Loss from discontinued operations	(9.5)	(10.5)	(9.5)

Net income (loss)	$21.1	$(57.3)	>100.0%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in this Report.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. Net sales for the year ended December 31, 2009, decreased $288.0 million, or 11.3%, from the year ended December 31, 2008. The decrease in sales was primarily due to a decrease in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. decreased from $0.87 to $0.73 and the average market price per pound of HDPE in the U.S. decreased from $0.86 to $0.67.

The unfavorable impact of exchange rates decreased sales by $72.2 million. The remaining $215.8 million decrease was driven primarily by lower resin costs as described above and, to a lesser extent, net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 0.7%.

On an operating segment basis, sales for the year ended December 31, 2009, in North America decreased $252.5 million, or 11.5%, from the year ended December 31, 2008. The unfavorable impact of exchange rates decreased sales by approximately $34.4 million, and lower unit volume decreased sales by approximately $27.4 million. The remaining $190.7 million decrease was largely driven by lower resin costs mentioned above, and, to a lesser extent, net price reductions. North American sales in the food and beverage, household, personal care/specialty and automotive lubricants product categories contributed $148.8 million, $62.6 million, $12.6 million and $28.5 million, respectively, to the decrease. Container units sold in North America decreased in the household, personal care/specialty and automotive lubricants product categories by 0.8%, 3.6% and 7.4%, and increased in the food and beverage product category by 0.6%, respectively.

Sales for the year ended December 31, 2009, in Europe decreased $38.5 million, or 14.0%, from the year ended December 31, 2008. The unfavorable impact of exchange rates decreased sales by $28.4 million and the remaining decrease was primarily due to lower resin costs.

Sales for the year ended December 31, 2009, in South America increased $3.0 million, or 3.3%, from the year ended December 31, 2008. The increase in sales was primarily due to an increase in unit volume of approximately $7.9 million and price increases, partially offset by the unfavorable impact of exchange rates of $9.4 million.

Gross Profit. Gross profit for the year ended December 31, 2009, increased $28.6 million, or 7.6%, from the year ended December 31, 2008. Gross profit for the year ended December 31, 2009, increased in North America by $30.3 million, increased in Europe by $0.3 million and decreased in South America by $2.0 million, when compared to the year ended December 31, 2008. Lower depreciation and amortization expense contributed $15.9 million to the increase, but was offset by the unfavorable impact of exchange rates of $19.7 million, as well as the reduction in volume of approximately $7.9 million. The remaining increase in gross profit of $40.3 million resulted from ongoing productivity initiatives and an overall better mix of products sold, slightly offset by net price reductions referred to above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2009, decreased $5.9 million, or 4.6%, from the year ended December 31, 2008. The decrease was primarily due to a decrease in professional fees related to an aborted 2008 transaction of $4.1 million, a decrease in consulting expenses of $3.3 million, the impact of exchange rates of $3.0 million and ongoing expense reduction efforts, partially offset by an increase in compensation-related expenses of $6.7 million.

Asset Impairment Charges. Asset impairment charges were $41.8 million for the year ended December 31, 2009, as compared to $96.1 million for the year ended December 31, 2008. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. During 2009, we noted several factors indicating that there may be impairment in some of our asset groups. These included:

•	the economic conditions in general;

•	a continuing reduction in the automotive quart/liter container business as our customers convert to multi-quart/liter containers;

•

the introduction by us, and our competitors, of newer production technology in the plastic container industry which is improving productivity, causing certain of our older machinery and equipment to become obsolete; and

•	the decline and/or loss of business in certain market segments.

We conducted impairment tests in accordance with ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” and recorded impairment charges of $41.8 million for property, plant and equipment for the year ended December 31, 2009, compared to $93.2 million for the year ended December 31, 2008. The impairment of property, plant and equipment in 2008 was primarily due to the following:

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

•	the loss of business of a large automotive lubricants customer.

Of the 2009 impairment charges related to property, plant and equipment, $31.5 million, $3.9 million and $6.4 million were recorded in North America, Europe and South America, respectively.

We also evaluated the recoverability of our intangible assets, and consequently recorded no impairment charges related to intangible assets other than goodwill for the year ended December 31, 2009, as compared to $1.5 million for the year ended December 31, 2008. During 2008, we recorded impairment charges to our patented technologies and customer relationships of $1.0 million and $0.5 million, respectively.

We conducted our annual test for goodwill impairment as of December 31, 2009, and recorded no impairment charges for the year ended December 31, 2009, as compared to $1.4 million for the year ended December 31, 2008. The 2008 impairment charges were in connection with our plants in Brazil and Argentina.

Interest Expense. Interest expense for the year ended December 31, 2009, decreased $3.2 million from the year ended December 31, 2008. The decrease was primarily related to a decrease in interest rates (average 90-day LIBOR decreased from 2.9% for the year ended December 31, 2008, to 0.8% for the year ended December 31, 2009), lower debt levels and a decrease in amortization of deferred financing fees of $2.4 million. These decreases were partially offset by the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin and an increase to interest expense resulting from the discontinuance of hedge accounting for our interest rate collar and swap agreements of $3.8 million. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Net Loss on Debt Extinguishment. In May 2009, certain of the lenders under our Credit Agreement agreed to extend the final maturity date of certain loans and revolver commitments, which resulted in a net gain on debt extinguishment of $0.8 million. In November 2009, we tendered our 8.50% senior unsecured notes due 2012, which resulted in a net loss on debt extinguishment of $9.5 million. See “—Liquidity and Capital Resources” for a more detailed description of these transactions.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the years ended December 31, 2009 and 2008. Other income, net for the year ended December 31, 2009, was $1.5 million, as compared to other expense, net of $0.4 million for the year ended December 31, 2008.

Income Tax Provision. Income tax provision for the year ended December 31, 2009, increased $8.4 million from the year ended December 31, 2008. The increase primarily resulted from a benefit recognized during the third quarter of 2008 associated with Mexican asset tax credit carryforwards, increased profitability of our Spanish and Mexican subsidiaries, valuation allowance adjustments in our Mexican and Brazilian subsidiaries and increases to domestic deferred tax liabilities that cannot be offset by net operating losses and other deferred tax assets.

Net Income (Loss). Primarily as a result of factors discussed above, net income was $21.1 million for the year ended December 31, 2009, compared to net loss of $57.3 million for the year ended December 31, 2008.

2008 Compared to 2007

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Year ended December 31,		%Increase/ (Decrease)
	2008	2007
	(Dollars in millions)
Net sales	$2,559.0	$2,470.9	3.6%
Cost of goods sold	2,182.8	2,128.7	2.5

Gross profit (1)	376.2	342.2	9.9
% of net sales (2)	14.7%	13.8%
Selling, general and administrative expenses (1)	127.5	136.2	(6.4)
% of net sales (2)	5.0%	5.5%
Asset impairment charges	96.1	157.7	(39.1)
Net loss on disposal of property, plant and equipment	6.8	19.5	(65.1)

Operating income	145.8	28.8	>100.0
% of net sales (2)	5.7%	1.2%
Interest expense	180.1	205.9	(12.5)
Interest income	(0.8)	(0.9)	(11.1)
Net loss on debt extinguishment	—	4.5	(100.0)
Other expense, net	0.4	2.0	(80.0)
Income tax provision	12.9	19.7	(34.5)

Loss from continuing operations	(46.8)	(202.4)	(76.9)
Loss from discontinued operations	(10.5)	(3.7)	>100.0

Net loss	$(57.3)	$(206.1)	(72.2)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in this Report.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. Net sales for the year ended December 31, 2008, increased $88.1 million, or 3.6%, from the year ended December 31, 2007. The increase in sales was primarily due to an increase in resin costs, which are passed through to customers, offset by lower volumes sold.

The favorable impact of exchange rates increased sales by $23.5 million. Container units sold decreased by 4.3%, which decreased sales by approximately $130.6 million. The percentage of our sales from lightweighted products also increased. While we believe lightweighting offers us a competitive advantage, our unit cost is lower because of a lower resin content. The remaining sales increase of $195.2 million was largely due to resin cost increases, slightly offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure.

On an operating segment basis, sales for the year ended December 31, 2008, in North America increased $54.9 million, or 2.6%, from the year ended December 31, 2007, primarily due to an increase in resin costs, offset by lower unit volume and net price reductions. North American sales in the food and beverage and automotive lubricants product categories contributed $53.5 million and $34.0 million, respectively, to the increase, while North American sales in the household and personal care/specialty product categories decreased $16.6 million and $16.0 million, respectively. Container units sold in North America decreased in the food and beverage, household, personal care/specialty and automotive lubricants product categories by 3.2%, 3.1%, 13.7% and 7.6%, respectively.

Sales for the year ended December 31, 2008, in Europe increased $18.9 million, or 7.4%, from the year ended December 31, 2007. The increase in sales was primarily due to the favorable impact of exchange rates of $19.7 million.

Sales for the year ended December 31, 2008, in South America increased $14.3 million, or 18.9%, from the year ended December 31, 2007. The increase in sales was primarily due to increased unit volume of approximately $3.6 million and the favorable impact of exchange rates of $4.8 million.

Gross Profit. Gross profit for the year ended December 31, 2008, increased $34.0 million, or 9.9%, from the year ended December 31, 2007. Gross profit for the year ended December 31, 2008, increased in North America and Europe by $28.0 million and $6.9 million, respectively, while South America decreased by $0.9 million, when compared to the year ended December 31, 2007. The overall increase in gross profit was driven by several factors, including ongoing productivity initiatives, a mix shift to higher margin containers, lower depreciation and amortization expense of $25.5 million and the favorable impact of exchange rates of $6.9 million, partially offset by price reductions referred to above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008, decreased $8.7 million, or 6.4%, from the year ended December 31, 2007. The decrease was primarily due to decreases in consulting expenses of $9.4 million and employee severance of $2.4 million and ongoing expense reduction efforts, partially offset by a $4.1 million increase in professional fees related to an aborted 2008 transaction.

Asset Impairment Charges. Asset impairment charges were $96.1 million for the year ended December 31, 2008, as compared to $157.7 million for the year ended December 31, 2007. We operate in a competitive industry with rapid technological innovation. In order to remain competitive, we develop and invest in new equipment which enhances productivity, often making older equipment obsolete. In addition, changing market conditions can also impact our ability to recover the carrying value of our long-lived assets. During 2008, we noted several factors indicating that there may be impairment in some of our asset groups. These included:

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

We conducted impairment tests in accordance with ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” and recorded impairment charges of $93.2 million for property, plant and equipment for the year ended December 31, 2008, compared to $135.5 million for the year ended December 31, 2007. The impairment of property, plant and equipment in 2007 was primarily due to the following:

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

Of the 2008 impairment charges related to property, plant and equipment, $85.4 million, $3.5 million and $4.3 million were recorded in North America, Europe and South America, respectively.

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

Interest Expense. Interest expense for the year ended December 31, 2008, decreased $25.8 million from the year ended December 31, 2007. The decrease was primarily related to a decrease in interest rates (average 90-day LIBOR decreased from 5.3% for the year ended December 31, 2007, to 2.9% for the year ended December 31, 2008).

Other Expense, Net. Other expense, net predominantly included net foreign exchange losses for the years ended December 31, 2008 and 2007. Other expense, net for the year ended December 31, 2008, decreased $1.6 million from the year ended December 31, 2007.

Income Tax Provision. Income tax provision for the year ended December 31, 2008, decreased $6.8 million from the year ended December 31, 2007. The decrease primarily resulted from a reduction in unrecognized tax benefits of foreign subsidiaries and an increase in a deferred tax benefit associated with Mexican asset tax credit carryforwards. These decreases were partially offset by increased profitability in our Canadian and Mexican subsidiaries.

Net Loss. Primarily as a result of factors discussed above, net loss was $57.3 million for the year ended December 31, 2008, compared to net loss of $206.1 million for the year ended December 31, 2007.

Effect of Changes in Exchange Rates

We generally conduct business in our foreign operations in local currencies. Accordingly, our results of operations are affected by changes in foreign exchange rates. Income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. As a result, a decline in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a favorable effect on our profitability, and an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. Global economic conditions for the first half of 2009 resulted in a rise of the U.S. dollar relative to these other local currencies. These conditions stabilized in the second half of 2009 resulting in a decline in the U.S. dollar relative to these other local currencies.

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.5 million and $10.2 million outstanding as of December 31, 2009 and 2008, respectively. Included in other (income) expense, net were foreign exchange gains of $1.9 million and foreign exchange losses of $0.2 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $19.6 million, increased comprehensive loss by $65.9 million and decreased comprehensive loss by $36.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

In 2009, 2008 and 2007, we generated $325.5 million, $211.2 million and $174.2 million of cash flow from operations, respectively. In addition, for 2009, 2008 and 2007, we had cash and cash equivalents of $147.8 million, $43.9 million and $18.3 million, respectively. These funds were primarily used to fund $145.0 million, $144.4 million and $149.1 million of net cash paid for property, plant and equipment for 2009, 2008 and 2007, respectively, $1.4 million of acquisitions for 2009, $27.2 million and $4.5 million of debt issuance fee payments for 2009 and 2007, respectively, $4.1 million of cash paid for the sale of a business for 2009 and $3.0 million of fees paid on behalf of GPC for its initial public offering.

The cash generated from operating activities for 2009 came primarily from our net income and reduction in working capital. The decrease in working capital, excluding cash, came from a reduction in accounts receivable and inventory primarily due to lower resin prices at the end of 2009 as compared to the end of 2008.

Cash used in 2009 for debt repayment was for regular amortization on our term loans and an excess cash flow payment of $22.8 million as was required by our Credit Agreement based on our cash generated in 2008.

Our Credit Agreement consists of senior secured term loans (“Term Loans”) to the Operating Company of $1,781.1 million ($1,801.0 million aggregate outstanding principal amount less $19.9 million unamortized discount) as of December 31, 2009, and a $248.0 million senior secured revolving credit facility (the “Revolver”). Availability under the Revolver as of December 31, 2009, was $237.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $83.3 million (including the excess cash flow payment of $65.5 million due for the year ended December 31, 2009, payable by March 31, 2010, as further described below) in 2010, $593.2 million in 2011, $11.6 million in 2012, $11.6 million in 2013 and $1,101.3 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, certain of the lenders under our Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of our senior notes due 2012. As a result of such refinancing in November 2009 (as further discussed below), $610.0 million of the Term Loans will mature on October 7, 2011, and the remaining $1,191.0 million will mature on April 5, 2014.

On May 28, 2009, certain of our Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment, conditioned on the refinancing in full of our senior notes due 2012. As a result of such refinancing in November 2009, $135.2 million of commitments under the Revolver will expire on October 7, 2010, and the remainder of the commitments will expire on October 1, 2013. In conjunction with the extension of these revolving commitments, we also voluntarily reduced the amount of total revolving commitments available to us under the Credit Agreement from $250.0 million to $248.0 million. In conjunction with GPC’s initial public offering on February 10, 2010, we received a $12.0 million increase to our revolving commitments.

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter.

As of December 31, 2009, we were in compliance with all covenants in the Credit Agreement.

On November 24, 2009, the Operating Company and CapCo I co-issued $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes”). The net proceeds from the offering, along with cash on hand, were used to fully discharge our obligations and interest payments under our 8.50% senior notes due 2012. Besides these notes, as of December 31, 2009, we also had outstanding $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), and on January 1, 2017 (Senior Notes). Interest on the Senior Notes is payable semi-annually at 8.25% per annum and interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum. In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, under which we agreed to register with the SEC notes having substantially identical terms as part of an offer to exchange freely tradable exchange notes for the Senior Notes. In addition, we agreed to use our reasonable best efforts to cause each exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, before November 24, 2010. If we fail to meet this target (a “registration default”), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the applicable interest rate on the Senior Notes will revert to the original level.

At December 31, 2009, our total indebtedness was $2,436.9 million, net of $23.2 million unamortized discount, and our indebtness net of cash was $2,289.1 million.

Unused lines of credit, including the Revolver, at December 31, 2009 and 2008, were $245.6 million and $246.1 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

We expect to fund scheduled debt repayments in 2010 from cash flow from operations. While we do not expect to draw on our Revolver in 2010, we continually review the condition of banks and institutions providing commitments and believe they would be able to meet their commitments should we have the need to draw on this facility. We believe our ability to generate cash flow from operations will be adequate to meet anticipated cash requirements to fund working capital, capital spending and other cash needs for the next twelve months. It is our intention to refinance in 2010 the portion of the Revolver maturing in 2010 and the portion of the Term Loans maturing in 2011. We may not be able to obtain refinancing on favorable terms or at all. See “Item 1A—Risk Factors—Risks Related to Our Indebtedness—We may obtain less favorable terms when we attempt to renew or replace our senior secured revolving credit facility and our senior secured term loan facility.”

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loans. An excess cash flow payment of $65.5 million is due for the year ended December 31, 2009, payable by March 31, 2010. As of December 31, 2009, we were in compliance with the financial ratios and tests specified in the Credit Agreement and we currently anticipate being able to comply with such financial ratios and tests for the next fiscal year, however, we cannot give any assurance this will occur.

We define covenant compliance EBITDA as EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this annual report on Form 10-K is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of income (loss) from continuing operations to covenant compliance EBITDA is as follows:

Reconciliation of income (loss) from continuing operations to EBITDA

	Four Quarters Ended December 31,
	2009	2008
	(In millions)
Income (loss) from continuing operations	$30.6	$(46.8)
Interest income	(1.1)	(0.8)
Interest expense	176.9	180.1
Income tax provision	21.3	12.9
Depreciation and amortization	158.3	175.0

EBITDA	$386.0	$320.4

Reconciliation of EBITDA to covenant compliance EBITDA

	Four Quarters Ended December 31,
	2009	2008
	(In millions)
EBITDA	$386.0	$320.4
Asset impairment charges	41.8	96.1
Other non-cash charges (a)	7.3	9.3
Fees related to monitoring agreements (b)	5.0	5.0
Net loss on debt extinguishment	8.7	—
Reorganization and other costs (c)	14.4	22.0
Project startup costs (d)	12.1	10.0

Covenant compliance EBITDA	$475.3	$462.8

(a)	Represents the net loss on disposal of fixed assets and stock-based compensation expense.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement.
(c)	Represents non-recurring costs related to plant closures, employee severance, professional fees associated with an aborted 2008 transaction, consulting expenses associated with restructuring of the business, hurricanes Gustav and Ike and other costs defined in the Credit Agreement.
(d)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended December 31, 2009, the Operating Company’s covenant compliance EBITDA was $475.3 million and the senior secured debt to covenant compliance EBITDA ratio was 3.5x . Given the level of senior secured debt as of December 31, 2009, the Operating Company’s covenant compliance EBITDA could have fallen by $169.1 million to $306.2 million for the four quarters ended December 31, 2009, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including up to $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.8x for the four quarters ended December 31, 2009.

Substantially all of the tangible and intangible assets of our domestic subsidiaries that are guarantors under the Credit Agreement are pledged as collateral pursuant to the terms of the Credit Agreement.

Under the senior secured credit agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	with respect to overhead, tax and tax-related liabilities, legal, accounting and other professional fees and expenses; and

•

to fund purchases and redemptions of equity interests of Holdings or GPC held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

We and our subsidiaries, affiliates or significant stockholders (including Blackstone) may, from time to time, subject to limitations in our debt agreements and in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash paid for property, plant and equipment, excluding acquisitions, for 2009, 2008 and 2007 was $146.0 million, $148.6 million and $153.4 million, respectively. Our largest capital spending for 2009 included the installation of two new lines to service the east coast business of a food and beverage customer, the construction of an on-site plant for a large household customer in Missouri and new mold equipment for a beverage customer serving both east and west coast business. All of these projects were substantially complete by year end 2009. We believe that capital expenditures to maintain and upgrade property, plant and equipment are important to remain competitive. We estimate that on average the maintenance capital expenditures are approximately $30 million to $40 million per year. Additional capital expenditures beyond this amount will be required to expand capacity or improve our cost structure.

For the year 2010, we expect to incur capital expenditures ranging from $140 million to $160 million. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal source of cash to fund ongoing operations and capital requirements has been and is expected to continue to be cash flow from operations. We believe that cash flow from operations will be sufficient to fund our ongoing operations and foreseeable capital requirements. In connection with plant expansion and improvement programs, we had commitments for capital expenditures of $24.3 million at December 31, 2009.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. For a further description of these agreements see “—Off-Balance Sheet Arrangements.”

Year 2010 Outlook

For 2010, we believe we will have opportunities for further product packaging conversions to plastic. These opportunities could be balanced or offset by continued economic uncertainty, which may affect sales of certain products. In response to fluctuating conditions, we plan to control expenses, increase productivity and maintain discipline on working capital and capital expenditures.

The global economic climate has also resulted in increased foreign exchange rate volatility. We derive a significant percentage of our revenues from our non-U.S subsidiaries operating in their local currencies and those results are affected by changes in the values of non-U.S. currencies to the U.S. dollar. If the dollar remains at its current level relative to the local currencies of the countries in which we operate, or further strengthens, our sales and net income will be affected and the impact could be material. In January 2010, Venezuela became a country that has a highly inflationary economy. As such, in 2010, we will begin re-measuring our Venezuelan entity as if its functional currency was our reporting currency. We believe that this will not have a significant impact on our financial statements. We employ a number of strategies to manage our currency risks, including the use of derivative financial instruments. However, there can be no assurance that our efforts to manage our currency risks will be successful.

Contractual Obligations and Commitments

The following table sets forth our significant contractual obligations and commitments as of December 31, 2009, after giving effect to the paydown of our debt with the contribution received from GPC in exchange for limited partnership units following its IPO:

	Payments Due by Period
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
	(In thousands)
Long-term debt obligations (a)(b)	$2,443,029	$209,055	$584,751	$1,020,845	$628,378
Capital lease obligations	17,039	10,414	6,622	3	—
Interest payments (b)(c)	670,145	159,803	274,367	194,168	41,807
Operating lease obligations	150,637	31,029	45,322	33,501	40,785
Capital expenditures	24,312	24,312	—	—	—
Fees to Blackstone and the Graham Family (d)	5,449	1,449	2,000	2,000	—

Total	$3,310,611	$436,062	$913,062	$1,250,517	$710,970

(a)	Amounts exclude the unamortized discounts related to the Credit Agreement and Senior Notes of $23.2 million as of December 31, 2009.
(b)	Amounts reflect the effect of the paydown of our Credit Agreement of $114.2 million on February 17, 2010, with the contribution received from GPC in exchange for limited partnership units following its IPO.
(c)	Interest payments are calculated based upon our 2009 year-end actual interest rates.
(d)	Represents annual fees paid and payable to Blackstone Management Partners III L.L.C. and the Graham Family under monitoring agreements and the limited partnership agreement of Holdings. Such agreements have no contractual term and for purposes of this table are assumed to be outstanding for a period of five years. For further information of such agreements, see Note 14, “Transactions with Related Parties,” of the Notes to Consolidated Financial Statements included in this Report. The amounts in the table reflect the reduction of the fees resulting from the termination of the Amended and Restated Monitoring Agreement on February 10, 2010, in conjunction with GPC’s initial public offering. The amount for 2010, however, does not include the fee of $35.0 million to terminate this agreement, which has already been paid.

In addition to the amounts included above, in 2010 we expect to make cash contributions to our pension plans of approximately $7.3 million. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

In connection with the IPO GPC entered into income tax receivable agreements which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination by it or a change of control) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and future exchanges of limited partnership units by the Graham Family pursuant to the exchange agreement, and (iii) other tax benefits related to GPC entering into the income tax receivable agreements, including tax benefits attributable to payments under the income tax receivable agreements.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $24.0 million as of December 31, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 20, “Income Taxes,” of the Notes to Consolidated Financial Statements included in this Report.

Other contractual obligations include certain derivatives with a net liability of $16.8 million as of December 31, 2009. We would have been required to pay this amount to the counterparties to settle these derivatives at December 31, 2009. As required under ASC 815-30, “Derivative Instruments and Hedging Activities,” these derivatives will be revalued at each balance sheet date, potentially resulting in a different asset or liability position. Based on the uncertainty of timing and amounts of payments in the future, these derivative contracts are excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2009 and 2008, we had sold $15.7 million and $29.9 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Critical Accounting Policies and Estimates

Long-Lived Assets

The plastic container business is capital intensive and highly competitive. Technology and market conditions can change rapidly, possibly impacting the fair value of our long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use either a single scenario estimate or a probability-weighted estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. For assets deemed not recoverable, any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, we estimate fair value using either single scenario expected future cash flows discounted at a risk-adjusted rate or probability-weighted expected future cash flows discounted at a risk-free rate. Management believes that this policy is critical to the financial statements, particularly when evaluating long-lived assets for impairment. Varying results of this analysis are possible due to the significant estimates involved in our evaluations.

As part of our review for impairment of long-lived assets during the year ended December 31, 2009, we performed an evaluation of indicators of possible impairment. Long-lived assets, with a net book value of $125.0 million, were identified as having a carrying value that may not be recoverable. Our further evaluation of these assets (“Step 1 analysis”) indicated that assets with a net book value of $94.5 million were not impaired, as the estimated undiscounted cash flows exceeded the net book value. Assets with a net book value of $30.5 million required further evaluation (“Step 2 analysis”) for impairment as a result of the net book value exceeding the estimated undiscounted cash flows. The estimated fair value of such assets was compared to the net book value, resulting in impairment charges (including impairment charges related to idle assets with no future value identified during the year) of $41.8 million for the year ended December 31, 2009. For assets that were considered not to be impaired following the Step 1 analysis, the expected undiscounted future cash flows substantially exceeded the total net book value of such assets.

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

We test impairment at the reporting unit level, which, as defined in ASC 350-20, “Intangibles—Goodwill and Other,” is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We generally define our reporting units at the country level.

The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring as of the end of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units, and is reconciled to our determination of total enterprise fair value. The financial projections are management’s best estimates based on current and forecasted market conditions. The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margins and discount factors; such assumptions are consistent with our annual budgeting and forecasting process. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods. In concluding on the fair values, we also consider the reasonableness of the implied EBITDA multiples resulting from the discounted cash flow analyses in comparison to EBITDA multiples from publicly traded companies in our industry and relevant transactions. We do not, however, directly apply a market approach in determining the fair values. Our methodology for determining fair values remained consistent for reported periods.

Our evaluation as of December 31, 2009, resulted in no impairment charges. A 1% increase in the discount rates used in our evaluation would have resulted in a reduction of enterprise fair value of reporting units tested of approximately $358 million and no additional impairment charge for the year ended December 31, 2009. The goodwill remaining on the books as of December 31, 2009, was $244.7 million, $34.8 million, $12.5 million and $3.8 million for the reporting units of the U.S., Mexico, Poland and the Netherlands, respectively. The estimated fair values determined for each of these reporting units substantially exceeded their respective carrying values as of December 31, 2009.

Derivatives

We account for derivatives under ASC 815, “Derivatives and Hedging.” This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of us, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings.

In the past, we have entered into interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements. These derivative contracts are accounted for as cash flow hedges.

ASC 815 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. Continued use of hedge accounting is dependent on management’s adherence to this accounting policy. Failure to properly document our interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements as cash flow hedges would result in income statement recognition of all or part of any future unrealized gain or loss recorded in other comprehensive income (loss). The potential income statement impact resulting from a failure to adhere to this policy makes this policy critical to the financial statements.

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

These assumptions change based on changes in rates derived from high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 50 basis points in the discount rate and the long-term rate of return on plan assets, assuming no other changes in estimates, would have increased the amount of the required annual expense by approximately $0.6 million for the year ended December 31, 2009, and increased the pension liability by $0.4 million as of December 31, 2009.

Income Taxes

We account for income taxes in accordance with ASC 740-10, “ Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our assumptions regarding future realization may change due to future operating performance and other factors.

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

In 2007, we implemented the guidance under ASC 740-10, “Basic Recognition Threshold,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of this guidance. Due to the significant amounts involved and judgment required, we deem this policy to be critical to our financial statements.

For disclosure of all of our significant accounting policies see Note 1 of the Notes to Consolidated Financial Statements included in this Report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued guidance under ASC 820-10, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”). This guidance establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. We adopted this guidance effective January 1, 2008, for financial assets and liabilities (see Note 12 of the Notes to Consolidated Financial Statements in this Report for further discussion). We adopted this guidance for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on our financial statements as it relates to these assets and liabilities.

In March 2008, the FASB issued guidance under ASC 815-30, “Derivatives and Hedging” (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We adopted this guidance effective January 1, 2009.

In December 2008, the FASB issued guidance under ASC 715, “Defined Benefit Plans” (formerly Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under this guidance include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by ASC 820-10. We adopted this guidance effective December 31, 2009.

In April 2009, the FASB issued guidance under ASC 825-10-65-1, “Financial Instruments—Overall—Transition and Open Effective Date Information” (formerly Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. We adopted this guidance effective June 30, 2009.

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

In June 2009, the FASB issued guidance under ASC 860, “Transfers and Servicing” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140”). This guidance improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. We adopted this guidance effective January 1, 2010, and the adoption had no impact on our financial statements.

In June 2009, the FASB issued guidance under ASC 105-10, “Generally Accepted Accounting Principles” (formerly SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This guidance establishes the ASC as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”), superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This guidance establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The ASC reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. We adopted this guidance effective July 1, 2009.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on our financial statements, or do not apply to our operations.

Subsequent Events

On February 10, 2010, GPC completed its IPO and on February 11, 2010, its common stock began trading on the New York Stock Exchange under the symbol “GRM.” In connection with the IPO, on February 4, 2010, GPC increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 100,000,000, and effected a 1,465.4874-for-one stock split of its shares of common stock. Additionally, Holdings effected a 3,781.4427-for-one unit split and the limited partnership agreement of Holdings has been amended and restated as the Sixth Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). Accordingly, any unit/share information reflects such splits. Pursuant to the Partnership Agreement, the partnership interests in Holdings have been denominated as limited partnership units and general partnership units with no change in relative economic ownership percentages prior to the IPO.

On February 17, 2010, and in connection with the IPO, GPC purchased 16,666,667 newly-issued, unregistered limited partnership units for an aggregate amount of $114.2 million. On February 17, 2010, a portion of these net proceeds, and cash on hand, was used to pay a portion of the Term Loan B and Term Loan C. An aggregate of $115.1 million of the Term Loans was repaid, of which $19.4 million was allocated to repay principal and accrued interest on Term Loan B and $95.7 million was allocated to repay principal and accrued interest on Term Loan C. Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement as described below, and exercised their rights to exchange approximately 1.3 million units in Holdings for shares of GPC’s common stock.

Following these events:

•

GPC now owns 58,966,881 limited partnership units, representing an 87.6% limited partnership interest, and its wholly owned subsidiary, BCP, is the sole general partner and owns 2,023,472 general partnership units, representing a 3.0% ownership in Holdings;

•

general partnership interests of the Graham Family have been converted into limited partnership interests on an equivalent basis such that the Graham Family owns an aggregate of 6,263,121 limited partnership units, representing a 9.3% limited partnership interest in Holdings; and

•	current and former directors and employees own 35,167 limited partnership units and options to acquire an aggregate of 4,746,940 limited partnership units in Holdings.

The Partnership Agreement also provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or equivalent common stock of GPC for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million annually for ongoing management and advisory services.

Income Tax Receivable Agreement

Also on February 10, 2010, GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with its pre-IPO stockholders and with GPC Holdings, L.P. (“GPCL”), the entity through which the Graham Family holds most of its interest in Holdings. The agreements provide for the payment by GPC to all of its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and to the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further defined by the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) GPC’s 1998 acquisition of Holdings and (2) future exchanges by the Graham Family of their units for GPC’s common stock pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs.

We expect that the payments that GPC makes under these ITRs will be material. Assuming no material changes in the relevant tax law, and that GPC earns sufficient taxable income to realize the full tax benefits subject to the ITR’s, we expect that future payments under the ITRs will aggregate to between $190 million to $240 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in Holdings for GPC’s common stock depending on the timing and value of such exchanges. This range is based on our assumptions using presently available information including with respect to valuation, historic tax basis and the amount of tax attributes subject to the ITRs that were in existence as of the IPO date. Such amounts may differ materially from the amounts presented above based on various items, including final valuation analysis and updated determinations of taxable income and historic tax basis amounts. The payments under the ITRs are not conditioned upon these parties’ continued ownership of GPC or Holdings. GPC will recognize such obligations based on the amount of recorded net deferred income tax assets recognized by GPC, and subject to the ITRs. Changes in the recorded net deferred income tax assets will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense.

Because GPC is a holding company with no operations of its own, its ability to make payments is dependent on the ability of Holdings to make distributions. Our credit agreements and outstanding notes generally restrict the ability to make distributions. To the extent GPC is unable to make payments under the ITRs for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus five percent per annum until paid, provided that a failure to make a payment due pursuant to the terms of the ITRs within six months of the date such payment is due will generally constitute a breach, and payments under the ITRs would then be accelerated.

Exchange Agreement

Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in Holdings for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications.

Under this Exchange Agreement, through February 18, 2010, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights to exchange 1,324,900 limited partnership units of Holdings for 1,324,900 shares of GPC’s common stock. As a result of this exchange, entities controlled by the Graham Family own limited partnership units representing 9.6% of the limited partnership interests in Holdings and shares representing 2.2% of GPC’s common stock.

We have also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of Holdings obtained on exercise of outstanding options for shares of GPC’s common stock.

Registration Rights Agreement

Under the Registration Rights Agreement certain parties have been granted rights with respect to shares of GPC’s common stock, either held by them or received upon the exchange of limited partnership units of Holdings. The Registration Rights Agreement provides (1) to the Graham Family and their affiliates (and their permitted transferees) of partnership interests in the Company two “demand” registrations at any time and customary “piggyback” registration rights and (2) to Blackstone, an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, the Registration Rights Agreement provides that the Graham Family and their affiliates may request that we file a shelf registration statement beginning on the 181st day after the IPO. The Graham Family and their affiliates may also request that we pay certain expenses of the Graham Family, Blackstone and their affiliates and certain other investors relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act of 1933, as amended.

In connection with the IPO, the following agreements were terminated:

Termination of the Amended and Restated Monitoring Agreement

The Company was party to a Monitoring Agreement whereas Blackstone Management Partners III L.L.C. (“BMP”) and Graham Alternative Investment Partners I (“GAIP”) provided management and advisory services to the Company. On February 10, 2010, in connection with the IPO and in exchange for a one-time payment of $26.3 million to BMP, and $8.8 million to GAIP, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement represent the estimated fair value of future payments under the agreement. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million under the Monitoring Agreement.

Termination of the Stockholders’ Agreement

The Company was party to a Stockholders Agreement with Blackstone, GPC Capital Corp. II and BT Investment Partners, Inc. which restricted transfer of ownership interests. On February 10, 2010, in connection with the IPO, the Stockholders Agreement was terminated in consideration for the rights granted under the Registration Rights Agreement.

Termination of the Management Stockholders Agreement

The Company was party to a Management Stockholders Agreement with Blackstone, GPC Capital Corp. II and certain current and former members of management (the “Management Stockholders”) which restricted transfer of ownership interests and provided certain tag and drag-along rights. On January 25, 2010, and in connection with the IPO, the Company entered into Letter Agreements with the Management Stockholders, pursuant to which each Management Stockholders rights under the Management Stockholders Agreement were terminated as of February 17, 2010, in consideration for the rights granted to such person under the Registration Rights Agreement

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

Interest Rate Risk

We had significant long- and short-term debt commitments outstanding as of December 31, 2009. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk. We manage our interest rate risk by entering into interest rate swap and collar agreements. Based on the outstanding amount of our variable-rate indebtedness at December 31, 2009, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $6.2 million, excluding the impact of our interest rate collar and swap agreements at December 31, 2009. All of our derivative financial instrument transactions are entered into for non-trading purposes.

Our financial instruments at December 31, 2009, including derivative instruments, which expose us to interest rate risk and market risk are presented in the table below. For variable-rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of December 31, 2009. For fixed-rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. Amounts in the table exclude the unamortized discounts related to the Credit Agreement and the Senior Notes of $23.2 million as of December 31, 2009. Amounts in the table also reflect the effect of the paydown of our Credit Agreement of $114.2 million on February 17, 2010, with the contribution received from GPC in exchange for limited partnership units following its initial public offering. For interest rate swap and collar agreements, the table presents notional amounts and interest rates, by expected (contractual) maturity date, including the pay rates and the receive rates (actual interest rates at December 31, 2009). The interest rate swap and collar agreements are accounted for as cash flow hedges. Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this Report should be read in conjunction with the table below.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) and Interest Rate Swap Agreements at December 31, 2009							Fair Value at December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable-rate borrowings, including short-term amounts	$204,543	$573,992	$10,606	$10,606	$1,010,233	$—	$1,809,980	$1,809,763
Average interest rate	6.10%	2.60%	6.75%	6.75%	6.75%		5.36%
Fixed-rate borrowings	$14,926	$6,158	$617	$9	$—	$628,378	$650,088	$652,850
Average interest rate	9.66%	7.64%	6.12%	4.01%		9.22%	9.21%
Total interest rate sensitive liabilities	$219,469	$580,150	$11,223	$10,615	$1,010,233	$628,378	$2,460,068	$2,462,613

Derivatives matched against liabilities:
Pay fixed swaps	—	$350,000	—	—	—	—	$350,000	$(16,688)
Pay rate	—	4.08%	—	—	—	—	4.08%
Receive rate	—	0.28%	—	—	—	—	0.28%
Interest rate collars	$385,000	—	—	—	—	—	$385,000	$(68)
Cap rate	4.70%	—	—	—	—	—	4.70%
Floor rate	2.88%	—	—	—	—	—	2.88%

Foreign Currency Exchange Rate Risk

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. Foreign currency exchange contracts are accounted for as cash flow hedges. At December 31, 2009 and 2008, we had foreign currency exchange contracts outstanding for the purchase of pound sterling in an amount of $1.5 million and Canadian dollars and pound sterling in an aggregate amount of $10.2 million, respectively.

Commodity Pricing Risk

We purchase commodities for our products such as HDPE and PET resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. We entered into natural gas swap agreements to hedge approximately 54% and 22% of our domestic exposure to fluctuations in natural gas prices for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had no natural gas swap agreements outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the accompanying consolidated balance sheets of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included financial statement schedules I and II listed in the index at Item 15(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 10, 2010

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$147,808	$43,879
Accounts receivable, net	191,685	233,734
Inventories	194,702	224,361
Deferred income taxes	3,446	2,829
Prepaid expenses and other current assets	59,091	57,248

Total current assets	596,732	562,051
Property, plant and equipment	1,938,171	1,921,257
Less accumulated depreciation and amortization	921,755	860,663

Property, plant and equipment, net	1,016,416	1,060,594
Intangible assets, net	43,012	46,258
Goodwill	295,773	293,360
Other non-current assets	32,506	44,587

Total assets	$1,984,439	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$100,657	$56,899
Accounts payable	111,013	100,778
Accrued expenses and other current liabilities	186,103	192,207
Deferred revenue	30,245	34,646

Total current liabilities	428,018	384,530
Long-term debt	2,336,206	2,442,339
Deferred income taxes	17,646	19,669
Other non-current liabilities	99,854	119,637
Commitments and contingent liabilities (see Notes 21 and 22)
Partners’ capital (deficit):
General partners	(43,318)	(44,372)
Limited partners	(827,708)	(848,307)
Notes and interest receivable for ownership interests	(1,795)	(2,060)
Accumulated other comprehensive income	(24,464)	(64,586)

Total partners’ capital (deficit)	(897,285)	(959,325)

Total liabilities and partners’ capital (deficit)	$1,984,439	$2,006,850

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net sales	$2,271,034	$2,558,954	$2,470,885
Cost of goods sold	1,866,270	2,182,767	2,128,735

Gross profit	404,764	376,187	342,150

Selling, general and administrative expenses	121,628	127,508	136,192
Asset impairment charges	41,826	96,064	157,692
Net loss on disposal of property, plant and equipment	6,452	6,834	19,459

Operating income	234,858	145,781	28,807
Interest expense	176,861	180,042	205,832
Interest income	(1,103)	(804)	(859)
Net loss on debt extinguishment	8,726	—	4,529
Other (income) expense, net	(1,551)	404	2,004

Income (loss) before income taxes	51,925	(33,861)	(182,699)
Income tax provision	21,360	12,910	19,698

Income (loss) from continuing operations	30,565	(46,771)	(202,397)
Loss from discontinued operations	(9,481)	(10,506)	(3,655)

Net income (loss)	$21,084	$(57,277)	$(206,052)

Net income (loss) allocated to general partners	$1,054	$(2,864)	$(10,303)
Net income (loss) allocated to limited partners	$20,030	$(54,413)	$(195,749)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General Partners	Limited Partners	Notes and Interest Receivable for Ownership Interests	Accumulated Other Comprehensive Income (Loss)	Total
Consolidated balance at January 1, 2007	$(30,965)	$(595,148)	$(3,295)	$31,652	$(597,756)

Net loss for the year	(10,303)	(195,749)	—	—	(206,052)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(11,572)	(11,572)
Pension and post-retirement benefit plans (net of a tax provision of $363)	—	—	—	(3,670)	(3,670)
Cumulative translation adjustment (net of a tax provision of $1,212)	—	—	—	36,334	36,334

Comprehensive loss					(184,960)
Stock compensation expense	—	608	—	—	608
Interest on notes receivable for ownership interests	—	—	(114)	—	(114)
Purchase of partnership units	—	(1,470)	—	—	(1,470)
Repayment of notes and interest	—	—	1,470	—	1,470
Amounts recognized upon implementation of ASC 740-10-25 (as defined in Note 20)	(240)	(4,557)	—	—	(4,797)
Purchase of partnership units	—	(378)	—	—	(378)

Consolidated balance at December 31, 2007	(41,508)	(796,694)	(1,939)	52,744	(787,397)

Net loss for the year	(2,864)	(54,413)	—	—	(57,277)
Changes in fair value of derivatives (net of tax of $0)	—	—	—	(22,361)	(22,361)
Pension and post-retirement benefit plans (net of a tax benefit of $342)	—	—	—	(29,028)	(29,028)
Cumulative translation adjustment (net of a tax benefit of $985)	—	—	—	(65,941)	(65,941)

Comprehensive loss					(174,607)
Stock compensation expense	—	2,560	—	—	2,560
Interest on notes receivable for ownership interests	—	—	(121)	—	(121)
Exercise of options	—	240	—	—	240

Consolidated balance at December 31, 2008	(44,372)	(848,307)	(2,060)	(64,586)	(959,325)

Net income for the year	1,054	20,030	—	—	21,084
Changes in fair value of derivatives (net of tax of $0)	—	—	—	10,111	10,111
Pension and post-retirement benefit plans (net of a tax benefit of $118)	—	—	—	10,432	10,432
Cumulative translation adjustment (net of a tax benefit of $22)	—	—	—	19,579	19,579

Comprehensive income					61,206
Stock compensation expense	—	895	—	—	895
Interest on notes receivable	—	(151)	(122)	—	(273)
Purchase of partnership units	—	(175)	—	—	(175)
Repayments of notes and interest	—	—	387	—	387

Consolidated balance at December 31, 2009	$(43,318)	$(827,708)	$(1,795)	$(24,464)	$(897,285)

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$21,084	$(57,277)	$(206,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159,102	177,265	203,047
Amortization of debt issuance fees	7,961	10,343	10,387
Accretion of senior unsecured notes	47	—	—
Net loss on debt extinguishment	8,726	—	4,529
Net loss on disposal of property, plant and equipment	9,991	6,834	19,461
Pension expense	5,118	2,625	3,014
Asset impairment charges	47,721	103,922	157,853
Unrealized loss on termination of cash flow hedge accounting	3,798	—	—
Stock compensation expense	895	2,560	608
Equity income from unconsolidated subsidiaries	(4)	—	—
Foreign currency transaction loss (gain)	254	(1,621)	569
Interest receivable	(273)	(121)	(114)
Changes in operating assets and liabilities, net of acquisition of a business:
Accounts receivable	42,203	1,651	626
Inventories	28,600	30,674	(22,793)
Prepaid expenses and other current assets	245	(7,796)	23,324
Other non-current assets	(1,349)	(8,699)	(5,179)
Accounts payable and accrued expenses	2,238	(40,221)	(13,458)
Pension contributions	(16,328)	(7,991)	(7,891)
Other non-current liabilities	5,499	(947)	6,299

Net cash provided by operating activities	325,528	211,201	174,230

Investing activities:
Cash paid for property, plant and equipment	(146,011)	(148,576)	(153,385)
Proceeds from sale of property, plant and equipment	984	4,156	4,278
Acquisition of/investment in a business, net of cash acquired	(1,385)	—	—
Cash paid for sale of business	(4,118)	—	—

Net cash used in investing activities	(150,530)	(144,420)	(149,107)

Financing activities:
Proceeds from issuance of long-term debt	311,889	328,182	667,461
Payment of long-term debt	(355,847)	(362,024)	(683,040)
Proceeds from issuance of partnership units	—	240	—
Purchase of partnership units	(175)	—	(3,140)
Repayment of notes and interest for ownership interests	387	—	—
Debt issuance fees	(27,193)	—	(4,500)
Fees paid on behalf of GPC (as defined herein) for initial public offering	(3,023)	—	—

Net cash used in financing activities	(73,962)	(33,602)	(23,219)

Effect of exchange rate changes on cash and cash equivalents	2,893	(7,614)	3,083

Increase in cash and cash equivalents	103,929	25,565	4,987
Cash and cash equivalents at beginning of year	43,879	18,314	13,327

Cash and cash equivalents at end of year	$147,808	$43,879	$18,314

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$177,664	$169,035	$198,447
Cash paid for income taxes (net of refunds)	$19,210	$9,269	$18,299
Non-cash investing activities:
Capital leases	$1,551	$403	$2,324
Accruals for purchases of property, plant and equipment	$10,469	$13,806	$19,595
Accruals for debt issuance fees	$335	$—	$—

See accompanying notes to consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss pass at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. Sales are recorded net of discounts, allowances and returns. Sales allowances are recorded as a reduction to sales in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50, “Customer Payments and Incentives.” The Company maintains a sales return allowance to reduce sales for estimated future product returns.

Cost of Goods Sold

Cost of goods sold includes the cost of inventory (materials and conversion costs) sold to customers, shipping and handling costs and warehousing costs. It also includes inbound freight charges, purchasing and receiving costs, quality assurance costs, safety and environmental-related costs, packaging costs, internal transfer costs and other costs of the Company’s distribution network.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the costs for the Company’s sales force and its related expenses, the costs of support functions, including information technology, finance, human resources, legal, global vendor contract services and executive management, and their related expenses and the costs of the Company’s research and development activities.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Research and Development Costs

The Company expenses costs to research, design and develop new packaging products and technologies as incurred. Such costs, net of any reimbursement from customers, were $9.9 million, $9.6 million and $11.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Cash and Cash Equivalents

The Company considers cash and investments with an initial maturity of three months or less when purchased to be cash and cash equivalents. Outstanding checks of $7.3 million and $8.4 million as of December 31, 2009 and 2008, respectively, are included in accounts payable on the Consolidated Balance Sheets.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company capitalizes significant improvements, and charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company accounts for its molds in accordance with the guidance under ASC 340-10, “Pre-Production Costs Related to Long-Term Supply Arrangements.” All capitalizable molds, whether owned by the Company or its customers, are included in property, plant and equipment in the Consolidated Balance Sheets. Interest costs are capitalized during the period of construction of capital assets as a component of the cost of acquiring these assets. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the various assets ranging from 2 to 31.5 years. Depreciation and amortization are included in cost of goods sold and selling, general and administrative expenses on the Consolidated Statements of Operations. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

Conditional Asset Retirement Obligations

The Company accounts for obligations associated with the retirement of its tangible long-lived assets in accordance with ASC 410-20, “Asset Retirement Obligations.” The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company records corresponding amounts for the asset retirement obligations as increases in the carrying amounts of the related long-lived assets, which are then depreciated over the useful lives of such long-lived assets. The net present value of these obligations was $11.1 million and $10.3 million as of December 31, 2009 and 2008, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Goodwill and Intangible Assets

The Company accounts for purchased goodwill in accordance with ASC 350-10, “Goodwill and Other Intangible Assets.” Under this guidance, goodwill is not amortized, but rather is tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Intangible assets consist of patented technology, customer relationships, licensing agreements and non-compete agreements. The Company amortizes these intangibles using the straight-line method over the estimated useful lives of the assets ranging from 6 to 19 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 7.

In order to test goodwill for impairment under ASC 350-10, a determination of the fair value of the Company’s reporting units is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company performs its required annual impairment tests on December 31 of each fiscal year. See Notes 8, 9 and 23.

Other Non-Current Assets

Other non-current assets primarily include debt issuance fees and deferred income tax assets. Debt issuance fees totaled $22.0 million and $33.9 million as of December 31, 2009 and 2008, respectively. Debt issuance fees are net of accumulated amortization of $24.6 million and $41.5 million as of December 31, 2009 and 2008, respectively. Amortization is computed by the effective interest method over the term of the related debt.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets.” The Company generally uses either a single scenario estimate or a probability-weighted estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Any impairment loss, if indicated, is measured on the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. When fair values are not available, the Company generally estimates fair value using either single scenario expected future cash flows discounted at a risk-adjusted rate or probability-weighted expected future cash flows discounted at a risk-free rate. See Note 9.

Derivatives

The Company accounts for derivatives under ASC 815-10, “Derivative Instruments and Hedging Activities.” This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815-10 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings.

In the past, the Company had entered into interest rate swap and collar agreements, foreign currency exchange contracts and natural gas swap agreements. These derivative contracts had been accounted for as cash flow hedges.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

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

Deferred Revenue

The Company often receives advance payments related to the design and development of customer molds utilized by the Company under long-term supply arrangements. The Company records these advance payments as deferred revenue and recognizes the related revenue on a straight-line basis over the related term of the long-term supply arrangement. Current and non-current deferred revenue were $30.2 million and $28.4 million, respectively, for the year ended December 31, 2009, and $34.6 million and $25.3 million, respectively, for the year ended December 31, 2008.

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

Comprehensive Income (Loss)

The Company follows ASC 220-10, “Comprehensive Income,” which requires the classification of items of other comprehensive income (loss) by their nature, and the disclosure of the accumulated balance of other comprehensive income (loss) separately within the equity section of the consolidated balance sheet. Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Changes in fair value of derivatives designated and accounted for as cash flow hedges, amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements, amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans and foreign currency translation adjustments are included in other comprehensive income (loss) and added to net loss to determine total comprehensive income (loss), which is displayed in the Consolidated Statements of Partners’ Capital (Deficit).

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Option Plans

The Company, from time to time, grants options to purchase partnership units of Holdings. The Company adopted the guidance under ASC 718-20, “Awards Classified as Equity,” on January 1, 2006, using the prospective method. In accordance with the guidance under this topic, the Company applied this guidance prospectively to awards issued, modified, repurchased or cancelled after January 1, 2006. Under the guidance of this topic, actual tax benefits, if any, recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits, if any, were reported as an operating cash inflow.

The Company continued to account for equity-based compensation to employees for awards outstanding as of January 1, 2006, using the intrinsic value method allowed by the guidance in ASC 718-10-30, “Stock Compensation Initial Measurement.” The exercise prices of all unit options were equal to or greater than the fair value of the units on the dates of the grants and, accordingly, no compensation cost has been recognized for these options. ASC 718-20 established accounting and disclosure requirements using a fair value based method of accounting for equity-based employee compensation plans. Under ASC 718-20, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Postemployment Benefits

The Company maintains deferred compensation plans for the Company’s former Chief Executive Officers, which provide them with postemployment benefits. Accrued postemployment benefits of $7.0 million and $4.9 million as of December 31, 2009 and 2008, respectively, were included in other non-current liabilities.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued guidance under ASC 820-10, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”). This guidance establishes a single authoritative definition of fair value, sets out a framework to classify the source of information used in fair value measurements, identifies additional factors that must be disclosed about assets and liabilities measured at fair value based on their placement in the new framework and modifies the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB delayed the effective date for certain non-financial assets and liabilities until January 1, 2009. The Company adopted this guidance effective January 1, 2008, for financial assets and liabilities (see Note 12 for further discussion). The Company adopted this guidance for certain non-financial assets and liabilities effective January 1, 2009, and the adoption had no impact on its financial statements as it relates to these assets and liabilities.

In March 2008, the FASB issued guidance under ASC 815-30, “Derivatives and Hedging” (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted this guidance effective January 1, 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

In December 2008, the FASB issued guidance under ASC 715, “Defined Benefit Plans” (formerly Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under this guidance include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets that would be similar to the disclosures about fair value measurements required by ASC 820-10. The Company adopted this guidance effective December 31, 2009.

In April 2009, the FASB issued guidance under ASC 825-10-65-1, “Financial Instruments—Overall—Transition and Open Effective Date Information” (formerly Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements. The Company adopted this guidance effective June 30, 2009.

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

In June 2009, the FASB issued guidance under ASC 860, “Transfers and Servicing” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140”). This guidance improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company adopted this guidance effective January 1, 2010, and the adoption had no impact on its financial statements.

In June 2009, the FASB issued guidance under ASC 105-10, “Generally Accepted Accounting Principles” (formerly SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This guidance establishes the ASC as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”), superseding existing pronouncements published by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other accounting bodies. This guidance establishes only one level of authoritative GAAP. All other accounting literature will be considered non-authoritative. The ASC reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. The Company adopted this guidance effective July 1, 2009.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements, or do not apply to the Company’s operations.

Reclassification

A reclassification has been made to the 2007 Consolidated Statement of Operations from interest expense to net loss on debt extinguishment to conform to the 2009 presentation.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

On November 12, 2009, the Company paid 2.3 million euros (approximately $3.5 million) to sell all of the shares of its wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. The Company’s exit from this location was due to the failure of this subsidiary to meet internal financial performance criteria. The Company determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under ASC 205-20, “Discontinued Operations.” The accompanying consolidated statements of operations have been restated to reflect these discontinued operations. The following table summarizes the operating results for this location for the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net sales	$16,706	$24,703	$22,586
Cost of goods sold	16,744	26,873	25,547
Selling, general and administrative expenses	(26)	245	295
Asset impairment charges	5,895	7,858	161
Net loss on disposal of property, plant and equipment	3,538	—	2
Interest expense	36	236	185
Other (income) expense	—	(3)	1
Income tax provision	—	—	50

Loss from discontinued operations	$(9,481)	$(10,506)	$(3,655)

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $2.4 million and $6.5 million at December 31, 2009 and 2008, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the years ended December 31, 2009, 2008 and 2007, 68.8%, 71.1% and 71.7% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 10.8%, 13.3% and 14.0% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively. All of these sales were made in North America.

The Company had $113.7 million and $141.8 million of accounts receivable from its top twenty customers as of December 31, 2009 and 2008, respectively. The Company had $17.5 million and $16.9 million of accounts receivable from PepsiCo, Inc. as of December 31, 2009 and 2008, respectively.

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Finished goods	$130,989	$144,394
Raw materials	63,713	79,967

Total	$194,702	$224,361

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

6. Property, Plant and Equipment

A summary of gross property, plant and equipment at December 31 is presented in the following table:

	Expected Useful Lives (in years)	2009	2008
		(In thousands)
Land		$39,376	$39,424
Buildings and improvements	7-31.5	227,112	225,467
Machinery and equipment (1)	2-15	1,276,281	1,270,833
Molds and tooling	3-5	282,243	273,312
Furniture and fixtures	7	5,359	5,467
Computers	3-7	40,930	38,491
Construction in progress		66,870	68,263

		$1,938,171	$1,921,257

(1)	Includes longer-lived machinery and equipment of approximately $1,203.6 million having estimated useful lives, when purchased new, ranging from 8 to 15 years, and shorter-lived machinery and equipment of approximately $72.7 million having estimated useful lives, when purchased new, ranging from 2 to 8 years, as of December 31, 2009.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the years ended December 31, 2009, 2008 and 2007 was $150.9 million, $167.7 million and $191.3 million, respectively.

Capital leases included in buildings and improvements were $2.2 million and $2.3 million at December 31, 2009 and 2008, respectively. Capital leases included in machinery and equipment were $49.1 million and $52.3 million at December 31, 2009 and 2008, respectively. Accumulated depreciation on property, plant and equipment accounted for as capital leases is included with accumulated depreciation on owned assets on the Consolidated Balance Sheets.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of assets. Interest capitalized for the years ended December 31, 2009, 2008 and 2007, was $3.4 million, $3.9 million and $5.7 million, respectively.

The Company closed its plant located in Edison, New Jersey in the first half of 2008. The land and buildings at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such have been reclassified from property, plant and equipment to prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of December 31, 2009, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$24,545	$(8,399)	$16,146	10 years
Customer relationships	33,863	(6,997)	26,866	16 years

Total	$58,408	$(15,396)	$43,012

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

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

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $5.0 million, $5.7 million and $7.6 million, respectively. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2010	$4,700
2011	4,600
2012	4,600
2013	4,500
2014	4,100

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2008	$286,295	$18,607	$1,817	$306,719
Foreign currency translation adjustments	(8,796)	(2,781)	(373)	(11,950)
Impairment	—	—	(1,409)	(1,409)

Balance at December 31, 2008	277,499	15,826	35	293,360
Foreign currency translation adjustments	1,981	460	(28)	2,413

Balance at December 31, 2009	$279,480	$16,286	$7	$295,773

9. Asset Impairment Charges

The components of asset impairment charges in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Property, plant and equipment	$41,826	$93,161	$135,499
Intangible assets	—	1,494	21,093
Goodwill	—	1,409	1,100

	$41,826	$96,064	$157,692

Property, Plant and Equipment

During 2009, the Company evaluated the recoverability of its long-lived tangible assets in light of several trends in some of the markets it serves. Among other factors, the Company considered the following in its evaluation:

•	the economic conditions in general;

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

•	a continuing reduction in the automotive quart/liter container business as the Company’s customers convert to multi-quart/liter containers;

•

the introduction by the Company, and the Company’s competitors, of newer production technology in the plastic container industry which is improving productivity, causing certain of the Company’s older machinery and equipment to become obsolete; and

•	the decline and/or loss of business in certain market segments.

The impaired assets consisted of machinery and equipment, including molds and tooling and support assets, for the production lines. The Company determined the fair value of the production lines using either single scenario or probability-weighted discounted cash flows.

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

•	the loss of business of a large automotive lubricants customer.

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

•	the loss of the European portion of a customer’s business.

The impairment of property, plant and equipment was recorded in the following operating segments:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
North America	$31,512	$85,367	$116,807
Europe	3,918	3,534	18,149
South America	6,396	4,260	543

	$41,826	$93,161	$135,499

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Intangible Assets

During 2009, no impairment charges were recorded for its intangible assets.

During 2008, the Company recorded impairment charges to its patented technologies and customer relationships of $1.0 million and $0.5 million, respectively, all in its North American operating segment. These intangible assets were recorded in conjunction with the acquisitions of the blow molded plastic container business of Owens-Illinois, Inc. (“O-I Plastic”) in 2004 and certain operations from Tetra-Pak Inc. in 2005. The patented technologies were impaired primarily as a result of not realizing the growth in revenues for this technology that was anticipated at the time of the acquisition of O-I Plastic. The customer relationships were impaired primarily as a result of reduced revenues for the plant acquired from Tetra-Pak Inc.

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

Goodwill

The Company performs its annual test of impairment of goodwill as of December 31. As a result of this test the Company recorded no impairment charges for the year ended December 31, 2009, as compared to $1.4 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively, related to the following locations (with the operating segment under which it reports in parentheses):

•	Brazil in 2008 (South America)

•	Argentina in 2008 (South America)

•	Venezuela in 2007 (South America)

Regarding the 2008 and 2007 impairments, the plants in Brazil and Argentina had not performed at the levels expected and the Company’s projected discounted cash flows for these reporting units resulted in fair values that were not sufficient to support the goodwill recorded at the time of the respective acquisitions of these plants. The Venezuela plant had suffered several years of losses and the Company’s projected discounted cash flows for this reporting unit had resulted in a fair value that was not sufficient to support the goodwill recorded at the time of the O-I Plastic acquisition.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Accrued employee compensation and benefits	$64,536	$65,460
Accrued interest	20,395	32,969
Accrued sales allowance	22,917	27,425
Other	78,255	66,353

	$186,103	$192,207

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant in Edison, New Jersey and the related severing of 115 employees, 114 of whom were terminated by December 31, 2009. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2010. The Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer on April 30, 2008. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

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

For the year ended December 31, 2006, the Company recognized severance expense in the United States of $1.6 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 46 employees. All of the cash payments for these termination benefits have been made as of March 31, 2008. The Company also recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. All of the cash payments for these termination benefits have been made as of December 31, 2009.

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

The following table summarizes these severance accruals, and related expenses and payments, by operating segment for the last three years. The balance at December 31, 2009, was included in accrued employee compensation and benefits:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2007	$6,762	$1,072	$7,834
Charged to expense during the year	2,067	1,951	4,018
Payments during the year	(4,125)	(711)	(4,836)
Foreign currency translation adjustments	—	84	84
Other adjustments	(42)	(270)	(312)

Balance at December 31, 2007	4,662	2,126	6,788
Charged to expense during the year	3,545	86	3,631
Payments during the year	(5,064)	(1,498)	(6,562)
Foreign currency translation adjustments	—	36	36
Other adjustments	(126)	(589)	(715)

Balance at December 31, 2008	3,017	161	3,178
Payments during the year	(2,598)	—	(2,598)
Foreign currency translation adjustments	—	(12)	(12)
Other adjustments	(19)	(149)	(168)

Balance at December 31, 2009	$400	$—	$400

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

11. Debt Arrangements

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Term loans (net of $19.9 million and $0.0 million unamortized discount as of December 31, 2009 and 2008, respectively)	$1,781,108	$1,842,188
Revolver	—	—
Foreign and other revolving credit facilities	3,381	2,455
Senior notes (net of $3.3 million and $0.0 million unamortized discount as of December 31, 2009 and 2008, respectively)	250,047	250,000
Senior subordinated notes	375,000	375,000
Capital leases	17,039	21,427
Other	10,288	8,168

	2,436,863	2,499,238
Less amounts classified as current	100,657	56,899

Total	$2,336,206	$2,442,339

The Company’s credit agreement consists of senior secured term loans (“Term Loans”) to the Operating Company of $1,781.1 million ($1,801.0 million aggregate outstanding principal amount less $19.9 million unamortized discount) as of December 31, 2009, and a $248.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”). Availability under the Revolver as of December 31, 2009, was $237.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $83.3 million (including the excess cash flow payment of $65.5 million due for the year ended December 31, 2009, payable by March 31, 2010, as further described below) in 2010, $593.2 million in 2011, $11.6 million in 2012, $11.6 million in 2013 and $1,101.3 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, certain of the lenders under the Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of the senior notes due 2012. As a result of such refinancing in November 2009, $610.0 million of the Term Loans will mature on October 7, 2011 (“Term Loan B”), and the remaining $1,191.0 million will mature on April 5, 2014 (“Term Loan C”).

On May 28, 2009, certain of the Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment (“Extending Revolver”), conditioned on the refinancing in full of the senior notes due 2012. As a result of such refinancing in November 2009, $135.2 million of commitments under the Revolver will expire on October 7, 2010 (“Non-Extending Revolver”), and the remainder of the commitments will expire on October 1, 2013. In conjunction with the extension of these revolving commitments, the Company also voluntarily reduced the amount of total revolving commitments available to it under the Credit Agreement from $250.0 million to $248.0 million. In conjunction with the initial public offering of Graham Packaging Company Inc. (“GPC”), formerly known as BMP/Graham Holdings Corporation, on February 10, 2010, the Company received a $12.0 million increase to its revolving commitments.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

On November 24, 2009, the Operating Company and CapCo I co-issued $253.4 million aggregate principal amount of 8.25% senior unsecured notes (“Senior Notes”). The notes mature on January 1, 2017. The notes were issued at a price of 98.667% of par value, resulting in $250.0 million of gross proceeds. The $3.4 million of discount is being amortized and included in interest expense as the notes mature. The net proceeds from the offering, along with cash on hand, were used to fully discharge the Company’s obligations and interest payments under its 8.50% senior notes due 2012. In conjunction with the issuance of the Senior Notes, the Company recorded $5.3 million in deferred financing fees, which are included in other non-current assets on the Consolidated Balance Sheet and are being amortized on a straight-line basis over the term of the notes. In conjuction with the tendering of the 8.50% senior notes due 2012, the Company incurred tender premiums of $5.3 million, as well as the write-off of the remaining unamortized debt issuance fees of $4.2 million, which are reflected in net loss on debt extinguishment on the Consolidated Statement of Operations.

Besides these notes, as of December 31, 2009, the Company also had outstanding $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes) and January 1, 2017 (Senior Notes). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes is payable semi-annually at 8.25% per annum.

During 2004 and 2005, the Operating Company entered into forward starting interest rate swap agreements that effectively fixed the interest rate on $925.0 million of the Term Loans at a weighted average rate of 4.02%. These swap agreements went into effect at various points in 2006 and expired in December 2007 ($650.0 million) and January 2008 ($275.0 million).

During 2007, the Operating Company entered into two forward starting interest rate collar agreements that effectively fixed the interest rate within a fixed cap and floor rate on $385.0 million of the Term Loans at a weighted average cap rate of 4.70% and a weighted average floor rate of 2.88%. These forward starting collar agreements went into effect January 2008 and expired in January 2010.

During 2008, the Operating Company entered into four forward starting interest rate swap agreements that effectively fix the interest rate on $350.0 million of the Term Loans at a weighted average rate of 4.08%. These swap agreements went into effect August 2009 and expire in 2011.

The Credit Agreement and indentures governing the Notes contain a number of significant covenants that, among other things, restrict the Company’s and the Company’s subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company’s activities. In addition, under the Credit Agreement, the Company is required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. An excess cash flow payment of $65.5 million was due for the year ended December 31, 2009, payable by March 31, 2010. As of December 31, 2009, the Company was in compliance with all covenants.

Under the Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

•	in respect of overhead, tax and tax-related liabilities, legal, accounting and other professional fees and expenses; and

•

to fund purchases and redemptions of equity interests of Holdings or GPC held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined therein) or by any employee stock ownership plan upon that person’s death, disability, retirement or termination of employment or other circumstances with annual dollar limitations.

The Company’s weighted average effective interest rate on the outstanding borrowings under the Term Loans and Revolver was 5.71% and 5.50% at December 31, 2009 and 2008, respectively, excluding the effect of interest rate collar and swap agreements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The Company had several foreign and other revolving credit facilities denominated in U.S. dollars, Brazilian real, Argentine pesos and Polish zloty with aggregate available borrowings at December 31, 2009, equivalent to $11.2 million. The Company’s average effective interest rate on borrowings of $3.4 million on these credit facilities at December 31, 2009, was 11.1%. The Company’s average effective interest rate on borrowings of $2.5 million on these credit facilities at December 31, 2008, was 20.3%.

Cash paid for interest during 2009, 2008 and 2007, net of amounts capitalized of $3.4 million, $3.9 million and $5.7 million, respectively, totaled $177.7 million, $169.0 million and $198.4 million, respectively.

The annual debt service requirements of the Company for the succeeding five years are as follows (in thousands):

2010	$106,424
2011	600,208
2012	12,179
2013	11,571
2014	1,101,307
Thereafter	628,378

As required by the guidance under ASC 470-50-40, “Modifications and Extinguishments,” the Company performed an analysis to determine whether the amendment of the Credit Agreement to extend the maturity date of the Term Loans and Revolver on May 28, 2009, would be recorded as an extinguishment of debt or a modification of debt. Based on the Company’s analysis, it was determined that the amendment qualified as a debt extinguishment under this guidance and, as a result, the Company recorded a gain on debt extinguishment of $0.8 million. The gain on debt extinguishment is comprised of the following items (in millions):

Recorded value of debt subject to amendment, prior to amendment	$1,200.0
Fair value of debt resulting from amendment (see Note 12 for further discussion)	(1,177.3)

Gain on extinguished debt, before costs	22.7
Write-off of deferred financing fees on extinguished debt	(9.3)
New issuance costs on extinguished debt	(12.6)

Total	$0.8

In conjunction with the amendment, the Company recorded $2.5 million in deferred financing fees, which are included in other non-current assets on the Consolidated Balance Sheet and are being amortized to interest expense over the terms of the respective debt using the effective interest method.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,790.1 million (net of $19.9 million unamortized discount) and $1,846.1 million at December 31, 2009 and 2008, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,809.8 million and $1,325.7 million at December 31, 2009 and 2008, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $646.8 million (net of $3.3 million unamortized discount) and $653.1 million at December 31, 2009 and 2008, respectively. The fair value of this long-term debt, including the current portion, was approximately $652.8 million and $436.9 million at December 31, 2009 and 2008, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Derivatives

On January 1, 2008, the Company adopted the guidance under ASC 820-10, “Fair Value Measurements and Disclosures,” which established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest rate collar agreements	$—	$68	$—
Interest rate swap agreements	—	16,688	—
Foreign currency exchange contract	—	27	—

The fair values of the Company’s derivative financial instruments are observable at commonly quoted intervals for the full term of the derivatives and therefore considered level 2 inputs.

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at December 31, 2009, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company also recorded impairment charges in continuing operations of $41.8 million for the year ended December 31, 2009, for long-lived assets in Argentina, Belgium, Brazil, France, Mexico, Netherlands, Poland Turkey, Venezuela, the United Kingdom and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

The Company signed a Letter of Intent in the second quarter of 2009 to sell its manufacturing facility located in Meaux, France to an independent third party. The sale occurred in November 2009. Based upon the Letter of Intent, the high probability that the sale would occur and the conclusions made by the Company, after consideration of level 3 inputs, that there were no projected future cash flows for this location, the Company recorded an impairment charge in discontinued operations of $5.9 million for the year ended December 31, 2009.

As previously discussed, on May 28, 2009, the Company amended its Credit Agreement to extend the final maturity date of certain loans and revolver commitments. In accordance with the guidance under ASC 470-50-40,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

“Modifications and Extinguishments,” this transaction was treated as a debt extinguishment and the new debt was initially recorded at its fair value of $1,177.3 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value discount of $22.7 million is being amortized to interest expense over the term of the Term Loan C using the effective interest method.

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

Cash Flow Hedges

The Company’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the Company’s borrowings and to manage the interest rate sensitivity of its debt. Interest rate collar and swap agreements are used to hedge exposure to interest rates associated with the Company’s Credit Agreement. Under these agreements, the Company agrees to exchange with a third party at specified intervals the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In 2009 and 2008, the liabilities associated with interest rate collar and swap agreements were recorded on the balance sheet in other current liabilities and other non-current liabilities, at fair value. The hedges were highly effective as defined by ASC 815, “Derivatives and Hedging,” with the effective portion of the cash flow hedges recorded in other comprehensive income (loss) until the first quarter of 2009, as further discussed below. The effective portion of these cash flow hedges recorded in other comprehensive income (loss) was an unrealized loss of $22.6 million as of December 31, 2008.

Derivatives are an important component of the Company’s interest rate management program, leading to acceptable levels of variable interest rate risk. Had the Company not hedged its interest rates in 2009, 2008 and 2007, interest expense would have been lower by $13.1 million and $0.2 million and higher by $12.3 million, respectively, compared to an entirely unhedged variable-rate debt portfolio.

The Company uses foreign currency exchange contracts as hedges against payments of intercompany balances and anticipated purchases denominated in foreign currencies. The Company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates. At December 31, 2009 and 2008, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling in an amount of $1.5 million and Canadian dollars and pound sterling in an aggregate amount of $10.2 million, respectively.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements is being recognized as interest expense over the period in which the previously hedged activity continues to occur. Changes in the fair value of the interest rate collar and swap agreements from that date are also being recognized as interest expense. Of the amount recorded within accumulated other comprehensive income (loss) as of December 31, 2009, 63% is expected to be recognized in interest expense in the next twelve months.

During the first quarter of 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding as of December 31, 2009, were as follows:

Notional Amount
(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,544

Total derivatives designated as hedges	$1,544

Derivatives not designated as hedges:
Interest rate collar agreements	$385,000
Interest rate swap agreements	350,000

Total derivatives not designated as hedges	$735,000

The fair values of the Company’s derivative instruments outstanding as of December 31, 2009, were as follows:

	Balance Sheet Location	Fair Value
		(In thousands)
Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Accrued expenses and other current liabilities	$27

Total derivatives designated as hedges		27

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	68
Interest rate swap agreements	Accrued expenses and other current liabilities	10,466
Interest rate swap agreements	Other non-current liabilities	6,222

Total derivatives not designated as hedges		16,756

Total liability derivatives		$16,783

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The gains and losses on the Company’s derivative instruments during the year ended December 31, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Year Ended December 31, 2009	Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Year Ended December 31, 2009
	(In thousands)		(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$122	Other income, net	$122
Natural gas swap agreements	(180)	Cost of goods sold	(430)

Total derivatives designated as hedges	$(58)		$(308)

			Amount of Gain or (Loss) Recognized in Income for the Year Ended December 31, 2009
			(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements		Interest expense	$(7,790)
Interest rate swap agreements		Interest expense	(9,131)
Foreign currency exchange contracts		Other income, net	95

Total derivatives not designated as hedges			$(16,826)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

14. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company was a party to an Equipment Sales, Services and License Agreement dated February 2, 1998 (“Equipment Sales Agreement”) with Graham Engineering Corporation (“Graham Engineering”), under which Graham Engineering provided the Company with certain sizes of the Graham Wheel, which is an extrusion blow molding machine, on an exclusive basis within the countries and regions in which the Company had material sales of plastic containers. Certain entities controlled by Donald C. Graham and his family (the “Graham Family”) own Graham Engineering and have a 15% ownership interest in the Company as of December 31, 2009. In addition, they have supplied management services to the Company since 1998. The Equipment Sales Agreement terminated on December 31, 2007. An entity affiliated with Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, “Blackstone”), which together have an 80% ownership interest in the Company as of December 31, 2009, has supplied management services to the Company since 1998. Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively.

Transactions with entities affiliated through common ownership included the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Equipment and related services purchased from affiliates	$2,504	$1,272	$11,011
Management services provided by affiliates (1)	$10,024	$5,213	$5,293
Interest income on notes receivable from owners	$273	$121	$114

(1)	Amount for the year ended December 31, 2009, includes a $5.0 million fee from Blackstone Management Partners III L.L.C. in connection with the Fourth Amendment to the Credit Agreement entered into on May 28, 2009. This amount was charged against the resulting gain on debt extinguishment (see Note 11).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

Account balances with affiliates included the following:

	As of December 31,
	2009	2008
	(In thousands)
Accounts payable	$972	$1,386
Notes and interest receivable for ownership interests	$1,795	$2,060
Receivable from owner	$4,559	$4,232

At December 31, 2009, the Company had loans outstanding to certain former management employees of the Company of $1.8 million for the purchase of shares of GPC, which owns, directly and indirectly, 85% of the Company as of December 31, 2009. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to the capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. In October 2009, current management repaid $0.3 million of these loans. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans. The loans and related interest are reflected in partners’ capital (deficit) on the Consolidated Balance Sheets.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Company on January 5, 2007, for its repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President on April 10, 2009, for its repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owners of these shares and owe the Company $4.6 million. This receivable is reflected in partners’ capital (deficit) on the Consolidated Balance Sheets.

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised the partnership and the general partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at December 31, 2009 and 2008, were receivables from The Clorox Company of $2.3 million and $3.6 million, respectively. Included in net sales for the years ended December 31, 2009, 2008 and 2007, were net sales to The Clorox Company of $49.1 million, $45.2 million and $30.0 million, respectively.

15. Pension Plans

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The Company accounts for its defined benefit plans under the guidance in ASC 715, “Defined Benefit Plans.” The Company uses a December 31 measurement date for all of its plans. The components of pension expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Plan
	U.S.			Non-U.S.
	2009	2008	2007	2009	2008	2007
	(In thousands)
Net periodic benefit cost and amounts recognized in other comprehensive income (loss):
Service cost	$1,795	$1,821	$2,192	$442	$690	$798
Interest cost	5,189	4,695	4,339	847	910	891
Expected return on assets	(4,958)	(5,711)	(5,114)	(792)	(963)	(953)
Amortization of prior service cost	668	665	673	50	54	53
Amortization of net loss	1,602	80	85	42	66	50
Special benefits charge	52	318	—	—	—	—
Settlements/curtailments	181	—	—	—	—	—

Net periodic pension costs	4,529	1,868	2,175	589	757	839

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Prior service cost for period	—	356	5,050	—	—	303
Net (gain) loss for period	(9,953)	29,585	27	940	(325)	(504)
Amortization of prior service cost	(849)	(665)	(673)	(50)	(54)	(53)
Amortization of net loss	(1,602)	(80)	(85)	(42)	(66)	(50)
Foreign currency exchange rate change	—	—	—	884	(84)	369

Total	(12,404)	29,196	4,319	1,732	(529)	65

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,875)	$31,064	$6,494	$2,321	$228	$904

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $0.6 million and $0.8 million, respectively, for the U.S. plans, and $0.1 million and $0.1 million, respectively, for the non-U.S. plans.

All of the Company’s plans have a benefit obligation in excess of plan assets. Using the most recent actuarial valuations, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2009 and 2008. The Company uses the fair value of its pension assets in the calculation of pension expense for all of its pension plans.

	U.S.		Non-U.S.
	2009	2008	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(87,583)	$(76,049)	$(12,425)	$(18,256)
Service cost	(1,795)	(1,821)	(442)	(690)
Interest cost	(5,189)	(4,695)	(847)	(910)
Benefits paid	2,422	2,440	393	541
Change in benefit payments due to experience	—	—	(21)	(18)
Settlements/curtailments	142	—	—	—
Participant contributions	—	—	(78)	(102)
Effect of exchange rate changes	—	—	(2,293)	4,094
Increase in benefit obligation due to change in discount rate	—	(6,949)	—	—
Special termination benefits	(52)	(318)	—	—
Actuarial gain (loss)	939	165	(779)	2,916
Increase in benefit obligation due to plan change	—	(356)	—	—

Benefit obligation at end of year	$(91,116)	$(87,583)	$(16,492)	$(12,425)

Change in plan assets:
Plan assets at market value at beginning of year	$52,009	$64,333	$10,146	$14,767
Actual return on plan assets	13,831	(17,090)	1,281	(1,611)
Foreign currency exchange rate changes	—	—	1,366	(3,356)
Employer contributions	15,585	7,206	743	785
Participant contributions	—	—	78	102
Benefits paid	(2,422)	(2,440)	(393)	(541)

Plan assets at market value at end of year	$79,003	$52,009	$13,221	$10,146

Funded status at end of year	$(12,113)	$(35,574)	$(3,271)	$(2,279)

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(32)	$(16)
Non-current liabilities	(12,113)	(35,574)	(3,239)	(2,263)

Total	$(12,113)	$(35,574)	$(3,271)	$(2,279)

Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized prior service cost	$5,309	$6,158	$481	$459
Unrecognized net actuarial loss	19,702	31,258	1,567	485

Total	$25,011	$37,416	$2,048	$944

Accrued benefit cost:
Accrued benefit cost at beginning of year	$1,842	$(3,496)	$(1,334)	$(2,015)
Net periodic benefit cost	(4,529)	(1,868)	(589)	(757)
Employer contributions	15,585	7,206	743	785
Effect of exchange rate changes	—	—	(43)	652

Accrued benefit cost at end of year	$12,898	$1,842	$(1,223)	$(1,335)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The accumulated benefit obligation for all defined benefit pension plans was $107.6 million and $100.0 million as of December 31, 2009 and 2008, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	As of December 31,
	2009	2008
	(In thousands)
Projected benefit obligation	$107,608	$100,008
Accumulated benefit obligation	107,608	100,008
Fair value of plan assets	92,224	62,155

The following table presents significant assumptions used to determine benefit obligations at December 31:

	2009	2008
Discount rate:
- U.S.	6.00%	6.25%
- Canada	5.75%	6.25%
- UK	6.00%	6.40%
- Mexico	8.60%	8.16%
Rate of compensation increase:
- U.S.	N/A	N/A
- Canada	4.00%	4.00%
- UK	3.10%	3.80%
- Mexico	5.04%	5.04%

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The following table presents significant weighted average assumptions used to determine benefit cost for the years ended December 31:

	Actuarial Assumptions
	U.S.	Canada	UK	Mexico
Discount rate:
2009	6.00%	5.75%	6.00%	8.60%
2008	6.00%	5.25%	5.37%	7.64%
2007	5.75%	5.00%	5.00%	5.59%

Long-term rate of return on plan assets:
2009	8.00%	7.00%	6.43%	N/A
2008	8.75%	7.00%	7.10%	N/A
2007	8.75%	8.00%	6.92%	N/A

Weighted average rate of increase for future compensation levels:
2009	N/A	4.00%	3.10%	5.04%
2008	N/A	4.00%	3.60%	4.54%
2007	4.50%	4.00%	3.60%	4.91%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, an expected long-term rate of return on plan assets and rate of increase in future compensation levels. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The U.S. expected long-term rate of return assumption on plan assets (which consist mainly of U.S. equity and debt securities) was developed by evaluating input from the Company’s actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% with equity managers and 35% with fixed income managers. At December 31, 2009, the Company’s asset allocation was 48% with equity managers, 47% with fixed income managers and 5% other. At December 31, 2008, the Company’s asset allocation was 52% with equity managers, 37% with fixed income managers and 11% other. The Company believes that its long-term asset allocation on average will approximate 65% with equity managers and 35% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to targeted allocations when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption was 8.00% and 8.75% in 2009 and 2008, respectively.

Asset allocation for the Company’s UK plan is 35% with equity managers, 50% with fixed income managers and 15% in real estate.

The Company made cash contributions to its pension plans in 2009 of $16.3 million and paid benefit payments of $2.8 million. The 2009 cash contribution amount includes a voluntary payment of $12.7 million to the U.S. defined benefit plans to maintain specific funding target percentages. The Company estimates that based on current actuarial calculations it will make cash contributions to its pension plans in 2010 of $7.3 million. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

As of December 31, 2009, the Company adopted new guidance under ASC 715, “Defined Benefit Plans,” that requires disclosures of the fair value of pension plan assets. The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy as of December 31, 2009. Refer to Note 12 for the definition of fair value and a description of the fair value hierarchy structure.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$6,440	$—	$—	$6,440
Mutual funds
U.S. equity	26,826	—	—	26,826
International equity	11,149	—	—	11,149
International fixed income	12,147	—	—	12,147
Taxable fixed income funds	25,831	—		25,831
International equity securities	3,571	—	—	3,571
Commingled pools / collective trusts	—	6,260	—	6,260

Total	$85,964	$6,260	$—	$92,224

The Company measures fair value of mutual funds, taxable fixed income funds and international equity securities based on quoted market prices, as substantially all of these instruments have active markets. The Canadian pension plan is invested in only one asset, which is a commingled pooled trust that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Such investments are valued at the net asset value of the shares held at December 31, 2009. Accordingly, these investments are included in level 2.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
(In thousands)
2010	$2,900
2011	3,243
2012	3,683
2013	4,039
2014	4,400
Years 2015 — 2019	28,920

During 2009, the Company closed its plant located in Bristol, Pennsylvania and announced the closure of its plant in Vicksburg, Mississippi. The Company recorded a net curtailment charge of $0.1 million for the vesting of all non-vested pension plan participants. Subsequent to year-end, the Company made a voluntary contribution of $0.5 million on January 29, 2010, to fully fund the Bristol, Pennsylvania plan.

The Company also participated in a defined contribution plan under Internal Revenue Code Section 401(k), which covered all U.S. employees of the Company except those represented by a collective bargaining unit. The Company’s contributions were determined as a specified percentage of employee contributions, subject to certain maximum limitations. The Company’s costs for the defined contribution plan for 2009, 2008 and 2007 were $7.4 million, $8.3 million and $8.5 million, respectively.

The Company also had a statutory plan in the Netherlands that is not included in the amounts above. As of December 31, 2009, this plan had pension liabilities of $0.8 million.

16. Partners’ Capital

Holdings was formed under the name “Sonoco Graham Company” on April 3, 1989, as a limited partnership in accordance with the provisions of the Pennsylvania Uniform Limited Partnership Act, and on March 28, 1991, Holdings changed its name to “Graham Packaging Company.” Pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the “Recapitalization Agreement”), (i) Holdings, (ii) the then owners of the Company (the “Graham Entities”) and (iii) GPC and BCP/Graham Holdings L.L.C. (“BCP”), a Delaware limited liability company and a wholly-owned subsidiary of GPC (and, together with GPC, the “Equity Investors”) agreed to a recapitalization of Holdings (the “Recapitalization”). Closing under the Recapitalization Agreement occurred on February 2, 1998. Upon the closing of the Recapitalization, the name of Holdings was changed to “Graham Packaging Holdings Company.” Holdings will continue until its dissolution and winding up in accordance with the terms of the Holdings Partnership Agreement (as defined below).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

As a result of the consummation of the Recapitalization, as of December 31, 2009, GPC owned an 80.9% limited partnership interest in Holdings and BCP owned a 4% general partnership interest in Holdings. The Graham Family retained a 0.7% general partnership interest and a 14.3% limited partnership interest in Holdings. On December 23, 2008, Roger M. Prevot exercised an option to purchase 9.3 partnership units and therefore owned a 0.1% limited partnership interest in Holdings. Additionally, Holdings owns a 99% limited partnership interest in the Operating Company, and GPC Opco GP L.L.C., a wholly-owned subsidiary of Holdings, owns a 1% general partnership interest in the Operating Company.

As contemplated by the Recapitalization Agreement, the Graham Family (as successors and assigns of Graham Capital Corporation and Graham Family Growth Partnership), Graham Packaging Corporation (“Graham GP Corp”), GPC and BCP entered into a Fifth Amended and Restated Agreement of Limited Partnership (the “Holdings Partnership Agreement”). The general partners of the partnership, as of December 31, 2009, were BCP and Graham GP Corp, and the limited partners of the partnership were GPC Holdings, L.P., GPC and Roger M. Prevot.

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

Transfers of Partnership Interests. The Holdings Partnership Agreement provides that, subject to certain exceptions including, without limitation, the transfer rights described below, general partners shall not withdraw from Holdings, resign as a general partner nor transfer their general partnership interests without the consent of all general partners, and limited partners shall not transfer their limited partnership interests.

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

Dissolution. The Holdings Partnership Agreement provides that Holdings shall be dissolved upon the earliest of (i) the sale, exchange or other disposition of all or substantially all of Holdings’ assets, (ii) the withdrawal, resignation, filing of a certificate of dissolution or revocation of the charter or bankruptcy of a general partner, or the occurrence of any other event which causes a general partner to cease to be a general partner unless (a) the remaining general partner elects to continue the business or (b) if there is no remaining general partner, a majority-in-interest of the limited partners elect to continue the partnership, or (iii) such date as the partners shall unanimously elect.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

17. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(In thousands)
Balance at January 1, 2007	$10,866	$(5,289)	$26,075	$31,652
Other comprehensive income	(11,572)	(3,670)	36,334	21,092

Balance at December 31, 2007	(706)	(8,959)	62,409	52,744
Other comprehensive income	(22,361)	(29,028)	(65,941)	(117,330)

Balance at December 31, 2008	(23,067)	(37,987)	(3,532)	(64,586)
Other comprehensive income	10,111 (1)	10,432	19,579	40,122

Balance at December 31, 2009	$(12,956)	(27,555)	16,047	(24,464)

(1)	Includes amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements of $9.6 million (net of tax of $0).

18. Option Plans

Options have been granted under the terms of the Graham Packaging Holdings Company Management Option Plan (the “1998 Option Plan”), the 2004 Graham Packaging Holdings Company Management Option Plan (the “2004 Option Plan”) and the 2008 Graham Packaging Holdings Company Management Option Plan (the “2008 Option Plan” and, collectively with the 1998 Option Plan and the 2004 Option Plan, the “Option Plans”).

The Option Plans provide for the grant to management employees of Holdings and its subsidiaries and non-employee members of the Advisory Committee, advisors, consultants and other individuals providing services to Holdings of options (“Options”) to purchase limited partnership interests in Holdings (each interest being referred to as a “Unit”). The aggregate number of Units with respect to which Options may be granted under the 1998 Option Plan may not exceed 2,386,090 Units and the aggregate number of Units with respect to which Options may be granted at any time under the 2008 Option Plan, together with the 2004 Option Plan, may not exceed 4,834,196 Units, representing a total of up to 12.5% of the equity of Holdings as of December 31, 2009. A committee has been appointed to administer the Option Plans, including, without limitation, the determination of the individuals to whom grants will be made, the number of Units subject to each grant and the various terms of such grants.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

In general, time-based options awarded under the 2004 Option Plan and the 2008 Option Plan vest and become exercisable in 25% increments annually over four years, so long as the holder of the Option is still an employee on the vesting date, and in limited circumstances, options have been granted under the 2004 Option Plan and the 2008 Option Plan with vesting subject to the additional requirement of the achievement of an earnings target. In some circumstances, options have been granted under the 2004 Option Plan and the 2008 Option Plan that vest contingent upon the employee’s continuous employment with the Company and the sale by Blackstone of its entire interest in the Company, with the vesting percentage based upon the multiple of invested capital Blackstone achieves in such a sale (“MOIC Options”). These MOIC Options have been amended to provide that the MOIC Options will vest in accordance with the multiple of the invested capital Blackstone achieves if the employee remains continuously employed with the Company through the date on which Blackstone sells 75% of its interest in the Company. Employees can also qualify for additional vesting if Blackstone achieves additional multiple of invested capital milestones upon subsequent sales of its interest in the Company provided that those employees remain employed through a date that precedes such subsequent sale by three months or less.

Generally, upon a holder’s termination, all unvested options are forfeited and vested options must be exercised within 90 days of the termination event, with variations based on the circumstances of termination.

Options awarded under the Option Plans have a term of ten years. In the past, the Company has amended the terms of specified options to extend their terms.

The weighted average fair value at date of grant for Options granted in 2009, 2008 and 2007 was $1.42, $2.81 and $1.67 per Option, respectively. The fair value of each Option was estimated on the date of the grant using a fair value option pricing model, with the following weighted-average assumptions:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	30%
Risk-free interest rate	2.05%	2.28%	3.50%
Expected option life (in years)	4.5	4.5	3.2

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

A summary of the changes in the Options outstanding under the Option Plans during 2009 is as follows:

	Units Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at beginning of year	4,954,011	$8.46
Granted	695,786	7.01
Exercised	—
Forfeited (1)	(836,682)	7.84

Outstanding at end of year	4,813,115	8.35	7.2	$30.4

Vested or expected to be vested at end of year	4,036,176	8.55	7.0	24.7
Exercisable at end of year	2,983,180	8.61	6.7	18.1

(1)

Pursuant to the employment agreement effective December 4, 2006, for Warren D. Knowlton, the Company’s former Chief Executive Officer and former Executive Chairman, Mr. Knowlton received an option (the “Performance Option”) to purchase 559,275 limited partnership units in Holdings that vests

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

upon (A) Blackstone’s sale of their entire interest in the Company and (B) the attainment of certain financial performance goals established by the Company. All of the limited partnership units in Holdings subject to Mr. Knowlton’s Performance Option were forfeited automatically when Mr. Knowlton ceased to be Chief Executive Officer and Executive Chairman of the Company. These 559,275 Options are reflected as “forfeited” in the table above.

In 2009, the Company granted Options to purchase 695,786 limited partnership units in Holdings. As a result, the Company will incur incremental compensation expense of approximately $0.6 million over the four-year vesting period of the options. The incremental expense recorded during the year ended December 31, 2009, was $0.1 million.

As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost related to outstanding Options that is expected to be recognized over a weighted average period of 2.4 years. For the year ended December 31, 2008, the Company received net proceeds of $0.2 million from the exercise of Options.

The intrinsic value of Options exercised for the year ended December 31, 2008, was $0.0 million.

19. Other (Income) Expense, Net

Other (income) expense, net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Foreign exchange (gain) loss, net	$(1,907)	$215	$1,917
Other	356	189	87

	$(1,551)	$404	$2,004

20. Income Taxes

The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
(Loss) income from continuing operations before income taxes:
U.S.	$(4,079)	$(78,126)	$(198,188)
Foreign	56,004	44,265	15,489

Total	$51,925	$(33,861)	$(182,699)

Provision (benefit) for income taxes on (loss) income from continuing operations :
Current provision:
Federal	$393	$23	$—
State and local	849	527	234
Foreign	17,422	11,407	16,381

Total current provision	18,664	11,957	16,615

Deferred provision:
Federal	1,083	(536)	2,260
State and local	(74)	12	(2,245)
Foreign	1,687	1,477	3,068

Total deferred provision	2,696	953	3,083

Total provision	$21,360	$12,910	$19,698

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The following table sets forth the deferred income tax assets and liabilities that result from temporary differences between the reported amounts and the tax bases of the assets and liabilities:

	December 31,
	2009	2008
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$156,495	$164,471
Fixed assets, due to differences in depreciation, impairment and assigned values	4,476	5,498
Accrued retirement indemnities	3,177	2,966
Inventories	2,532	3,226
Accruals and reserves	18,677	15,230
Deferred revenue	7,261	6,957
Tax credits	10,755	11,222
Other items	5,307	5,599

Gross deferred income tax assets	208,680	215,169
Valuation allowance	(158,054)	(189,385)

Net deferred income tax assets	50,626	25,784

Deferred income tax liabilities:
Fixed assets, due to differences in depreciation, impairment and assigned values	43,244	26,501
Inventories	492	531
Amortizable intangibles, due to differences in amortization, impairment and assigned values	13,824	9,320
Unremitted earnings of foreign subsidiaries	11,875	5,551
Other items	944	979

Gross deferred income tax liabilities	70,379	42,882

Net deferred income tax liabilities	$19,753	$17,098

Current deferred income tax liabilities of $6.3 million in 2009 and $3.8 million in 2008 are included in accrued expenses. Non-current deferred income tax assets of $0.8 million in 2009 and $3.5 million in 2008 are included in other non-current assets.

The valuation allowance for deferred income tax assets of $158.1 million and $189.4 million at December 31, 2009 and 2008, respectively, relates principally to the uncertainty of realizing the benefits arising from tax loss and credit carryforwards. The Company believes that it will generate sufficient future taxable income to realize the income tax benefits related to the remaining deferred income tax asset. The valuation allowance decrease in 2009 primarily relates to current year income in the Company’s domestic subsidiaries and decreases in deferred tax assets associated with the sale of a French subsidiary.

Certain legal entities in the Company do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets net of the reported amount of their liabilities are exceeded by the related tax bases of their assets net of liabilities by $118.2 million at December 31, 2009, and $155.2 million at December 31, 2008. Additionally, the reported bases of their investments in foreign subsidiaries exceeded their related tax bases by $43.6 million and $28.7 million at December 31, 2009 and 2008, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The difference between the actual income tax provision and an amount computed by applying the U.S. federal statutory rate for corporations to earnings before income taxes for continuing operations is attributable to the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Taxes at U.S. federal statutory rate	$18,174	$(11,851)	$(63,944)
Partnership loss not subject to federal income taxes	557	1,814	21,838
State income tax net of federal benefit	504	350	(1,307)
Permanent differences between tax and book accounting	951	2,003	1,552
Prior year adjustments	3,868	137	306
Tax contingencies	(8,344)	921	6,624
Income taxed in multiple jurisdictions	21,450	1,960	1,553
Change in valuation allowance	(14,955)	21,464	52,496
Tax credits	(1,813)	(4,191)	2,403
Other	968	303	(1,823)

	$21,360	$12,910	$19,698

As of December 31, 2009, the Company’s domestic subsidiaries have U.S. federal net operating loss carryforwards of approximately $238.7 million. These net operating loss carryforwards are available to offset future taxable income and expire in the years 2017 through 2028. The Company also has various state net operating loss carryforwards that expire through 2028. The determination of the state net operating loss carryforwards is dependent upon the subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforward. The Company’s international operating subsidiaries have, in the aggregate, approximately $185.7 million of tax loss carryforwards available as of December 31, 2009. These losses are available to reduce the originating subsidiaries’ future taxable foreign income and have varying expiration dates. The loss carryforwards relating to the Company’s French subsidiaries ($155.5 million), UK subsidiaries ($4.4 million), and Brazilian subsidiaries ($11.4 million) have no expiration date. The remainder of the foreign loss carryforwards have expiration dates ranging from 2010 through 2019.

As of December 31, 2009, the Company’s domestic subsidiaries had federal and state income tax credit carryforwards of approximately $7.4 million consisting of $1.9 million of Alternative Minimum Tax credits which never expire, $4.3 million of federal research and development credits and other general business credits which expire in the years 2010 through 2024 and $1.2 million of state tax credits with varying expiration dates. The Company’s subsidiaries in Mexico and Argentina have tax credit carryforwards of $3.2 million and $0.6 million, respectively, which expire in the years 2010 through 2019.

As of December 31, 2009, the Company’s equity in the undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested, and for which income taxes had not been provided, was $14.5 million. It is not practical to determine the related deferred tax liability.

The Company adopted guidance under ASC 740-10-25, “Basic Recognition Threshold,” effective January 1, 2007. This guidance prescribes a recognition threshold of more-likely-than-not for recognition of tax benefits. The transition adjustments of $4.8 million were shown as a reduction to partners’ capital.

The following table summarizes the activity related to the gross unrecognized tax benefits (“UTB”) from January 1, 2007, through December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$10,478	$9,251	$3,040
Increases related to prior year tax positions	6,840	1,304	5,044
Decreases related to prior year tax positions	(1,132)	(156)	—
Increases related to current year tax positions	3,028	1,964	1,167
Decreases related to settlements with taxing authorities	—	(52)	—
Decreases related to lapsing of statute of limitations	(1,059)	(966)	—
Currency translation adjustments	240	(867)	—

Balance at end of year	$18,395	$10,478	$9,251

Offsetting long-term deferred income tax assets in the amount of $9.9 million, $0.6 million and $0.8 million at December 31, 2009, 2008 and 2007, respectively, are not reflected in the gross UTB balance above. Approximately $9.0 million, $10.2 million and $11.7 million of UTB at December 31, 2009, 2008 and 2007, respectively, if recognized, would impact the Company’s effective tax rate.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

The Company operates and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Its tax returns are periodically audited by domestic and foreign tax authorities. The Company is currently under examination by various state and foreign authorities. The U.S. corporate subsidiaries have open tax years from 2004 forward for certain state purposes. The Company generally has open tax years subject to audit scrutiny of three to five years in Europe and six years in Mexico and South America. The Company does not expect a significant change in the UTB balance in the next twelve months.

Upon adoption of ASC 740-10-25, the Company has elected to begin treating interest and penalties related to taxes as a component of income tax expense. As of December 31, 2009, 2008 and 2007, the Company has recorded UTB of $5.6 million, $5.9 million and $7.4 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2009, the Company recorded a tax benefit related to a decrease in UTB for interest and penalties of $0.3 million. The Company’s prior policy was to treat interest related to tax issues as interest expense and to record penalties as other expense.

Cash income tax payments of $19.2 million, $9.3 million and $18.3 million were made for income tax liabilities in 2009, 2008 and 2007, respectively.

21. Commitments

In connection with plant expansion and improvement programs, the Company had commitments for capital expenditures of approximately $24.3 million at December 31, 2009.

The Company is a party to various capital and operating leases involving real property and equipment. Lease agreements may include escalating rent provisions and rent holidays, which are expensed on a straight-line basis over the term of the lease. Total rent expense for operating leases was $50.3 million, $52.0 million and $54.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum future lease obligations on long-term noncancelable operating leases in effect at December 31, 2009, were as follows (in thousands):

2010	$31,029
2011	25,645
2012	19,677
2013	17,830
2014	15,671
Thereafter	40,785

Minimum future lease obligations on capital leases in effect at December 31, 2009, were as follows (in thousands):

2010	$10,414
2011	6,082
2012	540
2013	3
2014	—
Thereafter	—

The gross amount of assets under capital leases was $51.3 million and $54.6 million as of December 31, 2009 and 2008, respectively. The deferred rent liability relating to escalating rent provisions and rent holidays was $2.2 million and $2.5 million as of December 31, 2009 and 2008, respectively.

The Company has entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with ASC 860-20, “Sale of Financial Assets.” Under the terms

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

of the financing agreements, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. The Company does not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to the Company for failure of debtors constituting eligible receivables to pay when due. The Company maintains insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At December 31, 2009 and 2008, the Company had sold $15.7 million and $29.9 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively.

22. Contingencies and Legal Proceedings

On November 3, 2006, the Company filed a complaint with the Supreme Court of the State of New York, New York County, against Owens-Illinois, Inc. and OI Plastic Products FTS, Inc. (collectively, “OI”). The complaint alleges certain misrepresentations by OI in connection with the Company’s 2004 purchase of O-I Plastic and seeks damages in excess of $30 million. In December 2006, OI filed an Answer and Counterclaim, seeking to rescind a Settlement Agreement entered into between OI and the Company in April 2005, and disgorgement of more than $39 million paid by OI to the Company in compliance with that Settlement Agreement. The Company filed a Motion to Dismiss the Counterclaim in July 2007, which was granted by the Court in October 2007. On August 1, 2007, the Company filed an Amended Complaint to add additional claims seeking indemnification from OI for claims made against the Company by former OI employees pertaining to their pension benefits. These claims arise from an arbitration between the Company and Glass, Molders, Pottery, Plastic & Allied Workers, Local #171 (the “Union”) that resulted in an award on April 23, 2007, in favor of the Union. The Arbitrator ruled that the Company had failed to honor certain pension obligations for past years of service to former employees of OI, whose seven Union-represented plants were acquired by the Company in October 2004. In the Amended Complaint, the Company maintains that under Section 8.2 of the Stock Purchase Agreement between the Company and OI, OI is obligated to indemnify the Company for any losses associated with differences in two of the Company’s pension plans including any losses incurred in connection with the Arbitration award. The litigation is proceeding.

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleges that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. In its statement of claims, OnTech alleges, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech is seeking to recover the value of its business, which it alleges is between $80 million and $150 million, which is in excess of 10% of the Company’s current assets. The arbitration is currently scheduled to be heard by a three arbitrator panel from August 2, 2010, to August 6, 2010.

The Company believes that OnTech’s claims are without legal, contractual or factual merit. The Company is vigorously defending against these claims and feels that the likelihood of it not prevailing is remote. Accordingly, the Company has not accrued a loss on this claim.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

23. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. The accounting policies of the segments are consistent with those described in Note 1. The Company’s measure of segment profit or loss is operating income. Segment information for the three years ended December 31, 2009, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

	Year	North America	Europe	South America	Eliminations (a)	Total
	(In thousands)
Net sales (b)(c)	2009	$1,942,747	$235,766	$92,771	$(250)	$2,271,034
	2008	2,196,048	274,382	89,747	(1,223)	2,558,954
	2007	2,140,470	256,841	75,471	(1,897)	2,470,885

Operating income (loss)	2009	$212,227	$31,717	$(9,086)	$—	$234,858
	2008	120,251	30,157	(4,627)	—	145,781
	2007	19,862	8,181	764	—	28,807

Depreciation and amortization	2009	$136,553	$17,962	$3,788	$—	$158,303
	2008	149,221	20,516	5,269	—	175,006
	2007	175,699	20,881	4,511	—	201,091

Asset impairment charges	2009	$31,512	$3,918	$6,396	$—	$41,826
	2008	86,861	3,534	5,669	—	96,064
	2007	137,900	18,150	1,642	—	157,692

Interest expense, net	2009	$171,647	$1,183	$2,928	$—	$175,758
	2008	174,128	2,678	2,432	—	179,238
	2007	199,903	3,193	1,877	—	204,973

Income tax provision (benefit)	2009	$10,779	$9,535	$1,046	$—	$21,360
	2008	3,481	9,581	(152)	—	12,910
	2007	9,559	9,510	629	—	19,698

Identifiable assets (b)(c)(d)	2009	$829,301	$138,287	$48,828	$—	$1,016,416
	2008	870,493	151,436	38,665	—	1,060,594

Goodwill	2009	$279,480	$16,286	$7	$—	$295,773
	2008	277,499	15,826	35	—	293,360

Cash paid for property, plant and equipment	2009	$119,875	$13,529	$12,607	$—	$146,011
	2008	116,442	20,767	11,367	—	148,576
	2007	123,617	20,584	9,184	—	153,385

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Poland	$49.3	$63.7	$59.5
Belgium	54.9	57.4	51.1
Spain	40.6	40.8	38.2
France	24.3	34.4	34.5

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	December 31,
	2009	2008
	(In millions)
Poland	$36.6	$37.7
Belgium	31.9	33.6
Spain	23.6	27.6
France	15.3	20.1

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

(c)	The Company’s net sales for North America include sales in Mexico which totaled approximately $147.3 million, $150.4 million and $138.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Identifiable assets in Mexico totaled approximately $58.8 million and $51.6 million as of December 31, 2009 and 2008, respectively. Approximately all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Food and Beverage	Household	Automotive Lubricants	Personal Care/Specialty	Total
	(In thousands)
2009	$1,385,544	$423,004	$291,208	$171,278	$2,271,034
2008	1,561,273	491,641	319,253	186,787	2,558,954
2007	1,488,699	499,101	277,874	205,211	2,470,885

24. Condensed Guarantor Data

As of December 31, 2009, the Operating Company and CapCo I had outstanding $253.4 million aggregate principal amount of 8.25% Senior Notes due 2017 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. The Operating Company, the guarantor subsidiaries and CapCo I are 100%-owned subsidiaries of Holdings.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$124,262	$3	$23,543	$—	$—	$147,808
Accounts receivable, net	—	58,877	66,929	65,879	—	—	191,685
Inventories	—	72,257	76,017	46,428	—	—	194,702
Deferred income taxes	—	—	—	3,446	—	—	3,446
Prepaid expenses and other current assets	—	12,105	28,772	18,214	—	—	59,091

Total current assets	—	267,501	171,721	157,510	—	—	596,732
Property, plant and equipment, net	—	415,147	352,912	248,357	—	—	1,016,416
Intangible assets, net	—	7,298	31,198	4,516	—	—	43,012
Goodwill	—	8,821	235,924	51,028	—	—	295,773
Net intercompany	—	1,050,696	—	—	—	(1,050,696)	—
Investment in subsidiaries	—	149,830	221,237	—	—	(371,067)	—
Other non-current assets	—	28,291	142	4,073	—	—	32,506

Total assets	$—	$1,927,584	$1,013,134	$465,484	$—	$(1,421,763)	$1,984,439

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long- term debt	$—	$87,142	$728	$12,787	$—	$—	$100,657
Accounts payable	—	47,281	31,454	32,278	—	—	111,013
Accrued expenses and other current liabilities	—	97,411	41,543	47,149	—	—	186,103
Deferred revenue	—	16,558	8,877	4,810	—	—	30,245

Total current liabilities	—	248,392	82,602	97,024	—	—	428,018

Long-term debt	—	2,334,119	1,129	958	—	—	2,336,206
Deferred income taxes	—	168	5,284	12,194	—	—	17,646
Other non-current liabilities	—	55,101	18,542	26,211	—	—	99,854
Investment in subsidiaries	710,196	—	—	—	—	(710,196)	—
Net intercompany	187,089	—	809,933	53,674	—	(1,050,696)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(897,285)	(710,196)	95,644	275,423	—	339,129	(897,285)

Total liabilities and partners’ capital (deficit)	$—	$1,927,584	$1,013,134	$465,484	$—	$(1,421,763)	$1,984,439

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,297	$1	$8,581	$—	$—	$43,879
Accounts receivable, net	—	76,329	80,465	76,940	—	—	233,734
Inventories	—	85,062	90,649	48,650	—	—	224,361
Deferred income taxes	—	—	—	2,829	—	—	2,829
Prepaid expenses and other current assets	—	8,603	25,469	23,176	—	—	57,248

Total current assets	—	205,291	196,584	160,176	—	—	562,051
Property, plant and equipment, net	—	441,140	375,364	244,090	—	—	1,060,594
Intangible assets, net	—	6,794	34,614	4,850	—	—	46,258
Goodwill	—	8,821	235,924	48,615	—	—	293,360
Net intercompany	—	1,167,268	—	—	—	(1,167,268)	—
Investment in subsidiaries	—	91,733	232,679	—	—	(324,412)	—
Other non-current assets	—	39,196	240	5,151	—	—	44,587

Total assets	$—	$1,960,243	$1,075,405	$462,882	$—	$(1,491,680)	$2,006,850

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long- term debt	$—	$47,278	$292	$9,329	$—	$—	$56,899
Accounts payable	—	43,416	20,038	37,324	—	—	100,778
Accrued expenses and other current liabilities	—	108,549	33,470	50,188	—	—	192,207
Deferred revenue	—	19,623	9,878	5,145	—	—	34,646

Total current liabilities	—	218,866	63,678	101,986	—	—	384,530

Long-term debt	—	2,440,521	582	1,236	—	—	2,442,339
Deferred income taxes	—	258	7,015	12,396	—	—	19,669
Other non-current liabilities	—	72,834	21,049	25,754	—	—	119,637
Investment in subsidiaries	772,236	—	—	—	—	(772,236)	—
Net intercompany	187,089	—	947,879	32,300	—	(1,167,268)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(959,325)	(772,236)	35,202	289,210	—	447,824	(959,325)

Total liabilities and partners’ capital (deficit)	$—	$1,960,243	$1,075,405	$462,882	$—	$(1,491,680)	$2,006,850

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$992,102	$868,771	$496,494	$—	$(86,333)	$2,271,034
Cost of goods sold	—	820,707	725,434	406,462	—	(86,333)	1,866,270

Gross profit	—	171,395	143,337	90,032	—	—	404,764
Selling, general and administrative expenses	—	46,378	48,862	26,388	—	—	121,628
Asset impairment charges	—	23,925	7,648	10,253	—	—	41,826
Net loss on disposal of property, plant and equipment	—	3,119	2,142	1,191	—	—	6,452

Operating income	—	97,973	84,685	52,200	—	—	234,858
Interest expense, net	—	125,746	45,552	4,460	—	—	175,758
Net loss on debt extinguishment	—	8,726	—	—	—	—	8,726
Other (income) expense, net	—	(24,029)	(32,626)	(343)	—	55,447	(1,551)
Equity in earnings of subsidiaries	(21,084)	(35,785)	(4,989)	—	—	61,858	—

Income (loss) before income taxes	21,084	23,315	76,748	48,083	—	(117,305)	51,925
Income tax provision	—	2,231	2,770	16,359	—	—	21,360

Income (loss) from continuing operations	21,084	21,084	73,978	31,724		(117,305)	30,565
Loss from discontinued operations	—	—	—	(9,481)	—	—	(9,481)

Net income (loss)	$21,084	$21,084	$73,978	$22,243	$—	$(117,305)	$21,084

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,123,516	$982,529	$535,455	$—	$(82,546)	$2,558,954
Cost of goods sold	—	936,017	882,295	447,001	—	(82,546)	2,182,767

Gross profit	—	187,499	100,234	88,454	—	—	376,187
Selling, general and administrative expenses	—	52,605	46,985	27,918	—	—	127,508
Asset impairment charges	—	42,095	43,800	10,169	—	—	96,064
Net loss (gain) on disposal of property, plant and equipment	—	3,733	3,250	(149)	—	—	6,834

Operating income	—	89,066	6,199	50,516	—	—	145,781
Interest expense, net	—	102,519	71,488	5,231	—	—	179,238
Other (income) expense, net	—	(5,131)	(170)	(518)	—	6,223	404
Equity in loss (earnings) of subsidiaries	57,277	48,659	(5,670)	—	—	(100,266)	—

(Loss) income before income taxes	(57,277)	(56,981)	(59,449)	45,803	—	94,043	(33,861)
Income tax provision	—	296	486	12,128	—	—	12,910

(Loss) income from continuing operations	(57,277)	(57,277)	(59,935)	33,675	—	94,043	(46,771)
Loss from discontinued operations	—	—	—	(10,506)	—	—	(10,506)

Net (loss) income	$(57,277)	$(57,277)	$(59,935)	$23,169	$—	$94,043	$(57,277)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Net sales	$—	$1,059,573	$1,007,442	$493,235	$—	$(89,365)	$2,470,885
Cost of goods sold	—	892,328	909,078	416,694	—	(89,365)	2,128,735

Gross profit	—	167,245	98,364	76,541	—	—	342,150
Selling, general and administrative expenses	—	56,049	51,072	29,071	—	—	136,192
Asset impairment charges	—	52,789	80,792	24,111	—	—	157,692
Net loss on disposal of property, plant and equipment	—	9,602	9,100	757	—	—	19,459

Operating income (loss)	—	48,805	(42,600)	22,602	—	—	28,807
Interest expense, net	—	119,656	79,294	6,023	—	—	204,973
Net loss on debt extinguishment	—	4,529	—	—	—	—	4,529
Other (income) expense, net	—	(10,276)	(7,152)	2,731	—	16,701	2,004
Equity in loss of subsidiaries	206,052	143,437	21,931	—	—	(371,420)	—

(Loss) income before income taxes	(206,052)	(208,541)	(136,673)	13,848	—	354,719	(182,699)
Income tax (benefit) provision	—	(2,489)	1,837	20,350	—	—	19,698

(Loss) income from continuing operations	(206,052)	(206,052)	(138,510)	(6,502)	—	354,719	(202,397)
Loss from discontinued operations	—	—	—	(3,655)	—	—	(3,655)

Net (loss) income	$(206,052)	$(206,052)	$(138,510)	$(10,157)	$—	$354,719	$(206,052)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$106,767	$182,851	$92,827	$—	$(56,917)	$325,528

Investing activities:
Net cash paid for property, plant and equipment	—	(68,159)	(41,798)	(35,070)	—	—	(145,027)
Acquisition of/investment in a business, net of cash acquired	—	(1,750)	(2,085)	(54,169)	—	56,619	(1,385)
Intercompany investing activities	—	580,641	442,110	—	—	(1,022,751)	—
Cash paid for sale of business	—	—	—	(4,118)	—	—	(4,118)

Net cash provided by (used in) investing activities	—	510,732	398,227	(93,357)	—	(966,132)	(150,530)

Financing activities:
Proceeds from issuance of long-term debt	—	259,609	—	52,280	—	—	311,889
Payment of long-term debt	—	(303,609)	(435)	(51,803)	—	—	(355,847)
Intercompany financing activities	—	(454,530)	(580,641)	12,420	—	1,022,751	—
Purchase of partnership units	—	(175)	—	—	—	—	(175)
Repayment of notes and interest for ownership interests	—	387	—	—	—	—	387
Debt issuance fees	—	(27,193)	—	—	—	—	(27,193)
Fees paid on behalf of GPC for initial public offering	—	(3,023)	—	—	—	—	(3,023)

Net cash (used in) provided by financing activities	—	(528,534)	(581,076)	12,897	—	1,022,751	(73,962)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,595	—	298	2,893

Increase in cash and cash equivalents	—	88,965	2	14,962	—	—	103,929
Cash and cash equivalents at beginning of year	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of year	$—	$124,262	$3	$23,543	$—	$—	$147,808

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	GPC Capital Corp. I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$117,687	$43,377	$56,497	$—	$(6,360)	$211,201

Investing activities:
Net cash paid for property, plant and equipment	—	(57,989)	(43,378)	(43,053)	—	—	(144,420)
Acquisition of/investment in a business, net of cash acquired	—	51	(7,012)	662	—	6,299	—
Intercompany investing activities	—	2,985	7,288	—	—	(10,273)	—

Net cash used in investing activities	—	(54,953)	(43,102)	(42,391)	—	(3,974)	(144,420)

Financing activities:
Proceeds from issuance of long-term debt	—	224,030	—	104,152	—	—	328,182
Payment of long-term debt	—	(255,522)	(276)	(106,226)	—	—	(362,024)
Proceeds from issuance of partnership units	—	240	—	—	—	—	240
Intercompany financing activities	—	—	—	(10,273)	—	10,273	—

Net cash (used in) provided by financing activities	—	(31,252)	(276)	(12,347)	—	10,273	(33,602)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,675)	—	61	(7,614)

Increase (decrease) in cash and cash equivalents	—	31,482	(1)	(5,916)	—	—	25,565
Cash and cash equivalents at beginning of year	—	3,815	2	14,497	—	—	18,314

Cash and cash equivalents at end of year	$—	$35,297	$1	$8,581	$—	$—	$43,879

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DECEMBER 31, 2009

25. Environmental Matters

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

26. Subsequent Event

On February 10, 2010, the Company’s majority owner, GPC, completed its IPO and on February 11, 2010, its stock began trading on the New York Stock Exchange under the symbol “GRM.” In connection with the IPO, GPC, on February 4, 2010, increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 100,000,000, and effected a 1,465.4874-for-one stock split of its shares of common stock. Additionally, the Company effected a 3,781.4427-for-one unit split and its limited partnership agreement has been amended and restated as the Sixth Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). Accordingly, any unit/share information reflects such splits. Pursuant to the Partnership Agreement, the Company’s partnership interests have been denominated as limited partnership units and general partnership units with no change in relative economic ownership percentages prior to the IPO.

On February 17, 2010, and in connection with the IPO, GPC purchased 16,666,667 newly-issued, unregistered limited partnership units of the Company for an aggregate amount of $114.2 million. On February 17, 2010, a portion of these net proceeds, and cash on hand, was used to pay a portion of the Term Loan B and Term Loan C. An aggregate of $115.1 million of the Term Loans was repaid, of which $19.4 million was allocated to repay principal and accrued interest on Term Loan B and $95.7 million was allocated to repay principal and accrued interest on Term Loan C. Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement as described below, and exercised their rights to exchange approximately 1.3 million units in the Company for shares of GPC common stock.

Following these events:

•

GPC now owns 58,966,881 limited partnership units, representing an 87.6% limited partnership interest, and its wholly owned subsidiary, BCP, is the sole general partner and owns 2,023,472 general partnership units, representing a 3.0% ownership in the Company;

•

general partnership interests of the Graham Family have been converted into limited partnership interests on an equivalent basis such that the Graham Family owns an aggregate of 6,263,121 limited partnership units, representing a 9.3% limited partnership interest in the Company; and

•	current and former directors and employees own 35,167 limited partnership units and options to acquire an aggregate of 4,746,940 limited partnership units in the Company.

The Partnership Agreement also provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or equivalent common stock of GPC for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million annually for ongoing management and advisory services.

Income Tax Receivable Agreement

Also on February 10, 2010, GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with pre-IPO stockholders and with GPC Holdings, L.P. (“GPCL”), the entity through which the Graham Family holds most of its interest in the Company. The agreements provide for the payment by GPC to all of its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and to the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further defined by the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) GPC’s 1998 acquisition of the Company and (2) future exchanges by the Graham Family of their units for common stock of GPC pursuant to the Exchange Agreement, and of certain other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs.

The Company expects that the payments that GPC makes under these ITRs will be material. Assuming no material changes in the relevant tax law, and that GPC earns sufficient taxable income to realize the full tax benefits subject to the ITRs, the Company expects that future payments under the ITRs will aggregate to between $190 million to $240 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in the Company for GPC common stock depending on the timing and value of such exchanges. This range is based on the Company’s assumptions using presently available information including with respect to valuation, historic tax basis and the amount of tax attributes subject to the ITRs that were in existence as of the IPO date. Such amounts may differ materially from the amounts presented above based on various items, including final valuation analysis and updated determinations of taxable income and historic tax basis amounts. The payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or GPC. GPC will recognize such obligations based on the amount of recorded net deferred income tax assets recognized, and subject to the ITRs. Changes in the recorded net deferred income tax assets will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense.

Because GPC is a holding company with no operations of its own, its ability to make payments is dependent on the Company’s ability to make distributions. The Company’s credit agreements and outstanding notes generally restrict the ability to make distributions. To the extent GPC is unable to make payments under the ITRs for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus five percent per annum until paid, provided that a failure to make a payment due pursuant to the terms of the ITRs within six months of the date such payment is due will generally constitute a breach, and payments under the ITRs would then be accelerated.

Exchange Agreement

Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in the Company for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications.

Under this Exchange Agreement, through February 18, 2010, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights to exchange 1,324,900 limited partnership units of the Company for 1,324,900 shares of GPC’s common stock. As a result of this exchange entities controlled by the Graham Family own limited partnership units representing 9.6% of the limited partnership interests in the Company and shares representing 2.2% of GPC’s common stock.

The Company has also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of the Company obtained on exercise of outstanding options for shares of GPC common stock.

Registration Rights Agreement

Under the Registration Rights Agreement certain parties have been granted rights with respect to shares of GPC common stock, either held by them or received upon the exchange of the Company’s limited partnership units. The Registration Rights Agreement provides (1) to the Graham Family and their affiliates (and their permitted transferees) of partnership interests in the Company two “demand” registrations at any time and customary “piggyback” registration rights and (2) to Blackstone, an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, the Registration Rights Agreement provides that the Graham Family and their affiliates may request that the Company file a shelf registration statement beginning on the 181st day after the IPO. The Graham Family and their affiliates may also request that the Company will pay certain expenses of the Graham Family, Blackstone and their affiliates and certain other investors relating to such registrations and indemnify them against certain liabilities, which may arise under the Securities Act of 1933, as amended.

Termination of the Amended and Restated Monitoring Agreement

The Company was party to a Monitoring Agreement whereas Blackstone Management Partners III L.L.C. (“BMP”) and Graham Alternative Investment Partners I (“GAIP”) provided management and advisory services to the Company. On February 10, 2010, in connection with the IPO and in exchange for a one-time payment of $26.3 million to BMP, and $8.8 million to GAIP, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement represent the estimated fair value of future payments under the agreement. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million under the Monitoring Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at December 31, 2009, and that there were no material weaknesses in our internal control over financial reporting as of that date.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Graham Packaging Holdings Company

We have audited the internal control over financial reporting of Graham Packaging Holdings Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2010

PART III

Item 10.	Directors; Executive Officers of the Registrant and Corporate Governance

The information regarding directors of Graham Packaging Company Inc. and executive officers set forth under the caption “Proposal No. 1—Election of Directors” and “The Board of Directors and Certain Governance Matters—Executive Officers of the Company” in the Graham Packaging Company Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the captions “The Board of Directors and Certain Governance Matters—Code of Conduct,” “The Board of Directors and Certain Governance Matters—Board Committees and Meetings” and “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Ownership of Securities” of the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth equity compensation plan information regarding equity options to purchase limited partnership units in Holdings at December 31, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,813,115	$8.35	1,852,359

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,813,115	$8.35	1,852,359

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Transactions with Related Persons” and “The Board of Directors and Certain Governance Matters—Director Independence and Independence Determinations” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm Audit and Non-Audit Fees” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the Report:

(1)	Financial Statements:

See Index to Financial Statements in Item 8 of this Report.

(2)	Financial Statement Schedules:

The following Financial Statement Schedules are included herein:

Schedule I – Graham Packaging Holdings Company Registrant’s Condensed Financial Statements

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

(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

4.3	Indenture, dated as of November 24, 2009, among Graham Packaging Company, L.P., GPC Capital Corp. I, the Guarantors named therein and the Bank of New York Mellon, as Trustee, relating to the Senior Notes Due 2017 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by the Guarantors named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 24, 2009 (File No. 333-53603-03)).

4.4	Form of 8 1/2% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.5	Form of 9 7/8% Series Senior Subordinated Note due 2014 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.6	Form of 8 1/4% Senior Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on November 24, 2009 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

10.2	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.3	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.4	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.5	Fourth Amendment to Credit Agreement, dated as of May 28, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 29, 2009 (File No. 333-53603-03)).

10.6	Fifth Amendment to Credit Agreement, dated as of December 16, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.18 to the Registration Statement of Graham Packaging Company Inc. on Form S-1, filed on December 23, 2009 (File No. 333-163956)).

10.7	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4/A filed by the Company on July 8, 2005 (File No. 333-125173-02)).

10.8	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.9	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10	Exchange Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.11	Registration Rights Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation, GPC Holdings, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and certain holders of the Company’s common stock, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.12	Stockholders’ Agreement by and among Graham Packaging Company Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.13	Termination Agreement by and among Graham Packaging Holdings Company, Graham Packaging Company L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.14	Termination Agreement by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, GPC Capital Corp. II and MidOcean Capital Investors, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.15	Form of Management Stockholders’ Agreement Termination Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.16	Income Tax Receivable Agreement between Graham Packaging Company Inc. and Blackstone Capital Partners III Merchant Banking Fund L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.17	Income Tax Receivable Agreement between Graham Packaging Company Inc. and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.18	Registration Rights Agreement among Graham Packaging Company, L.P. and GPC Capital Corp. I, as issuers, and Graham Packaging Holdings Company and the guarantors listed on the signature pages thereto, as guarantors, dated as of November 24, 2009 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.19**	Amended and Restated Employment Agreement Between Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Mark S. Burgess, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.20**	Option Agreement, dated as of June 17, 2009, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 19, 2009 (File No. 333-53603-03)).

10.21**	Employment Agreement, dated as of May 4, 2009, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.22**	Option Agreement (for performance-based “MOIC” options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.23**	Option Agreement (for time-based options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.24**	Management Subscription Agreement, dated as of May 4, 2009, between BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.) and David Bullock (incorporated herein by reference to Exhibit 10.30 of the Registration Statement of Graham Packaging Company Inc. on Form S-1, filed on December 23, 2009 (File No. 333-163956)).

10.25**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.26**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.27**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.28**	Letter Agreement, dated December 18, 2008, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 19, 2008 (File No. 333-53603-03)).

10.29**	Graham Packaging Holdings Company and Graham Packaging Company, L.P. Transaction Bonus and Release Agreement with Warren D. Knowlton, dated January 20, 2010 (incorporated herein by reference to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.30**	Employment Agreement, dated as of March 23, 2008, between Graham Packaging Company, L.P. and David Nachbar (incorporated herein by reference to Exhibit 10.38 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.31**	Severance Letter with David Nachbar, dated February 9, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 16, 2010 (File No. 333-53603-03)).

10.32**	Termination Agreement, dated as of March 27, 2008, between Graham Packaging Company, L.P. and George Lane (incorporated herein by reference to Exhibit 10.39 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.33**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A filed by the Company on July 31, 1998 (File No. 333-53603-03)).

10.34**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.35**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 6, 2008 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.36**	2008 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.37**	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).

10.38**	Form of Amended and Restated Option Unit Agreement. (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Company on March 10, 2009 (File No. 333-53603-03)).

10.39**	Form of Director Fee Agreement (incorporated herein by reference to Exhibit 10.40 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.40**	Form of Graham Packaging Holdings Company Management Option Unit Exchange Agreement (incorporated herein by reference to Exhibit 10.41 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.41**	Form of 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.42 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.42**	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.43 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.43**	Form of IPO Transaction Bonus Agreement (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.44**	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.45 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.45**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.46**	Graham Packaging Company Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.48 of Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.47**	Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.48**	Class A Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.49**	Long Term Incentive Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.50**	Form of Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

21.1*	Subsidiaries of Graham Packaging Holdings Company.

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.
**	- Indicates a management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: March 10, 2010

GRAHAM PACKAGING HOLDINGS COMPANY
(Registrant)

By:	/S/ WILLIAM E. HENNESSEY
Name:	William E. Hennessey
Title:	Vice President, Corporate Controller and Treasury
(chief accounting officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 10th day of March, 2010 by the following persons on behalf of the registrant and in the capacities indicated below:

Signature	Title

/S/ MARK S. BURGESS	Chief Executive Officer of Graham Packaging Holdings
Mark S. Burgess	Company and Director of Graham Packaging Company Inc. (the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)
(principal executive officer)

/S/ DAVID W. BULLOCK	Chief Financial Officer of Graham Packaging Holdings
David W. Bullock	Company
(principal financial officer)

/S/ WILLIAM E. HENNESSEY	Vice President, Corporate Controller and Treasury of
William E. Hennessey	Graham Packaging Holdings Company
(principal accounting officer)

/S/ CHINH E. CHU	Director of Graham Packaging Company Inc.
Chinh E. Chu	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

/S/ JAMES A. QUELLA	Director of Graham Packaging Company Inc.
James A. Quella	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

/S/ CHARLES E. KIERNAN	Director of Graham Packaging Company Inc.
Charles E. Kiernan	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

/S/ GARY G. MICHAEL	Director of Graham Packaging Company Inc.
Gary G. Michael	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

/S/ JOHN R. CHIMINSKI	Director of Graham Packaging Company Inc.
John R. Chiminski	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

/S/ ANGELO G. ACCONCIA	Director of Graham Packaging Company Inc.
Angelo G. Acconcia	(the sole member of BCP/Graham Holdings L.L.C, the managing general partner of the registrant)

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

EXHIBIT LIST

Exhibit Number	Description of Exhibit

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

4.1	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York as Trustee, relating to the Senior Notes Due 2012 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.2	Indenture dated as of October 7, 2004, among Graham Packaging Company, L.P. and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and The Bank of New York, as Trustee, relating to the Senior Subordinated Notes Due 2014 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.3	Indenture, dated as of November 24, 2009, among Graham Packaging Company, L.P., GPC Capital Corp. I, the Guarantors named therein and the Bank of New York Mellon, as Trustee, relating to the Senior Notes Due 2017 of Graham Packaging Company, L.P. and GPC Capital Corp. I, unconditionally guaranteed by the Guarantors named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 24, 2009 (File No. 333-53603-03)).

4.4	Form of 8 1/2% Senior Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.5	Form of 9 7/8% Series Senior Subordinated Note due 2014 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

4.6	Form of 8 1/4% Senior Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on November 24, 2009 (File No. 333-53603-03)).

10.1	First Lien Credit Agreement, dated as of October 7, 2004, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co- borrower, the lenders named therein, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, and Lasalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 14, 2004 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.2	First Amendment to Credit Agreement, dated as of December 9, 2005, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.3	Second Amendment to Credit Agreement, dated as of April 18, 2006, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 21, 2006 (File No. 333-53603-03)).

10.4	Third Amendment to Credit Agreement, dated as of March 30, 2007, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein, Citigroup Global Markets Inc., as syndication agent, Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Lehman Commercial Paper Inc., as co-documentation agents, Deutsche Bank AG Cayman Islands Branch, as administrative agent and as collateral agent for the lenders, and LaSalle Bank National Association and Manufacturers and Traders Trust Company, as senior managing agents (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.5	Fourth Amendment to Credit Agreement, dated as of May 28, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 29, 2009 (File No. 333-53603-03)).

10.6	Fifth Amendment to Credit Agreement, dated as of December 16, 2009, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.18 to the Registration Statement of Graham Packaging Company Inc. on Form S-1, filed on December 23, 2009 (File No. 333-163956)).

10.7	Amended and Restated Monitoring Agreement, dated as of September 30, 2004, among Graham Packaging Holdings Company, L.P., Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4/A filed by the Company on July 8, 2005 (File No. 333-125173-02)).

10.8	Management Stockholders Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, L.P., GPC Capital Corp. II and the management investors named therein (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.9	Stockholders’ Agreement, dated as of February 2, 1998, among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, L.P., BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.), Graham Packaging Holdings Company, GPC Capital Corp. II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

10.10	Exchange Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.11	Registration Rights Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation, GPC Holdings, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and certain holders of the Company’s common stock, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.12	Stockholders’ Agreement by and among Graham Packaging Company Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.13	Termination Agreement by and among Graham Packaging Holdings Company, Graham Packaging Company L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.14	Termination Agreement by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, GPC Capital Corp. II and MidOcean Capital Investors, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.15	Form of Management Stockholders’ Agreement Termination Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.16	Income Tax Receivable Agreement between Graham Packaging Company Inc. and Blackstone Capital Partners III Merchant Banking Fund L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.17	Income Tax Receivable Agreement between Graham Packaging Company Inc. and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.18	Registration Rights Agreement among Graham Packaging Company, L.P. and GPC Capital Corp. I, as issuers, and Graham Packaging Holdings Company and the guarantors listed on the signature pages thereto, as guarantors, dated as of November 24, 2009 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.19**	Amended and Restated Employment Agreement Between Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Mark S. Burgess, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.20**	Option Agreement, dated as of June 17, 2009, between Graham Packaging Holdings Company and Mark S. Burgess (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 19, 2009 (File No. 333-53603-03)).

10.21**	Employment Agreement, dated as of May 4, 2009, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.22**	Option Agreement (for performance-based “MOIC” options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.23**	Option Agreement (for time-based options), dated as of May 4, 2009, between Graham Packaging Holdings Company and David Bullock (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Graham Packaging Holdings Company on May 4, 2009 (File No. 333-53603-03)).

10.24**	Management Subscription Agreement, dated as of May 4, 2009, between BMP/Graham Holdings Corporation (currently known as Graham Packaging Company Inc.) and David Bullock (incorporated herein by reference to Exhibit 10.30 of the Registration Statement of Graham Packaging Company Inc. on Form S-1, filed on December 23, 2009 (File No. 333-163956)).

10.25**	Form of Employment Agreement, dated as of June 27, 2002, between Graham Packaging Holdings Company and Ashok Sudan (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.26**	Form of Employment Agreement, dated as of January 1, 2005, between Graham Packaging Holdings Company and Peter T. Lennox (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Company on March 31, 2006 (File No. 333-53603-03)).

10.27**	Form of Employment Agreement, dated as of March 28, 2007, between Graham Packaging Holdings Company and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Company on April 2, 2007 (File No. 333-53603-03)).

10.28**	Letter Agreement, dated December 18, 2008, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Warren D. Knowlton (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 19, 2008 (File No. 333-53603-03)).

10.29**	Graham Packaging Holdings Company and Graham Packaging Company, L.P. Transaction Bonus and Release Agreement with Warren D. Knowlton, dated January 20, 2010 (incorporated herein by reference to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

Exhibit Number	Description of Exhibit

10.30**	Employment Agreement, dated as of March 23, 2008, between Graham Packaging Company, L.P. and David Nachbar (incorporated herein by reference to Exhibit 10.38 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.31**	Severance Letter with David Nachbar, dated February 9, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 16, 2010 (File No. 333-53603-03)).

10.32**	Termination Agreement, dated as of March 27, 2008, between Graham Packaging Company, L.P. and George Lane (incorporated herein by reference to Exhibit 10.39 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.33**	Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A filed by the Company on July 31, 1998 (File No. 333-53603-03)).

10.34**	2004 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Company on March 31, 2005 (File No. 333-53603-03)).

10.35**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 6, 2008 (File No. 333-53603-03)).

10.36**	2008 Graham Packaging Holdings Company Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 7, 2008 (File No. 333-53603-03)).

10.37**	Form of Option Unit Agreement pursuant to the Graham Packaging Holdings Company 2008 Management Option Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008 (File No. 333-53603-03)).

10.38**	Form of Amended and Restated Option Unit Agreement. (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Company on March 10, 2009 (File No. 333-53603-03)).

10.39**	Form of Director Fee Agreement (incorporated herein by reference to Exhibit 10.40 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.40**	Form of Graham Packaging Holdings Company Management Option Unit Exchange Agreement (incorporated herein by reference to Exhibit 10.41 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.41**	Form of 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.42 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.42**	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.43 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

Exhibit Number	Description of Exhibit

10.43**	Form of IPO Transaction Bonus Agreement (incorporated herein by reference to Exhibit 10.44 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.44**	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.45 of Amendment No. 1 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 15, 2010 (File No. 333-163956)).

10.45**	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.46 of Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.46**	Graham Packaging Company Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.48 of Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on January 22, 2010 (File No. 333-163956)).

10.47**	Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.48**	Class A Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.49**	Long Term Incentive Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.50**	Form of Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

21.1*	Subsidiaries of Graham Packaging Holdings Company.

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.
**	- Indicates a management contract or compensatory plan arrangement.

SCHEDULE I

GRAHAM PACKAGING HOLDINGS COMPANY

REGISTRANT’S CONDENSED FINANCIAL STATEMENTS

(In thousands)

	December 31,
BALANCE SHEETS	2009	2008
Assets:
Current assets	$—	$—
Other non-current assets	—	—

Total assets	$—	$—

Liabilities and partners’ capital (deficit):
Current liabilities	$—	$—
Investment in subsidiary	710,196	772,236
Net intercompany	187,089	187,089

Total liabilities	897,285	959,325
Partners’ capital (deficit)	(897,285)	(959,325)

Total liabilities and partners’ capital	$—	$—

	Year Ended December 31,
STATEMENTS OF OPERATIONS	2009	2008	2007
Equity in earnings (loss) of subsidiaries	$21,084	$(57,277)	$(206,052)

Net income (loss)	$21,084	$(57,277)	$(206,052)

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2009	2008	2007
Operating activities:
Net income (loss)	$21,084	$(57,277)	$(206,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries	(21,084)	57,277	206,052

Net cash provided by operating activities	—	—	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—

See footnotes to consolidated financial statements of Graham Packaging Holdings Company.

SCHEDULE II

GRAHAM PACKAGING HOLDINGS COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2009
Allowance for doubtful accounts	$6,452	$(226)	$3,793	$2,433
Allowance for inventory losses	6,482	3,345	3,957	5,870

Year ended December 31, 2008
Allowance for doubtful accounts	$5,734	$1,298	$580	$6,452
Allowance for inventory losses	6,966	3,593	4,077	6,482

Year ended December 31, 2007
Allowance for doubtful accounts	$6,299	$—	$565	$5,734
Allowance for inventory losses	5,505	2,776	1,315	6,966