Form 10-Q
period 2010-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2010-05-07
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009 (Restated for push-down accounting)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,380	$147,808
Accounts receivable, net	252,699	191,685
Inventories	200,517	194,702
Deferred income taxes	3,647	3,446
Prepaid expenses and other current assets	49,564	59,091

Total current assets	601,807	596,732
Property, plant and equipment, net	1,010,721	1,017,778
Intangible assets, net	42,377	43,012
Goodwill	438,518	437,058
Other non-current assets	32,956	32,506

Total assets	$2,126,379	$2,127,086

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$34,003	$100,657
Accounts payable	163,281	111,013
Accrued expenses and other current liabilities	188,812	186,103
Deferred revenue	29,327	30,245

Total current liabilities	415,423	428,018
Long-term debt	2,208,819	2,336,206
Deferred income taxes	17,756	17,646
Other non-current liabilities	96,248	99,854
Commitments and contingent liabilities (see Notes 15 and 16)
Partners’ capital (deficit):
General partners	(28,442)	(36,603)
Limited partners	(557,880)	(691,776)
Notes and interest receivable for ownership interests	(1,826)	(1,795)
Accumulated other comprehensive income	(23,719)	(24,464)

Total partners’ capital (deficit)	(611,867)	(754,638)

Total liabilities and partners’ capital (deficit)	$2,126,379	$2,127,086

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009 (Restated for push-down accounting)
	(In thousands)
Net sales	$585,576	$561,851
Cost of goods sold	483,257	468,275

Gross profit	102,319	93,576
Selling, general and administrative expenses	67,464	28,427
Asset impairment charges	2,238	1,576
Net loss on disposal of property, plant and equipment	227	1,495

Operating income	32,390	62,078
Interest expense	45,384	39,698
Interest income	(119)	(224)
Net loss on debt extinguishment	2,664	—
Other expense (income), net	2,862	(568)

(Loss) income before income taxes	(18,401)	23,172
Income tax provision	2,384	4,160

(Loss) income from continuing operations	(20,785)	19,012
Loss from discontinued operations	—	(327)

Net (loss) income	$(20,785)	$18,685

Net (loss) income allocated to general partners	$(501)	$934
Net (loss) income allocated to limited partners	$(20,284)	$17,751

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009 (Restated for push-down accounting)
	(In thousands)
Operating activities:
Net (loss) income	$(20,785)	$18,685
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,573	38,871
Amortization of debt issuance fees	1,598	2,564
Accretion of senior unsecured notes	119	—
Net loss on debt extinguishment	2,664	—
Net loss on disposal of property, plant and equipment	227	1,495
Pension expense	790	1,217
Asset impairment charges	2,238	1,576
Unrealized loss on termination of cash flow hedge accounting	1,192	2,011
Stock compensation expense	361	189
Equity income from unconsolidated subsidiaries	(31)	—
Deferred tax benefit	(137)	(193)
Foreign currency transaction loss	131	855
Interest receivable on loans to owners	(31)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(61,323)	(3,621)
Inventories	(6,044)	31,275
Prepaid expenses and other current assets	5,938	4,869
Other non-current assets	(3,040)	(1,892)
Accounts payable and accrued expenses	56,490	63,567
Pension contributions	(1,487)	(690)
Other non-current liabilities	(75)	(242)

Net cash provided by operating activities	17,368	160,504

Investing activities:
Cash paid for property, plant and equipment	(37,724)	(37,139)
Proceeds from sale of property, plant and equipment	158	236

Net cash used in investing activities	(37,566)	(36,903)

Financing activities:
Proceeds from issuance of long-term debt	17,999	9,510
Payment of long-term debt	(214,211)	(38,924)
Debt issuance fees	(648)	—
Net proceeds from sale of additional units to GPC (as defined herein)	166,514	—
Fees paid on behalf of GPC	(750)	—

Net cash used in financing activities	(31,096)	(29,414)

Effect of exchange rate changes on cash and cash equivalents	(1,134)	(1,879)

(Decrease) increase in cash and cash equivalents	(52,428)	92,308
Cash and cash equivalents at beginning of period	147,808	43,879

Cash and cash equivalents at end of period	$95,380	$136,187

Supplemental disclosures
Cash paid for interest, net of amounts capitalized	$29,493	$31,022
Cash paid for income taxes (net of refunds)	4,678	2,051
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	8,173	18,547
Accruals for fees related to GPC’s initial public offering	254	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2009, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance under FASB Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (formerly Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140”). This guidance enhances the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. The Company adopted this guidance effective January 1, 2010, and the adoption had no impact on its financial statements.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements, or do not apply to the Company’s operations.

Push-Down Accounting

In connection with the initial public offering of Graham Packaging Company Inc. (“GPC”), the Company’s majority owner, (“IPO”) GPC entered into an Exchange Agreement with the Graham Family (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and certain permitted transferees allowing for the exchange of limited partnership units in Holdings for shares of GPC’s common stock. Under this exchange agreement all of the general partnership interests of the Graham Family have been converted into limited partnership interests on an equivalent basis as of March 31, 2010. As a result of these transactions, all general partnership interests of Holdings are now controlled by GPC, and Holdings is now considered substantially wholly-owned by GPC under the guidance provided by the Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 1-02(aa) as all voting interests are now controlled by GPC. Additionally, under the guidance provided by SEC Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under the push-down basis of accounting certain transactions incurred by the parent company, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary with all retained earnings being eliminated. Accordingly, items resulting from the accounting for GPC’s purchase of Holdings, such as property, plant and equipment, goodwill and related partners’ capital (deficit), have been retrospectively reflected in the financial statements and accompanying notes to the financial statements of Holdings for the prior periods presented. The accounts affected and related amounts are as follows:

December 31, 2009
(In thousands)
Increase to:
Property, plant and equipment, net	$1,362
Goodwill	$141,285
Partners’ capital (deficit)	$142,647

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In addition, depreciation expense was increased by $0.0 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Subsequent Events

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

Reclassification

A reclassification has been made to the 2009 Condensed Consolidated Statement of Cash Flows to reflect the deferred tax benefit as a separate component of cash provided by operating activities. Amounts for this line item were previously included in changes in prepaid expenses and other current assets, changes in other non-current assets, changes in accounts payable and accrued expenses and changes in other non-current liabilities.

2. Discontinued Operations

On November 12, 2009, the Company sold its wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. The Company determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under ASC 205-20, “Discontinued Operations.” The accompanying condensed consolidated statements of operations and related notes to condensed consolidated financial statements have been restated to reflect these discontinued operations. The following table summarizes the operating results for this location for the three months ended March 31, 2009 (in thousands):

Net sales	$4,552
Cost of goods sold	4,881
Selling, general and administrative expenses	(21)
Interest expense	19

Loss from discontinued operations	$(327)

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.9 million and $2.4 million at March 31, 2010, and December 31, 2009, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the three months ended March 31, 2010 and 2009, 70.3% and 73.2% of the Company’s net sales, respectively, were generated by its top twenty customers. No customer had sales exceeding 10.0% of total sales for the three months ended March 31, 2010. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 13.0% of total sales for the three months ended March 31, 2009. All of these sales were made in North America.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company had $167.6 million and $113.7 million of accounts receivable from its top twenty customers as of March 31, 2010, and December 31, 2009, respectively.

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Finished goods	$132,642	$130,989
Raw materials	67,875	63,713

Total	$200,517	$194,702

6. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	March 31, 2010	December 31, 2009
	(in years)	(In thousands)
Land		$46,621	$39,063
Buildings and improvements	7-31.5	228,296	236,446
Machinery and equipment (1)	2-15	1,292,693	1,303,241
Molds and tooling	3-5	281,227	282,243
Furniture and fixtures	7	5,504	5,359
Computer hardware and software	3-7	41,776	40,930
Construction in progress		68,958	66,870

Property, plant and equipment		1,965,075	1,974,152
Less: accumulated depreciation and amortization		954,354	956,374

Property, plant and equipment, net		$1,010,721	$1,017,778

(1)	Includes longer-lived machinery and equipment of approximately $1,225.0 million and $1,230.5 million as of March 31, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $67.7 million and $72.7 million as of March 31, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended March 31, 2010 and 2009, was $36.7 million and $36.5 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the three months ended March 31, 2010 and 2009, was $1.1 million and $0.9 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2010, and December 31, 2009.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2010, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$25,054	$(9,051)	$16,003	10 years
Customer relationships	33,954	(7,580)	26,374	16 years

Total	$59,008	$(16,631)	$42,377

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

Amortization expense for the three months ended March 31, 2010 and 2009, was $1.2 million and $1.3 million, respectively. Remaining estimated aggregate amortization expense for 2010 is $3.5 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2011	$4,600
2012	4,600
2013	4,500
2014	4,100
2015	3,900

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Total
	(In thousands)
Balance at January 1, 2010	$420,765	$16,286	$7	$437,058
Foreign currency translation adjustments	1,759	(299)	—	1,460

Balance at March 31, 2010	$422,524	$15,987	$7	$438,518

9. Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States for the three months ended March 31, 2010, and in the United States for the three months ended March 31, 2009. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded in continuing operations of $2.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Accrued employee compensation and benefits	$57,856	$64,536
Accrued interest	33,377	20,395
Accrued sales allowance	22,124	22,917
Other	75,455	78,255

	$188,812	$186,103

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

For the year ended December 31, 2008, the Company recognized severance expense in the United States of $1.6 million (reflected in cost of goods sold) related to the closure of its plant located in Edison, New Jersey and the related severing of 115 employees, 114 of whom were terminated by March 31, 2010. Substantially all of the cash payments for these termination benefits are expected to be made by September 30, 2010. For the year ended December 31, 2008, the Company also recognized severance expense of $1.8 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Operating Officer. Substantially all of the cash payments for these termination benefits are expected to be made by June 30, 2010.

For the year ended December 31, 2007, the Company recognized severance expense in the United States of $2.1 million (reflected predominantly in selling, general and administrative expenses) related to the severing of 59 employees. All of the cash payments for these termination benefits have been made as of March 31, 2009. For the year ended December 31, 2007, the Company also recognized severance expense in France of $1.9 million (reflected in selling, general and administrative expenses) in 2007, and reduced the accrual in 2008 and 2009 by $0.3 million and $0.2 million, respectively, related to the severing of 12 employees. All of the cash payments for these termination benefits have been made as of March 31, 2009.

For the year ended December 31, 2006, the Company recognized severance expense of $5.3 million (reflected in selling, general and administrative expenses) related to the separation of its former Chief Executive Officer and Chief Financial Officer on December 3, 2006. All of the cash payments for these termination benefits have been made as of December 31, 2009.

The following table summarizes these severance accruals, and related expenses and payments, by operating segment. The balance at March 31, 2010, was included in accrued employee compensation and benefits.

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2009	$3,017	$161	$3,178
Payments during the year	(2,598)	—	(2,598)
Foreign currency translation adjustments	—	(12)	(12)
Other adjustments	(19)	(149)	(168)

Balance at December 31, 2009	400	—	400
Payments during the period	(312)	—	(312)

Balance at March 31, 2010	$88	$—	$88

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

11. Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Term loans (net of $16.4 million and $19.9 million unamortized discount as of March 31, 2010, and December 31, 2009, respectively)	$1,588,978	$1,781,108
Revolver	—	—
Foreign and other revolving credit facilities	6,242	3,381
Senior notes (net of $3.2 million and $3.3 million unamortized discount as of March 31, 2010, and December 31, 2009, respectively)	250,166	250,047
Senior subordinated notes	375,000	375,000
Capital leases	15,485	17,039
Other	6,951	10,288

	2,242,822	2,436,863
Less amounts classified as current (net of $4.6 million and $5.8 million unamortized discount as of March 31, 2010, and December 31, 2009, respectively)	34,003	100,657

Total	$2,208,819	$2,336,206

The Company’s credit agreement consists of a senior secured term loan of $564.6 million due October 7, 2011 (“Term Loan B”), and a senior secured term loan of $1,024.4 million ($1,040.8 million aggregate outstanding principal amount less $16.4 million unamortized discount) due April 5, 2014 (“Term Loan C” and, together with the Term Loan B, the “Term Loans”), to the Operating Company as of March 31, 2010, and a $260.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”). Availability under the Revolver as of March 31, 2010, was $249.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $12.3 million in the remainder of 2010, $570.7 million in 2011, $10.5 million in 2012, $10.5 million in 2013 and $1,001.4 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $12.3 million in the remainder of 2010 exclude the paydowns of debt in the first quarter of 2010 of $114.2 million with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the lenders under the Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of the senior notes due 2012. As a result of such refinancing in November 2009, $564.6 million of the Term Loans will mature on October 7, 2011, and the remaining $1,040.8 million will mature on April 5, 2014.

On May 28, 2009, certain of the Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment (“Extending Revolver”), conditioned on the refinancing in full of the senior notes due 2012. As a result of such refinancing in November 2009, $135.2 million of commitments under the Revolver will expire on October 7, 2010 (“Non-Extending Revolver”), and the remainder of the commitments will expire on October 1, 2013. In conjunction with the extension of these revolving commitments, the Company also voluntarily reduced the amount of total revolving commitments available to it under the Credit Agreement from

$250.0 million to $248.0 million. Subsequent to the IPO, the Company received a $12.0 million increase to its Extending Revolver.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 31, 2010, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of March 31, 2010, and December 31, 2009, the Company had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), and January 1, 2017 (Senior Notes). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes is payable semi-annually at 8.25% per annum.

12. Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,598.2 million (net of $16.4 million unamortized discount) and $1,790.1 million (net of $19.9 million unamortized discount) at March 31, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,622.2 million and $1,809.8 million at March 31, 2010, and December 31, 2009, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes and $375.0 million of Senior Subordinated Notes, totaled $644.6 million (net of $3.2 million unamortized discount) and $646.8 million (net of $3.3 million unamortized discount) at March 31, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $663.8 million and $652.8 million at March 31, 2010, and December 31, 2009, respectively.

Derivatives

The Company established the following fair value hierarchy that prioritizes the inputs used to measure fair value, in accordance with the guidance under ASC 820-10, “Fair Value Measurements and Disclosures”:

Level 1: Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contract	$—	$13	$—
Liabilities:
Interest rate swap agreements	$—	$15,859	$—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at March 31, 2010, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company also recorded impairment charges in continuing operations of $2.2 million for the three months ended March 31, 2010, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. The Company recorded impairment charges in continuing operations of $1.6 million for the three months ended March 31, 2009, for long-lived assets in the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

During 2009, the Company entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract was renewed in the third quarter of 2009 for another six months and increased to $1.5 million. The contract was renewed again in the first quarter of 2010 for another six months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.”

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

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company has therefore discontinued hedge accounting for its interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the three months ended March 31, 2010 and 2009. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2010, 74% is expected to be recognized in interest expense in the next twelve months.

In 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,414	$1,544

Total derivatives designated as hedges	$1,414	$1,544

Derivatives not designated as hedges:
Interest rate collar agreements	$—	$385,000
Interest rate swap agreements	350,000	350,000

Total derivatives not designated as hedges	$350,000	$735,000

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	March 31, 2010	December 31, 2009
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Prepaid expenses and other current assets	$13	$—

Total derivatives designated as hedges		13	—

Total asset derivatives		$13	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Accrued expenses and other current liabilities	$—	$27

Total derivatives designated as hedges		—	27

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	—	68
Interest rate swap agreements	Accrued expenses and other current liabilities	11,765	10,466
Interest rate swap agreements	Other non-current liabilities	4,094	6,222

Total derivatives not designated as hedges		15,859	16,756

Total liability derivatives		$15,859	$16,783

The gains and losses on the Company’s derivative instruments during the three months ended March 31, 2010 and 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Three Months Ended March 31,		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Three Months Ended March 31,
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(90)	$251	Other expense (income), net	$(90)	$—
Natural gas swap agreements	—	15		—	—

Total derivatives designated as hedges	$(90)	$266		$(90)	$—

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

		Amount of Gain or (Loss) Recognized in Income for the Three Months Ended March 31,
		2010	2009
		(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements	Interest expense	$(86)	$(276)
Interest rate swap agreements	Interest expense	(4,528)	(1,735)
Foreign currency exchange contracts	Other expense (income), net	—	57

Total derivatives not designated as hedges		$(4,614)	$(1,954)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

14. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. In recording the income tax provision for the three months ended March 31, 2010, the Company separately considered one-time contract termination fees paid to affiliates, bonuses paid and other costs incurred in connection with the IPO, and a foreign exchange loss related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the three months ended March 31, 2010, the valuation allowance decreased by $10.3 million, primarily as a result of changes in deferred income tax assets associated with current year utilization of net operating losses.

The Company had $18.5 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of March 31, 2010. For the three months ended March 31, 2010, the Company recorded a net increase in UTB of $0.1 million, exclusive of interest and penalties. Offsetting long-term deferred income tax assets at March 31, 2010, were $10.0 million. As of March 31, 2010, the Company had recorded additional UTB of $5.9 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $8.8 million of UTB at March 31, 2010, if recognized, would impact the Company’s effective tax rate.

15. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $13.1 million and $12.1 million for the three months ended March 31, 2010 and 2009, respectively.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof), respectively. In connection with the IPO, the Company is no longer obligated to make payments under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services. See Note 21 for further discussion of the Company’s obligations under these agreements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

16. Contingencies and Legal Proceedings

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

17. Condensed Guarantor Data

As of March 31, 2010, the Operating Company and CapCo I had outstanding $253.4 million aggregate principal amount of 8.25% Senior Notes due 2017 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. The Operating Company, the guarantor subsidiaries and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2010, and December 31, 2009, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009, for (i) Holdings on a parent only basis, with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$71,678	$1	$23,701	$—	$—	$95,380
Accounts receivable, net	—	89,081	86,598	77,020	—	—	252,699
Inventories	—	72,144	80,336	48,037	—	—	200,517
Deferred income taxes	—	—	—	3,647	—	—	3,647
Prepaid expenses and other current assets	—	5,886	27,884	15,794	—	—	49,564

Total current assets	—	238,789	194,819	168,199	—	—	601,807
Property, plant and equipment, net	—	410,080	348,965	251,676	—	—	1,010,721
Intangible assets, net	—	7,534	30,413	4,430	—	—	42,377
Goodwill	—	150,106	235,924	52,488	—	—	438,518
Net intercompany	—	1,047,995	—	—	—	(1,047,995)	—
Investment in subsidiaries	—	153,823	226,376	—	—	(380,199)	—
Other non-current assets	—	27,643	128	5,185	—	—	32,956

Total assets	$—	$2,035,970	$1,036,625	$481,978	$—	$(1,428,194)	$2,126,379

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$20,571	$705	$12,727	$—	$—	$34,003
Accounts payable	—	68,762	50,900	43,619	—	—	163,281
Accrued expenses and other current liabilities	—	98,323	45,106	45,383	—	—	188,812
Deferred revenue	—	15,948	9,514	3,865	—	—	29,327

Total current liabilities	—	203,604	106,225	105,594	—	—	415,423
Long-term debt	—	2,207,332	966	521	—	—	2,208,819
Deferred income taxes	—	436	5,284	12,036	—	—	17,756
Other non-current liabilities	—	49,376	19,397	27,475	—	—	96,248
Investment in subsidiaries	424,778	—	—	—	—	(424,778)	—
Net intercompany	187,089	—	803,363	57,543	—	(1,047,995)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(611,867)	(424,778)	101,390	278,809	—	44,579	(611,867)

Total liabilities and partners’ capital (deficit)	$—	$2,035,970	$1,036,625	$481,978	$—	$(1,428,194)	$2,126,379

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$124,262	$3	$23,543	$—	$—	$147,808
Accounts receivable, net	—	58,877	66,929	65,879	—	—	191,685
Inventories	—	72,257	76,017	46,428	—	—	194,702
Deferred income taxes	—	—	—	3,446	—	—	3,446
Prepaid expenses and other current assets	—	12,105	28,772	18,214	—	—	59,091

Total current assets	—	267,501	171,721	157,510	—	—	596,732
Property, plant and equipment, net	—	416,471	353,011	248,296	—	—	1,017,778
Intangible assets, net	—	7,298	31,198	4,516	—	—	43,012
Goodwill	—	150,106	235,924	51,028	—	—	437,058
Net intercompany	—	1,050,696	—	—	—	(1,050,696)	—
Investment in subsidiaries	—	149,868	221,054	—	—	(370,922)	—
Other non-current assets	—	28,291	142	4,073	—	—	32,506

Total assets	$—	$2,070,231	$1,013,050	$465,423	$—	$(1,421,618)	$2,127,086

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long- term debt	$—	$87,142	$728	$12,787	$—	$—	$100,657
Accounts payable	—	47,281	31,454	32,278	—	—	111,013
Accrued expenses and other current liabilities	—	97,411	41,543	47,149	—	—	186,103
Deferred revenue	—	16,558	8,877	4,810	—	—	30,245

Total current liabilities	—	248,392	82,602	97,024	—	—	428,018
Long-term debt	—	2,334,119	1,129	958	—	—	2,336,206
Deferred income taxes	—	168	5,284	12,194	—	—	17,646
Other non-current liabilities	—	55,101	18,542	26,211	—	—	99,854
Investment in subsidiaries	567,549	—	—	—	—	(567,549)	—
Net intercompany	187,089	—	809,933	53,674	—	(1,050,696)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(754,638)	(567,549)	95,560	275,362	—	196,627	(754,638)

Total liabilities and partners’ capital (deficit)	$—	$2,070,231	$1,013,050	$465,423	$—	$(1,421,618)	$2,127,086

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$264,462	$220,384	$125,358	$—	$(24,628)	$585,576
Cost of goods sold	—	216,207	185,222	106,456	—	(24,628)	483,257

Gross profit	—	48,255	35,162	18,902	—	—	102,319
Selling, general and administrative expenses	—	36,586	24,118	6,760	—	—	67,464
Asset impairment charges	—	1,454	330	454	—	—	2,238
Net loss (gain) on disposal of property, plant and equipment	—	199	47	(19)	—	—	227

Operating income	—	10,016	10,667	11,707	—	—	32,390
Interest expense, net	—	35,170	8,998	1,097	—	—	45,265
Net loss on debt extinguishment	—	2,664	—	—	—	—	2,664
Other (income) expense, net	—	(1,822)	(8)	4,692	—	—	2,862
Equity in loss (earnings) of subsidiaries	20,785	(5,424)	(2,789)	—	—	(12,572)	—

(Loss) income before income taxes	(20,785)	(20,572)	4,466	5,918	—	12,572	(18,401)
Income tax provision	—	213	157	2,014	—	—	2,384

Net (loss) income	$(20,785)	$(20,785)	$4,309	$3,904	$—	$12,572	$(20,785)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$243,952	$228,098	$107,208	$—	$(17,407)	$561,851
Cost of goods sold	—	207,690	191,750	86,242	—	(17,407)	468,275

Gross profit	—	36,262	36,348	20,966	—	—	93,576
Selling, general and administrative expenses	—	11,836	10,499	6,092	—	—	28,427
Asset impairment charges	—	853	723		—	—	1,576
Net loss on disposal of property, plant and equipment	—	632	843	20	—	—	1,495

Operating income	—	22,941	24,283	14,854	—	—	62,078
Interest expense, net	—	23,017	15,564	893	—	—	39,474
Other (income) expense, net	—	(11,888)	(2,926)	(608)	—	14,854	(568)
Equity in earnings of subsidiaries	(18,685)	(7,442)	(4,958)	—	—	31,085	—

Income (loss) before income taxes	18,685	19,254	16,603	14,569	—	(45,939)	23,172
Income tax provision	—	569	178	3,413	—	—	4,160

Income (loss) from continuing operations	18,685	18,685	16,425	11,156	—	(45,939)	19,012
Loss from discontinued operations	—	—	—	(327)	—	—	(327)

Net income (loss)	$18,685	$18,685	$16,425	$10,829	$—	$(45,939)	$18,685

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$(14,345)	$20,210	$11,503	$—	$—	$17,368

Investing activities:
Net cash paid for property, plant and equipment	—	(12,258)	(9,976)	(15,332)	—	—	(37,566)
Intercompany investing activities	—	(3,912)	(13,962)	—	—	17,874	—

Net cash (used in) provided by investing activities	—	(16,170)	(23,938)	(15,332)	—	17,874	(37,566)

Financing activities:
Proceeds from issuance of long-term debt	—	245	—	17,754	—	—	17,999
Payment of long-term debt	—	(196,084)	(186)	(17,941)	—	—	(214,211)
Intercompany financing activities	—	8,654	3,912	5,308	—	(17,874)	—
Debt issuance fees	—	(648)	—	—	—	—	(648)
Net proceeds from sale of additional units to GPC	—	166,514	—	—	—	—	166,514
Fees paid on behalf of GPC	—	(750)	—	—	—	—	(750)

Net cash (used in) provided by financing activities	—	(22,069)	3,726	5,121	—	(17,874)	(31,096)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,134)	—	—	(1,134)

(Decrease) increase in cash and cash equivalents	—	(52,584)	(2)	158	—	—	(52,428)
Cash and cash equivalents at beginning of period	—	124,262	3	23,543	—	—	147,808

Cash and cash equivalents at end of period	$—	$71,678	$1	$23,701	$—	$—	$95,380

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$63,370	$74,608	$37,380	$—	$(14,854)	$160,504

Investing activities:
Net cash paid for property, plant and equipment	—	(16,165)	(13,642)	(7,096)	—	—	(36,903)
Acquisition of/investment in a business, net of cash acquired	—	—	(1,582)	(12,928)	—	14,510	—
Intercompany investing activities	—	(18,461)	(77,774)	—	—	96,235

Net cash (used in) provided by investing activities	—	(34,626)	(92,998)	(20,024)	—	110,745	(36,903)

Financing activities:
Proceeds from issuance of long-term debt	—	2,489	—	7,021	—	—	9,510
Payment of long-term debt	—	(31,484)	(71)	(7,369)	—	—	(38,924)
Intercompany financing activities	—	74,674	18,461	3,100	—	(96,235)	—

Net cash provided by (used in) financing activities	—	45,679	18,390	2,752	—	(96,235)	(29,414)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,223)	—	344	(1,879)

Increase in cash and cash equivalents	—	74,423	—	17,885	—	—	92,308
Cash and cash equivalents at beginning of period	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of period	$—	$109,720	$1	$26,466	$—	$—	$136,187

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

18. Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009, was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net (loss) income	$(20,785)	$18,685
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	—	266
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	2,089	1,608
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of a tax provision of $9 for each of the three months ended March 31, 2010 and 2009)	343	631
Foreign currency translation adjustments (net of a tax benefit of $0 and $376 for the three months ended March 31, 2010 and 2009, respectively)	(1,687)	(23,202)

Comprehensive loss	$(20,040)	$(2,012)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

19. Segment Information

The Company is organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Segment information for the three months ended March 31, 2010 and 2009, and as of March 31, 2010, and December 31, 2009, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2010	$505,964	$58,264	$22,448	$(1,100)	$585,576
	Three months ended March 31, 2009	488,497	56,380	17,149	(175)	561,851
Operating income (loss)	Three months ended March 31, 2010	$22,727	$7,350	$2,313	$—	$32,390
	Three months ended March 31, 2009	53,871	9,983	(1,776)	—	62,078
Depreciation and	Three months ended March 31, 2010	$33,114	$4,331	$1,128	$—	$38,573
amortization	Three months ended March 31, 2009	32,836	4,456	1,127	—	38,419
Asset impairment charges	Three months ended March 31, 2010	$1,898	$322	$18	$—	$2,238
	Three months ended March 31, 2009	1,576	—	—	—	1,576
Interest expense, net	Three months ended March 31, 2010	$44,469	$332	$464	$—	$45,265
	Three months ended March 31, 2009	38,589	370	515	—	39,474
Other (income) expense, net	Three months ended March 31, 2010	$(1,343)	$1,523	$2,682 (d)	$—	$2,862
	Three months ended March 31, 2009	1,229	(174)	(1,623)	—	(568)
Income tax provision (benefit)	Three months ended March 31, 2010	$816	$1,334	$234	$—	$2,384
	Three months ended March 31, 2009	1,595	3,135	(570)	—	4,160
Identifiable assets (b) (c) (e)	As of March 31, 2010	$825,820	$129,197	$55,704	$—	$1,010,721
	As of December 31, 2009	830,897	138,053	48,828	—	1,017,778
Goodwill	As of March 31, 2010	$422,524	$15,987	$7	$—	$438,518
	As of December 31, 2009	420,765	16,286	7	—	437,058
Cash paid for property,	Three months ended March 31, 2010	$27,763	$1,788	$8,173	$—	$37,724
plant and equipment	Three months ended March 31, 2009	30,104	3,680	3,355	—	37,139

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Poland	$13.9	$12.2
Belgium	14.2	14.0
Spain	7.3	9.2
France	7.7	5.6

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	March 31, 2010	December 31, 2009
	(In millions)
Poland	$35.7	$36.6
Belgium	29.7	31.9
Spain	21.5	23.6
France	14.4	15.1

(c)	The Company’s net sales for North America include sales in Mexico which totaled $39.6 million and $30.2 million for the three months ended March 31, 2010 and 2009, respectively. Identifiable assets in Mexico totaled $64.4 million and $58.8 million as of March 31, 2010, and December 31, 2009, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars using the parallel market rate. The Company has elected to use the parallel market rate to remeasure its Venezuelan operations due to the continued restrictions on currency exchange in Venezuela at the official rates. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.7 million loss in other expense for the three months ended March 31, 2010. Net sales for Venezuela were $1.5 million for the three months ended March 31, 2010.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Food and Beverage	$361,932	$352,738
Household	106,924	101,527
Personal Care/Specialty	41,571	43,752
Automotive Lubricants	75,149	63,834

Total Net Sales	$585,576	$561,851

20. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$548	$572
Interest cost	1,591	1,491
Expected return on plan assets	(1,743)	(1,419)
Net amortization and deferral of prior service costs	394	591
Employee contributions	—	(18)

Net periodic pension cost	$790	$1,217

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7.3 million to its pension plans in 2010. As of March 31, 2010, $1.5 million of required contributions to its pension plans has been made and the Company expects to make an additional $5.8 million of contributions in the remainder of 2010.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company closed its plant located in Bristol, PA during the fourth quarter of 2009. As a result of this closing, in January 2010, the Company made an additional $0.5 million contribution to fully fund the plan.

The Company recognized $1.8 million of expense for its 401(k) plans in each of the first quarters of 2010 and 2009.

21. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $1.0 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Affiliates of both of the Graham Family and Blackstone have supplied management and advisory services to the Company since 1998. The Company has recorded $0.7 million and $1.3 million of expense for these services for the three months ended March 31, 2010 and 2009, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In connection with the IPO and in exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement represent the estimated fair value of future payments under the agreement, and are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Fifth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment, and such services would then cease.

At March 31, 2010, the Company had loans outstanding to certain former management employees of the Company for the purchase of shares of GPC, which owns, directly and indirectly, approximately 91% of the Company as of March 31, 2010. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans. The loans and related interest, totaling $1.8 million as of March 31, 2010, and December 31, 2009, are reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

The Company has provided funding to GPC to cover its expenses, primarily in connection with the IPO, resulting in a receivable from GPC of $1.6 million, which is reflected in partners capital (deficit) on the Condensed Consolidated Balance Sheet as of March 31, 2010.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Company on January 5, 2007, for its repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President on April 10, 2009, for its repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $4.6 million as of March 31, 2010, including accrued interest. This receivable is reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In connection with the IPO, on February 10, 2010, GPC entered into separate Income Tax Receivable Agreements (“ITRs”) with its pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and with GPC Holdings, L.P., an affiliate of the Graham Family. The agreements provide for the payment by GPC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further defined by the ITRs) as a result of the utilization of net operating losses attributable to periods prior to the IPO, and any increase to the tax basis of the assets of the Company related to (1) GPC’s 1998 acquisition of the Company and (2) current and future exchanges by the Graham Family of their limited partnership units for common stock of GPC pursuant to the Exchange Agreement, and of certain tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs.

GPC expects that future payments under the ITRs will aggregate to between $200.0 million to $230.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in the Company for GPC common stock depending on the timing and value of such exchanges. This range is based on GPC’s assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family exchange of 1,324,900 limited partnership units through February 18, 2010. GPC will recognize obligations based on the amount of recorded net deferred income tax assets recognized, and subject to the ITRs. Changes in the recorded net deferred income tax assets will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of March 31, 2010, the value of the ITRs obligations was $7.8 million. Payments under the ITRs are not conditioned upon these parties’ continued ownership of the Company or GPC. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on the Company’s ability to make distributions. Upon the effective date of the respective ITRs, GPC recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. Additionally, GPC recorded $1.3 million in expense related to the increase in the ITRs obligations for the period from the respective effective dates through March 31, 2010. For the three months ended March 31, 2010, no payments under the ITRs have been made.

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

23. Partners’ Capital (Deficit)

On February 10, 2010, the Company’s majority owner, GPC, completed its IPO. In connection with the IPO, the Company effected a 3,781.4427-for-one unit split and its limited partnership agreement has been amended and restated as the Sixth Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). Accordingly, any unit/share information reflects such splits. Pursuant to the Partnership Agreement, the Company’s partnership interests have been denominated as limited partnership units and general partnership units with no change in relative economic ownership percentages prior to the IPO. Additionally, general partnership interests of the Graham Family have been converted into limited partnership interests on an equivalent basis.

On February 17, 2010, and in connection with the IPO, GPC purchased 16,666,667 newly-issued, unregistered limited partnership units of the Company for net proceeds of $166.5 million. On February 17, 2010, $114.2 million of these net proceeds was used to pay a portion of the Term Loan B and Term Loan C. Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in the Company for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, through February 18, 2010, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights to exchange 1,324,900 limited partnership units of the Company for 1,324,900 shares of GPC’s common stock. The Company has also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of the Company obtained on exercise of outstanding options for shares of GPC common stock.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

On March 11, 2010, the underwriters of the IPO partially exercised their option to purchase additional shares of GPC’s common stock, par value $0.01, from GPC and purchased 1,565,600 additional shares at the initial public offering price of $10.00 per share (the “Underwriters’ Allotment”). The Underwriters’ Allotment closed on March 16, 2010. GPC received net proceeds of $14.7 million (after underwriting discount and before expenses) (the “Net Proceeds”) and contributed the Net Proceeds to the Company in exchange for 1,565,600 newly-issued limited partnership units of the Company. The Company used the Net Proceeds and cash on hand to repay a portion of the Term Loans under the Credit Agreement.

As of March 31, 2010:

•

GPC owns 60,532,481 limited partnership units, representing an 87.9% limited partnership interest, and its wholly-owned subsidiary, BCP/Graham Holdings L.L.C., is the sole general partner and owns 2,023,472 general partnership units, representing a 2.9% ownership in the Company;

•	the Graham Family owns an aggregate of 6,263,121 limited partnership units, representing a 9.1% ownership in the Company; and

•	a former employee owns 35,167 limited partnership units.

The Partnership Agreement also provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or equivalent common stock of GPC for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million annually for ongoing management and advisory services.

24. Stock-based Compensation

The Company, from time to time, has granted options to purchase partnership units of Holdings, which may be exchanged for shares of GPC’s common stock, and options to purchase shares of GPC’s common stock. On February 4, 2010, GPC effected a 1,465.4874-for-one stock split and Holdings effected a 3,781.4427-for-one unit split. Accordingly, any unit/share information reflects such splits. As a result of these splits, each share of GPC’s common stock corresponds to one unit of Holdings’ partnership interest.

A summary of the changes in the unit options outstanding under the option plans for the three months ended March 31, 2010, is as follows:

	Units Under Options	Weighted Average Exercise Price/ Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	4,813,115	$8.35
Granted	—	—
Exercised	—	—
Forfeited	(75,507)	6.84

Outstanding at March 31, 2010	4,737,608	$8.38	7.0	$18.3

Vested or expected to vest	3,960,668	$8.59	6.8	$14.5
Exercisable at March 31, 2010	3,244,982	$8.64	6.6	$11.7

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In addition to the options to purchase limited partnership units of Holdings included in the above table, in conjunction with the IPO, the Company granted to certain management members of Holdings options to purchase 841,363 shares of GPC’s common stock in the first three months of 2010. As a result, the Company will incur incremental compensation expense of approximately $2.2 million over the four-year vesting period of the options. The incremental expense recorded during the three months ended March 31, 2010, was $0.1 million.

25. Subsequent Event

On April 5, 2010, the Company signed a share purchase agreement to acquire China Roots Packaging PTE Ltd., a plastic manufacturing company located in Guangzhou, China. China Roots Packaging PTE Ltd. manufactures plastic containers and closures for the food, health care and petrochemical products industries. The transaction is expected to close during the second or third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2009. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Your should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of March 31, 2010, we operated a network of 80 manufacturing facilities throughout North America, Europe and South America. We are organized and managed on a geographical basis in three operating segments: North America, Europe and South America. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

We intend to capitalize on our leadership positions in value-added custom plastic containers to increase our EBITDA (as defined herein) and cash flow in order to reduce our financial leverage and increase stockholder return.

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

As of March 31, 2010, we operated 27 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of two new plants in Brazil.

For the three months ended March 31, 2010, 70.3% of our net sales were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. No customer had sales exceeding 10.0% of total sales for the three months ended March 31, 2010. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 13.0% of total sales for the three months ended March 31, 2009. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended March 31,
	2010	2009
PET	$0.80	$0.67
HDPE	$0.83	$0.60

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

On November 12, 2009, we sold our wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. We determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations.” Our condensed consolidated statements of operations have been restated to reflect these discontinued operations. Accordingly, our discussion on results of operations below, unless otherwise indicated, is based on results from continuing operations.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2010		2009
	(Dollars in millions)
North America	$504.9	86.2%	$488.3	86.9%
Europe	58.3	10.0	56.4	10.0
South America	22.4	3.8	17.2	3.1

Total Net Sales	$585.6	100.0%	$561.9	100.0%

	Three Months Ended March 31,
	2010		2009
	(Dollars in millions)
Food and Beverage	$361.9	61.8%	$352.8	62.8%
Household	106.9	18.3	101.5	18.1
Personal Care/Specialty	41.6	7.1	43.8	7.8
Automotive Lubricants	75.2	12.8	63.8	11.3

Total Net Sales	$585.6	100.0%	$561.9	100.0%

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2010	2009
	(Dollars in millions)
Net sales	$585.6	$561.9	4.2%
Cost of goods sold	483.3	468.3	3.2

Gross profit (1)	102.3	93.6	9.3
% of net sales (2)	17.5%	16.7%
Selling, general and administrative expenses (1)	67.5	28.4	>100.0
% of net sales (2)	11.5%	5.1%
Asset impairment charges	2.2	1.6	37.5
Net loss on disposal of property, plant and equipment	0.2	1.5	(86.7)

Operating income	32.4	62.1	(47.8)
% of net sales (2)	5.5%	11.1%
Interest expense	45.4	39.7	14.4
Interest income	(0.1)	(0.2)	(50.0)
Net loss on debt extinguishment	2.7	—
Other expense (income), net	2.9	(0.6)	>(100.0)
Income tax provision	2.3	4.2	(45.2)

(Loss) income from continuing operations	(20.8)	19.0	>(100.0)
Loss from discontinued operations	—	(0.3)	(100.0)

Net (loss) income	$(20.8)	$18.7	>(100.0)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. Net sales for the three months ended March 31, 2010, increased $23.7 million, or 4.2%, from the three months ended March 31, 2009. The increase in sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.67 to $0.80 and the average market price per pound of HDPE in the U.S. increased from $0.60 to $0.83.

The favorable impact of exchange rates increased sales by $10.4 million and higher unit volume increased sales by approximately $4.8 million. The remaining $8.5 million increase was driven primarily by a mix shift to higher priced products and higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 2.6%.

On an operating segment basis, sales for the three months ended March 31, 2010, in North America increased $16.6 million, or 3.4%, from the three months ended March 31, 2009. The favorable impact of exchange rates increased sales by approximately $5.0 million and higher unit volume increased sales by approximately $4.3 million. The remaining $7.3 million increase was largely driven by a mix shift to higher priced products and higher resin costs mentioned above, partially offset by net price reductions. North American sales in the food and beverage, household and automotive lubricants product categories contributed $6.2 million, $4.0 million and $7.6 million, respectively, to the increase, while the personal care/specialty product category decreased by $1.2 million. Container units sold in North America increased in the food and beverage and household product categories by 7.0% and 5.0%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 0.6% and 1.4%, respectively.

Sales for the three months ended March 31, 2010, in Europe increased $1.9 million, or 3.4%, from the three months ended March 31, 2009. The favorable impact of exchange rates increased sales by $5.0 million and was partially offset by a reduction in unit volume of approximately $1.4 million and resin costs.

Sales for the three months ended March 31, 2010, in South America increased $5.2 million, or 30.2%, from the three months ended March 31, 2009. The increase in sales was primarily due to an increase in unit volume of approximately $1.9 million and price increases.

Gross Profit. Gross profit for the three months ended March 31, 2010, increased $8.7 million, or 9.3%, from the three months ended March 31, 2009. Gross profit for the three months ended March 31, 2010, increased in North America by $6.9 million, decreased in Europe by $2.6 million and increased in South America by $4.4 million, when compared to the three months ended March 31, 2009. An increase in unit volume contributed $2.2 million to the increase. The remaining increase of $6.5 million resulted from ongoing productivity initiatives and an overall better mix of products sold, slightly offset by net price reductions referred to above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2010, increased $39.1 million from the three months ended March 31, 2009. The increase was primarily due to a one-time fee of $35.0 million to affiliates of the Graham Family and Blackstone to terminate the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), bonuses paid in connection with the initial public offering of Graham Packaging Company Inc. (“GPC”), the Company’s majority owner, (“IPO”) of $3.5 million and other costs incurred in connection with the IPO of $0.5 million, partially offset by ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States for the three months ended March 31, 2010, and in the United States for the three months ended March 31, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $2.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2010, increased $5.7 million from the three months ended March 31, 2009. The increase was primarily due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Net Loss on Debt Extinguishment. We made principal payments against our senior secured credit facility (“Credit Agreement”) using the contributions we received from GPC in exchange for limited partnership units in connection with the IPO of $114.2 million in February 2010 and the contributions we received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO of $14.7 million in March 2010 and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010, resulting in a net loss on debt extinguishment of $2.7 million for the three months ended March 31, 2010.

Other Expense (Income), Net. Other expense (income), net predominantly included net foreign exchange gains and losses for the three months ended March 31, 2010 and 2009. Other expense, net for the three months ended March 31, 2010, was $2.9 million, including a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, as compared to other income, net of $0.6 million for the three months ended March 31, 2009.

Income Tax Provision. Income tax provision for the three months ended March 31, 2010, decreased $1.9 million from the three months ended March 31, 2009. The decrease primarily resulted from decreased profitability in our major foreign taxpaying subsidiaries, partially offset by a prior year reduction in unrecognized tax benefits of foreign subsidiaries.

Net (Loss) Income. Primarily as a result of the factors discussed above, net loss was $20.8 million for the three months ended March 31, 2010, compared to net income of $18.7 million for the three months ended March 31, 2009.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.4 million and $1.5 million outstanding as of March 31, 2010, and December 31, 2009, respectively. Included in other expense (income), net were foreign exchange losses of $2.9 million, including a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, and foreign exchange gains of $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Net sales for our Venezuelan subsidiary were $1.5 million for the three months ended March 31, 2010.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive loss by $1.7 million and $23.2 million for the three months ended March 31, 2010 and 2009, respectively.

Derivatives

During the first quarter of 2009, we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of our interest rate collar agreements. We have therefore discontinued hedge accounting for our interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the three months ended March 31, 2010 and 2009. Of the amount recorded within accumulated other comprehensive income (loss) as of March 31, 2010, 74% is expected to be recognized in interest expense in the next twelve months.

During 2009, we entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract was renewed in the third quarter of 2009 for another six months and increased to $1.5 million. The contract was renewed again in the first quarter of 2010 for another six months. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.”

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

Liquidity and Capital Resources

In the three months ended March 31, 2010, we generated $17.4 million of cash flow from operations and $166.5 million of net proceeds from the IPO, and funded $37.6 million of investing activities and $197.6 million of other financing activities, resulting in a net use of cash of $52.4 million. The cash generated from operating activities came primarily from our net loss adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital, excluding cash and current portion of long-term debt, came primarily from an increase in accounts receivable, due primarily to higher resin costs, higher sales and accelerated collections from certain large customers at the end of 2009, partially offset by an increase in accounts payable, due primarily to higher resin costs.

Cash paid for property, plant and equipment for the three months ended March 31, 2010, was $37.7 million. Our largest capital spending in the first three months of 2010 included the installation of a new bottle line for a large beverage customer at a new on-site facility in Mexico, additional machinery and equipment at a new on-site facility for a large household customer in Missouri, and increasing production capacity through plant infrastructure improvements and machine upgrades in South America to better service a large automotive customer.

Cash used in financing activities included the paydown of the Term Loans (as defined herein) using the net proceeds from the sale of additional units to GPC of $166.5 million. In addition, $62.5 million was repaid on the Term Loans as an excess cash flow payment required by the Credit Agreement and $4.2 million was repaid on the Term Loans for regular amortization.

Our Credit Agreement consists of a senior secured term loan of $564.6 million due October 7, 2011 (“Term Loan B”), and a senior secured term loan of $1,024.4 million ($1,040.8 million aggregate outstanding principal amount less $16.4 million unamortized discount) due April 5, 2014 (“Term Loan C” and, together with the Term Loan B, the “Term Loans”), to the Operating Company as of March 31, 2010, and a $260.0 million senior secured revolving credit facility (the “Revolver”). Availability under the Revolver as of March 31, 2010, was $249.8 million (as reduced by $10.2 million of outstanding letters of credit). The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $12.3 million in the remainder of 2010, $570.7 million in 2011, $10.5 million in 2012, $10.5 million in 2013 and $1,001.4 million in 2014 (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $12.3 million in the remainder of 2010 exclude the paydowns of debt in the first quarter of 2010 of $114.2 million with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the lenders under our Term Loans agreed to extend the final maturity of $1,200.0 million of the Term Loans, conditioned on the refinancing in full of our senior notes due 2012. As a result of such refinancing in November 2009, $564.6 million of the Term Loans will mature on October 7, 2011, and the remaining $1,040.8 million will mature on April 5, 2014.

On May 28, 2009, certain of our Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment, conditioned on the refinancing in full of our senior notes due 2012. As a result of such refinancing in November 2009, $135.2 million of commitments under the Revolver will expire on October 7, 2010, and the remainder of the commitments will expire on October 1, 2013. In conjunction with the extension of these revolving commitments, we also voluntarily reduced the amount of total revolving commitments available to us under the Credit Agreement from $250.0 million to $248.0 million. Subsequent to the IPO, we received a $12.0 million increase to our revolving commitments.

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of March 31, 2010, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2010 from cash flow from operations. It is our intention to refinance in 2010, or 2011, the Term Loan B maturing in 2011. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of March 31, 2010, we had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), and January 1, 2017 (Senior Notes). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes is payable semi-annually at 8.25% per annum. In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, under which we agreed to register with the Securities and Exchange Commission (“SEC”) notes having substantially identical terms as part of an offer to exchange freely tradable exchange notes for the Senior Notes. In addition, we agreed to use our reasonable best efforts to cause each exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, before November 24, 2010. If we fail to meet this target (a “registration default”), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year. If the registration default is corrected, the applicable interest rate on the Senior Notes will revert to the original level.

As of March 31, 2010, our total indebtedness was $2,242.8 million, net of $19.6 million unamortized discount, and our indebtedness net of cash was $2,147.4 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) is applied on an annual basis to pay down the Term Loans. As of March 31, 2010, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

We define covenant compliance EBITDA as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of (loss) income from continuing operations to covenant compliance EBITDA is as follows:

Reconciliation of (loss) income from continuing operations to EBITDA

	Three Months Ended March 31,		Four Quarters Ended
			March 31, 2010	December 31, 2009
	2010	2009
	(In millions)
(Loss) income from continuing operations	$(20.8)	$19.0	$(9.5)	$30.2
Interest income	(0.1)	(0.2)	(1.0)	(1.1)
Interest expense	45.4	39.7	182.5	176.9
Income tax provision	2.3	4.2	19.6	21.4
Depreciation and amortization	38.6	38.4	158.8	158.6

EBITDA	$65.4	$101.1	$350.4	$386.0

Reconciliation of EBITDA to covenant compliance EBITDA

	Three Months Ended March 31,		Four Quarters Ended
			March 31, 2010	December 31, 2009
	2010	2009
	(In millions)
EBITDA	$65.4	$101.1	$350.4	$386.0
Asset impairment charges	2.2	1.6	42.5	41.8
Other non-cash charges (a)	0.6	1.7	6.2	7.3
Fees related to monitoring agreements (b)	0.7	1.2	4.4	5.0
Net loss on debt extinguishment	2.7	—	11.4	8.7
Contract termination fee and IPO-related expenses (c)	39.0	—	39.2	0.2
Venezuelan hyper-inflationary accounting	2.7	—	2.7	—
Reorganization and other costs (d)	2.3	2.0	14.5	14.2
Project startup costs (e)	2.3	3.5	10.8	12.1

Covenant compliance EBITDA	$117.9	$111.1	$482.1	$475.3

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement.
(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to plant closures, employee severance and other costs defined in the Credit Agreement.
(e)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended March 31, 2010, the Operating Company’s covenant compliance EBITDA was $482.1 million and the senior secured debt to covenant compliance EBITDA ratio was 3.2x. Given the level of senior secured debt as of March 31, 2010, the Operating Company’s covenant compliance EBITDA could have fallen by $202.3 million to $279.8 million for the four quarters ended March 31, 2010, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.7x for the four quarters ended March 31, 2010.

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

Contractual Obligations and Commitments

The following table sets forth, as of March 31, 2010, our significant contractual obligations and commitments which have experienced significant changes since December 31, 2009. This table reflects changes directly related to the paydowns of debt of $114.2 million in February 2010 with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million in March 2010 with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

	Payments Due by Period
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
	(In thousands)
Long-term debt, excluding capital leases (a)	$2,246,933	$23,851	$582,828	$1,386,876	$253,378
Interest payments (b)	626,203	117,855	273,134	193,407	41,807

(a)	Amounts exclude the unamortized discounts related to the Credit Agreement and the Senior Notes of $19.6 million as of March 31, 2010.
(b)	Interest payments are calculated based upon our actual interest rates as of March 31, 2010.

In connection with the IPO, GPC entered into Income Tax Receivable Agreements (“ITRs”) which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination by GPC or a change of control) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the exchange agreement, and (iii) other tax benefits related to GPC entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of March 31, 2010, the value of the ITRs obligations was $7.8 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on our ability to make future distributions. For the three months ended March 31, 2010, no payments under these ITRs have been made.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At March 31, 2010, and December 31, 2009, we had sold $19.9 million and $15.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under ASC 860, “Transfers and Servicing” (formerly Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS 140”). This guidance enhances the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, the effects a transfer will have on its financial performance and cash flows and any transferor’s continuing involvement in transferred financial assets. We adopted this guidance effective January 1, 2010, and the adoption had no impact on our financial statements.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on our financial statements, or do not apply to our operations.

Subsequent Event

On April 5, 2010, we signed a share purchase agreement to acquire China Roots Packaging PTE Ltd., a plastic manufacturing company located in Guangzhou, China. China Roots Packaging PTE Ltd. manufactures plastic containers and closures for the food, health care and petrochemical products industries. The transaction is expected to close during the second or third quarter of 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K of Holdings for the fiscal year ended December 31, 2009. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2009.

Interest Rate Risk

The following table sets forth our long- and short-term debt commitments outstanding as of March 31, 2010. For variable-rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of March 31, 2010. For fixed-rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. This table has been updated to reflect changes directly related to the paydowns of debt of $114.2 million in February 2010 with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million in March 2010 with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) at March 31, 2010								Fair Value at March 31, 2010
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable-rate borrowings, including short-term amounts	$20,169	$572,022	$10,513	$10,513	$1,001,357	$—	$1,614,574	(a)	$1,622,158
Average interest rate	7.82%	2.61%	6.75%	6.75%	6.75%	—	5.30%
Fixed-rate borrowings	$12,552	$6,291	$615	$9	$375,000	$253,378	$647,845	(b)	$663,807
Average interest rate	9.49%	7.71%	6.12%	3.99%	9.88%	8.25%	9.21%
Total interest rate sensitive liabilities	$32,721	$578,313	$11,128	$10,522	$1,376,357	$253,378	$2,262,419		$2,285,965

(a)	Excludes $16.4 million of unamortized discount.
(b)	Excludes $3.2 million of unamortized discount.

Based on the outstanding amount of our variable-rate indebtedness at March 31, 2010, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $5.7 million, excluding the impact of our interest rate swap agreements at March 31, 2010.

Derivatives

The following table presents information for our interest rate collar agreements, interest rate swap agreements and foreign currency exchange contract. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	March 31, 2010	December 31, 2009
	(In thousands)
Interest rate collar agreements:
Notional amount	$—	$385,000
Fair value – liability	—	(68)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(15,859)	(16,688)
Foreign currency exchange contract:
Notional amount	1,414	1,544
Fair value – asset (liability)	13	(27)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors in Holdings’ Annual Report on Form 10-K have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Current Report on Form 8-K filed by us on February 18, 2010, on February 17, 2010, and in connection with GPC’s initial public offering, we issued 16,666,667 limited partnership units to GPC for an aggregate amount of $114.2 million. In addition, on March 16, 2010, in connection with the partial exercise of the over-allotment option by the underwriters of GPC’s initial public offering, we issued 1,565,600 limited partnership units to GPC for an aggregate amount of $14.7 million. The proceeds from both sales were used to repay a portion of Term Loan B and Term Loan C under the Credit Agreement, dated as of October 7, 2004, among us, the Operating Company, GPC Capital Corp. I, the lenders from time to time party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent, as amended, modified and/or supplemented to. No underwriters were involved in the foregoing sales of securities. The sales were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

On February 17 and 18, 2010, Graham Packaging Corporation (“GP Corporation”) and GPC Holdings, L.P. (“GPCL,” and, together with GP Corporation, the “Graham Family Partners”) exercised their right under the Exchange Agreement, dated February 10, 2010, by and among us, GPC and the Graham Family Partners, to exchange on a one-for-one basis, our limited partnership units for shares of GPC’s common stock, par value $0.01 per share. On February 17, 2010, GP Corporation and GPCL exchanged 662,758 and 570,000 of our limited partnership units, respectively, for the same number of shares of GPC’s common stock. In addition, on February 18, 2010, GPCL exchanged 92,142 of our limited partnership units for the same number of shares of GPC’s common stock. We issued an aggregate of 1,324,900 limited partnership units to GPC in consideration for the corresponding number of limited partnership units surrendered and extinguished as a result of such exchanges. No underwriters were involved in the foregoing exchanges. The exchanges were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.46 to Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. (the “Registration Statement”) on January 22, 2010 (File No. 333-163956)).

10.2	Form of 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.42 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.3	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.43 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.4	Form of IPO Transaction Bonus Agreement (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.5	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.45 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.6	Graham Packaging Company Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.48 to Amendment No. 2 to the Registration Statement filed on January 22, 2010 (File No. 333-163956)).

10.7	Severance Letter with David Nachbar, dated February 9, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 16, 2010 (File No. 333-53603-03)).

10.8	Exchange Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.9	Registration Rights Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation, GPC Holdings, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and certain holders of the Company’s common stock, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.10	Termination Agreement by and among Graham Packaging Holdings Company, Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.11	Termination Agreement by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, GPC Capital Corp. II and MidOcean Capital Investors, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.12	Stockholders’ Agreement by and among Graham Packaging Company Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.13	Form of Management Stockholders’ Agreement Termination Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.14	Income Tax Receivable Agreement between Graham Packaging Company Inc. and Blackstone Capital Partners III Merchant Banking Fund L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.15	Income Tax Receivable Agreement between Graham Packaging Company Inc. and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.16	Amended and Restated Employment Agreement between Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Mark S. Burgess, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.17	Graham Packaging Holdings Company and Graham Packaging Company, L.P. Transaction Bonus and Release Agreement with Warren D. Knowlton, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.18	Form of Director Fee Agreement (incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.19	Form of Graham Packaging Holdings Company Management Option Unit Exchange Agreement (incorporated herein by reference to Exhibit 10.41 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.20	Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.21	Class A Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.22	Long Term Incentive Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.23	Form of Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.24	Amendment to Employment Agreement, dated as of February 11, 2010, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 1, 2010 (File No. 333-53603-03)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2010

GRAHAM PACKAGING HOLDINGS COMPANY (Registrant)

By:	/s/ DAVID W. BULLOCK
David W. Bullock
Chief Financial Officer

By:	/s/ WILLIAM E. HENNESSEY
William E. Hennessey
Vice President, Corporate Controller and Treasury

EXHIBIT LIST

Exhibit Number	Description of Exhibit

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Form of Amended and Restated Option Agreement (incorporated herein by reference to Exhibit 10.46 to Amendment No. 2 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. (the “Registration Statement”) on January 22, 2010 (File No. 333-163956)).

10.2	Form of 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.42 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.3	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.43 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.4	Form of IPO Transaction Bonus Agreement (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.5	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.45 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.6	Graham Packaging Company Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.48 to Amendment No. 2 to the Registration Statement filed on January 22, 2010 (File No. 333-163956)).

10.7	Severance Letter with David Nachbar, dated February 9, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 16, 2010 (File No. 333-53603-03)).

10.8	Exchange Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.9	Registration Rights Agreement by and among Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Corporation, GPC Holdings, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and certain holders of the Company’s common stock, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.10	Termination Agreement by and among Graham Packaging Holdings Company, Graham Packaging Company, L.P., Blackstone Management Partners III L.L.C. and Graham Alternative Investment Partners I, dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.11	Termination Agreement by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, GPC Capital Corp. II and MidOcean Capital Investors, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.12	Stockholders’ Agreement by and among Graham Packaging Company Inc., Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.13	Form of Management Stockholders’ Agreement Termination Agreement (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.14	Income Tax Receivable Agreement between Graham Packaging Company Inc. and Blackstone Capital Partners III Merchant Banking Fund L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.15	Income Tax Receivable Agreement between Graham Packaging Company Inc. and GPC Holdings, L.P., dated as of February 10, 2010 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.16	Amended and Restated Employment Agreement between Graham Packaging Company Inc., Graham Packaging Holdings Company, Graham Packaging Company, L.P. and Mark S. Burgess, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on February 17, 2010 (File No. 001-34621)).

10.17	Graham Packaging Holdings Company and Graham Packaging Company, L.P. Transaction Bonus and Release Agreement with Warren D. Knowlton, dated January 20, 2010 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on February 18, 2010 (File No. 333-53603-03)).

10.18	Form of Director Fee Agreement (incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.19	Form of Graham Packaging Holdings Company Management Option Unit Exchange Agreement (incorporated herein by reference to Exhibit 10.41 to Amendment No. 1 to the Registration Statement filed on January 15, 2010 (File No. 333-163956)).

10.20	Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.21	Class A Executive Severance Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.22	Long Term Incentive Plan, effective as of February 10, 2010 (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.23	Form of Long Term Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Graham Packaging Company Inc. on March 5, 2010 (File No. 001-34621)).

10.24	Amendment to Employment Agreement, dated as of February 11, 2010, between Graham Packaging Holdings Company, Graham Packaging Company, L.P. and David Bullock (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 1, 2010 (File No. 333-53603-03)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.