Form 10-Q
period 2010-09-30
GRAHAM PACKAGING HOLDINGS CO
filed 2010-11-09
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009 (Adjusted for push-down accounting)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$169,955	$147,808
Accounts receivable, net	276,146	191,685
Inventories	231,183	194,702
Deferred income taxes	4,402	3,446
Prepaid expenses and other current assets	48,022	59,091

Total current assets	729,708	596,732
Property, plant and equipment, net	1,217,770	1,017,778
Intangible assets, net	201,163	43,012
Goodwill	641,030	437,058
Other non-current assets	50,597	32,506

Total assets	$2,840,268	$2,127,086

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$46,282	$100,657
Accounts payable	175,292	111,013
Accrued expenses and other current liabilities	220,436	186,103
Deferred revenue	27,273	30,245

Total current liabilities	469,283	428,018
Long-term debt	2,813,643	2,336,206
Deferred income taxes	27,020	17,646
Other non-current liabilities	83,334	99,854
Commitments and contingent liabilities (see Notes 16 and 17)
Partners’ capital (deficit):
General partners	(27,150)	(36,603)
Limited partners	(514,762)	(691,776)
Notes and interest receivable for ownership interests	(1,444)	(1,795)
Accumulated other comprehensive income (loss)	(9,656)	(24,464)

Total partners’ capital (deficit)	(553,012)	(754,638)

Total liabilities and partners’ capital (deficit)	$2,840,268	$2,127,086

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (Adjusted for push-down accounting)	2010	2009 (Adjusted for push-down accounting)
	(In thousands)
Net sales	$630,439	$588,803	$1,868,847	$1,736,368
Cost of goods sold	518,396	477,005	1,533,888	1,418,300

Gross profit	112,043	111,798	334,959	318,068
Selling, general and administrative expenses	44,128	32,005	139,523	89,410
Asset impairment charges	925	6,136	3,716	14,171
Net loss on disposal of property, plant and equipment	1,078	2,110	2,132	4,408

Operating income	65,912	71,547	189,588	210,079
Interest expense	43,729	50,138	131,005	127,019
Interest income	(181)	(360)	(479)	(832)
Net loss (gain) on debt extinguishment	28,468	—	31,132	(756)
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	6,988	—	6,988	—
Other (income) expense, net	(644)	(520)	2,567	(2,065)

(Loss) income before income taxes	(12,448)	22,289	18,375	86,713
Income tax (benefit) provision	(10,065)	7,430	(4,967)	16,497

(Loss) income from continuing operations	(2,383)	14,859	23,342	70,216
Loss from discontinued operations	—	(2,117)	—	(3,924)

Net (loss) income	$(2,383)	$12,742	$23,342	$66,292

Net (loss) income allocated to general partners	$(72)	$637	$792	$3,315
Net (loss) income allocated to limited partners	$(2,311)	$12,105	$22,550	$62,977

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009 (Adjusted for push-down accounting)
	(In thousands)
Operating activities:
Net income	$23,342	$66,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,913	118,790
Amortization of debt issuance fees	4,771	6,392
Accretion of senior unsecured notes	356	—
Net loss (gain) on debt extinguishment	31,132	(756)
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	6,988	—
Net loss on disposal of property, plant and equipment	2,132	4,408
Pension expense	2,366	3,845
Asset impairment charges	3,716	18,308
Unrealized loss on termination of cash flow hedge accounting	242	4,896
Stock compensation expense	937	658
Equity income from unconsolidated subsidiaries	(46)	—
Deferred tax (benefit) provision	(15,979)	1,538
Foreign currency transaction gain	(59)	(143)
Interest receivable on loans to owners	(269)	(94)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(45,231)	12,967
Inventories	1,891	32,730
Prepaid expenses and other current assets	9,089	17,835
Other non-current assets	(5,391)	(4,527)
Accounts payable and accrued expenses	58,266	40,162
Pension contributions	(6,099)	(15,288)
Other non-current liabilities	(6,128)	233

Net cash provided by operating activities	183,939	308,246

Investing activities:
Cash paid for property, plant and equipment	(111,226)	(104,497)
Proceeds from sale of property, plant and equipment	544	879
Acquisitions of/investments in businesses, net of cash acquired	(578,900)	(1,385)
Increase in restricted cash	(7,300)	—

Net cash used in investing activities	(696,882)	(105,003)

Financing activities:
Proceeds from issuance of long-term debt	667,584	38,983
Payment of long-term debt	(264,690)	(76,984)
Debt issuance fees	(33,457)	(14,977)
Net proceeds from sale of additional units to GPC (as defined herein)	165,386	—
Fees paid on behalf of GPC	(1,225)	—
Repayment of notes and interest for ownership interests	432	—
Proceeds from issuance of ownership interests	1,355	—
Purchase of ownership interests	—	(89)

Net cash provided by (used in) financing activities	535,385	(53,067)

Effect of exchange rate changes on cash and cash equivalents	(295)	2,768

Increase in cash and cash equivalents	22,147	152,944
Cash and cash equivalents at beginning of period	147,808	43,879

Cash and cash equivalents at end of period	$169,955	$196,823

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$104,701	$111,411
Cash paid for income taxes (net of refunds)	15,464	12,080
Non-cash investing and financing activities:
Capital leases	—	1,551
Accruals for purchases of property, plant and equipment	9,323	15,388
Accruals related to acquisitions	1,256	—
Accruals for debt issuance fees	1,618	153

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2009, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

Accordingly, items resulting from the accounting for GPC’s purchase of Holdings, such as property, plant and equipment, goodwill and related partners’ capital (deficit), have been retrospectively reflected in the financial statements and accompanying notes to the financial statements of Holdings for the prior periods presented. The accounts affected and related amounts are as follows:

December 31, 2009
Increase to:	(In thousands)
Property, plant and equipment, net	$1,362
Goodwill	$141,285
Partners’ capital (deficit)	$142,647

In addition, depreciation expense was increased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively.

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

On November 12, 2009, the Company sold its wholly-owned subsidiary Graham Emballages Plastiques S.A.S., located in Meaux, France, to an independent third party. The Company determined that the results of operations for this location, which had previously been reported in the Europe segment, would be reported as discontinued operations, in accordance with the guidance under ASC 205-20, “Discontinued Operations.” The following table summarizes the operating results for this location for the periods presented:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In thousands)
Net sales	$5,988	$14,379
Cost of goods sold	3,950	14,126
Selling, general and administrative expenses	13	4
Asset impairment charges	4,138	4,138
Interest expense	4	35

Loss from discontinued operations	$(2,117)	$(3,924)

3.	Acquisitions

Purchase of Liquid Entities

On September 23, 2010, the Company acquired the Liquid Entities (as defined below) from each of the limited partners (the “Liquid Limited Partners”) of Liquid Container L.P. (currently known as “Graham Packaging LC, L.P.”) (“Liquid L.P.”) and each of the stockholders (the “Stockholders”) of (i) Liquid Container Inc. (“Liquid”), a Delaware corporation, (ii) CPG-L Holdings, Inc. (“CPG”), a Delaware corporation, and (iii) WCK-L Holdings, Inc. (“WCK” and, together with Liquid and CPG, the “Liquid General Partners”), a Delaware corporation. Liquid L.P.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

and the Liquid General Partners are collectively referred to as the “Liquid Entities.” The Company purchased all the shares from the Stockholders and all of the limited partnership units from the Liquid Limited Partners (collectively, the “Liquid Acquisition”) for approximately $564.3 million, subject to a potential working capital adjustment.

Under the acquisition method of accounting, the results of the acquired operation are included in the financial statements of the Company beginning on September 23, 2010. The Liquid Entities, which employ approximately 1,000 employees, have operations in 14 plants located across the United States. Annual net sales totaled $356 million for 2009.

The Liquid Entities are a custom blow molded plastic container manufacturer based in West Chicago, Illinois, that primarily services food and household product categories. In the food product category, the Liquid Entities produce packaging for peanut butter, mayonnaise, coffee, cooking oil, nuts, instant drink mixes and other food items. The household product category consists of containers for bleach, laundry detergent, spray cleaners, automotive cleaning products, drain cleaners and other consumer-based household products. The Liquid Entities utilize high density polyethylene, polyethylene terephthalate and polypropylene resins to manufacture their containers.

The Liquid Acquisition represents a strategically important acquisition for the Company as it expands the Company’s customer reach within its existing food and consumer products end markets while providing it with additional technological capabilities and an expansion of its geographical reach. The Liquid Acquisition will significantly increase the size and scope of the Company’s operations, particularly in the food product category, and provide the Company with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement the Company’s technologies, and which management believes can help drive new conversions. The Liquid Entities have a similar financial profile to that of the Company, as they use technology to serve their customer base with innovative and cost effective packaging solutions. Management believes the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, management believes it can eliminate overlapping corporate functions and expenses.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities, including a final valuation of property, plant and equipment, intangible assets and the impact on taxes of any adjustments to such valuations, all necessary to account for the acquisition in accordance with ASC 805, “Business Combinations.” For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair values. The initial allocated fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

September 23, 2010
Cash	$1,184
Accounts receivable	36,858
Inventories	35,029
Prepaid expenses and other current assets	1,247

Total current assets	74,318
Property, plant and equipment	193,186
Intangible assets	156,500
Goodwill	201,437

Total	625,441
Less liabilities assumed	61,140

Net cost of acquisition	$564,301

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.3 million, customer relationships of $89.9 million, trade names of $5.3 million and non-compete agreement of $3.0 million. These intangible assets will be amortized on a straight-line basis over estimated remaining lives of ten years, 14 years, three years and two years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future values of these intangible assets. Goodwill of $230.8 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change, and such changes could be material.

The purchase agreement related to the Liquid Entities contains a stated purchase price of $568.0 million, plus cash on hand, minus certain indebtedness and subject to a potential working capital adjustment, resulting in a payment by the Company of $564.3 million on September 23, 2010. Included in this amount was a payment of $208.2 million to satisfy existing indebtedness of the Liquid Entities, including accrued interest, then outstanding. As of September 30, 2010, additional indebtedness of approximately $7.1 million remains outstanding and will be repaid in the fourth quarter of 2010. The Company and the sellers are in the process of finalizing the working capital adjustment and this adjustment could be material.

During the nine months ended September 30, 2010, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $7.8 million. All such costs are included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the nine months ended September 30, 2010. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $12.4 million through September 30, 2010, and are reflected in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2010.

The results of operations for the nine months ended September 30, 2010, include the results for the Liquid Entities since the acquisition date. Net sales and operating income of the Liquid Entities included in the Company’s consolidated results of operations totaled $7.7 million and $(0.0) million, respectively, for each of the three and nine months ended September 30, 2010, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net sales	$730	$681	$2,159	$2,004
Net (loss) income	(12)	11	17	76

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of each period presented, or of future results of operations of the entities.

On July 1, 2010, the Company acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $15 million, subject to certain adjustments. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers. In 2009, China Roots’ net sales were approximately $16.3 million.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

4.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $2.0 million and $2.4 million at September 30, 2010, and December 31, 2009, respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

5.	Concentration of Credit Risk

For the nine months ended September 30, 2010 and 2009, 71.8% and 69.7% of the Company’s net sales, respectively, were generated by its top twenty customers. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 10.4% and 11.3% of total sales for the nine months ended September 30, 2010 and 2009, respectively. All of these sales were made in North America.

The Company had $147.6 million and $113.7 million of accounts receivable from its top twenty customers as of September 30, 2010, and December 31, 2009, respectively. The Company had $26.9 million and $17.5 million of accounts receivable from PepsiCo, Inc. as of September 30, 2010, and December 31, 2009, respectively.

6.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$153,615	$130,989
Raw materials	77,568	63,713

Total	$231,183	$194,702

7.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	September 30, 2010	December 31, 2009
	(in years)	(In thousands)
Land		$45,388	$39,063
Buildings and improvements	7-31.5	277,487	236,446
Machinery and equipment (1)	2-15	1,466,627	1,303,241
Molds and tooling	3-5	306,932	282,243
Furniture and fixtures	7	7,005	5,359
Computer hardware and software	3-7	42,273	40,930
Construction in progress		80,362	66,870

Property, plant and equipment		2,226,074	1,974,152
Less: accumulated depreciation and amortization		1,008,304	956,374

Property, plant and equipment, net		$1,217,770	$1,017,778

(1)	Includes longer-lived machinery and equipment of approximately $1,402.0 million and $1,230.5 million as of September 30, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $64.6 million and $72.7 million as of September 30, 2010, and December 31, 2009, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended September 30, 2010 and 2009, was $38.2 million and $37.5 million, respectively, and for the nine months ended September 30, 2010 and 2009, was $112.0 million and $112.8 million, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the nine months ended September 30, 2010 and 2009, was $3.2 million and $2.5 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2010, and December 31, 2009.

8.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of September 30, 2010, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$86,374	$(10,418)	$75,956	10 years
Customer relationships	125,174	(8,761)	116,413	14 years
Trade names	5,300	—	5,300	3 years
Non-compete agreements	3,511	(17)	3,494	2 years

Total	$220,359	$(19,196)	$201,163

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

Amortization expense for each of the three months ended September 30, 2010 and 2009, was $1.3 million, and for the nine months ended September 30, 2010 and 2009, was $3.7 million and $3.8 million, respectively. Remaining estimated aggregate amortization expense for 2010 is $5.2 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2011	$20,900
2012	20,500
2013	18,800
2014	17,100
2015	16,800

9.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
	(In thousands)
Balance at January 1, 2010	$420,765	$16,286	$7	$—	$437,058
Goodwill acquired during the period (see Note 3)	201,437	—	—	1,395	202,832
Foreign currency translation adjustments	1,545	(428)	—	23	1,140

Balance at September 30, 2010	$623,747	$15,858	$7	$1,418	$641,030

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

10.	Asset Impairment Charges

The Company identified an indicator of possible impairment of certain assets in Argentina, Brazil, France, Mexico, the United Kingdom and the United States for the nine months ended September 30, 2010, and in Argentina, Brazil, Mexico, Poland and the United States for the nine months ended September 30, 2009. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded in continuing operations of $0.9 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, and $6.1 million and $14.2 million for the three and nine months ended September 30, 2009, respectively.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Accrued employee compensation and benefits	$72,426	$64,536
Accrued interest	41,329	20,395
Accrued sales allowance	24,534	22,917
Other	82,147	78,255

	$220,436	$186,103

12.	Debt Arrangements

Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Term loans (net of $9.7 million and $19.9 million unamortized net discount as of September 30, 2010, and December 31, 2009, respectively)	$1,938,772	$1,781,108
Revolver	—	—
Foreign and other revolving credit facilities	6,126	3,381
Senior notes due 2017 (net of $3.0 million and $3.3 million unamortized discount as of September 30, 2010, and December 31, 2009, respectively)	250,402	250,047
Senior notes due 2018	250,000	—
Senior subordinated notes	375,000	375,000
Capital leases	12,468	17,039
Other	27,157	10,288

	2,859,925	2,436,863
Less amounts classified as current (net of $3.8 million and $5.8 million unamortized net discount as of September 30, 2010, and December 31, 2009, respectively)	46,282	100,657

Total	$2,813,643	$2,336,206

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

On September 23, 2010, the Company entered into the Sixth Amendment to the Credit Agreement (the “Amendment”), amending the Company’s credit agreement dated as of October 7, 2004. Pursuant to the Amendment, and in connection with the acquisition of the Liquid Entities, the Company entered into a new senior secured term loan facility in an aggregate principal amount of $913.0 million (“Term Loan D”) and extinguished the amount outstanding under the existing senior secured term loan due October 7, 2011 (“Term Loan B”) in the amount of $563.7 million, including accrued interest. The remaining proceeds were used to finance the Liquid Acquisition and pay related costs and expenses. The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date.

After giving effect to the Amendment, as of September 30, 2010, the credit agreement, as amended, consisted of a senior secured term loan of $1,021.2 million ($1,035.5 million aggregate outstanding principal amount less $14.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and Term Loan D in the amount of $917.6 million ($913.0 million aggregate outstanding principal amount plus $4.6 million unamortized premium) (collectively, the “Term Loans”), to the Operating Company and a $260.0 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) with availability of $246.7 million (as reduced by $13.3 million of outstanding letters of credit.) The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $4.9 million in the remainder of 2010, $19.6 million in 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014 and $874.2 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $4.9 million in the remainder of 2010 exclude the paydowns of debt in the first three quarters of 2010 of $114.2 million with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and from an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of the Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment (“Extending Revolver”), conditioned on the refinancing in full of the senior notes due 2012, which occurred in November 2009. In conjunction with the extension of these revolving commitments, the Company also voluntarily reduced the amount of total revolving commitments available to it under the Credit Agreement from $250.0 million to $248.0 million. Subsequent to the IPO, the Company received a $12.0 million increase to its Extending Revolver. As of September 30, 2010, the Company had $124.8 million of commitments that will expire on October 1, 2013, and $135.2 million of commitments that expired on October 7, 2010 (“Non-Extending Revolver”).

Interest under the Term Loan B and the Non-Extending Revolver was payable at (a) the “Alternate Base Rate” (“ABR”) (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.00% to 1.75%; or (b) the “Eurodollar Rate” (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.00% to 2.75%. Interest under the Term Loan C, Term Loan D and the Extending Revolver is payable at (a) the “Adjusted Alternate Base Rate” (the higher of (x) the Prime Rate plus a margin of 3.25%; (y) the Federal Funds Rate plus a margin of 3.75%; or (z) the one-month Eurodollar Rate, subject to a floor of 2.50% for the Term Loan C and Extending Revolver and 1.75% for the Term Loan D, plus a margin of 4.25%); or (b) the Eurodollar Rate, subject to a floor of 2.50% for the Term Loan C and Extending Revolver and 1.75% for the Term Loan D, plus a margin of 4.25%. A commitment fee of 0.50% was due on the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

unused portion of the Non-Extending Revolver. A commitment fee of 0.75% is due on the unused portion of the Extending Revolver.

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions by the Operating Company to Holdings. As of September 30, 2010, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As required by the guidance under ASC 470-50-40, “Modifications and Extinguishments,” the Company performed an analysis to determine whether the Amendment would be recorded as an extinguishment of debt or a modification of debt. Based on the Company’s analysis, it was determined that the Amendment qualified as a debt extinguishment under this guidance and, as a result, the Company recorded a loss of $28.5 million. The loss is comprised of the following items (in millions):

Principal amount of Term Loan D	$913.0
Fair value (see Note 13 for further discussion)	917.6

Subtotal	(4.6)
Write-off of deferred financing fees on extinguished debt	(2.4)
Issuance costs and amendment fees	(21.5)

Loss on debt extinguishment	$(28.5)

Write-off of remaining amount in accumulated other comprehensive income (loss) related to interest rate swaps	$(7.0)

In conjunction with the Amendment, the Company recorded $0.4 million in deferred financing fees, which are included in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) and are being amortized to interest expense over the term of the respective debt using the effective interest method.

On September 23, 2010, in conjunction with the Liquid Acquisition, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”). In conjunction with the issuance of the Senior Notes due 2018, the Company recorded $12.0 million in deferred financing fees, which are included in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) and are being amortized on a straight-line basis over the term of the notes. Besides these notes, as of September 30, 2010, the Company also had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017) and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

As part of the Liquid Acquisition, the Company acquired debt consisting of industrial revenue bonds in an aggregate principal amount of $7.1 million. To collateralize this debt, the Company purchased certificates of deposit in the amount of $7.3 million. This investment is considered restricted cash and is reflected in non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2010, and is reflected within investing activities on the Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2010.

13.	Fair Value Measurement

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,966.0 million (net of $9.7 million unamortized net discount) and $1,790.1 million (net of $19.9 million unamortized discount) at September 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,993.8 million and $1,809.8 million at September 30, 2010, and December 31, 2009, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $893.9 million (net of $3.0 million unamortized discount) and $646.8 million (net of $3.3 million unamortized discount) at September 30, 2010, and December 31, 2009, respectively. The fair value of this long-term debt, including the current portion, was approximately $913.8 million and $652.8 million at September 30, 2010, and December 31, 2009, respectively.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contract	$—	$5	$—
Liabilities:
Interest rate swap agreements	$—	$11,028	$—

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at September 30, 2010, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $0.9 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, for long-lived assets in Argentina, Brazil, France, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. The Company recorded impairment charges in continuing operations of $6.1 million and $14.2 million for the three and nine months ended September 30, 2009, respectively, for long-lived assets in Argentina, Brazil, Mexico, Poland and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

As previously discussed, on September 23, 2010, the Company entered into the Sixth Amendment to the Credit Agreement. In accordance with the guidance under ASC 470-50-40, “Modifications and Extinguishments,” this transaction was treated as a debt extinguishment and the new debt was initially recorded at its fair value of $917.6 million, which was based on the average trading price on the first trade date and is considered a level 2 input. The initial fair value premium of $4.6 million is being amortized as a reduction to interest expense over the term of the Term Loan D using the effective interest method.

14.	Derivative Financial Instruments

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

During 2009, the Company entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract has been renewed several times, most recently in the third quarter of 2010 for another six months for a contract value of $1.5 million. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.”

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company had therefore discontinued hedge accounting for its interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the nine months ended September 30, 2010 and 2009. As a result of the extinguishment of the Term Loan B in conjunction with the refinancing of the Credit Agreement that enabled the Company to purchase the Liquid Entities on September 23, 2010, the Company wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

In 2009, the Company entered into foreign currency exchange contracts to hedge the effects of fluctuations in exchange rates on an anticipated euro-denominated purchase of equipment. The gains or losses on the derivatives were recognized in current earnings.

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contract	$1,472	$1,544
Total derivatives designated as hedges	$1,472	$1,544

Derivatives not designated as hedges:
Interest rate collar agreements	$—	$385,000
Interest rate swap agreements	350,000	350,000

Total derivatives not designated as hedges	$350,000	$735,000

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	September 30, 2010	December 31, 2009
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Prepaid expenses and other current assets	$5	$—

Total derivatives designated as hedges		5	—

Total asset derivatives		$5	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contract	Accrued expenses and other current liabilities	$—	$27

Total derivatives designated as hedges		—	27

Derivatives not designated as hedges:
Interest rate collar agreements	Accrued expenses and other current liabilities	—	68
Interest rate swap agreements	Accrued expenses and other current liabilities	11,028	10,466
Interest rate swap agreements	Other non-current liabilities	—	6,222

Total derivatives not designated as hedges		11,028	16,756

Total liability derivatives		$11,028	$16,783

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The gains and losses on the Company’s derivative instruments during the three and nine months ended September 30, 2010, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended September 30, 2010		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended September 30, 2010
	Three Months	Nine Months		Three Months	Nine Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$71	$(39)	Other (income) expense, net	$71	$(39)

Total derivatives designated as hedges	$71	$(39)		$71	$(39)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended September 30, 2010
				Three Months	Nine Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(3,170)	(10,197)
Interest rate swap agreements			Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	(6,988)	(6,988)

Total derivatives not designated as hedges				$(10,158)	$(17,271)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

The gains and losses on the Company’s derivative instruments during the three and nine months ended September 30, 2009, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion) for the Period Ended September 30, 2009		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended September 30, 2009
	Three Months	Nine Months		Three Months	Nine Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(44)	$107	Other (income) expense, net	$(44)	$107
Natural gas swap agreements	(12)	(173)	Cost of goods sold	(94)	(367)

Total derivatives designated as hedges	$(56)	$(66)		$(138)	$(260)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

		Amount of Gain or (Loss) Recognized in Income for the Period Ended September 30, 2009
		Three Months	Nine Months
		(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements	Interest expense	$(2,079)	$(6,282)
Interest rate swap agreements	Interest expense	(4,791)	(5,860)
Foreign currency exchange contracts	Other (income) expense, net	11	95

Total derivatives not designated as hedges		$(6,859)	$(12,047)

15.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. In recording the income tax provision for the nine months ended September 30, 2010, the Company separately considered one-time contract termination fees paid to affiliates, bonuses paid and other costs incurred in connection with the IPO, acquisition costs associated with the Liquid Acquisition, and a foreign exchange loss related to the application of hyper-inflationary accounting for the Company’s Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. The Company previously established a valuation allowance with respect to certain deferred income tax assets. During the nine months ended September 30, 2010, the valuation allowance decreased by $38.5 million, primarily as a result of changes in deferred income tax assets associated with current year utilization of net operating losses and realization of additional income tax benefits as a result of the recognition of additional deferred tax liabilities related to the Liquid Acquisition. Pursuant to the requirements of ASC 740-10-30, “Establishment of a Valuation Allowance for Deferred Tax Assets,” the Company assesses the realizability of deferred tax assets based on an evaluation of positive and negative evidence of future taxable income. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the nature and amount of deferred tax liabilities, historical earnings and losses, expected taxable income and current and future tax planning strategies. It is reasonably possible that future assessments will result in a release of the valuation allowance against net deferred tax assets within certain of Holdings’ subsidiaries.

The Company had $21.0 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of September 30, 2010. For the nine months ended September 30, 2010, the Company recorded a net increase in UTB of $2.6 million, exclusive of interest and penalties. At September 30, 2010, the Company had long-term deferred income tax assets of $9.9 million which offset the UTB. As of September 30, 2010, the Company had recorded additional UTB of $5.0 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $7.2 million of UTB at September 30, 2010, if recognized, would impact the Company’s effective tax rate.

16.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $11.8 million and $36.7 million for the three and nine months ended September 30, 2010, respectively, and $12.8 million and $37.8 million for the three and nine months ended September 30, 2009, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof), respectively. The Company has terminated the Monitoring Agreement and is no longer obligated to make payments under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement. See Note 22 for further discussion of the Company’s obligations under these agreements.

17.	Contingencies and Legal Proceedings

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

On April 10, 2009, OnTech Operations, Inc. (“OnTech”) initiated an arbitration proceeding against the Company, in which OnTech alleged that the Company breached a bottle purchase agreement dated April 28, 2008, and an equipment lease dated June 1, 2008. In its statement of claims, OnTech alleged, among other things, that the Company’s failure to produce bottles as required by the bottle purchase agreement resulted in the failure of OnTech’s business. As a result, OnTech sought to recover the value of its business, which it alleged was between $80 million and $150 million. The arbitration was heard by a three arbitrator panel from August 2, 2010, to August 16, 2010. On October 5, 2010, the Company received the decision from the arbitrators awarding OnTech $8.1 million which was accrued in the third quarter of 2010. The Company is currently considering its response to the decision.

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

18.	Condensed Guarantor Data

As of September 30, 2010, the Operating Company and CapCo I had outstanding $253.4 million aggregate principal amount of 8.25% Senior Notes due 2017, $250.0 million aggregate principal amount of 8.25% Senior Notes due 2018 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. The Operating Company, the guarantor subsidiaries and CapCo I are 100%-owned subsidiaries of Holdings.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2010, and December 31, 2009, and the related condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, for (i) Holdings on a parent only basis with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,906	$702	$39,347	$—	$—	$169,955
Accounts receivable, net	—	79,738	113,707	82,701	—	—	276,146
Inventories	—	74,153	112,332	44,698	—	—	231,183
Deferred income taxes	—	—	—	4,402	—	—	4,402
Prepaid expenses and other current assets	—	7,104	24,703	16,215	—	—	48,022

Total current assets	—	290,901	251,444	187,363	—	—	729,708
Property, plant and equipment, net	—	397,421	531,740	288,609	—	—	1,217,770
Intangible assets, net	—	7,843	186,330	6,990	—	—	201,163
Goodwill	—	150,106	437,361	53,563	—	—	641,030
Net intercompany	—	1,584,521	—	—	—	(1,584,521)	—
Investment in subsidiaries	—	226,948	237,869	—	—	(464,817)	—
Other non-current assets	—	40,857	576	9,164	—	—	50,597

Total assets	$—	$2,698,597	$1,645,320	$545,689	$—	$(2,049,338)	$2,840,268

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$24,273	$660	$21,349	$—	$—	$46,282
Accounts payable	—	65,334	70,004	39,954	—	—	175,292
Accrued expenses and other current liabilities	—	119,816	47,810	52,810	—	—	220,436
Deferred revenue	—	12,360	9,317	5,596	—	—	27,273

Total current liabilities	—	221,783	127,791	119,709	—	—	469,283
Long-term debt	—	2,801,007	7,710	4,926	—	—	2,813,643
Deferred income taxes	—	436	13,215	13,369	—	—	27,020
Other non-current liabilities	—	41,294	19,253	22,787	—	—	83,334
Investment in subsidiaries	365,923	—	—	—	—	(365,923)	—
Net intercompany	187,089	—	1,319,730	77,702	—	(1,584,521)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(553,012)	(365,923)	157,621	307,196	—	(98,894)	(553,012)

Total liabilities and partners’ capital (deficit)	$—	$2,698,597	$1,645,320	$545,689	$—	$(2,049,338)	$2,840,268

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$276,027	$244,568	$135,516	$—	$(25,672)	$630,439
Cost of goods sold	—	223,457	205,319	115,292	—	(25,672)	518,396

Gross profit	—	52,570	39,249	20,224	—	—	112,043
Selling, general and administrative expenses	—	18,657	18,005	7,466	—	—	44,128
Asset impairment charges	—	314	135	476	—	—	925
Net loss (gain) on disposal of property, plant and equipment	—	716	522	(160)	—	—	1,078

Operating income	—	32,883	20,587	12,442	—	—	65,912
Interest expense, net	—	31,038	10,751	1,759	—	—	43,548
Net loss on debt extinguishment	—	28,468	—	—	—	—	28,468
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	6,988	—	—	—	—	6,988
Other (income) expense, net	—	(3,081)	(7)	2,444	—	—	(644)
Equity in loss (earnings) of subsidiaries	2,383	(28,375)	(4,153)	—	—	30,145	—

(Loss) income before income taxes	(2,383)	(2,155)	13,996	8,239	—	(30,145)	(12,448)
Income tax provision (benefit)	—	228	(15,090)	4,797	—	—	(10,065)

Net (loss) income	$(2,383)	$(2,383)	$29,086	$3,442	$—	$(30,145)	$(2,383)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$840,429	$714,975	$393,711	$—	$(80,268)	$1,868,847
Cost of goods sold	—	680,988	599,167	334,001	—	(80,268)	1,533,888

Gross profit	—	159,441	115,808	59,710	—	—	334,959
Selling, general and administrative expenses	—	63,964	54,857	20,702	—	—	139,523
Asset impairment charges	—	2,000	566	1,150	—	—	3,716
Net loss on disposal of property, plant and equipment	—	1,321	621	190	—	—	2,132

Operating income	—	92,156	59,764	37,668	—	—	189,588
Interest expense, net	—	97,442	28,717	4,367	—	—	130,526
Net loss on debt extinguishment	—	31,132	—	—	—	—	31,132
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	6,988	—	—	—	—	6,988
Other (income) expense, net	—	(6,787)	(292)	9,646	—	—	2,567
Equity in earnings of subsidiaries	(23,342)	(59,647)	(13,302)	—	—	96,291	—

Income (loss) before income taxes	23,342	23,028	44,641	23,655	—	(96,291)	18,375
Income tax (benefit) provision	—	(314)	(14,551)	9,898	—	—	(4,967)

Net income (loss)	$23,342	$23,342	$59,192	$13,757	$—	$(96,291)	$23,342

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$256,535	$220,463	$134,206	$—	$(22,401)	$588,803
Cost of goods sold	—	208,044	185,599	105,763	—	(22,401)	477,005

Gross profit	—	48,491	34,864	28,443	—	—	111,798
Selling, general and administrative expenses	—	13,075	12,066	6,864	—	—	32,005
Asset impairment charges	—	1,484	541	4,111	—	—	6,136
Net loss (gain) on disposal of property, plant and equipment	—	1,482	743	(115)	—	—	2,110

Operating income	—	32,450	21,514	17,583	—	—	71,547
Interest expense, net	—	36,649	11,808	1,321	—	—	49,778
Other expense (income), net	—	83	(9,130)	(433)	—	8,960	(520)
Equity in earnings of subsidiaries	(12,742)	(17,416)	(3,856)	—	—	34,014	—

Income (loss) before income taxes	12,742	13,134	22,692	16,695	—	(42,974)	22,289
Income tax provision (benefit)	—	392	(846)	7,884	—	—	7,430

Income (loss) from continuing operations	12,742	12,742	23,538	8,811	—	(42,974)	14,859
Loss from discontinued operations	—	—	—	(2,117)	—	—	(2,117)

Net income (loss)	$12,742	$12,742	$23,538	$6,694	$—	$(42,974)	$12,742

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$762,529	$672,494	$360,734	$—	$(59,389)	$1,736,368
Cost of goods sold	—	628,004	558,947	290,738	—	(59,389)	1,418,300

Gross profit	—	134,525	113,547	69,996	—	—	318,068
Selling, general and administrative expenses	—	36,766	33,381	19,263	—	—	89,410
Asset impairment charges	—	7,760	2,210	4,201	—	—	14,171
Net loss on disposal of property, plant and equipment	—	2,533	1,393	482	—	—	4,408

Operating income	—	87,466	76,563	46,050	—	—	210,079
Interest expense, net	—	88,590	34,331	3,266	—	—	126,187
Net gain on debt extinguishment	—	(756)	—	—	—	—	(756)
Other (income) expense, net	—	(12,954)	(15,075)	(850)	—	26,814	(2,065)
Equity in earnings of subsidiaries	(66,292)	(55,018)	(14,355)	—	—	135,665	—

Income (loss) before income taxes	66,292	67,604	71,662	43,634	—	(162,479)	86,713
Income tax provision	—	1,312	561	14,624	—	—	16,497

Income (loss) from continuing operations	66,292	66,292	71,101	29,010	—	(162,479)	70,216
Loss from discontinued operations	—	—	—	(3,924)	—	—	(3,924)

Net income (loss)	$66,292	$66,292	$71,101	$25,086	$—	$(162,479)	$66,292

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$55,434	$82,134	$46,371	$—	$—	$183,939

Investing activities:
Net cash paid for property, plant and equipment	—	(34,696)	(25,660)	(50,326)	—	—	(110,682)
Acquisitions of/investments in businesses, net of cash acquired	—	(15,427)	(564,516)	1,043	—	—	(578,900)
Intercompany investing activities	—	(534,319)	(25,011)	—	—	559,330	—
Increase in restricted cash	—	(7,300)	—	—	—	—	(7,300)

Net cash (used in) provided by investing activities	—	(591,742)	(615,187)	(49,283)	—	559,330	(696,882)

Financing activities:
Proceeds from issuance of long-term debt	—	600,118	—	67,466	—	—	667,584
Payment of long-term debt	—	(203,384)	(567)	(60,739)	—	—	(264,690)
Intercompany financing activities	—	12,727	534,319	12,284	—	(559,330)	—
Debt issuance fees	—	(33,457)	—	—	—	—	(33,457)
Net proceeds from sale of additional units to GPC	—	165,386	—	—	—	—	165,386
Fees paid on behalf of GPC	—	(1,225)	—	—	—	—	(1,225)
Repayment of notes and interest for ownership interests	—	432	—	—	—	—	432
Proceeds from issuance of ownership interests	—	1,355	—	—	—	—	1,355

Net cash provided by (used in) financing activities	—	541,952	533,752	19,011	—	(559,330)	535,385

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(295)	—	—	(295)

Increase in cash and cash equivalents	—	5,644	699	15,804	—	—	22,147
Cash and cash equivalents at beginning of period	—	124,262	3	23,543	—	—	147,808

Cash and cash equivalents at end of period	$—	$129,906	$702	$39,347	$—	$—	$169,955

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$94,058	$161,867	$80,605	$—	$(28,284)	$308,246

Investing activities:
Net cash paid for property, plant and equipment	—	(48,470)	(33,746)	(21,402)	—	—	(103,618)
Acquisition of/investment in a business	—	(1,750)	(345)	(27,117)	—	27,827	(1,385)
Intercompany investing activities	—	(34,852)	(162,376)	—	—	197,228	—

Net cash (used in) provided by investing activities	—	(85,072)	(196,467)	(48,519)	—	225,055	(105,003)

Financing activities:
Proceeds from issuance of long-term debt	—	7,397	—	31,586	—	—	38,983
Payment of long-term debt	—	(46,693)	(252)	(30,039)	—	—	(76,984)
Intercompany financing activities	—	154,927	34,852	7,449	—	(197,228)	—
Debt issuance fees	—	(14,977)	—	—	—	—	(14,977)
Purchase of ownership interests	—	(89)	—	—	—	—	(89)

Net cash provided by (used in) financing activities	—	100,565	34,600	8,996	—	(197,228)	(53,067)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,311	—	457	2,768

Increase in cash and cash equivalents	—	109,551	—	43,393	—	—	152,944
Cash and cash equivalents at beginning of period	—	35,297	1	8,581	—	—	43,879

Cash and cash equivalents at end of period	$—	$144,848	$1	$51,974	$—	$—	$196,823

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

19.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net (loss) income	$(2,383)	$12,742	$23,342	$66,292
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	—	87	—	434
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented) (1)	8,851	2,848	12,958	6,065
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of a tax provision of $9 and $28 for the three and nine months ended September 30, 2010, respectively, and a tax benefit of $230 and $210 for the three and nine months ended September 30, 2009, respectively)	287	(230)	1,146	1,071
Foreign currency translation adjustments (net of a tax benefit of $109 and $32 for the three and nine months ended September 30, 2010, respectively, and $23 and $29 for the three and nine months ended September 30, 2009, respectively)	25,242	10,291	704	15,151

Comprehensive income	$31,997	$25,738	$38,150	$89,013

(1)	Amounts for the three and nine months ended September 30, 2010, include the write-off of the remaining amount of $7.0 million as a result of the extinguishment of the Term Loan B on September 23, 2010.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

20.	Segment Information

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots. Segment information for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010, and December 31, 2009, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America		Asia	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended September 30, 2010	$542,706	$55,690	$27,773		$4,543	$(273)	$630,439
	Three months ended September 30, 2009	500,074	61,257	27,530		—	(58)	588,803
	Nine months ended September 30, 2010	1,621,996	168,481	74,634		4,543	(807)	1,868,847
	Nine months ended September 30, 2009	1,497,834	171,622	67,162		—	(250)	1,736,368

Operating income (loss)	Three months ended September 30, 2010	$62,109	$3,701	$254		$(152)	$—	$65,912
	Three months ended September 30, 2009	62,485	9,201	(139)		—	—	71,547
	Nine months ended September 30, 2010	169,162	16,744	3,834		(152)	—	189,588
	Nine months ended September 30, 2009	188,101	24,947	(2,969)		—	—	210,079

Depreciation and	Three months ended September 30, 2010	$31,552	$6,256	$2,124		$336	$—	$40,268
amortization	Three months ended September 30, 2009	34,508	3,722	1,142		—	—	39,372
	Nine months ended September 30, 2010	98,221	14,696	4,660		336	—	117,913
	Nine months ended September 30, 2009	102,020	13,163	3,275		—	—	118,458

Asset impairment charges	Three months ended September 30, 2010	$475	$228	$222		$—	$—	$925
	Three months ended September 30, 2009	3,414	1,428	1,294		—	—	6,136
	Nine months ended September 30, 2010	2,888	549	279		—	—	3,716
	Nine months ended September 30, 2009	11,449	1,428	1,294		—	—	14,171

Interest expense, net	Three months ended September 30, 2010	$42,371	$271	$860		$46	$—	$43,548
	Three months ended September 30, 2009	48,542	322	914		—	—	49,778
	Nine months ended September 30, 2010	127,494	910	2,076		46	—	130,526
	Nine months ended September 30, 2009	123,119	879	2,189		—	—	126,187
Other (income) expense, net	Three months ended September 30, 2010	$(2,159)	$1,801	$(286	)(d)	$—	$—	$(644)
	Three months ended September 30, 2009	1,085	(33)	(102)		—	(1,470)	(520)
	Nine months ended September 30, 2010	(4,811)	5,153	2,225	(d)	—	—	2,567
	Nine months ended September 30, 2009	(867)	753	(3,361)		—	1,410	(2,065)

Income tax (benefit) provision	Three months ended September 30, 2010	$(11,848)	$1,673	$156		$(46)	$—	$(10,065)
	Three months ended September 30, 2009	3,135	4,273	22		—	—	7,430
	Nine months ended September 30, 2010	(10,054)	4,771	362		(46)	—	(4,967)
	Nine months ended September 30, 2009	6,677	8,673	1,147		—	—	16,497

Identifiable assets (b) (c) (e)	As of September 30, 2010	$1,001,265	$131,907	$70,117		$14,481	$—	$1,217,770
	As of December 31, 2009	830,897	138,053	48,828		—	—	1,017,778

Goodwill	As of September 30, 2010	$623,747	$15,858	$7		$1,418	$—	$641,030
	As of December 31, 2009	420,765	16,286	7		—	—	437,058

Cash paid for property,	Nine months ended September 30, 2010	$73,134	$14,467	$23,511		$114	$—	$111,226
plant and equipment	Nine months ended September 30, 2009	86,629	8,192	9,676		—	—	104,497

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Poland	$13.9	$12.8	$40.4	$35.5
Belgium	11.4	13.2	38.2	39.8
Spain	7.6	12.3	21.8	29.8
France	7.3	6.0	22.0	17.0

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	September 30, 2010	December 31, 2009
	(In millions)
Poland	$35.3	$36.6
Belgium	28.6	31.9
Spain	21.4	23.6
France	19.9	15.1

(c)	The Company’s net sales for North America include sales in Mexico which totaled $44.0 million and $41.4 million for the three months ended September 30, 2010 and 2009, respectively, and $130.6 million and $110.9 million for the nine months ended September 30, 2010 and 2009, respectively. Identifiable assets in Mexico totaled $65.5 million and $58.8 million as of September 30, 2010, and December 31, 2009, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $0.2 million gain and a $2.3 million loss in other expense for the three and nine months ended September 30, 2010, respectively. Net sales for Venezuela were $1.5 million and $4.5 million for the three and nine months ended September 30, 2010, respectively, and net assets for Venezuela were less than 1.0% of the Company’s total net assets as of September 30, 2010, and December 31, 2009. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Food and Beverage	$394,608	$354,053	$1,164,360	$1,067,635
Household	114,418	112,335	332,426	319,488
Personal Care/Specialty	42,648	43,804	125,153	129,622
Automotive Lubricants	78,765	78,611	246,908	219,623

Total Net Sales	$630,439	$588,803	$1,868,847	$1,736,368

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

21.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$548	$579	$1,642	$1,715
Interest cost	1,589	1,520	4,767	4,516
Expected return on plan assets	(1,743)	(1,444)	(5,227)	(4,296)
Net amortization and deferral of prior service costs	396	588	1,184	1,761
Curtailment/special charges	—	103	—	207
Employee contributions	—	(21)	—	(58)

Net periodic pension cost	$790	$1,325	$2,366	$3,845

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7.3 million to its pension plans in 2010. As of September 30, 2010, $6.1 million of required contributions to its pension plans has been made and the Company expects to make an additional $1.2 million of contributions in the remainder of 2010.

The Company closed its plants located in Bristol, PA and Vicksburg, MS during the fourth quarter of 2009. As a result of these closings, in January 2010, the Company made an additional $0.5 million contribution to the Bristol, PA plan, and in June 2010, an additional $0.1 million contribution to the Vicksburg, MS plan, to fully fund both plans.

The Company recognized $1.9 million of expense for its 401(k) plans in each of the third quarters of 2010 and 2009, and $5.6 million and $5.5 million of expense for its 401(k) plans in the first nine months of 2010 and 2009, respectively.

22.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Company for equipment and related services of $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Affiliates of both of the Graham Family and Blackstone have supplied management and advisory services to the Company since 1998. The Company has recorded $0.2 million and $1.3 million of expense for these services for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, the parties of the Monitoring Agreement agreed to terminate such agreement. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the nine months ended September 30, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment, and such services would then cease.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The Company paid Blackstone Advisory Partners L.P. a $4.5 million fee in September 2010 for advisory and other services rendered in connection with the Liquid Acquisition. This fee was negotiated on an arm’s-length basis for services performed and the prevailing fees being charged by third parties for comparable services. The Company paid Blackstone Management Partners III L.L.C. a $5.0 million fee in July 2009 in connection with the Fourth Amendment to the Credit Agreement.

At September 30, 2010, the Company had loans outstanding to certain former management employees of the Company for the purchase of shares of GPC, which owns, directly and indirectly, approximately 91% of the Company as of September 30, 2010. These loans were made in connection with the capital call payments made on September 29, 2000, and March 29, 2001, pursuant to a capital call agreement dated as of August 13, 1998. The proceeds from the loans were used to fund management’s share of the capital call payments. The loans mature on September 28, 2012, and March 30, 2013, respectively, and accrue interest at a rate of 6.22%. The loans are secured by a pledge of the stock purchased by the loans. The loans and related interest, totaling $1.4 million and $1.8 million as of September 30, 2010, and December 31, 2009, respectively, are reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for its repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for its repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $4.7 million and $4.6 million as of September 30, 2010, and December 31, 2009, respectively, including accrued interest. This receivable is reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

The Company has provided funding to GPC to cover its expenses, primarily in connection with the IPO, resulting in a receivable from GPC of $2.1 million, which is reflected in partners capital (deficit) on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2010.

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

GPC expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million with potential additional payments for tax basis step-ups relating to future exchanges by the Graham Family of their limited partnership units in the Company for GPC common stock depending on the timing and value of such exchanges. This range is based on GPC’s assumptions using various items, including valuation analysis and historical tax basis amounts. This range also includes step-ups related to the Graham Family’s exchange of 1,324,900 limited partnership units through September 30, 2010. GPC will recognize obligations based on the amount of recorded net deferred income tax assets recognized, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of September 30, 2010, the value of the ITRs obligations was $8.2 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on the Company’s ability to make distributions. Upon the effective date of the respective ITRs, GPC recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. Additionally, GPC recorded $3.2 million in income and $1.7 million in expense related to the change in the ITRs obligations for the three and nine months ended September 30, 2010, respectively. For the nine months ended September 30, 2010, no payments have been made under the ITRs.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

23.	Environmental Matters

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

24.	Partners’ Capital (Deficit)

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

On February 17, 2010, and in connection with the IPO, GPC purchased 16,666,667 newly-issued, unregistered limited partnership units of the Company for net proceeds of $165.4 million. On February 17, 2010, $114.2 million of these net proceeds were used to pay a portion of the Term Loan B and Term Loan C. Additionally, as part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in the Company for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights to exchange 1,324,900 limited partnership units of the Company for 1,324,900 shares of GPC’s common stock. In addition, a member of former management exchanged nine partnership units of the Company for nine shares of GPC’s common stock. The Company has also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of the Company obtained on exercise of outstanding options for shares of GPC’s common stock.

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

As of September 30, 2010:

•

GPC owns 60,855,664 limited partnership units, representing an 88.0% limited partnership interest, and its wholly-owned subsidiary, BCP/Graham Holdings L.L.C., is the sole general partner and owns 2,023,472 general partnership units, representing a 2.9% ownership in the Company;

•	the Graham Family owns an aggregate of 6,263,121 limited partnership units, representing a 9.1% ownership in the Company; and

•	a former employee owns 35,158 limited partnership units.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(continued)

The Partnership Agreement also provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or equivalent common stock of GPC for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million annually for ongoing management and advisory services.

25.	Stock-based Compensation

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

A summary of the changes in the unit options outstanding under the option plans for the nine months ended September 30, 2010, is as follows:

	Units Under Options	Weighted Average Exercise Price/ Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	4,813,115	$8.35
Granted	—	—
Exercised (1)	(1,053,530)	9.88
Forfeited	(224,534)	7.67

Outstanding at September 30, 2010	3,535,051	$7.94	6.5	$13.0

Vested or expected to vest	2,758,111	$8.12	6.3	$9.7
Exercisable at September 30, 2010	2,198,069	$8.07	6.1	$7.8

A summary of the changes in the stock options outstanding under the option plans for the nine months ended September 30, 2010, is as follows:

	Common Stock Under Options	Weighted Average Exercise Price/ Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	—	$—
Granted (2)	913,797	10.17
Exercised	—	—
Forfeited	(78,275)	10.00

Outstanding at September 30, 2010	835,522	$10.18	9.4	$1.2

Vested or expected to vest	835,522	$10.18	9.4	$1.2
Exercisable at September 30, 2010	—	$—	—	$—

(1)	Under the terms of the option plans, the Compensation Committee granted Warren Knowlton, the Operating Company’s former Chief Executive Officer, the right to net settle his 894,538 options in exchange for 164,182 units of Holdings, which were then exchanged for shares of GPC’s common stock. The 894,538 options are included in the “Exercised” line in the table above.
(2)	In conjunction with the IPO, the Company granted options to certain management members to purchase 841,363 shares of GPC’s common stock. Subsequently, the Company granted additional options to purchase 72,434 shares of GPC’s common stock. As a result, the Company will incur incremental compensation expense of approximately $2.3 million over the four-year vesting period of the options. The incremental expense recorded during the nine months ended September 30, 2010, was $0.3 million.

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

As of September 30, 2010, we operated a network of 97 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of September 30, 2010, we operated 30 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil, one new plant in Mexico and one new plant in China.

For the nine months ended September 30, 2010 and 2009, 71.8% and 69.7% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. Our sales to PepsiCo, Inc., our largest customer, were 10.4% and 11.3% of total sales for the nine months ended September 30, 2010 and 2009, respectively. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PET	$0.77	$0.77	$0.79	$0.72
HDPE	$0.78	$0.69	$0.82	$0.65

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

Acquisitions

On September 23, 2010, we acquired the Liquid Entities (as defined below) from each of the limited partners (the “Liquid Limited Partners”) of Liquid Container L.P. (currently known as “Graham Packaging LC, L.P.”) (“Liquid L.P.”) and each of the stockholders (the “Stockholders”) of (i) Liquid Container Inc. (“Liquid”), a Delaware corporation, (ii) CPG-L Holdings, Inc. (“CPG”), a Delaware corporation, and (iii) WCK-L Holdings, Inc. (“WCK” and, together with Liquid and CPG, the “Liquid General Partners”), a Delaware corporation. Liquid L.P. and the Liquid General Partners are collectively referred to as the “Liquid Entities.” We purchased all the shares from the Stockholders and all of the limited partnership units from the Liquid Limited Partners (collectively, the “Liquid Acquisition”) for approximately $564.3 million, subject to a potential working capital adjustment.

In connection with the Liquid Acquisition, we paid existing indebtedness of the Liquid Entities, including accrued interest, then outstanding, in the amount of approximately $208.2 million. As of September 30, 2010, additional indebtedness of approximately $7.1 million remains outstanding and will be repaid in the fourth quarter of 2010.

The Liquid Acquisition represents a strategically important acquisition for us as it expands our customer reach within our existing food and consumer products end markets while providing us with additional technological capabilities and an expansion of our geographical reach. The Liquid Acquisition will significantly increase the size and scope of our operations, particularly in the food product category, and provide us with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement our technologies, and which we believe can help drive new conversions. The Liquid Entities have a similar financial profile to ours, as they use technology to serve their customer base with innovative and cost effective packaging solutions. We believe the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, we believe we can eliminate overlapping corporate functions and expenses.

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $15 million, subject to certain adjustments. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers. In 2009, China Roots’ net sales were approximately $16.3 million.

The results of operations for the three and nine months ended September 30, 2010, include the results of operations of the Liquid Entities since September 23, 2010, and China Roots since July 1, 2010. As a result, the results of operations for the three and nine months ended September 30, 2010, are not fully comparable to the results of operations for the three and nine months ended September 30, 2009.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(Dollars in millions)
North America	$542.7	86.1%	$500.0	84.9%	$1,621.5	86.8%	$1,497.6	86.2%
Europe	55.4	8.8	61.3	10.4	168.2	9.0	171.6	9.9
South America	27.8	4.4	27.5	4.7	74.6	4.0	67.2	3.9
Asia	4.5	0.7	—	—	4.5	0.2	—	—

Total Net Sales	$630.4	100.0%	$588.8	100.0%	$1,868.8	100.0%	$1,736.4	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(Dollars in millions)
Food and Beverage	$394.6	62.6%	$354.1	60.1%	$1,164.4	62.3%	$1,067.7	61.5%
Household	114.4	18.1	112.3	19.1	332.4	17.8	319.5	18.4
Personal Care/Specialty	42.6	6.8	43.8	7.4	125.1	6.7	129.6	7.5
Automotive Lubricants	78.8	12.5	78.6	13.4	246.9	13.2	219.6	12.6

Total Net Sales	$630.4	100.0%	$588.8	100.0%	$1,868.8	100.0%	$1,736.4	100.0%

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(Dollars in millions)
Net sales	$630.4	$588.8	$41.6	7.1%
Cost of goods sold	518.4	477.0	41.4	8.7

Gross profit (1)	112.0	111.8	0.2	0.2
% of net sales (2)	17.8%	19.0%
Selling, general and administrative expenses (1)	44.1	32.0	12.1	37.8
% of net sales (2)	7.0%	5.4%
Asset impairment charges	0.9	6.1	(5.2)	(85.2)
Net loss on disposal of property, plant and equipment	1.1	2.2	(1.1)	(50.0)

Operating income	65.9	71.5	(5.6)	(7.8)
% of net sales (2)	10.5%	12.1%
Interest expense	43.7	50.2	(6.5)	(12.9)
Interest income	(0.2)	(0.4)	0.2	50.0
Net loss on debt extinguishment	28.5	—	28.5	>100.0
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—	7.0	>100.0
Other income, net	(0.7)	(0.5)	(0.2)	(40.0)
Income tax (benefit) provision	(10.0)	7.4	(17.4)	>(100.0)

(Loss) income from continuing operations	(2.4)	14.8	(17.2)	>(100.0)
Loss from discontinued operations	—	(2.1)	2.1	100.0

Net (loss) income	$(2.4)	$12.7	$(15.1)	>(100.0)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. remained constant at $0.77 and the average market price per pound of HDPE in the U.S. increased from $0.69 to $0.78.

Higher unit volume increased net sales by approximately $6.7 million and the unfavorable impact of exchange rates decreased net sales by $5.3 million. The remaining $40.2 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Net sales from the Liquid Entities and China Roots acquisitions also contributed to the increase. Container units sold increased 3.0%.

On an operating segment basis, net sales for the three months ended September 30, 2010, in North America increased $42.7 million, or 8.5%, from the three months ended September 30, 2009. Higher unit volume increased net sales by approximately $7.6 million and the favorable impact of exchange rates increased net sales by $1.7 million. The remaining $33.4 million increase was largely driven by higher resin costs along with the net sales for the Liquid Entities, partially offset by net price reductions. North American net sales in the food and beverage product category contributed $44.4 million to the increase, while the household, personal care/specialty and automotive lubricants product categories decreased net sales by $0.2 million, $0.4 million and $1.1 million, respectively. Container units sold in North America increased in the food and beverage and household product categories by 7.4% and 2.1%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 2.3% and 7.5%, respectively.

Net sales for the three months ended September 30, 2010, in Europe decreased $5.9 million, or 9.6%, from the three months ended September 30, 2009. The decrease in net sales was primarily due to the unfavorable impact of exchange rates of $5.0 million.

Net sales for the three months ended September 30, 2010, in South America increased $0.3 million, or 1.1%, from the three months ended September 30, 2009. The increase in net sales was primarily due to price increases, partially offset by the unfavorable impact of exchange rates of $2.0 million.

Net sales for the three months ended September 30, 2010, in our Asian operations were $4.5 million. We began accounting for our Asian operations as a new operating segment as of July 1, 2010.

Gross Profit. Gross profit for the three months ended September 30, 2010, increased in North America by $7.0 million, decreased in Europe by $6.6 million, decreased in South America by $0.5 million and increased in Asia by $0.3 million, when compared to the three months ended September 30, 2009. The increase was primarily due to productivity initiatives, partially offset by the unfavorable impact of exchange rates of $2.0 million and net price reductions referred to above. Inventory step-up resulting from the purchase price allocation of the Liquid Entities and China Roots acquisitions decreased gross profit by $2.1 million.

Selling, General and Administrative Expenses. The increase was primarily due to charges recorded in response to an arbitrator’s decision to award OnTech Operations, Inc. approximately $8.1 million for claims made against the Company (see Note 17 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of this lawsuit) and expenses related to the acquisition and integration of the Liquid Entities and China Roots of $8.3 million, partially offset by a decrease in advisory service fees of $1.0 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Argentina, Brazil, France, Mexico and the United States for the three months ended September 30, 2010, and in Argentina, Brazil, Mexico, Poland and the United States for the three months ended September 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $0.9 million and $6.1 million for the three months ended September 30, 2010 and 2009, respectively.

Interest Expense. The decrease was primarily due to lower average debt levels in 2010 and the discontinuance of hedge accounting for our interest rate collar and swap agreements of $2.8 million. This was partially offset by incremental interest expense from the Liquid Entities financings and the rollover of Term Loan B (as herein defined) to Term Loan D (as herein defined) at higher interest rates.

Net Loss on Debt Extinguishment. On September 23, 2010, we amended our senior secured credit agreement (the “Credit Agreement”) and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, “Modifications and Extinguishments.” As a result, we recorded a net loss on debt extinguishment of $28.5 million for the three months ended September 30, 2010.

Other Income, Net. Other income, net predominantly included net foreign exchange gains and losses for the three months ended September 30, 2010 and 2009.

Income Tax (Benefit) Provision. The change primarily resulted from decreased profitability in several of our foreign taxpaying subsidiaries and realization of additional income tax benefits as a result of our recognition of additional deferred tax liabilities related to the Liquid Acquisition, partially offset by changes in unrecognized tax benefits of foreign subsidiaries.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(Dollars in millions)
Net sales	$1,868.8	$1,736.4	$132.4	7.6%
Cost of goods sold	1,533.8	1,418.3	115.5	8.1

Gross profit (1)	335.0	318.1	16.9	5.3
% of net sales (2)	17.9%	18.3%
Selling, general and administrative expenses (1)	139.5	89.4	50.1	56.0
% of net sales (2)	7.5%	5.1%
Asset impairment charges	3.7	14.2	(10.5)	(73.9)
Net loss on disposal of property, plant and equipment	2.2	4.4	(2.2)	(50.0)

Operating income	189.6	210.1	(20.5)	(9.8)
% of net sales (2)	10.1%	12.1%
Interest expense	131.0	127.0	4.0	3.1
Interest income	(0.5)	(0.8)	0.3	37.5
Net loss (gain) on debt extinguishment	31.1	(0.8)	31.9	>100.0
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—	7.0	>100.0
Other expense (income), net	2.6	(2.0)	4.6	>100.0
Income tax (benefit) provision	(4.9)	16.5	(21.4)	>(100.0)

Income from continuing operations	23.3	70.2	(46.9)	(66.8)
Loss from discontinued operations	—	(3.9)	3.9	100.0

Net income	$23.3	$66.3	$(43.0)	(64.9)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.72 to $0.79 and the average market price per pound of HDPE in the U.S. increased from $0.65 to $0.82.

Higher unit volume increased net sales by approximately $50.6 million and the favorable impact of exchange rates increased net sales by $5.5 million. The remaining $76.3 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Net sales from the Liquid Entities and China Roots acquisitions also contributed to a minor extent. Container units sold increased 4.9%.

On an operating segment basis, net sales for the nine months ended September 30, 2010, in North America increased $123.9 million, or 8.3%, from the nine months ended September 30, 2009. Higher unit volume increased net sales by approximately $46.2 million and the favorable impact of exchange rates increased net sales by $10.0 million. The remaining $67.7 million increase was largely driven by higher resin costs along with the net sales for the Liquid Entities, partially offset by net price reductions. North American net sales in the food and beverage, household and automotive lubricants product categories contributed $96.7 million, $8.5 million and $20.3 million, respectively, to the increase, while the personal care/specialty product category decreased by $1.6 million. Container units sold in North America increased in the food and beverage, household and personal care/specialty product categories by 9.6%, 3.7% and 0.1%, respectively, and decreased in the automotive lubricants product category by 4.3%.

Net sales for the nine months ended September 30, 2010, in Europe decreased $3.4 million, or 2.0%, from the nine months ended September 30, 2009. The decrease in net sales was primarily due to the unfavorable impact of exchange rates of $2.1 million and net price reductions, partially offset by higher resin costs.

Net sales for the nine months ended September 30, 2010, in South America increased $7.4 million, or 11.0%, from the nine months ended September 30, 2009. The increase in net sales was primarily due to an increase in unit volume of approximately $3.7 million and price increases, partially offset by the unfavorable impact of exchange rates of $2.4 million.

Net sales for the nine months ended September 30, 2010, in our Asian operations were $4.5 million. We began accounting for our Asian operations as a new operating segment as of July 1, 2010.

Gross Profit. Gross profit for the nine months ended September 30, 2010, increased in North America by $19.2 million, decreased in Europe by $9.3 million, increased in South America by $6.7 million and increased in Asia by $0.3 million, when compared to the nine months ended September 30, 2009. An increase in unit volume in the legacy business contributed $13.1 million to the increase. The remaining increase of $3.8 million resulted from ongoing productivity initiatives, slightly offset by net price reductions referred to above. Inventory step-up resulting from the purchase price allocation of the Liquid Entities and China Roots decreased gross profit by $2.1 million.

Selling, General and Administrative Expenses. The increase was primarily due to a one-time fee of $35.0 million to affiliates of the Graham Family (defined as Graham Capital Company, GPC Investments LLC and Graham Alternative Investment Partners I or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof) to terminate the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), charges recorded in response to an arbitrator’s decision to award OnTech Operations, Inc. approximately $8.1 million for claims made against the Company (see Note 17 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of this lawsuit), expenses related to the acquisition and integration of the Liquid Entities and China Roots of $9.2 million, bonuses paid in connection with the initial public offering of Graham Packaging Company Inc. (“GPC”), the Company’s majority owner, (“IPO”) of $3.5 million and other costs incurred in connection with the IPO of $1.0 million, partially offset by a decrease in advisory service fees of $2.6 million, a decrease in compensation-related expenses of $2.2 million and ongoing expense reduction efforts.

Asset Impairment Charges. We identified an indicator of possible impairment of certain assets in Argentina, Brazil, France, Mexico, the United Kingdom and the United States for the nine months ended September 30, 2010, and in Argentina, Brazil, Mexico, Poland and the United States for the nine months ended September 30, 2009. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $3.7 million and $14.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Interest Expense. The increase was primarily due to the extension, in May 2009, of $1,200.0 million of our term loan at a minimum LIBOR and increased LIBOR margin, partially offset by lower average debt levels in 2010 and the discontinuance of hedge accounting for our interest rate collar and swap agreements of $4.7 million. See “—Liquidity and Capital Resources” for a more detailed description of our term loan extension.

Net Loss (Gain) on Debt Extinguishment. We made principal payments against the Credit Agreement of $114.2 million in February 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million in March 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in the amount of $2.6 million. Additionally, on September 23, 2010, we amended our Credit Agreement and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40, “Modifications and Extinguishments,” resulting in a loss on debt extinguishment of $28.5 million. The total loss on debt extinguishment for the nine months ended September 30, 2010, was $31.1 million. On May 28, 2009, we amended the Credit Agreement and determined the amendment should be recorded as an extinguishment of debt in accordance with ASC 470-50-40. As a result, we recorded a net gain on debt extinguishment of $0.8 million for the nine months ended September 30, 2009.

Other Expense (Income), Net. Other expense (income), net predominantly included net foreign exchange gains and losses for the nine months ended September 30, 2010 and 2009. Other expense, net for the nine months ended September 30, 2010, included a loss of $2.3 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax (Benefit) Provision.The change primarily resulted from decreased profitability in several of our foreign taxpaying subsidiaries, establishing a valuation allowance in our Brazilian subsidiary in fiscal year 2009, changes in income taxes withheld on foreign dividends, and realization of additional income tax benefits as a result of our recognition of additional deferred tax liabilities related to the Liquid Acquisition, partially offset by changes in unrecognized tax benefits of foreign subsidiaries.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $1.5 million outstanding as of each of September 30, 2010, and December 31, 2009. Included in other (income) expense, net were foreign exchange gains of $0.2 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and foreign exchange losses of $3.0 million, including a loss of $2.3 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, and foreign exchange gains of $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. Net sales for our Venezuelan subsidiary were $4.5 million for the nine months ended September 30, 2010.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income.” Exchange rate fluctuations increased comprehensive income by $25.2 million and $10.3 million for the three months ended September 30, 2010 and 2009, respectively, and increased comprehensive income by $0.7 million and $15.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Derivatives

During the first quarter of 2009, we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of our interest rate collar agreements. We had therefore discontinued hedge accounting for our interest rate collar and swap agreements. As a result, no change in fair value was recorded in other comprehensive income for the nine months ended September 30, 2010 and 2009. As a result of the extinguishment of the senior secured term loan due October 7, 2011 (“Term Loan B”), in conjunction with the refinancing of the Credit Agreement that enabled us to purchase the Liquid Entities on September 23, 2010, we wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

During 2009, we entered into a $1.2 million foreign currency exchange contract to hedge the exchange rate exposure on a transaction that is denominated in pound sterling. The contract has been renewed several times, most recently in the third quarter of 2010 for another six months for a contract value of $1.5 million. This foreign currency exchange contract is accounted for as a cash flow hedge and is highly effective as defined by ASC 815, “Derivatives and Hedging.”

Liquidity and Capital Resources

In the nine months ended September 30, 2010, we generated $183.9 million of cash flow from operations, $165.4 million of net proceeds from the IPO and $370.0 million of other financing activities, and funded $696.9 million of investing activities, resulting in a net source of cash of $22.1 million. The cash generated from operating activities came primarily from our net income adjusted for non-cash items and a decrease in working capital.

The decrease in working capital, which excludes the acquired assets and assumed liabilities of the acquired companies, was primarily due to an increase in accounts payable resulting from higher resin costs and an increase in accrued interest, partially offset by an increase in accounts receivable resulting from higher resin costs and higher sales in September 2010 compared to December 2009.

Cash paid for property, plant and equipment for the nine months ended September 30, 2010, was $111.2 million. Our largest capital spending in the first nine months of 2010 included machinery and tooling equipment purchases to supply a large beverage customer in South America, the installation of a new bottle line for a large beverage customer at our new on-site facility in Mexico, and increasing production capacity through plant infrastructure improvements and machine upgrades in South America to better service a large automotive customer.

During the nine months ended September 30, 2010, we acquired the following: the Liquid Entities for a net cost of approximately $563.1 million, net of cash acquired of $1.2 million; China Roots for a net cost of approximately $14.4 million, net of cash acquired of $1.0 million; and certain miscellaneous blow molding fixed assets for approximately $1.4 million.

Financing activities included the paydown of the Term Loans (as defined herein) using the net proceeds from the sale of additional units to GPC of $165.4 million. In addition, $62.5 million was repaid on the Term Loans as an excess cash flow payment required by the Credit Agreement and $11.0 million was repaid on the Term Loans for regular amortization. Additionally, we refinanced the Credit Agreement and issued additional senior notes on September 23, 2010, that enabled us to purchase the Liquid Entities, as more fully discussed below.

As of September 30, 2010, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,021.2 million ($1,035.5 million aggregate outstanding principal amount less $14.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $917.6 million ($913.0 million aggregate outstanding principal amount plus $4.6 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $260.0 million senior secured revolving credit facility (the “Revolver”) with availability of $246.7 million (as reduced by $13.3 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $4.9 million in the remainder of 2010, $19.6 million in 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014 and $874.2 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments). The payments of $4.9 million in the remainder of 2010 exclude the paydowns of debt in the first three quarters of 2010 of $114.2 million with the contributions received from GPC in exchange for limited partnership units in connection with the IPO and of $14.7 million with the contributions received from GPC in exchange for limited partnership units in connection with the sale of additional shares following the IPO and from an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010.

On May 28, 2009, certain of our Revolver lenders agreed to extend their commitments, with respect to $112.8 million of the total commitment, conditioned on the refinancing in full of our senior notes due 2012, which occurred in November 2009. In conjunction with the extension of these revolving commitments, we also voluntarily reduced the amount of total revolving commitments available to us under the Credit Agreement from $250.0 million to $248.0 million. Subsequent to the IPO, we received a $12.0 million increase to our revolving commitments. As of September 30, 2010, we had $124.8 million of commitments that will expire on October 1, 2013, and $135.2 million of commitments that expired on October 7, 2010.

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured net debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after

January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of September 30, 2010, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2010 with cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

On September 23, 2010, in conjunction with the Liquid Acquisition, the Operating Company and CapCo I co-issued $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”). Besides these notes, as of September 30, 2010, we also had outstanding $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million in senior subordinated notes due 2014 (“Senior Subordinated Notes”) co-issued by the Operating Company and CapCo I (collectively with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017) and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum. On November 1, 2010, the Operating Company and CapCo I completed an Exchange Offer whereby the Senior Notes due 2017 and Senior Notes due 2018 were exchanged for Notes registered under the Securities Act of 1933, as amended.

As of September 30, 2010, our total indebtedness was $2,859.9 million, net of $12.7 million unamortized net discount, and our indebtedness net of cash was $2,690.0 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. As of September 30, 2010, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of (loss) income from continuing operations to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Four Quarters Ended September 30, 2010
	2010	2009	2010	2009
	(In millions)
(Loss) income from continuing operations	$(2.4)	$14.9	$23.3	$70.2	$(16.6)
Interest income	(0.2)	(0.4)	(0.5)	(0.8)	(0.8)
Interest expense	43.7	50.1	131.0	127.0	180.8
Income tax (benefit) provision	(10.0)	7.4	(4.9)	16.5	(0.1)
Depreciation and amortization	40.3	39.4	117.9	118.5	158.1

EBITDA	$71.4	$111.4	$266.8	$331.4	$321.4

Reconciliation of EBITDA to covenant compliance EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Four Quarters Ended September 30, 2010
	2010	2009	2010	2009
	(In millions)
EBITDA	$71.4	$111.4	$266.8	$331.4	$321.4
Asset impairment charges	0.9	6.1	3.7	14.2	31.4
Other non-cash charges (a)	1.3	2.4	3.0	5.1	5.3
Fees related to monitoring agreements (b)	0.2	1.3	1.2	3.7	2.4
Net loss (gain) on debt extinguishment	28.5	—	31.1	(0.8)	40.6
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	7.0	—	7.0	—	7.0
Contract termination fee and IPO-related expenses (c)	0.2	—	39.6	—	39.8
Acquisition and integration expenses (d)	10.4	—	11.2	—	11.2
Venezuelan hyper-inflationary accounting	(0.2)	—	2.3	—	2.3
Reorganization and other costs (e)	10.6	3.6	13.9	9.0	19.1
Project startup costs (f)	2.7	2.3	8.5	9.2	11.3

Covenant compliance EBITDA	$133.0	$127.1	$388.3	$371.8	$491.8

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C. and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement, the Monitoring Agreement and the Sixth Amended and Restated Limited Partnership Agreement.
(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities and China Roots.
(e)	Represents costs related to an arbitrator’s decision to award OnTech Operations, Inc. a settlement for its claims against us (see Note 17 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of this lawsuit), plant closures, employee severance and other costs defined in the Credit Agreement.
(f)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended September 30, 2010, the Operating Company’s covenant compliance EBITDA was $491.8 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.7x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of September 30, 2010, the Operating Company’s covenant compliance EBITDA could have fallen by $160.1 million to $331.7 million for the four quarters ended September 30, 2010, and we still would have been in compliance with the covenants in the Credit

Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.8x for the four quarters ended September 30, 2010.

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

For the year 2010, we expect to incur capital expenditures ranging from $140 million to $160 million, and for the year 2011, we expect to incur capital expenditures ranging from $160 million to $180 million. We also expect to incur some capital expenditures associated with the integration of the Liquid Entities into our operating network. We expect this number to be between $10 million and $20 million over the next two years. However, total capital expenditures will depend on the size and timing of growth related opportunities. Our principal source of cash to fund ongoing operations and capital requirements has been and is expected to continue to be cash flow from operations. We believe that cash flow from operations will be sufficient to fund our ongoing operations and foreseeable capital requirements.

Contractual Obligations and Commitments

The following table sets forth, as of September 30, 2010, our significant contractual obligations and commitments which have experienced significant changes since December 31, 2009. This table reflects changes directly related to the refinancing of the Credit Agreement and issuance of new senior notes on September 23, 2010, that enabled us to purchase the Liquid Entities.

	Payments Due by Period
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
	(In thousands)
Long-term debt, excluding capital leases (a)	$2,860,184	$15,951	$54,128	$1,405,450	$1,384,655
Interest payments (b)	1,019,722	55,117	413,517	340,861	210,227

(a)	Amounts exclude the unamortized net discounts related to the Credit Agreement and the Senior Notes due 2017 of $12.7 million as of September 30, 2010.
(b)	Interest payments are calculated based upon our actual interest rates as of September 30, 2010.

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into Income Tax Receivable Agreements (“ITRs”) which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of September 30, 2010, the value of the ITRs obligations was $8.2 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on our ability to make future distributions. For the nine months ended September 30, 2010, no payments have been made under these ITRs.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At September 30, 2010, and December 31, 2009, we had sold $9.9 million and $15.7 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

Environmental Matters

We are subject to potential loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our operating facilities. In the event a known environmental issue is identified, we may incur substantial costs to comply with environmental laws and regulations. See Note 23 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

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

Interest Rate Risk

The following table sets forth our long- and short-term debt commitments outstanding as of September 30, 2010. For variable-rate debt obligations, the table presents principal cash flows and related actual weighted average interest rates as of September 30, 2010. For fixed-rate debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. This table has been updated to reflect changes directly related to the refinancing of the Credit Agreement and issuance of new senior notes on September 23, 2010, that enabled us to purchase the Liquid Entities.

	Expected Maturity Date of Long-Term Debt (Including Current Portion) at September 30, 2010								Fair Value at September 30, 2010
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Interest rate sensitive liabilities:
Variable-rate borrowings, including short-term amounts	$13,895	$28,803	$21,329	$19,956	$1,010,487	$881,278	$1,975,748	(a)	$1,993,786
Average interest rate	8.54%	9.49%	7.05%	6.59%	6.74%	5.95%	6.45%
Fixed-rate borrowings	$7,907	$9,148	$1,463	$9	$375,000	$503,377	$896,904	(b)	$913,804
Average interest rate	9.58%	10.06%	11.32%	3.99%	9.88%	8.25%	8.96%
Total interest rate sensitive liabilities	$21,802	$37,951	$22,792	$19,965	$1,385,487	$1,384,655	$2,872,652		$2,907,590

(a)	Excludes $9.7 million of unamortized net discount.
(b)	Excludes $3.0 million of unamortized discount.

Based on the outstanding amount of our variable-rate indebtedness at September 30, 2010, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.3 million, excluding the impact of our interest rate swap agreements at September 30, 2010.

Derivatives

The following table presents information for our interest rate collar agreements, interest rate swap agreements and foreign currency exchange contract. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	September 30, 2010	December 31, 2009
	(In thousands)
Interest rate collar agreements:
Notional amount	$—	$385,000
Fair value – liability	—	(68)
Interest rate swap agreements:
Notional amount	350,000	350,000
Fair value – liability	(11,028)	(16,688)
Foreign currency exchange contract:
Notional amount	1,472	1,544
Fair value – asset (liability)	5	(27)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 17 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed, except as set forth below.

The following supplements the risk factors related to our business set forth in our Form 10-K:

We may not be able to successfully integrate the Liquid Entities, or other businesses we may acquire in the future, and we may not be able to realize anticipated cost savings, revenue enhancements or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results depends on our ability to successfully integrate the Liquid Entities or other businesses we may acquire in the future. The process of integrating the Liquid Entities, or any other acquired businesses, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in conforming the acquired business’ accounting principles to ours;

•	retaining the loyalty and business of the customers of the acquired businesses;

•

retaining employees that may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls and procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate the Liquid Entities, or any other acquired businesses, may result in reduced levels of revenue, earnings or operating efficiency that might have been achieved if we had not acquired such businesses.

In addition, the Liquid Acquisition has resulted, and any future acquisitions could result, in the incurrence of additional debt and related interest expense and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and cash flows.

We may not be able to achieve the estimated future cost savings expected to be realized as a result of the Liquid Acquisition or other future acquisitions. Failure to achieve such estimated future cost savings could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements or other synergies from the Liquid Acquisition or other future acquisitions, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition;

•

our ability to eliminate duplicative back office overhead and redundant selling, general and administrative functions, obtain procurement related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Specifically, the significant anticipated cost savings and operating cost reductions in respect of the Liquid Acquisition reflect estimates and assumptions made by our management as to the benefits and associated expenses and capital spending with respect to our cost savings initiatives, and it is possible that these estimates and assumptions may not reflect actual results. In addition, these estimated cost savings may not actually be achieved in the timeframe anticipated or at all.

If we fail to realize anticipated cost savings, synergies or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior secured credit agreement and indentures.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2010

GRAHAM PACKAGING HOLDINGS COMPANY (Registrant)

By:	/S/ DAVID W. BULLOCK
David W. Bullock Chief Financial Officer

By:	/S/ WILLIAM E. HENNESSEY
William E. Hennessey Vice President, Corporate Controller and Treasurer

EXHIBIT INDEX

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

Exhibit Number	Description of Exhibit

2.1**	Stock and Unit Purchase Agreement, dated as of August 9, 2010, by and among (i) Liquid Container L.P., (ii) each of the stockholders of (w) Liquid Container Inc., (x) CPG-L Holdings Inc., and (y) WCK-L Holdings Inc., (iii) each of the limited partners of Liquid Container L.P., (iv) Graham Packaging Acquisition Corp. and (v) Graham Packaging Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on August 13, 2010 (File No. 333-53603-03)).

3.1	Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by the Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 5 to the Registration Statement of Graham Packaging Company Inc. on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

4.1	Indenture, dated as of September 23, 2010, among Graham Packaging Company, L.P., GPC Capital Corp. I, the Guarantors named therein and the Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on September 29, 2010 (File No. 333-53603-03)).

4.2	Form of 8.25% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on September 29, 2010 (File No. 333-53603-03)).

4.3	Registration Rights Agreement among Graham Packaging Company, L.P. and GPC Capital Corp. I, as issuers, and Graham Packaging Holdings Company and the guarantors listed on the signature pages thereto, as guarantors, dated as of September 23, 2010 (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.4	Supplemental Indenture, dated as of July 30, 2010, among GPACSUB LLC, Graham Packaging Minster LLC, Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.5	Supplemental Indenture, dated as of July 30, 2010, among GPACSUB LLC, Graham Packaging Minster LLC, Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8 1/4% Senior Notes due 2017 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.6	Supplemental Indenture, dated as of October 4, 2010, among Graham Packaging GP Acquisition LLC, Graham Packaging LP Acquisition LLC, CPG-L Holdings, Inc., Liquid Container Inc., Graham Packaging LC, L.P., Graham Packaging PX Holding Corporation, Graham Packaging PX, LLC, Graham Packaging PX Company, WCK-L Holdings, Inc., Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2014 (incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

4.7	Supplemental Indenture, dated as of October 4, 2010, among Graham Packaging GP Acquisition LLC, Graham Packaging LP Acquisition LLC, CPG-L Holdings, Inc., Liquid Container Inc., Graham Packaging LC, L.P., Graham Packaging PX Holding Corporation, Graham Packaging PX, LLC, Graham Packaging PX Company, WCK-L Holdings, Inc., Graham Packaging Company, L.P., GPC Capital Corp. I, the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8 1/4% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on October 5, 2010 (File No. 333-167976-18)).

10.1	Sixth Amendment to Credit Agreement, dated as of September 23, 2010, among Graham Packaging Holdings Company, Graham Packaging Company, L.P., as the borrower, GPC Capital Corp. I, as the co-borrower, the lenders named therein and Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on September 29, 2010 (File No. 333-53603-03)).

31.1*	Certification required by Rule 15d-14(a).

31.2*	Certification required by Rule 15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.
**	—Schedules and similar attachments to the Stock and Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any committed schedules or similar attachment to the SEC upon request.