Form 10-Q
period 2011-03-31
GRAHAM PACKAGING HOLDINGS CO
filed 2011-05-02
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,987	$152,964
Accounts receivable, net	308,114	216,368
Inventories	264,242	247,166
Deferred income taxes	33,158	14,616
Prepaid expenses and other current assets	40,389	42,363

Total current assets	817,890	673,477
Property, plant and equipment, net	1,207,464	1,203,142
Intangible assets, net	191,290	195,780
Goodwill	650,819	643,064
Other non-current assets	74,023	91,364

Total assets	$2,941,486	$2,806,827

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$34,563	$34,007
Accounts payable	218,035	142,585
Accrued expenses and other current liabilities	209,514	196,332
Deferred revenue	42,630	32,471

Total current liabilities	504,742	405,395
Long-term debt	2,794,600	2,798,824
Deferred income taxes	11,868	11,294
Other non-current liabilities	92,900	89,333
Commitments and contingent liabilities (see Notes 15 and 16)
Partners’ capital (deficit):
General partners	(25,017)	(25,442)
Limited partners	(435,779)	(454,985)
Accumulated other comprehensive income (loss)	(1,828)	(17,592)

Total partners’ capital (deficit)	(462,624)	(498,019)

Total liabilities and partners’ capital (deficit)	$2,941,486	$2,806,827

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net sales	$756,497	$585,576
Cost of goods sold	641,412	483,257

Gross profit	115,085	102,319
Selling, general and administrative expenses	38,972	67,464
Asset impairment charges	1,108	2,238
Net loss on disposal of property, plant and equipment	700	227

Operating income	74,305	32,390
Interest expense	52,929	45,384
Interest income	(193)	(119)
Net loss on debt extinguishment	—	2,664
Other (income) expense, net	(635)	2,862

Income (loss) before income taxes	22,204	(18,401)
Income tax provision	7,478	2,384

Net income (loss)	$14,726	$(20,785)

Net income (loss) allocated to general partners	$425	$(501)
Net income (loss) allocated to limited partners	$14,301	$(20,284)

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$14,726	$(20,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,032	38,573
Amortization of debt issuance fees	1,314	1,598
Accretion of senior unsecured notes	117	119
Net loss on debt extinguishment	—	2,664
Net loss on disposal of property, plant and equipment	700	227
Pension expense	748	790
Asset impairment charges	1,108	2,238
Unrealized (gain) loss on termination of cash flow hedge accounting	(3,202)	1,192
Stock compensation expense	246	361
Equity income from unconsolidated subsidiaries	(9)	(31)
Deferred tax provision (benefit)	1,943	(137)
Foreign currency transaction (gain) loss	(465)	131
Interest receivable on loans to owners	(100)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(88,958)	(61,323)
Inventories	(15,206)	(6,044)
Prepaid expenses and other current assets	2,576	5,938
Other non-current assets	(5,522)	(3,040)
Accounts payable and accrued expenses	92,463	56,490
Pension contributions	(1,176)	(1,487)
Other non-current liabilities	1,241	(75)

Net cash provided by operating activities	55,576	17,368

Investing activities:
Cash paid for property, plant and equipment	(38,206)	(37,724)
Proceeds from sale of property, plant and equipment	15	158

Net cash used in investing activities	(38,191)	(37,566)

Financing activities:
Proceeds from issuance of long-term debt	21,802	17,999
Payment of long-term debt	(26,062)	(214,211)
Debt issuance fees	(401)	(648)
Net proceeds from sale of additional units to GPC (as defined herein)	—	166,514
Fees paid on behalf of GPC	(446)	(750)
Proceeds from issuance of ownership interests	5,264	—

Net cash provided by (used in) financing activities	157	(31,096)

Effect of exchange rate changes on cash and cash equivalents	1,481	(1,134)

Increase (decrease) in cash and cash equivalents	19,023	(52,428)
Cash and cash equivalents at beginning of period	152,964	147,808

Cash and cash equivalents at end of period	$171,987	$95,380

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$35,781	$29,493
Cash paid for income taxes (net of refunds)	3,389	4,678
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	14,012	8,173
Accruals for fees related to GPC’s initial public offering	—	254

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the guidance provided under FASB Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company, which utilizes the enterprise premise in evaluating the recoverability of goodwill, adopted this guidance effective January 1, 2011, and the adoption had no impact on its financial statements.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

2. Acquisition

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

Under the acquisition method of accounting, the results of the acquired operation are included in the financial statements of the Company beginning on September 23, 2010. The Liquid Entities, which employ approximately 1,000 employees, have operations in 13 plants located across the United States. Annual net sales totaled $356 million for 2009.

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

The Liquid Acquisition represents a strategically important acquisition for the Company as it expanded the Company’s customer reach within its existing food and consumer products end markets while providing it with additional technological capabilities and an expansion of its geographical reach. The Liquid Acquisition significantly increased the size and scope of the Company’s operations, particularly in the food product category, and provides the Company with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement the Company’s technologies, and which management believes can help drive new conversions. The Liquid Entities have a similar financial profile to that of the Company, as they use technology to serve their customer base with innovative and cost effective packaging solutions. Management believes the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, management has eliminated overlapping corporate functions and expenses.

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

	As Originally Presented	Cumulative Adjustments	Adjusted Balance
Cash	$1,184	$—	$1,184
Accounts receivable	36,858	(150)	36,708
Inventories	35,029	136	35,165
Prepaid expenses and other current assets	1,247	41	1,288

Total current assets	74,318	27	74,345
Property, plant and equipment	193,186	(4,775)	188,411
Intangible assets	156,500	(600)	155,900
Goodwill	201,437	7,609	209,046

Total assets acquired	625,441	2,261	627,702
Less liabilities assumed	61,140	2,261	63,401

Net cost of acquisition	$564,301	$—	$564,301

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The adjustments set forth above include an adjustment to goodwill of approximately $5.6 million for the three months ended March 31, 2011, related primarily to the recognition of deferred revenue. The adjustments for the three months ended March 31, 2011, and in the aggregate since the acquisition, did not materially impact previously reported results of operations or cash flows. As a result, prior period financial statements have not been retrospectively adjusted.

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.2 million, customer relationships of $89.7 million, trade names of $5.0 million and non-compete agreement of $3.0 million. These intangible assets are being amortized on a straight-line basis over weighted-average estimated remaining lives of 11 years, 14 years, 3 years and 2 years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future benefit periods of these intangible assets. Goodwill of $275.4 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change due to additional working capital adjustments and finalization of fair value calculations, and such changes could be material. The goodwill for the Liquid Entities is disclosed within the North American segment in Note 19.

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

During the three months ended March 31, 2011, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $0.2 million. All such costs are included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2011. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $13.7 million and are reflected in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2011.

Net sales of the Liquid Entities included in the Company’s consolidated results of operations totaled $98.6 million for the three months ended March 31, 2011.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at the beginning of the period presented:

Three Months Ended March 31, 2010
(In millions)
Net sales	$677
Net loss	(10)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the period presented, or of future results of operations of the entity.

3. Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.7 million for each of March 31, 2011, and December 31, 2010. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4. Concentration of Credit Risk

For the three months ended March 31, 2011 and 2010, 64.3% and 70.3% of the Company’s net sales, respectively, were generated by its top twenty customers. No customer had sales exceeding 10% of total sales for the three months ended March 31, 2011 and 2010.

The Company had $171.4 million and $112.3 million of accounts receivable from its top twenty customers as of March 31, 2011, and December 31, 2010, respectively.

5. Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Finished goods	$173,064	$162,136
Raw materials	91,178	85,030

Total	$264,242	$247,166

6. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	March 31, 2011	December 31, 2010
	(in years)	(In thousands)
Land		$53,090	$52,651
Buildings and improvements	7-31.5	282,304	280,222
Machinery and equipment (1)	2-15	1,493,161	1,463,614
Molds and tooling	3-5	330,700	321,254
Furniture and fixtures	7	6,621	6,574
Computer hardware and software	3-7	42,673	41,843
Construction in progress		96,543	82,439

Property, plant and equipment		2,305,092	2,248,597
Less: accumulated depreciation and amortization		1,097,628	1,045,455

Property, plant and equipment, net		$1,207,464	$1,203,142

(1)	Includes longer-lived machinery and equipment of approximately $1,435.0 million and $1,407.0 million as of March 31, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $58.2 million and $56.6 million as of March 31, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended March 31, 2011 and 2010, was $46.5 million and $36.7 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the three months ended March 31, 2011 and 2010, was $1.7 million and $1.1 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2011, and December 31, 2010.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of March 31, 2011, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(In thousands)
Patented technology	$87,313	$(14,754)	$72,559	10 years
Customer relationships	125,207	(13,335)	111,872	14 years
Trade names	5,000	(834)	4,166	3 years
Non-compete agreements	3,511	(818)	2,693	2 years

Total	$221,031	$(29,741)	$191,290

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

Amortization expense for the three months ended March 31, 2011 and 2010, was $5.2 million and $1.2 million, respectively. Remaining estimated aggregate amortization expense for 2011 is $15.1 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2012	$19,900
2013	18,300
2014	16,600
2015	16,300
2016	15,100

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

8. Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
	(In thousands)
Balance at January 1, 2011	$626,156	$15,449	$7	$1,452	$643,064
Adjustments to Liquid Entities purchase price allocation (see Note 2)	5,585	—	—	—	5,585
Foreign currency translation adjustments	1,261	895	—	14	2,170

Balance at March 31, 2011	$633,002	$16,344	$7	$1,466	$650,819

9. Asset Impairment Charges

The Company continually reviews its assets for indicators of possible impairment. In the three months ended March 31, 2011, the Company identified indicators of possible impairment of certain assets in France, Mexico, Poland, Spain and the United States, and in the three months ended March 31, 2010, the Company identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded of $1.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Accrued employee compensation and benefits	$65,700	$72,508
Accrued interest	60,159	41,241
Accrued sales allowance	21,681	24,294
Other	61,974	58,289

	$209,514	$196,332

11. Debt Arrangements

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Term loans (net of $8.1 million and $8.9 million unamortized net discount as of March 31, 2011, and December 31, 2010, respectively)	$1,930,622	$1,934,707
Revolver	—	—
Foreign and other revolving credit facilities	6,147	6,126
Senior notes due 2017 (net of $2.7 million and $2.9 million unamortized discount as of March 31, 2011, and December 31, 2010, respectively)	250,640	250,523
Senior notes due 2018	250,000	250,000
Senior subordinated notes	375,000	375,000
Capital leases	1,245	1,514
Other	15,509	14,961

	2,829,163	2,832,831
Less amounts classified as current (net of $3.8 million unamortized net discount as of each of March 31, 2011, and December 31, 2010)	34,563	34,007

Total	$2,794,600	$2,798,824

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

As of March 31, 2011, the credit agreement, as amended, consisted of a senior secured term loan of $1,018.0 million ($1,030.3 million aggregate outstanding principal amount less $12.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $912.6 million ($908.4 million aggregate outstanding principal amount plus $4.2 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $124.8 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) that will expire on October 1, 2013, and with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $14.7 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions by the Operating Company to Holdings. As of March 31, 2011, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of March 31, 2011, and December 31, 2010, the Company had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone (as defined herein) through shares of common stock of Graham Packaging Company Inc. (“GPC”), the Company’s majority owner, such as the contemplated merger of the Company with and into Silgan Holdings Inc. (as further described in Note 25), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under the Company’s other debt instruments. If the Company were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Credit Agreement and the Company’s other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, the Company will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. Upon closing of the Merger (as defined herein), the surviving corporation is expected to make a change of control offer for the Notes. The source of funds for any such purchase of the Notes will be the Company’s available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. The Company may not be able to repurchase the Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, the Company will be contractually restricted under the terms of its senior secured credit facilities and indentures from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, the Company may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under its senior secured credit facilities and the indentures. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

12. Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,946.2 million (net of $8.1 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,972.3 million and $1,977.1 million at March 31, 2011, and December 31, 2010, respectively. The Company’s fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $883.0 million (net of $2.7 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $931.6 million and $915.1 million at March 31, 2011, and December 31, 2010, respectively.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$134	$—
Liabilities:
Interest rate swap agreements	$—	$4,611	$—
Foreign currency exchange contract	—	36	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at March 31, 2011, was $6.6 million, which is less than the fair value of these assets and therefore resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $1.1 million for the three months ended March 31, 2011, for long-lived assets in France, Mexico, Poland, Spain and the United States whose carrying values exceeded fair values. The Company recorded impairment charges of $2.2 million for the three months ended March 31, 2010, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

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

At March 31, 2011, and December 31, 2010, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling and euros in an aggregate amount of $5.1 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

The maximum term over which the Company is hedging exposures to the variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Derivatives Not Designated as Hedging Instruments

During the first quarter of 2009, the Company elected to roll over its senior secured term loan in one-month increments to reduce its cash interest, as opposed to continuing to roll over its senior secured term loan in three-month increments to match the terms of its interest rate collar agreements. The Company had therefore discontinued hedge accounting for its interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the refinancing of the Credit Agreement that enabled the Company to purchase the Liquid Entities on September 23, 2010, the Company wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

Financial instruments are not held by the Company for trading purposes.

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$5,055	$2,222

Total derivatives designated as hedges	$5,055	$2,222

Derivatives not designated as hedges:
Interest rate swap agreements	$350,000	$350,000

Total derivatives not designated as hedges	$350,000	$350,000

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	March 31, 2011	December 31, 2010
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$134	$—

Total derivatives designated as hedges		134	—

Total asset derivatives		$134	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$36	$9

Total derivatives designated as hedges		36	9

Derivatives not designated as hedges:
Interest rate swap agreements	Accrued expenses and other current liabilities	4,611	7,813

Total derivatives not designated as hedges		4,611	7,813

Total liability derivatives		$4,647	$7,822

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The gains and losses on the Company’s derivative instruments were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Three Months Ended March 31,		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Three Months Ended March 31,
	2011	2010		2011	2010
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$170	$(90)	Other (income) expense, net	$36	$(90)

Total derivatives designated as hedges	$170	$(90)		$36	$(90)

				Amount of Gain or (Loss) Recognized in Income for the Three Months Ended March 31,
				2011	2010
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(102)	(4,528)

Total derivatives not designated as hedges				$(102)	$(4,614)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

14. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. For the three months ended March 31, 2011, the effective tax rate was lower than the U.S. federal statutory rate for corporations due to the partnership income not subject to federal income taxes offset primarily by certain foreign earnings subject to tax in multiple jurisdictions.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. There was no significant change to the previously established valuation allowance during the three months ended March 31, 2011.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company had $20.8 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of March 31, 2011. For the three months ended March 31, 2011, the Company recorded a net increase in UTB of $0.3 million, exclusive of interest and penalties. At March 31, 2011, the Company had long-term deferred income tax assets of $9.7 million which offset the UTB. As of March 31, 2011, the Company had recorded additional UTB of $5.1 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $3.0 million of UTB at March 31, 2011, if recognized, would impact the Company’s effective tax rate.

15. Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $14.0 million and $13.1 million for the three months ended March 31, 2011 and 2010, respectively.

Under the Fifth Amended and Restated Limited Partnership Agreement and the Amended and Restated Monitoring Agreement (the “Monitoring Agreement”), the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family (defined as Graham Capital Company, GPC Investments, LLC and Graham Alternative Investment Partners I, LP or affiliates thereof or other entities controlled by Donald C. Graham and his family) and Blackstone (defined as Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. or affiliates thereof), respectively. The Company has terminated the Monitoring Agreement and is no longer obligated to make payments under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement. See Note 21 for further discussion of the Company’s obligations under these agreements.

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

17. Condensed Guarantor Data

As of March 31, 2011, the Operating Company and CapCo I had outstanding $253.4 million aggregate principal amount of 8.25% Senior Notes due 2017, $250.0 million aggregate principal amount of 8.25% Senior Notes due 2018 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. The Operating Company, the guarantor subsidiaries and CapCo I are 100%-owned subsidiaries of Holdings.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2011, and December 31, 2010, and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010, for (i) Holdings on a parent only basis with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$127,006	$13	$44,968	$—	$—	$171,987
Accounts receivable, net	—	87,391	132,434	88,289	—	—	308,114
Inventories	—	87,106	124,322	52,814	—	—	264,242
Deferred income taxes	—	—	27,704	5,454	—	—	33,158
Prepaid expenses and other current assets	—	8,426	11,604	20,359	—	—	40,389

Total current assets	—	309,929	296,077	211,884	—	—	817,890
Property, plant and equipment, net	—	403,524	504,741	299,199	—	—	1,207,464
Intangible assets, net	—	8,215	176,608	6,467	—	—	191,290
Goodwill	—	150,106	444,970	55,743	—	—	650,819
Net intercompany	—	1,604,082	—	—	—	(1,604,082)	—
Investment in subsidiaries	—	290,669	242,382	—	—	(533,051)	—
Other non-current assets	—	36,565	25,109	12,349	—	—	74,023

Total assets	$—	$2,803,090	$1,689,887	$585,642	$—	$(2,137,133)	$2,941,486

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$15,995	$681	$17,887	$—	$—	$34,563
Accounts payable	—	88,958	85,126	43,951	—	—	218,035
Accrued expenses and other current liabilities	—	114,968	45,000	49,546	—	—	209,514
Deferred revenue	—	22,308	14,408	5,914	—	—	42,630

Total current liabilities	—	242,229	145,215	117,298	—	—	504,742
Long-term debt	—	2,790,524	284	3,792	—	—	2,794,600
Deferred income taxes	—	219	—	11,649	—	—	11,868
Other non-current liabilities	—	45,653	23,630	23,617	—	—	92,900
Investment in subsidiaries	275,535	—	—	—	—	(275,535)	—
Net intercompany	187,089	—	1,312,343	104,650	—	(1,604,082)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(462,624)	(275,535)	208,415	324,636	—	(257,516)	(462,624)

Total liabilities and partners’ capital (deficit)	$—	$2,803,090	$1,689,887	$585,642	$—	$(2,137,133)	$2,941,486

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$114,697	$1,108	$37,159	$—	$—	$152,964
Accounts receivable, net	—	56,662	83,539	76,167	—	—	216,368
Inventories	—	84,291	118,912	43,963	—	—	247,166
Deferred income taxes	—	—	9,506	5,110	—	—	14,616
Prepaid expenses and other current assets	—	7,552	18,830	15,981	—	—	42,363

Total current assets	—	263,202	231,895	178,380	—	—	673,477
Property, plant and equipment, net	—	398,158	516,262	288,722	—	—	1,203,142
Intangible assets, net	—	8,017	181,170	6,593	—	—	195,780
Goodwill	—	150,106	439,386	53,572	—	—	643,064
Net intercompany	—	1,597,427	—	—	—	(1,597,427)	—
Investment in subsidiaries	—	264,642	224,432	—	—	(489,074)	—
Other non-current assets	—	38,322	40,996	12,046	—	—	91,364

Total assets	$—	$2,719,874	$1,634,141	$539,313	$—	$(2,086,501)	$2,806,827

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$16,079	$670	$17,258	$—	$—	$34,007
Accounts payable	—	53,065	55,201	34,319	—	—	142,585
Accrued expenses and other current liabilities	—	105,640	43,896	46,796	—	—	196,332
Deferred revenue	—	16,500	10,208	5,763	—	—	32,471

Total current liabilities	—	191,284	109,975	104,136	—	—	405,395
Long-term debt	—	2,794,522	458	3,844	—	—	2,798,824
Deferred income taxes	—	266	—	11,028	—	—	11,294
Other non-current liabilities	—	44,732	21,786	22,815	—	—	89,333
Investment in subsidiaries	310,930	—	—	—	—	(310,930)	—
Net intercompany	187,089	—	1,311,079	99,259	—	(1,597,427)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(498,019)	(310,930)	190,843	298,231	—	(178,144)	(498,019)

Total liabilities and partners’ capital (deficit)	$—	$2,719,874	$1,634,141	$539,313	$—	$(2,086,501)	$2,806,827

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$302,357	$337,084	$146,764	$—	$(29,708)	$756,497
Cost of goods sold	—	248,349	295,088	127,683	—	(29,708)	641,412

Gross profit	—	54,008	41,996	19,081	—	—	115,085
Selling, general and administrative expenses	—	14,129	16,950	7,893	—	—	38,972
Asset impairment charges	—	102	405	601	—	—	1,108
Net loss on disposal of property, plant and equipment	—	90	36	574	—	—	700

Operating income	—	39,687	24,605	10,013	—	—	74,305
Interest expense, net	—	32,054	18,774	1,908	—	—	52,736
Other (income) expense, net	—	(2,878)	(42)	2,285	—	—	(635)
Equity in earnings of subsidiaries	(14,726)	(4,363)	(1,487)	—	—	20,576	—

Income (loss) before income taxes	14,726	14,874	7,360	5,820	—	(20,576)	22,204
Income tax provision	—	148	2,435	4,895	—	—	7,478

Net income (loss)	$14,726	$14,726	$4,925	$925	$—	$(20,576)	$14,726

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$40,172	$10,212	$5,192	$—	$—	$55,576

Investing activities:
Net cash paid for property, plant and equipment	—	(18,659)	(8,812)	(10,720)	—	—	(38,191)
Acquisitions of/investments in businesses, net of cash acquired	—	(6,200)	(5,000)	11,200	—	—	—
Intercompany investing activities	—	(5,248)	(2,659)	—	—	7,907	—

Net cash (used in) provided by investing activities	—	(30,107)	(16,471)	480	—	7,907	(38,191)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	21,802	—	—	21,802
Payment of long-term debt	—	(4,200)	(163)	(21,699)	—	—	(26,062)
Intercompany financing activities	—	2,027	5,327	553	—	(7,907)	—
Debt issuance fees	—	(401)	—	—	—	—	(401)
Fees paid on behalf of GPC	—	(446)	—	—	—	—	(446)
Proceeds from issuance of ownership interests	—	5,264	—	—	—	—	5,264

Net cash provided by (used in) financing activities	—	2,244	5,164	656	—	(7,907)	157

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,481	—	—	1,481

Increase (decrease) in cash and cash equivalents	—	12,309	(1,095)	7,809	—	—	19,023
Cash and cash equivalents at beginning of period	—	114,697	1,108	37,159	—	—	152,964

Cash and cash equivalents at end of period	$—	$127,006	$13	$44,968	$—	$—	$171,987

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

18. Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$14,726	$(20,785)
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	134	—
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	—	2,089
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of tax provisions of $65 and $9 for the three months ended March 31, 2011 and 2010, respectively)	330	343
Foreign currency translation adjustments (net of tax provisions of $4 and $0 for the three months ended March 31, 2011 and 2010, respectively)	15,300	(1,687)

Comprehensive income (loss)	$30,490	$(20,040)

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

19. Segment Information

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots Packaging PTE Ltd. Segment information for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, and December 31, 2010, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Asia	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended March 31, 2011	$663,976	$58,978	$28,604	$5,485	$(546)	$756,497
	Three months ended March 31, 2010	505,964	58,264	22,448	—	(1,100)	585,576
Operating income (loss)	Three months ended March 31, 2011	$69,678	$6,936	$(2,024)	$(285)	$—	$74,305
	Three months ended March 31, 2010	22,727	7,350	2,313	—	—	32,390
Depreciation and amortization	Three months ended March 31, 2011	$44,921	$3,923	$3,734	$454	$—	$53,032
	Three months ended March 31, 2010	33,114	4,331	1,128	—	—	38,573
Asset impairment charges	Three months ended March 31, 2011	$732	$376	$—	$—	$—	$1,108
	Three months ended March 31, 2010	1,898	322	18	—	—	2,238
Interest expense, net	Three months ended March 31, 2011	$51,438	$256	$905	$137	$—	$52,736
	Three months ended March 31, 2010	44,469	332	464	—	—	45,265
Other (income) expense, net	Three months ended March 31, 2011	$(2,397)	$1,885	$(273)	$150	$—	$(635)
	Three months ended March 31, 2010	(1,343)	1,523	2,682 (d)	—	—	2,862
Income tax provision (benefit)	Three months ended March 31, 2011	$5,914	$1,411	$397	$(244)	$—	$7,478
	Three months ended March 31, 2010	816	1,334	234	—	—	2,384
Identifiable assets (b) (c) (e)	As of March 31, 2011	$990,522	$129,641	$66,969	$20,332	$—	$1,207,464
	As of December 31, 2010	991,676	125,433	69,044	16,989	—	1,203,142
Goodwill	As of March 31, 2011	$633,002	$16,344	$7	$1,466	$—	$650,819
	As of December 31, 2010	626,156	15,449	7	1,452	—	643,064
Cash paid for property, plant and equipment	Three months ended March 31, 2011	$32,775	$2,324	$1,010	$2,097	$—	$38,206
	Three months ended March 31, 2010	27,763	1,788	8,173	—	—	37,724

(a)	To eliminate intercompany transactions.
(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Poland	$14.1	$13.9
Belgium	12.3	14.2
Spain	7.0	7.3
France	8.6	7.7

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	March 31, 2011	December 31, 2010
	(In millions)
Poland	$34.4	$33.0
Belgium	29.3	27.2
Spain	20.2	21.0
France	21.9	20.9

(c)	The Company’s net sales for North America include sales in Mexico which totaled $46.4 million and $39.6 million for the three months ended March 31, 2011 and 2010, respectively. Identifiable assets in Mexico totaled $75.5 million and $70.6 million as of March 31, 2011, and December 31, 2010, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.7 million loss in other expense for the three months ended March 31, 2010. Net sales for Venezuela were $2.0 million for the three months ended March 31, 2011, and net assets for Venezuela were less than 1.0% of the Company’s total net assets as of March 31, 2011, and December 31, 2010. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Food and Beverage	$487,783	$361,932
Household	138,412	106,924
Personal Care/Specialty	41,510	41,571
Automotive Lubricants	88,792	75,149

Total Net Sales	$756,497	$585,576

20. Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$601	$548
Interest cost	1,657	1,591
Expected return on plan assets	(1,976)	(1,743)
Net amortization and deferral of prior service costs	466	394

Net periodic pension cost	$748	$790

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $5.3 million to its pension plans in 2011. As of March 31, 2011, $1.2 million of required contributions to its pension plans has been made and the Company expects to make an additional $4.1 million of contributions in the remainder of 2011.

The Company recognized $2.6 million and $1.8 million of expense for its 401(k) plans in the first quarter of 2011 and 2010, respectively.

21. Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Corporation, which is owned by the Graham Family, for equipment and related services of $0.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

Affiliates of both the Graham Family and Blackstone have supplied management and advisory services to the Company since 1998. The Company has recorded $0.3 million and $0.7 million of expense for these services for the three months ended March 31, 2011 and 2010, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, LP, the parties of the Monitoring Agreement agreed to terminate such agreement in the first quarter of 2010. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment owned on February 2, 1998 (or common stock for which such partnership interests have been or are eligible to be exchanged), and such services would then cease.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for the repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for the repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $4.9 million and $4.8 million as of March 31, 2011, and December 31, 2010, respectively, including accrued interest. This receivable is reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

The Company has provided funding to GPC to cover its expenses, primarily in connection with the initial public offering of GPC that occurred in February 2010 (“IPO”), resulting in receivables from GPC, which are reflected in partners capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited), of $2.8 million and $2.3 million as of March 31, 2011, and December 31, 2010, respectively.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Excluding the potential impact of the Merger (as defined herein) discussed in Note 25, GPC expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million. This range includes payments under the ITRs resulting from the Graham Family’s exchange of 3,091,581 limited partnership units through March 31, 2011. Additional payments under the ITRs for tax basis step-ups relating to future exchanges by the Graham Family of their remaining 4,496,440 limited partnership units in the Company for GPC common stock is dependent upon the timing and value of such exchanges, and is not reflected in the above range. This range is based on GPC’s assumptions considering various inputs, including valuation analysis and historical tax basis amounts. GPC will recognize obligations based on the amount of recorded net deferred income tax assets recognized at each balance sheet date, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of March 31, 2011, the value of the ITRs obligations was $16.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on the Company’s ability to make distributions. Upon the effective date of the respective ITRs, GPC recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. GPC recorded $4.6 million and $1.3 million in non-operating expense related to the increase in the ITRs obligations for the three months ended March 31, 2011 and 2010, respectively. No payments have been made under the ITRs since their inception. At the closing of the Merger, the surviving corporation will be required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to change in control provisions in the ITRs.

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised Holdings and its partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at March 31, 2011, and December 31, 2010, were receivables from The Clorox Company of $4.4 million and $1.1 million, respectively. Included in net sales for the three months ended March 31, 2011 and 2010, were net sales to The Clorox Company of $17.7 million and $10.5 million, respectively.

Pinnacle Foods, which is owned by Blackstone, is a customer of the Company. Included in net sales for the three months ended March 31, 2011 and 2010, were net sales to Pinnacle Foods of $3.7 million and $1.7 million, respectively.

22. Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve in 2010 of $0.4 million for this obligation and has recorded no additional expense for the three months ended March 31, 2011. This amount may change based on results of additional investigation expected to be undertaken for NJDEP, however, the Company does not believe that such changes will have a significant impact on the results of operations.

23. Partners’ Capital (Deficit)

As part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in the Company for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in 2010 to exchange 1,324,900 limited partnership units of the Company for 1,324,900 shares of GPC’s common stock. Additionally, under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in January 2011 to exchange 1,766,681 limited partnership units of the Company for 1,766,681 shares of GPC’s common stock. Holdings issued an aggregate of 1,324,000 and 1,766,681 limited partnership units to GPC in consideration for the corresponding number of limited partnership units surrendered and extinguished as a result of each of such exchanges, respectively. The Company has also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of the Company obtained on exercise of outstanding options for shares of GPC’s common stock.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

As of March 31, 2011:

•

GPC owns 63,669,327 limited partnership units, representing a 90.7% ownership in the Company, and its wholly-owned subsidiary, BCP/Graham Holdings L.L.C., is the sole general partner and owns 2,023,472 general partnership units, representing a 2.9% ownership in the Company;

•	the Graham Family owns an aggregate of 4,496,440 limited partnership units, representing a 6.4% ownership in the Company; and

•	a former employee owns 35,167 limited partnership units, representing a less than 0.1% ownership in the Company.

The Sixth Amended and Restated Limited Partnership Agreement also provides that for so long as the Graham Family retains at least one-third of their partnership interests held as of February 2, 1998 (or equivalent common stock of GPC for which such partnership interests have been or are eligible to be exchanged), they are entitled to an advisory fee of $1.0 million annually for ongoing management and advisory services.

24. Stock-based Compensation

The Company, from time to time, has granted options to purchase partnership units of Holdings, which may be exchanged for shares of GPC’s common stock, and options to purchase shares of GPC’s common stock. Each share of GPC’s common stock corresponds to one unit of Holdings’ partnership interest.

A summary of the changes in the unit options outstanding under the option plans for the three months ended March 31, 2011, is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at January 1, 2011	3,099,462	$8.05
Granted	—	—
Exercised	(614,606)	8.57
Forfeited	(5,671)	12.60

Outstanding at March 31, 2011	2,479,185	$7.92	6.3	$22.6

Vested or expected to vest	1,849,406	$8.31	6.1	$16.1
Exercisable at March 31, 2011	1,451,051	$8.22	5.9	$12.8

A summary of the changes in the stock options outstanding under the option plans for the three months ended March 31, 2011, is as follows:

	Common Stock Under Options		Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In millions)
Outstanding at January 1, 2011	835,522		$10.18
Granted	13,050	(1)	16.72
Exercised	—		—
Forfeited	—		—

Outstanding at March 31, 2011	848,572		$10.28	8.9	$5.7

Vested or expected to vest	848,572		$10.28	8.9	$5.7
Exercisable at March 31, 2011	190,772		$10.00	8.9	$1.3

(1)	For the options granted in 2011, the Company will incur incremental compensation expense of approximately $0.1 million over the four-year vesting period of the options.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

25. Subsequent Events

Merger Agreement

On April 12, 2011, GPC and Silgan Holdings Inc. (“Silgan”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of both parties (and recommended by a special committee of independent directors of GPC (the “Special Committee”)), GPC will merge with and into Silgan, with Silgan continuing as the surviving corporation (the “Merger”).

As a result of the Merger, each outstanding share of GPC’s common stock, other than shares owned by Silgan or GPC (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive a combination of (i) 0.402 shares of common stock of Silgan and (ii) $4.75 in cash, without interest.

The consummation of the Merger is subject to the adoption of the Merger Agreement by both parties’ stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain foreign antitrust approvals and other customary closing conditions. In addition, immediately prior to the effective time of the Merger, Holdings will be merged with and into GPC.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated, including by taking actions necessary (including with respect to selling or disposing of businesses or assets) to obtain the requisite antitrust approval, (ii) for each of the parties to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement (subject, in the case of GPC, to the right to change its recommendation under certain circumstances) and (iii) for GPC not to solicit alternative transactions.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement due to a change in the recommendation of the board of directors of GPC or the Special Committee in connection with a “Superior Proposal” or due to the acceptance by GPC of a “Superior Proposal,” GPC will be required to pay to Silgan a cash termination fee of $39.5 million and (ii) upon the termination of the Merger Agreement by GPC due to a breach by Silgan of its obligation to recommend that its stockholders adopt the Merger Agreement, Silgan will be required to pay to GPC a cash termination fee of $39.5 million.

At the closing of the Merger, the surviving corporation is required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to contractual change in control provisions in GPC’s ITRs. This cash payment amount is based on certain assumptions as provided for within the agreements, including the assumed exchange of the remaining 4,496,440 limited partnership units of Holdings held by the Graham Family (see Note 21). These agreements were entered into in connection with the IPO. The resulting cash payment amount reflects certain assumptions including the impact on the ITRs payments resulting from the exchange of all remaining limited partnership units held by the Graham Family. Upon the making of these payments, these ITRs will terminate. In addition, GPC is also required to terminate at the closing of the Merger certain agreements including the Agreement and Plan of Recapitalization, Redemption and Purchase, dated December 18, 1997, among affiliates of GPC and the Graham Family, and the Sixth Amended and Restated Agreement of Limited Partnership of Holdings, dated as of February 4, 2010, and GPC is required to use its reasonable best efforts to terminate the Registration Rights Agreement, dated as of February 10, 2010, among affiliates of GPC, the Graham Family and Blackstone, and the other parties thereto. Entities affiliated with the Graham Family have entered into an agreement with GPC in which these entities have agreed that the foregoing agreements will be terminated at the closing of the Merger. These entities have also agreed to vote any shares of GPC’s common stock that they own in favor of the adoption of the Merger Agreement.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Graham Packaging Stockholder Voting Agreement

In connection with the execution of the Merger Agreement, Blackstone Capital Partners III Merchant Banking Fund L.P. and certain of its affiliates (the “Graham Packaging Stockholders”), owners of approximately 61.3% of the outstanding shares of common stock of GPC, entered into a Voting Agreement, dated as of April 12, 2011 (the “Graham Packaging Stockholder Voting Agreement”), with Silgan, pursuant to which, among other things, the Graham Packaging Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Graham Packaging Stockholders entered into the Graham Packaging Stockholder Voting Agreement solely in their capacity as stockholders of GPC.

The Graham Packaging Stockholder Voting Agreement will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by GPC’s board of directors (or the Special Committee) of its recommendation that stockholders of GPC adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that (i) reduces the value or changes the form of consideration payable to holders of GPC’s common stock in the Merger or (ii) is otherwise adverse to GPC’s stockholders in any material respect and (e) January 20, 2012.

Silgan Stockholder Voting Agreements

In connection with the execution of the Merger Agreement, R. Philip Silver, co-founder and director of Silgan, and certain of his related entities, owners of approximately 16.2% of the outstanding shares of common stock of Silgan, and D. Greg Horrigan, co-founder and director of Silgan, and certain of his related entities, owners of approximately 12.6% of the outstanding shares of common stock of Silgan (collectively, the “Silgan Stockholders”), each entered into a Voting Agreement, dated as of April 12, 2011 (collectively, the “Silgan Stockholder Voting Agreements”), with GPC, pursuant to which, among other things, the Silgan Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Silgan Stockholders entered into the Silgan Stockholder Voting Agreements solely in their capacity as stockholders of Silgan, and not in their capacity as directors or officers of Silgan.

The Silgan Stockholder Voting Agreements will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by GPC’s board of directors (or the Special Committee) of its recommendation that stockholders of GPC adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that is adverse to the Silgan Stockholders in any material respect and (e) January 20, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. Certain statements regarding our proposed merger with Silgan Holdings Inc. (“Silgan”) and the expected benefits from such merger, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical fact, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our and Silgan’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our and Silgan’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including, without limitiation, the expected closing date of the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized, or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we and Silgan do business; the possiblitity that the merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions; the risk that a regulatory approval may be obtained subject to conditions; the risk that financing for the transaction may not be available on favorable terms; and Silgan’s and our ability to accurately predict future market conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of March 31, 2011, we operated a network of 97 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of March 31, 2011, we operated 31 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil, one new plant in Mexico and one new plant in China.

For the three months ended March 31, 2011 and 2010, 64.3% and 70.3% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. No customer had sales exceeding 10% of total sales for the three months ended March 31, 2011 and 2010.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended March 31,
	2011	2010
PET	$1.02	$0.80
HDPE	$0.88	$0.83

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

Changes in the cost of resin are passed through to customers by means of corresponding changes in product pricing, in accordance with our agreements with these customers and industry practice. A sustained increase in resin prices relative to other packaging materials, to the extent that those costs are not passed on to the end-consumer, would make plastic containers less economical for our customers and could result in a slower pace of conversions to, or reductions in the use of, plastic containers. The timing of the Liquid Entities’ (as defined herein) pass-through arrangements has resulted in their being slightly more exposed to fluctuations in resin prices than we have historically been. These provisions will continue to be in effect until we renegotiate those customer contracts.

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

The Liquid Acquisition represents a strategically important acquisition for us as it expanded our customer reach within our existing food and consumer products end markets while providing us with additional technological capabilities and an expansion of our geographical reach. The Liquid Acquisition significantly increased the size and scope of our operations, particularly in the food product category, and provides us with considerable opportunities to convert new products to plastic containers. The Liquid Entities have been a leader in custom blow molded plastic containers used in cold-fill applications and have new hot-fill technologies, which complement our technologies, and which we believe can help drive new conversions. The Liquid Entities have a similar financial profile to ours, as they use technology to serve their customer base with innovative and cost effective packaging solutions. We believe the combined purchasing power can yield savings in freight, energy, outside services, leased equipment and miscellaneous raw materials such as packaging, pallets, shrink wrap and spare parts. Additionally, we have eliminated overlapping corporate functions and expenses.

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $15 million, subject to certain adjustments. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers.

The results of operations for the three months ended March 31, 2011, include the results of operations of the Liquid Entities and China Roots. As a result, the results of operations for the three months ended March 31, 2011, are not fully comparable to the results of operations for the three months ended March 31, 2010, which do not include the results of operations of the Liquid Entities and China Roots. Net sales of the Liquid Entities and China Roots included in our consolidated results of operations totaled $98.6 million and $5.3 million, respectively, for the three months ended March 31, 2011.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2011		2010
	(Dollars in millions)
North America	$663.4	87.7%	$504.9	86.2%
Europe	59.0	7.8	58.3	10.0
South America	28.6	3.8	22.4	3.8
Asia	5.5	0.7	—	—

Total Net Sales	$756.5	100.0%	$585.6	100.0%

	Three Months Ended March 31,
	2011		2010
	(Dollars in millions)
Food and Beverage	$487.8	64.5%	$361.9	61.8%
Household	138.4	18.3	106.9	18.3
Personal Care/Specialty	41.5	5.5	41.6	7.1
Automotive Lubricants	88.8	11.7	75.2	12.8

Total Net Sales	$756.5	100.0%	$585.6	100.0%

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
	(Dollars in millions)
Net sales	$756.5	$585.6	$170.9	29.2%
Cost of goods sold	641.4	483.3	158.1	32.7

Gross profit (1)	115.1	102.3	12.8	12.5
% of net sales (2)	15.2%	17.5%
Selling, general and administrative expenses (1)	39.0	67.5	(28.5)	(42.2)
% of net sales (2)	5.2%	11.5%
Asset impairment charges	1.1	2.2	(1.1)	(50.0)
Net loss on disposal of property, plant and equipment	0.7	0.2	0.5	>100.0

Operating income	74.3	32.4	41.9	>100.0
% of net sales (2)	9.8%	5.5%
Interest expense	52.9	45.4	7.5	16.5
Interest income	(0.2)	(0.1)	(0.1)	(100.0)
Net loss on debt extinguishment	—	2.7	(2.7)	(100.0)
Other (income) expense, net	(0.6)	2.9	(3.5)	>(100.0)
Income tax provision	7.5	2.3	5.2	>100.0

Net income (loss)	$14.7	$(20.8)	$35.5	>100.0%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.80 to $1.02 and the average market price per pound of HDPE in the U.S. increased from $0.83 to $0.88.

Net sales for the Liquid Entities and China Roots contributed $98.6 million and $5.3 million, respectively, to the increase. Excluding the Liquid Entities and China Roots, higher unit volume increased net sales by approximately $34.3 million and the favorable impact of exchange rates increased net sales by $3.7 million. The remaining $29.0 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 12.5%.

On an operating segment basis, net sales for the three months ended March 31, 2011, in North America increased $158.5 million, or 31.4%, from the three months ended March 31, 2010. Excluding the Liquid Entities, higher unit volume increased net sales by approximately $33.1 million and the favorable impact of exchange rates increased net sales by $2.8 million. The remaining $122.6 million increase was largely driven by the net sales of the Liquid Entities of $98.6 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and automotive lubricants product categories contributed $120.4 million, $29.0 million and $9.5 million, respectively, to the increase, while the personal care/specialty product category decreased by $0.4 million. Container units sold in North America increased in the food and beverage and household product categories by 22.0% and 26.8%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 10.5% and 1.9%, respectively.

Net sales for the three months ended March 31, 2011, in Europe increased $0.7 million, or 1.2%, from the three months ended March 31, 2010. The increase in net sales was primarily due to higher resin costs, partially offset by the unfavorable impact of exchange rates of $0.6 million and lower unit volume.

Net sales for the three months ended March 31, 2011, in South America increased $6.2 million, or 27.7%, from the three months ended March 31, 2010. The increase in net sales was primarily due to higher unit volumes, higher resin costs, price increases and the favorable impact of exchange rates of $1.5 million.

Net sales for the three months ended March 31, 2011, in our Asian operations were $5.5 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the three months ended March 31, 2011, increased in North America by $15.7 million, decreased in Europe by $0.2 million, decreased in South America by $3.1 million and increased in Asia by $0.4 million, when compared to the three months ended March 31, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots. The remaining increase was due to increased unit volume in the legacy business and productivity improvements, offset by net price reductions. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The decrease was primarily due to a one-time fee for the three months ended March 31, 2010, of $35.0 million to affiliates of Blackstone and the Graham Family to terminate the Monitoring Agreement, bonuses paid in connection with the initial public offering (“IPO”) of Graham Packaging Company Inc. (“GPC”) of $3.5 million for the three months ended March 31, 2010, and other IPO-related costs of $0.5 million for the three months ended March 31, 2010. These decreases were offset by additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions of $2.4 million, other additional selling, general and administrative expenses of the 2010 acquisitions, an increase in expenses related to the integration of the Liquid Entities and expenses for other acquisition-related transactions.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the three months ended March 31, 2011, we identified indicators of possible impairment of certain assets in France, Mexico, Poland, Spain and the United States, and in the three months ended March 31, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap and collar agreements of $4.4 million.

Net Loss on Debt Extinguishment. We made principal payments against our senior secured credit agreement (the “Credit Agreement”) of $114.2 million in February 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with its IPO and of $14.7 million in March 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with the sale of additional shares of GPC following its IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in 2010 in the amount of $2.7 million. No similar payments were made in the three months ended March 31, 2011.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the three months ended March 31, 2011 and 2010. Other expense, net for the three months ended March 31, 2010, included a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the three months ended March 31, 2011, causing an increase in income tax expense over the three months ended March 31, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $5.1 million and $2.2 million outstanding as of March 31, 2011, and December 31, 2010, respectively. Included in other (income) expense, net were foreign exchange gains of $0.6 million and foreign exchange losses of $2.9 million, including a loss of $2.7 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, for the three months ended March 31, 2011 and 2010, respectively. Net sales for our Venezuelan subsidiary were $2.0 million for the three months ended March 31, 2011.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income (loss).” Exchange rate fluctuations increased comprehensive income by $15.3 million and increased comprehensive loss by $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Derivatives

During the first quarter of 2009, we elected to roll over our senior secured term loan in one-month increments to reduce our cash interest, as opposed to continuing to roll over our senior secured term loan in three-month increments to match the terms of our interest rate collar agreements. We had therefore discontinued hedge accounting for our interest rate collar and swap agreements. The amount recorded in accumulated other comprehensive income (loss) as of that date was being recognized as interest expense over the period in which the previously hedged activity continued to occur. Changes in the fair value of the interest rate collar and swap agreements from that date were also being recognized as interest expense. As a result of the refinancing of the Credit Agreement that enabled us to purchase the Liquid Entities on September 23, 2010, we wrote off the remaining unamortized amount in accumulated other comprehensive income (loss).

At March 31, 2011, and December 31, 2010, we had foreign currency exchange contracts outstanding for the purchase of pound sterling and euros in an aggregate amount of $5.1 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

Liquidity and Capital Resources

In the three months ended March 31, 2011, we generated $55.6 million of cash flow from operations and $5.3 million of proceeds from the issuance of ownership interests, and funded $38.2 million of investing activities and $5.1 million of other financing activities, resulting in a net source of cash of $19.0 million. The cash generated from operating activities came primarily from our net income adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital, excluding cash and the current portion of long-term debt, was primarily due to an increase in accounts receivable, due primarily to higher resin costs and higher sales, partially offset by an increase in accounts payable, due primarily to higher resin costs, and an increase in accrued interest.

Cash paid for property, plant and equipment for the three months ended March 31, 2011, was $38.2 million. Our largest capital spending in the first three months of 2011 included the installation of a new bottle line for a large beverage customer in Mexico, machinery and equipment relocation and new tooling for a large food customer in Mexico, and the installation of a new bottle line for a large food customer in Japan.

Cash used in financing activities for the three months ended March 31, 2011, included the paydown of the Term Loans (as defined herein) of $4.9 million.

As of March 31, 2011, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,018.0 million ($1,030.3 million aggregate outstanding principal amount less $12.3 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $912.6 million ($908.4 million aggregate outstanding principal amount plus $4.2 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company, and a $124.8 million senior secured revolving credit facility (the “Revolver”) that will expire on October 1, 2013, and with availability of $110.0 million (as reduced by $14.8 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and GPC Capital Corp. I (“CapCo I”) under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $14.7 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured net debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of March 31, 2011, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2011 with cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of March 31, 2011, and December 31, 2010, we had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

As of March 31, 2011, our total indebtedness was $2,829.2 million, net of $10.8 million unamortized net discount, and our indebtedness net of cash was $2,657.2 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. As of March 31, 2011, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

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

Reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31,		Four Quarters Ended March 31,
	2011	2010	2011
	(In millions)
Net income (loss)	$14.7	$(20.8)	$117.3
Interest income	(0.2)	(0.1)	(0.7)
Interest expense	52.9	45.4	193.1
Income tax provision (benefit)	7.5	2.3	(59.7)
Depreciation and amortization	53.1	38.6	185.5

EBITDA	$128.0	$65.4	$435.5

Reconciliation of EBITDA to covenant compliance EBITDA:

	Three Months Ended March 31,		Four Quarters Ended March 31,
	2011	2010	2011
	(In millions)
EBITDA	$128.0	$65.4	$435.5
Asset impairment charges	1.1	2.2	8.5
Other non-cash charges (a)	0.9	0.6	5.3
Fees related to monitoring agreements (b)	0.3	0.7	1.0
Net loss on debt extinguishment	—	2.7	28.5
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	—	7.0
Contract termination fee and IPO-related expenses (c)	—	39.0	0.6
Acquisition and integration expenses (d)	2.1	0.2	22.2
Transaction-related costs	1.2	—	1.2
Venezuelan hyper-inflationary accounting	(0.1)	2.7	(0.5)
Reorganization and other costs (e)	2.2	2.1	15.8
Project startup costs (f)	2.4	2.3	11.7

Covenant compliance EBITDA	$138.1	$117.9	$536.8

(a)	Represents the net loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.

(b)	Represents annual fees paid to Blackstone Management Partners III L.L.C., through the date of the IPO, and a limited partner of Holdings pursuant to the Fifth Amended and Restated Limited Partnership Agreement, the Monitoring Agreement and the Sixth Amended and Restated Limited Partnership Agreement.
(c)	Represents costs related to the termination of the Monitoring Agreement, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(e)	Represents costs recorded in the second half of 2010 related to a settlement to OnTech Operations, Inc. for claims against us, plant closures, employee severance and other costs defined in the Credit Agreement.
(f)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended March 31, 2011, the Operating Company’s covenant compliance EBITDA was $536.8 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.3x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of March 31, 2011, the Operating Company’s covenant compliance EBITDA could have fallen by $211.4 million to $325.4 million for the four quarters ended March 31, 2011, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.7x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement, for the four quarters ended March 31, 2011.

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

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of common stock of GPC, such as the contemplated merger of us with and into Silgan (as further described in “—Subsequent Events”), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under our other debt instruments. If we were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the Credit Agreement and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. Upon closing of the Merger (as defined herein), the surviving corporation is expected to make a change of control offer for the Notes. The source of funds for any such purchase of the Notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit facilities and indentures from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our senior secured credit facilities and the indentures. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

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

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into Income Tax Receivable Agreements (“ITRs”) which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of March 31, 2011, the value of the ITRs obligations was $16.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on our ability to make future distributions. No payments have been made under the ITRs since their inception.

At the closing of the Merger (as defined herein), the surviving corporation will be required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to change in control provisions in the ITRs.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded against net sales on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At March 31, 2011, and December 31, 2010, we had sold $17.4 million and $18.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Subsequent Events

Merger Agreement

On April 12, 2011, GPC and Silgan entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of both parties (and recommended by a special committee of GPC’s independent directors (the “Special Committee”)), GPC will merge with and into Silgan, with Silgan continuing as the surviving corporation (the “Merger”).

As a result of the Merger, each outstanding share of GPC’s common stock, other than shares owned by Silgan or GPC (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive a combination of (i) 0.402 shares of common stock of Silgan and (ii) $4.75 in cash, without interest.

The consummation of the Merger is subject to the adoption of the Merger Agreement by both parties’ stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain foreign antitrust approvals and other customary closing conditions. In addition, immediately prior to the effective time of the Merger, Holdings will be merged with and into GPC.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated, including by taking actions necessary (including with respect to selling or disposing of businesses or assets) to obtain the requisite antitrust approval, (ii) for each of the parties to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement (subject, in GPC’s case, to the right to change its recommendation under certain circumstances) and (iii) for GPC not to solicit alternative transactions.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement due to a change in the recommendation of GPC’s board of directors or the Special Committee in connection with a “Superior Proposal” or due to the acceptance by GPC of a “Superior Proposal,” GPC will be required to pay to Silgan a cash termination fee of $39.5 million and (ii) upon the termination of the Merger Agreement by GPC due to a breach by Silgan of its obligation to recommend that its stockholders adopt the Merger Agreement, Silgan will be required to pay GPC a cash termination fee of $39.5 million.

At the closing of the Merger, the surviving corporation is required to make a cash payment of $245 million to Blackstone and the Graham Family pursuant to contractual change in control provisions in GPC’s ITRs. This cash payment amount is based on certain assumptions as provided for within the agreements, including the assumed exchange of the remaining 4,496,440 limited partnership units of Holdings held by the Graham Family (see Note 21 of the Notes to Condensed Consolidated Financial Statements (Unaudited)). These agreements were entered into in connection with the IPO. The resulting cash payment amount reflects certain assumptions including the impact on the ITRs payments resulting from the exchange of all remaining limited partnership units held by the Graham Family. Upon the making of these payments, these ITRs will terminate. In addition, GPC will also be required to terminate at the closing of the Merger certain agreements including the Agreement and Plan of Recapitalization, Redemption and Purchase, dated December 18, 1997, among GPC affiliates and the Graham Family, and the Sixth Amended and Restated Agreement of Limited Partnership of Holdings, dated as of February 4, 2010, and GPC is required to use its reasonable best efforts to terminate the Registration Rights Agreement, dated as of February 10, 2010, among its affiliates, the Graham Family and Blackstone, and the other parties thereto. Entities affiliated with the Graham Family have entered into an agreement with GPC in which these entities have agreed that the foregoing agreements will be terminated at the closing of the Merger. These entities have also agreed to vote any shares of GPC’s common stock that they own in favor of the adoption of the Merger Agreement.

Graham Packaging Stockholder Voting Agreement

In connection with the execution of the Merger Agreement, Blackstone Capital Partners III Merchant Banking Fund L.P. and certain of its affiliates (the “Graham Packaging Stockholders”), owners of approximately 61.3% of the outstanding shares of GPC’s common stock, entered into a Voting Agreement, dated as of April 12, 2011 (the “Graham Packaging Stockholder Voting Agreement”), with Silgan, pursuant to which, among other things, the Graham Packaging Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Graham Packaging Stockholders entered into the Graham Packaging Stockholder Voting Agreement solely in their capacity as stockholders of GPC.

The Graham Packaging Stockholder Voting Agreement will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by GPC’s board of directors (or the Special Committee) of its recommendation that its stockholders adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that (i) reduces the value or changes the form of consideration payable to holders of GPC’s common stock in the Merger or (ii) is otherwise adverse to GPC’s stockholders in any material respect and (e) January 20, 2012.

Silgan Stockholder Voting Agreements

In connection with the execution of the Merger Agreement, R. Philip Silver, co-founder and director of Silgan, and certain of his related entities, owners of approximately 16.2% of the outstanding shares of common stock of Silgan, and D. Greg Horrigan, co-founder and director of Silgan, and certain of his related entities, owners of approximately 12.6% of the outstanding shares of common stock of Silgan (collectively, the “Silgan Stockholders”), each entered into a Voting Agreement, dated as of April 12, 2011 (collectively, the “Silgan Stockholder Voting Agreements”), with GPC, pursuant to which, among other things, the Silgan Stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement. The Silgan Stockholders entered into the Silgan Stockholder Voting Agreements solely in their capacity as stockholders of Silgan, and not in their capacity as directors or officers of Silgan.

The Silgan Stockholder Voting Agreements will terminate on the earliest to occur of (a) the effective time of the Merger, (b) the termination of the Merger Agreement, (c) a change by GPC’s board of directors (or the Special Committee) of its recommendation that GPC’s stockholders adopt the Merger Agreement, (d) the making of any waiver, amendment or modification of the Merger Agreement that is adverse to the Silgan Stockholders in any material respect and (e) January 20, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2010.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,946.2 million (net of $8.1 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,972.3 million and $1,977.1 million at March 31, 2011, and December 31, 2010, respectively. Our fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $883.0 million (net of $2.7 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at March 31, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $931.6 million and $915.1 million at March 31, 2011, and December 31, 2010, respectively.

Based on the outstanding amount of our variable-rate indebtedness at March 31, 2011, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.2 million, excluding the impact of our interest rate swap agreements at March 31, 2011.

Derivatives

The following table presents information for our interest rate swap agreements and foreign currency exchange contracts. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	March 31, 2011	December 31, 2010
	(In thousands)
Interest rate swap agreements:
Notional amount	$350,000	$350,000
Fair value – liability	(4,611)	(7,813)
Foreign currency exchange contracts:
Notional amount	5,055	2,222
Fair value – asset (liability)	98	(9)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 16 of the Notes to Condensed Consolidated Financial Statements (Unaudited) which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed.

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

Dated: May 2, 2011

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

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 12, 2011, between Graham Packaging Company Inc. and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

2.2	Agreement and Plan of Merger, dated as of April 12, 2011, among Graham Packaging Company Inc., Graham Packaging Holdings Company and BCP/Graham Holdings L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on April 15, 2011 (File No. 333-53603-03)).

3.1	Amended and Restated Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Voting Agreement, dated as of April 12, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., certain of its affiliates and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.2	Voting Agreement, dated as of April 12, 2011, between R. Philip Silver, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.3	Voting Agreement, dated as of April 12, 2011, between D. Greg Horrigan, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

31.1	Certification required by Rule 15d-14(a).

31.2	Certification required by Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.