Form 10-Q
period 2011-06-30
GRAHAM PACKAGING HOLDINGS CO
filed 2011-08-12
CIK 1061507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(717)849-8500

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

GRAHAM PACKAGING HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,059	$152,964
Accounts receivable, net	315,769	216,368
Inventories	272,330	247,166
Deferred income taxes	30,796	14,616
Prepaid expenses and other current assets	38,071	42,363

Total current assets	819,025	673,477
Property, plant and equipment, net	1,207,593	1,203,142
Intangible assets, net	186,639	195,780
Goodwill	658,255	643,064
Other non-current assets	73,549	91,364

Total assets	$2,945,061	$2,806,827

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$31,599	$34,007
Accounts payable	245,257	142,585
Accrued expenses and other current liabilities	203,868	196,332
Deferred revenue	40,294	32,471

Total current liabilities	521,018	405,395
Long-term debt	2,790,984	2,798,824
Deferred income taxes	13,016	11,294
Other non-current liabilities	90,595	89,333
Commitments and contingent liabilities (see Notes 15 and 16)
Partners’ capital (deficit):
General partners	(24,051)	(25,442)
Limited partners	(450,569)	(454,985)
Accumulated other comprehensive income (loss)	4,068	(17,592)

Total partners’ capital (deficit)	(470,552)	(498,019)

Total liabilities and partners’ capital (deficit)	$2,945,061	$2,806,827

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net sales	$821,238	$652,832	$1,577,735	$1,238,408
Cost of goods sold	696,896	532,234	1,338,307	1,015,492

Gross profit	124,342	120,598	239,428	222,916
Selling, general and administrative expenses	26,119	27,932	65,091	95,395
Asset impairment charges	1,369	554	2,478	2,792
Net (gain) loss on disposal of property, plant and equipment	(795)	826	(95)	1,053

Operating income	97,649	91,286	171,954	123,676
Interest expense	53,261	41,891	106,190	87,275
Interest income	(471)	(178)	(664)	(298)
Net loss on debt extinguishment	—	—	—	2,664
Other expense (income), net	211	349	(424)	3,212

Income before income taxes	44,648	49,224	66,852	30,823
Income tax provision	11,066	2,714	18,544	5,098

Net income	$33,582	$46,510	$48,308	$25,725

Net income allocated to general partners	$966	$1,365	$1,391	$864
Net income allocated to limited partners	$32,616	$45,145	$46,917	$24,861

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating activities:
Net income	$48,308	$25,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,723	77,645
Amortization of debt issuance fees	2,636	3,184
Accretion of senior unsecured notes	236	238
Net loss on debt extinguishment	—	2,664
Net (gain) loss on disposal of property, plant and equipment	(95)	1,053
Pension expense	1,500	1,577
Asset impairment charges	2,478	2,792
Unrealized (gain) loss on termination of cash flow hedge accounting	(6,502)	359
Stock compensation expense	498	656
Equity income from unconsolidated subsidiaries	(34)	(40)
Deferred tax provision	7,166	94
Foreign currency transaction (gain) loss	(300)	507
Interest receivable on loans to owners	(199)	(151)
Changes in operating assets and liabilities:
Accounts receivable	(95,345)	(47,419)
Inventories	(22,212)	2,397
Prepaid expenses and other current assets	5,472	20,490
Other non-current assets	(12,434)	(4,769)
Accounts payable and accrued expenses	104,889	15,642
Pension contributions	(2,468)	(2,916)
Other non-current liabilities	(742)	468

Net cash provided by operating activities	137,575	100,196

Investing activities:
Cash paid for property, plant and equipment	(80,580)	(75,937)
Proceeds from sale of property, plant and equipment	2,004	255
Cash paid for sale of business	(61)	—

Net cash used in investing activities	(78,637)	(75,682)

Financing activities:
Proceeds from issuance of long-term debt	27,072	42,518
Payment of long-term debt	(38,899)	(240,478)
Debt issuance fees	(462)	(648)
Net proceeds from sale of additional units to GPC (as defined herein)	—	165,636
Fees paid on behalf of GPC	(45,537)	(994)
Proceeds from issuance of ownership interests	6,421	—

Net cash used in financing activities	(51,405)	(33,966)

Effect of exchange rate changes on cash and cash equivalents	1,562	(2,244)

Increase (decrease) in cash and cash equivalents	9,095	(11,696)
Cash and cash equivalents at beginning of period	152,964	147,808

Cash and cash equivalents at end of period	$162,059	$136,112

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$99,953	$74,401
Cash paid for income taxes (net of refunds)	8,349	9,686
Non-cash investing and financing activities:
Accruals for purchases of property, plant and equipment	18,621	6,051
Accruals for debt issuance fees	1	136
Accruals related to acquisitions	676	—
Accruals for fees related to GPC’s initial public offering	—	250
Accruals for fees to be paid on behalf of GPC	3,722	—

See accompanying notes to condensed consolidated financial statements.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of Graham Packaging Holdings Company (“Holdings”), a Pennsylvania limited partnership, have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. All entities and assets owned by Holdings are referred to collectively with Holdings as the “Company.” Graham Packaging Company, L.P., Holdings’ wholly-owned subsidiary, is referred to as the “Operating Company.” In the opinion of the management of the Company, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the Condensed Consolidated Financial Statements (Unaudited). The Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010, is derived from audited financial statements. The Condensed Consolidated Financial Statements (Unaudited) and notes included in this report should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company is evaluating the impact that the adoption of ASU 2011-04 will have on its financial statements, but does not expect that the adoption will have a material impact.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact that the adoption of ASU 2011-05 will have on its financial statements, but does not expect that the adoption will have a material impact.

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

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is preliminary pending a final determination of the purchase price and a final valuation of the assets and liabilities, including a final valuation of property, plant and equipment, intangible assets and the impact on taxes of any adjustments to such valuations, all necessary to account for the acquisition in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair values. The initial allocated fair value of assets acquired and liabilities assumed, and subsequent adjustments, are summarized as follows (in thousands):

	As Originally Presented	Cumulative Adjustments	Adjusted Balance
Cash	$1,184	$—	$1,184
Accounts receivable	36,858	(144)	36,714
Inventories	35,029	136	35,165
Prepaid expenses and other current assets	1,247	40	1,287

Total current assets	74,318	32	74,350
Property, plant and equipment	193,186	(11,303)	181,883
Intangible assets	156,500	(600)	155,900
Goodwill	201,437	14,140	215,577

Total assets acquired	625,441	2,269	627,710
Less liabilities assumed	61,140	2,269	63,409

Net cost of acquisition	$564,301	$—	$564,301

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The adjustments set forth above include an adjustment to goodwill of approximately $6.5 million and $12.1 million for the three and six months ended June 30, 2011, respectively, related primarily to adjustments to fixed assets and the recognition of deferred revenue. The adjustments for the three and six months ended June 30, 2011, and in the aggregate since the acquisition, did not materially impact previously reported results of operations or cash flows. As a result, prior period financial statements have not been retrospectively adjusted.

The allocation set forth above is based on management’s estimate of the fair values using valuation techniques including the income, cost and market approaches. The amount allocated to intangible assets represents the estimated fair values of technologies of $58.2 million, customer relationships of $89.7 million, trade names of $5.0 million and non-compete agreement of $3.0 million. These intangible assets are being amortized on a straight-line basis over weighted-average estimated remaining lives of 11 years, 14 years, 3 years and 2 years for technologies, customer relationships, trade names and non-compete agreement, respectively, reflecting the expected future benefit periods of these intangible assets. Goodwill of $280.3 million is expected to be deductible for tax purposes. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 20 years. The initial purchase price allocations set forth above are based on all information available to the Company at the present time and are subject to change due to additional working capital adjustments and finalization of fair value calculations, and such changes could be material. The goodwill for the Liquid Entities is disclosed within the North American segment in Note 19.

The purchase agreement related to the Liquid Entities contains a stated purchase price of $568.0 million, plus cash on hand, minus certain indebtedness, resulting in a payment by the Company of $564.3 million on September 23, 2010, subject to a potential working capital adjustment. Included in this amount was a payment of $208.2 million to satisfy existing indebtedness of the Liquid Entities, including accrued interest, then outstanding. The Company and the sellers are in the process of finalizing the working capital adjustment and this adjustment could be material.

During the six months ended June 30, 2011, the Company incurred legal, professional and advisory costs directly related to the acquisition totaling $0.3 million. All such costs are included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the six months ended June 30, 2011. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $13.8 million and are reflected in other non-current assets on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2011.

Net sales of the Liquid Entities included in the Company’s consolidated results of operations totaled $201.2 million for the six months ended June 30, 2011.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition had taken place at January 1, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

	(In millions)
Net sales	$752	$1,429
Net income	$38	$29

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense as a result of a step-up in the basis of fixed assets and intangible assets, increased interest expense on acquisition debt and related tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at January 1, 2010, or of future results of operations of the entity.

3.	Accounts Receivable, Net

Accounts receivable, net are presented net of an allowance for doubtful accounts of $1.8 million and $1.7 million as of June 30, 2011, and December 31, 2010. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

4.	Concentration of Credit Risk

For the six months ended June 30, 2011 and 2010, 64.1% and 72.2% of the Company’s net sales, respectively, were generated by its top twenty customers. No customer had sales exceeding 10% of total sales for the six months ended June 30, 2011. The Company’s sales to PepsiCo, Inc., the Company’s largest customer, were 10.2% of total sales for the six months ended June 30, 2010. All of these sales were made in North America.

The Company had $220.1 million and $112.3 million of accounts receivable from its top twenty customers as of June 30, 2011, and December 31, 2010, respectively.

5.	Inventories

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Finished goods	$182,226	$162,136
Raw materials	90,104	85,030

Total	$272,330	$247,166

6.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is presented in the following table:

	Expected Useful Lives	June 30, 2011	December 31, 2010
	(in years)	(In thousands)
Land		$53,246	$52,651
Buildings and improvements	7-31.5	285,035	280,222
Machinery and equipment (1)	2-15	1,514,896	1,463,614
Molds and tooling	3-5	346,630	321,254
Furniture and fixtures	7	6,668	6,574
Computer hardware and software	3-7	42,567	41,843
Construction in progress		94,005	82,439

Property, plant and equipment		2,343,047	2,248,597
Less: accumulated depreciation and amortization		1,135,454	1,045,455

Property, plant and equipment, net		$1,207,593	$1,203,142

(1)	Includes longer-lived machinery and equipment of approximately $1,456.5 million and $1,407.0 million as of June 30, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 8 to 15 years; and shorter-lived machinery and equipment of approximately $58.4 million and $56.6 million as of June 30, 2011, and December 31, 2010, respectively, having estimated useful lives, when purchased new, ranging from 2 to 8 years.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Depreciation expense, including depreciation expense on assets recorded under capital leases, for the three months ended June 30, 2011 and 2010, was $44.7 million and $37.1 million, respectively, and for the six months ended June 30, 2011 and 2010, was $91.2 million and $73.8 million, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of these assets. Interest capitalized for the six months ended June 30, 2011 and 2010, was $3.4 million and $2.1 million, respectively.

The Company closed its plant located in Edison, New Jersey in 2008. The land and building at this location, having a carrying value of $6.6 million, are deemed to be held for sale, and as such are reflected in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2011, and December 31, 2010.

7.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization as of June 30, 2011, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
		(In thousands)
Patented technology	$87,765	$(16,915)	$70,850	10 years
Customer relationships	125,374	(15,627)	109,747	14 years
Trade names	5,000	(1,250)	3,750	3 years
Non-compete agreements	3,511	(1,219)	2,292	2 years

Total	$221,650	$(35,011)	$186,639

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

Amortization expense for the three months ended June 30, 2011 and 2010, was $5.1 million and $1.2 million, respectively, and for the six months ended June 30, 2011 and 2010, was $10.3 million and $2.4 million, respectively. Remaining estimated aggregate amortization expense for 2011 is $10.2 million. The estimated aggregate amortization expense for each of the next five years ending December 31 is as follows (in thousands):

2012	$20,100
2013	18,400
2014	16,800
2015	16,400
2016	15,300

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

8.	Goodwill

The changes in the carrying amount of goodwill were as follows:

	North America Segment	Europe Segment	South America Segment	Asia Segment	Total
			(In thousands)
Balance at January 1, 2011	$626,156	$15,449	$7	$1,452	$643,064
Adjustments to Liquid Entities purchase price allocation (see Note 2)	12,115	—	—	—	12,115
Foreign currency translation adjustments	1,718	1,320	—	38	3,076

Balance at June 30, 2011	$639,989	$16,769	$7	$1,490	$658,255

9.	Asset Impairment Charges

The Company continually reviews its assets for indicators of possible impairment. In the six months ended June 30, 2011, the Company identified indicators of possible impairment of certain assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States, and in the six months ended June 30, 2010, the Company identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, the Company evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, the Company adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-lived Assets,” resulting in impairment charges being recorded of $1.4 million and $2.5 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accrued employee compensation and benefits	$63,830	$72,508
Accrued interest	51,109	41,241
Accrued sales allowance	21,188	24,294
Other	67,741	58,289

	$203,868	$196,332

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

11.	Debt Arrangements

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Term loans (net of $7.3 million and $8.9 million unamortized net discount as of June 30, 2011, and December 31, 2010, respectively)	$1,926,544	$1,934,707
Revolver	—	—
Foreign and other revolving credit facilities	7,066	6,126
Senior notes due 2017 (net of $2.6 million and $2.9 million unamortized discount as of June 30, 2011, and December 31, 2010, respectively)	250,759	250,523
Senior notes due 2018	250,000	250,000
Senior subordinated notes	375,000	375,000
Capital leases	962	1,514
Other	12,252	14,961

	2,822,583	2,832,831
Less amounts classified as current (net of $3.8 million unamortized net discount as of each of June 30, 2011, and December 31, 2010)	31,599	34,007

Total	$2,790,984	$2,798,824

As of June 30, 2011, the credit agreement, as amended, consisted of a senior secured term loan of $1,016.4 million ($1,027.6 million aggregate outstanding principal amount less $11.2 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $910.1 million ($906.2 million aggregate outstanding principal amount plus $3.9 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company and GPC Capital Corp. I (“CapCo I”), and a $124.8 million senior secured revolving credit facility (the “Revolver” and, together with the Term Loans, the “Credit Agreement”) that will expire on October 1, 2013, and with availability of $109.1 million (as reduced by $15.7 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of the Company’s 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of the Company’s 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $9.8 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

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

The Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions by the Operating Company to Holdings. As of June 30, 2011, the Company was in compliance with all covenants.

Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the Credit Agreement.

As of June 30, 2011, and December 31, 2010, the Company had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017” and, together with the Senior Notes due 2018, the “Senior Notes”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone (as defined herein) through shares of common stock of Graham Packaging Company Inc. (“GPC”), the Company’s majority owner, such as the contemplated merger of GPC with a subsidiary of Reynolds Group Holdings Limited (as further described in Note 25), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under the Company’s other debt instruments. If the Company were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Credit Agreement and the Company’s other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, such as the contemplated merger of GPC with a subsidiary of Reynolds Group Holdings Limited (as further described in Note 25), the Company will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. As further described in Note 26, on July 7, 2011, the Company commenced tender offers for any and all of the Notes and solicited consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes, including with respect to the requirement to make a change of control offer for the Notes. On July 19, 2011, the Company announced that it had received the requisite consents from holders of the Senior Subordinated Notes to adopt the proposed amendments and accordingly, if the Merger (as defined herein) is completed, the Company will not be required to offer to repurchase the outstanding Senior Subordinated Notes as a result of the Merger; however, the Company has not received the requisite consents for the Senior Notes and therefore would be required to make a change of control offer for the Senior Notes upon the completion of the Merger, which would be funded by Reynolds Group Holdings Limited. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

12.	Fair Value Measurement

The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of these financial instruments approximate their carrying amounts.

Long-Term Debt

The Company’s long-term debt consists of both variable-rate and fixed-rate debt. The fair values of the Company’s long-term debt were based on market price information. The Company’s variable-rate debt, including the Company’s Credit Agreement, totaled $1,940.8 million (net of $7.3 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,954.1 million and $1,977.1 million at June 30, 2011, and December 31, 2010, respectively. The Company’s fixed-rate debt,

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $881.8 million (net of $2.6 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $951.1 million and $915.1 million at June 30, 2011, and December 31, 2010, respectively.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$87	$—
Liabilities:
Interest rate swap agreements	$—	$1,310	$—
Foreign currency exchange contract	—	30	—

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

Non-recurring Fair Value Measurements

The Company has real estate located in Edison, New Jersey that is held for sale. The aggregate carrying value of these assets at June 30, 2011, was $6.6 million, which is less than the fair value of these assets and therefore

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

resulted in no impairment charge for these assets. The determination of fair value included certain unobservable inputs, which reflect the Company’s assumptions regarding how market participants would price these assets in the marketplace, and therefore are considered level 3 inputs. The fair value of this real estate was based on offers received from potential buyers.

The Company recorded impairment charges of $1.4 million and $2.5 million for the three and six months ended June 30, 2011, respectively, for long-lived assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States whose carrying values exceeded fair values. The Company recorded impairment charges of $0.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively, for long-lived assets in Brazil, Mexico, the United Kingdom and the United States whose carrying values exceeded fair values. Fair values for these assets were based on projected future cash flows, discounted using either a risk-free rate or a risk-adjusted rate, which the Company considers level 3 inputs.

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

At June 30, 2011, and December 31, 2010, the Company had foreign currency exchange contracts outstanding for the purchase of pound sterling, euros and zloty in an aggregate amount of $3.8 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The notional amounts of the Company’s derivative instruments outstanding were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Derivatives designated as hedges:
Foreign currency exchange contracts	$3,825	$2,222

Total derivatives designated as hedges	$3,825	$2,222

Derivatives not designated as hedges:
Interest rate swap agreements	$350,000	$350,000

Total derivatives not designated as hedges	$350,000	$350,000

The fair values of the Company’s derivative instruments outstanding were as follows:

	Balance Sheet Location	June 30, 2011	December 31, 2010
		(In thousands)
Asset derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$87	$—

Total derivatives designated as hedges		87	—

Total asset derivatives		$87	$—

Liability derivatives:
Derivatives designated as hedges:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	$30	$9

Total derivatives designated as hedges		30	9

Derivatives not designated as hedges:
Interest rate swap agreements	Accrued expenses and other current liabilities	1,310	7,813

Total derivatives not designated as hedges		1,310	7,813

Total liability derivatives		$1,340	$7,822

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2011, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2011		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2011
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contracts	$258	$429	Other expense (income), net	$6	$43

Total derivatives designated as hedges	$258	$429		$6	$43

		Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2011
		Three Months	Six Months
		(In thousands)
Derivatives not designated as hedges:
Interest rate swap agreements	Interest expense	$(52)	$(155)

Total derivatives not designated as hedges		$(52)	$(155)

(a)	Accumulated other comprehensive income (loss) (“AOCI”).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The gains and losses on the Company’s derivative instruments during the three and six months ended June 30, 2010, were as follows:

	Amount of Gain or (Loss) Recognized in AOCI (a) (Effective Portion) for the Period Ended June 30, 2010		Income Statement Classification	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Period Ended June 30, 2010
	Three Months	Six Months		Three Months	Six Months
	(In thousands)			(In thousands)
Derivatives designated as hedges:
Cash flow hedges:
Foreign currency exchange contract	$(21)	$(110)	Other expense (income), net	$(21)	$(110)

Total derivatives designated as hedges	$(21)	$(110)		$(21)	$(110)

				Amount of Gain or (Loss) Recognized in Income for the Period Ended June 30, 2010
				Three Months	Six Months
				(In thousands)
Derivatives not designated as hedges:
Interest rate collar agreements			Interest expense	$—	$(86)
Interest rate swap agreements			Interest expense	(2,499)	(7,027)

Total derivatives not designated as hedges				$(2,499)	$(7,113)

14.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Holdings and the Operating Company, as limited partnerships, do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code as the applicable income or loss is included in the tax returns of the partners. However, certain U.S. subsidiaries are corporations and are subject to U.S. federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. For the six months ended June 30, 2011, the effective tax rate was lower than the U.S. federal statutory rate for corporations due to the partnership income not subject to federal income taxes offset primarily by certain foreign earnings subject to tax in multiple jurisdictions.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates. There was no significant change to the previously established valuation allowance during the six months ended June 30, 2011.

The Company had $21.5 million of Unrecognized Tax Benefits (“UTB”), exclusive of interest and penalties, as of June 30, 2011. For the six months ended June 30, 2011, the Company recorded a net increase in UTB of $1.0 million, exclusive of interest and penalties. At June 30, 2011, the Company had long-term deferred income tax assets of $9.8 million which offset the UTB. As of June 30, 2011, the Company had recorded additional UTB of $5.2 million related to interest and penalties. The Company does not expect a significant change in the UTB balance in the next twelve months. Approximately $3.7 million of UTB at June 30, 2011, if recognized, would impact the Company’s effective tax rate.

15.	Commitments

The Company is a party to various capital and operating leases involving real property and equipment. Total rent expense for operating leases was $14.1 million and $28.2 million for the three and six months ended June 30, 2011, respectively, and $11.8 million and $24.9 million for the three and six months ended June 30, 2010, respectively.

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

See Note 21 for commitment information related to the ITRs (as defined herein).

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

The Company is aware of two lawsuits relating to the merger agreement with Silgan Holdings Inc. (“Silgan”), which have been consolidated and the plaintiffs are now seeking to amend their complaints to challenge the merger agreement with Reynolds (as defined herein).

On April 25, 2011, James Gipson, a purported stockholder of GPC, filed a purported class action lawsuit in the Court of Common Pleas of York County, Pennsylvania against GPC, GPC’s directors and Silgan challenging the proposed merger between Silgan and GPC.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

On June 1, 2011, Phyllis Sciborowski, a purported stockholder of GPC, filed a purported class action and derivative lawsuit relating to the merger agreement with Silgan in the Court of Common Pleas of York County, Pennsylvania against GPC, GPC’s directors and Silgan. On July 21, 2011, the Court of Common Pleas of York County, Pennsylvania consolidated the Gipson and Sciborowski lawsuits. On August 2, 2011, the plaintiffs moved for leave to file an amended complaint. The proposed amended complaint asserts claims against GPC, GPC’s directors, Silgan, Reynolds and Bucephalas Acquisition Corp. The proposed amended complaint alleges that the directors of GPC have breached their fiduciary duties to GPC’s stockholders by, among other things (i) failing to fully inform themselves of GPC’s market value; (ii) failing to act in the best interests of GPC’s stockholders; (iii) failing to maximize stockholder value; and (iv) failing to act in accordance with their duties of good faith, due care, and loyalty. The proposed amended complaint also alleges that GPC’s information statement filed with the Securities and Exchange Commission (“SEC”) contains material omissions. The proposed amended complaint alleges that Silgan, Reynolds and Bucephalas Acquisition Corp. aided and abetted GPC’s directors’ alleged breaches of their fiduciary duties. The proposed amended complaint also alleges that Silgan was unjustly enriched by GPC’s payment of a termination fee to Silgan. The proposed amended complaint seeks (i) a declaration that the merger agreement with Reynolds is a breach of fiduciary duties and thus unenforceable; (ii) injunctive relief to prevent the defendants from consummating the merger between GPC and Reynolds unless and until GPC adopts and implements a procedure or process to obtain a merger agreement providing the best available terms for GPC’s stockholders and provides all material disclosures to GPC’s stockholders; (iii) recission, to the extent already implemented, of the terms of the merger agreement with Reynolds; (iv) disgorgement from the defendants of, and a constructive trust over, the termination fee paid to Silgan, as well as legal, accounting, and other professional fees paid in connection with the Silgan merger agreement; and (v) the costs and disbursements of the purported class and derivative action, including reasonable attorneys’ and experts’ fees. GPC believes that the lawsuit is without merit and intends to defend the action vigorously.

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

As of June 30, 2011, the Operating Company and CapCo I had outstanding $253.4 million aggregate principal amount of 8.25% Senior Notes due 2017, $250.0 million aggregate principal amount of 8.25% Senior Notes due 2018 and $375.0 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2014. Holdings and the domestic subsidiaries of the Operating Company have fully and unconditionally guaranteed these notes. These guarantees are both joint and several. The Operating Company, the guarantor subsidiaries and CapCo I are 100%-owned subsidiaries of Holdings.

The following unaudited condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2011, and December 31, 2010, and the related condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, for (i) Holdings on a parent only basis with its investments in the Operating Company and CapCo I recorded under the equity method, (ii) the Operating Company, a wholly-owned subsidiary of Holdings, on a parent only basis with its investments in subsidiaries recorded under the equity method, (iii) the guarantor domestic subsidiaries of the Operating Company, (iv) the non-guarantor subsidiaries of the Company, (v) CapCo I, a co-issuer of the Notes, and (vi) the Company on a consolidated basis.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$117,605	$26	$44,428	$—	$—	$162,059
Accounts receivable, net	—	100,786	122,076	92,907	—	—	315,769
Inventories	—	93,742	122,455	56,133	—	—	272,330
Deferred income taxes	—	—	24,968	5,828	—	—	30,796
Prepaid expenses and other current assets	—	10,686	9,971	17,414	—	—	38,071

Total current assets	—	322,819	279,496	216,710	—	—	819,025
Property, plant and equipment, net	—	409,770	490,536	307,287	—	—	1,207,593
Intangible assets, net	—	8,320	172,047	6,272	—	—	186,639
Goodwill	—	150,106	451,501	56,648	—	—	658,255
Net intercompany	—	1,559,765	—	—	—	(1,559,765)	—
Investment in subsidiaries	—	304,570	261,271	—	—	(565,841)	—
Other non-current assets	—	34,982	25,125	13,442	—	—	73,549

Total assets	$—	$2,790,332	$1,679,976	$600,359	$—	$(2,125,606)	$2,945,061

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$15,971	$678	$14,950	$—	$—	$31,599
Accounts payable	—	99,339	108,051	37,867	—	—	245,257
Accrued expenses and other current liabilities	—	104,640	45,728	53,500	—	—	203,868
Deferred revenue	—	22,894	11,908	5,492	—	—	40,294

Total current liabilities	—	242,844	166,365	111,809	—	—	521,018
Long-term debt	—	2,786,523	121	4,340	—	—	2,790,984
Deferred income taxes	—	219	—	12,797	—	—	13,016
Other non-current liabilities	—	44,209	25,787	20,599	—	—	90,595
Investment in subsidiaries	283,463	—	—	—	—	(283,463)	—
Net intercompany	187,089	—	1,264,443	108,233	—	(1,559,765)	—
Commitments and contingent liabilities
Partners’ capital (deficit)	(470,552)	(283,463)	223,260	342,581	—	(282,378)	(470,552)

Total liabilities and partners’ capital (deficit)	$—	$2,790,332	$1,679,976	$600,359	$—	$(2,125,606)	$2,945,061

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$330,770	$363,750	$168,478	$—	$(41,760)	$821,238
Cost of goods sold	—	274,231	319,119	145,306	—	(41,760)	696,896

Gross profit	—	56,539	44,631	23,172	—	—	124,342
Selling, general and administrative expenses	—	4,878	12,471	8,770	—	—	26,119
Asset impairment charges	—	1,026	88	255	—	—	1,369
Net loss (gain) on disposal of property, plant and equipment	—	430	8	(1,233)	—	—	(795)

Operating income	—	50,205	32,064	15,380	—	—	97,649
Interest expense, net	—	32,513	18,560	1,717	—	—	52,790
Other (income) expense, net	—	(1,863)	(37)	2,111	—	—	211
Equity in earnings of subsidiaries	(33,582)	(14,551)	(5,103)	—	—	53,236	—

Income (loss) before income taxes	33,582	34,106	18,644	11,552	—	(53,236)	44,648
Income tax provision	—	524	6,430	4,112	—	—	11,066

Net income (loss)	$33,582	$33,582	$12,214	$7,440	$—	$(53,236)	$33,582

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Net sales	$—	$633,127	$700,834	$315,237	$—	$(71,463)	$1,577,735
Cost of goods sold	—	522,580	614,206	272,984	—	(71,463)	1,338,307

Gross profit	—	110,547	86,628	42,253	—	—	239,428
Selling, general and administrative expenses	—	19,008	29,422	16,661	—	—	65,091
Asset impairment charges	—	1,128	493	857	—	—	2,478
Net loss (gain) on disposal of property, plant and equipment	—	520	44	(659)	—	—	(95)

Operating income	—	89,891	56,669	25,394	—	—	171,954
Interest expense, net	—	64,567	37,334	3,625	—	—	105,526
Other (income) expense, net	—	(4,741)	(79)	4,396	—	—	(424)
Equity in earnings of subsidiaries	(48,308)	(18,915)	(6,455)	—	—	73,678	—

Income (loss) before income taxes	48,308	48,980	25,869	17,373	—	(73,678)	66,852
Income tax provision	—	672	8,866	9,006	—	—	18,544

Net income (loss)	$48,308	$48,308	$17,003	$8,367	$—	$(73,678)	$48,308

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$47,574	$73,721	$16,280	$—	$—	$137,575

Investing activities:
Net cash paid for property, plant and equipment	—	(40,352)	(18,128)	(20,096)	—	—	(78,576)
Acquisitions of/investments in businesses, net of cash acquired	—	(15)	(14,323)	14,338	—	—	—
Intercompany investing activities	—	41,473	(3,476)	—	—	(37,997)	—
Cash paid for sale of business	—	(61)	—	—	—	—	(61)

Net cash provided by (used in) investing activities	—	1,045	(35,927)	(5,758)	—	(37,997)	(78,637)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	27,072	—	—	27,072
Payment of long-term debt	—	(8,342)	(329)	(30,228)	—	—	(38,899)
Intercompany financing activities	—	2,209	(38,547)	(1,659)	—	37,997	—
Debt issuance fees	—	(462)	—	—	—	—	(462)
Fees paid on behalf of GPC	—	(45,537)	—	—	—	—	(45,537)
Proceeds from issuance of ownership interests	—	6,421	—	—	—	—	6,421

Net cash (used in) provided by financing activities	—	(45,711)	(38,876)	(4,815)	—	37,997	(51,405)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,562	—	—	1,562

Increase (decrease) in cash and cash equivalents	—	2,908	(1,082)	7,269	—	—	9,095
Cash and cash equivalents at beginning of period	—	114,697	1,108	37,159	—	—	152,964

Cash and cash equivalents at end of period	$—	$117,605	$26	$44,428	$—	$—	$162,059

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

GRAHAM PACKAGING HOLDINGS COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands)

	Graham Packaging Holdings Company	Graham Packaging Company, L.P.	Guarantors	Non- Guarantors	CapCo I	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$(2,589)	$72,131	$30,684	$—	$(30)	$100,196

Investing activities:
Net cash paid for property, plant and equipment	—	(21,445)	(18,541)	(35,696)	—	—	(75,682)
Intercompany investing activities	—	2,403	(50,815)	—	—	48,412	—

Net cash (used in) provided by investing activities	—	(19,042)	(69,356)	(35,696)	—	48,412	(75,682)

Financing activities:
Proceeds from issuance of long-term debt	—	245	—	42,273	—	—	42,518
Payment of long-term debt	—	(200,620)	(375)	(39,483)	—	—	(240,478)
Intercompany financing activities	—	41,051	(2,403)	9,764	—	(48,412)	—
Debt issuance fees	—	(648)	—	—	—	—	(648)
Net proceeds from sale of additional units to GPC	—	165,636	—	—	—	—	165,636
Fees paid on behalf of GPC	—	(994)	—	—	—	—	(994)

Net cash provided by (used in) financing activities	—	4,670	(2,778)	12,554	—	(48,412)	(33,966)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,274)	—	30	(2,244)

(Decrease) increase in cash and cash equivalents	—	(16,961)	(3)	5,268	—	—	(11,696)
Cash and cash equivalents at beginning of period	—	124,262	3	23,543	—	—	147,808

Cash and cash equivalents at end of period	$—	$107,301	$—	$28,811	$—	$—	$136,112

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

18.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Net income	$33,582	$46,510	$48,308	$25,725
Changes in fair value of derivatives designated and accounted for as cash flow hedges (net of tax of $0 for all periods presented)	252	—	386	—
Amortization of amounts in accumulated other comprehensive income (loss) as of the date the Company discontinued hedge accounting for its interest rate collar and swap agreements (net of tax of $0 for all periods presented)	—	2,018	—	4,107
Amortization of prior service costs and unrealized actuarial losses included in net periodic benefit costs for pension and post-retirement plans (net of tax provisions of $65 and $130 for the three and six months ended June 30, 2011, respectively, and $9 and $19 for the three and six months ended June 30, 2010, respectively)	396	516	726	859
Foreign currency translation adjustments (net of tax provisions of $2,354 and $2,358 for the three and six months ended June 30, 2011, respectively, and $77 for each of the three and six months ended June 30, 2010)	5,248	(22,850)	20,548	(24,537)

Comprehensive income	$39,478	$26,194	$69,968	$6,154

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

19.	Segment Information

The Company is organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. The Company began accounting for its new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots Packaging PTE Ltd. Segment information for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011, and December 31, 2010, representing the reportable segments currently utilized by the chief operating decision makers, was as follows:

		North America	Europe	South America	Asia	Eliminations (a)	Total
		(In thousands)
Net sales (b) (c)	Three months ended June 30, 2011	$721,145	$64,648	$29,285	$7,471	$(1,311)	$821,238
	Three months ended June 30, 2010	574,136	54,527	24,413	—	(244)	652,832
	Six months ended June 30, 2011	1,385,121	123,626	57,890	12,956	(1,858)	1,577,735
	Six months ended June 30, 2010	1,079,290	112,791	46,861	—	(534)	1,238,408

Operating income (loss)	Three months ended June 30, 2011	$93,238	$4,930	$(340)	$(179)	$—	$97,649
	Three months ended June 30, 2010	84,326	5,693	1,267	—	—	91,286
	Six months ended June 30, 2011	162,916	11,866	(2,364)	(464)	—	171,954
	Six months ended June 30, 2010	107,053	13,043	3,580	—	—	123,676

Depreciation and amortization	Three months ended June 30, 2011	$45,006	$4,101	$2,069	$516	$—	$51,692
	Three months ended June 30, 2010	33,555	4,109	1,408	—	—	39,072
	Six months ended June 30, 2011	89,927	8,024	5,802	970	—	104,723
	Six months ended June 30, 2010	66,669	8,440	2,536	—	—	77,645

Asset impairment charges	Three months ended June 30, 2011	$229	$152	$988	$—	$—	$1,369
	Three months ended June 30, 2010	515	—	39	—	—	554
	Six months ended June 30, 2011	961	529	988	—	—	2,478
	Six months ended June 30, 2010	2,414	322	56	—	—	2,792

Interest expense, net	Three months ended June 30, 2011	$51,680	$331	$637	$142	$—	$52,790
	Three months ended June 30, 2010	40,654	307	752	—	—	41,713
	Six months ended June 30, 2011	103,118	587	1,542	279	—	105,526
	Six months ended June 30, 2010	85,123	638	1,216	—	—	86,977

Other (income) expense, net	Three months ended June 30, 2011	$(1,033)	$1,737	$(142)	$(351)	$—	$211
	Three months ended June 30, 2010	(1,309)	1,829	(171)	—	—	349
	Six months ended June 30, 2011	(3,429)	3,622	(415)	(202)	—	(424)
	Six months ended June 30, 2010	(2,651)	3,352	2,511 (d)	—	—	3,212

Income tax provision (benefit)	Three months ended June 30, 2011	$9,719	$665	$801	$(119)	$—	$11,066
	Three months ended June 30, 2010	978	1,764	(28)	—	—	2,714
	Six months ended June 30, 2011	15,633	2,076	1,198	(363)	—	18,544
	Six months ended June 30, 2010	1,794	3,098	206	—	—	5,098

Identifiable assets (b) (c) (e)	As of June 30, 2011	$985,639	$130,492	$66,710	$24,752	$—	$1,207,593
	As of December 31, 2010	991,676	125,433	69,044	16,989	—	1,203,142

Goodwill	As of June 30, 2011	$639,989	$16,769	$7	$1,490	$—	$658,255
	As of December 31, 2010	626,156	15,449	7	1,452	—	643,064

Cash paid for property, plant and equipment	Six months ended June 30, 2011	$67,299	$4,889	$1,857	$6,535	$—	$80,580
	Six months ended June 30, 2010	50,269	8,323	17,345	—	—	75,937

(a)	To eliminate intercompany transactions.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

(b)	The Company’s net sales for Europe include countries having significant sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In millions)
Poland	$15.0	$12.6	$29.1	$26.5
Belgium	13.7	12.6	26.1	26.8
Spain	7.7	6.9	14.7	14.2
France	8.6	7.0	17.2	14.7

The Company’s identifiable assets for Europe include countries having significant identifiable assets as follows:

	June 30, 2011	December 31, 2010

	(In millions)
Poland	$34.7	$33.0
Belgium	29.3	27.2
Spain	19.9	21.0
France	22.2	20.9

(c)	The Company’s net sales for North America include sales in Mexico which totaled $56.9 million and $47.0 million for the three months ended June 30, 2011 and 2010, respectively, and $103.3 million and $86.6 million for the six months ended June 30, 2011 and 2010, respectively. Identifiable assets in Mexico totaled $77.3 million and $70.6 million as of June 30, 2011, and December 31, 2010, respectively. Substantially all of the North America reportable segment’s remaining net sales and identifiable assets are in the United States.
(d)	Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes. Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations. All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured into U.S. dollars. As a result of the application of hyper-inflationary accounting requiring the revaluation of monetary assets and liabilities, the Company recorded a $2.5 million loss in other expense for the six months ended June 30, 2010. Net sales for Venezuela were $1.8 million and $3.9 million for the three and six months ended June 30, 2011, respectively, and net assets for Venezuela were less than 1.5% of the Company’s total net assets as of June 30, 2011, and December 31, 2010. As the Venezuelan operations are not significant to the overall operations of the Company, future rate changes in the bolivar would not have a significant impact on the Company’s financial statements.
(e)	Represents property, plant and equipment, net.

Product Net Sales Information

The following is supplemental information on net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Food and Beverage	$560,062	$407,819	$1,047,845	$769,752
Household	131,457	111,084	269,868	218,008
Personal Care/Specialty	43,549	40,935	85,060	82,505
Automotive Lubricants	86,170	92,994	174,962	168,143

Total Net Sales	$821,238	$652,832	$1,577,735	$1,238,408

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

20.	Pension Plans

The components of net periodic pension cost for the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$603	$546	$1,204	$1,094
Interest cost	1,659	1,585	3,316	3,176
Expected return on plan assets	(1,976)	(1,740)	(3,952)	(3,483)
Net amortization and deferral of prior service costs	466	396	932	790

Net periodic pension cost	$752	$787	$1,500	$1,577

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $5.3 million to its pension plans in 2011. As of June 30, 2011, $2.5 million of required contributions to its pension plans has been made and the Company expects to make an additional $2.8 million of contributions in the remainder of 2011.

The Company recognized $2.4 million and $1.9 million of expense for its 401(k) plans in the second quarters of 2011 and 2010, respectively, and $5.1 million and $3.7 million of expense for its 401(k) plans in the first halves of 2011 and 2010, respectively.

21.	Transactions with Related Parties

The Company had transactions with entities affiliated through common ownership. The Company made payments to Graham Engineering Corporation, which is owned by the Graham Family, for equipment and related services of $1.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.

Affiliates of both the Graham Family and Blackstone have supplied management and advisory services to the Company since 1998. The Company has recorded $0.3 million and $0.3 million of expense for these services for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Under the Fifth Amended and Restated Limited Partnership Agreement and the Monitoring Agreement, the Company was obligated to make annual payments of $2.0 million and $3.0 million to affiliates of the Graham Family and Blackstone, respectively. In exchange for a one-time payment of $26.3 million to Blackstone Management Partners III L.L.C. and $8.8 million to Graham Alternative Investment Partners I, LP, the parties of the Monitoring Agreement agreed to terminate such agreement in the first quarter of 2010. These amounts paid to terminate the Monitoring Agreement are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the six months ended June 30, 2010. As a result of the termination, Blackstone, the Graham Family and their affiliates have no further obligation to provide monitoring services to the Company, and the Company has no further obligation to make annual payments of $4.0 million, under the Monitoring Agreement. As a result, as of February 10, 2010, the Company is only obligated to make annual payments of $1.0 million to affiliates of the Graham Family for ongoing management and advisory services under the Sixth Amended and Restated Limited Partnership Agreement, until such time that the Graham Family sells more than two thirds of its original investment owned on February 2, 1998 (or common stock for which such partnership interests have been or are eligible to be exchanged), and such services would then cease.

On behalf of Blackstone, the Company made payments to a former Chief Executive Officer and Chief Financial Officer of the Operating Company on January 5, 2007, for the repurchase of all of their outstanding shares of GPC, pursuant to separation agreements dated as of December 3, 2006. Additionally, on behalf of Blackstone, the Company made a payment to a former Senior Vice President of the Operating Company on April 10, 2009, for the repurchase of all of his outstanding shares of GPC. As a result of these payments, Blackstone became the owner of these shares and owes the Company $5.0 million and $4.8 million as of June 30, 2011, and December 31, 2010, respectively, including accrued interest. This receivable is reflected in partners’ capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited).

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

The Company has provided funding to GPC to cover its expenses, primarily in connection with the initial public offering of GPC that occurred in February 2010 (“IPO”), the aborted merger with Silgan Holdings Inc. and the proposed merger with Reynolds Group Holdings Limited (as further described in Note 25), resulting in receivables from GPC, which are reflected in partners capital (deficit) on the Condensed Consolidated Balance Sheets (Unaudited), of $51.5 million and $2.3 million as of June 30, 2011, and December 31, 2010, respectively.

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

Excluding the potential impact of the Merger (as defined herein) discussed in Note 25, GPC expects that future payments under the ITRs will aggregate to between $200.0 million and $235.0 million. This range includes payments under the ITRs resulting from the Graham Family’s exchange of 4,930,663 limited partnership units through June 30, 2011. Additional payments under the ITRs for tax basis step-ups relating to future exchanges by the Graham Family of their remaining 2,657,358 limited partnership units in the Company for GPC common stock is dependent upon the timing and value of such exchanges, and is not reflected in the above range. This range is based on GPC’s assumptions considering various inputs, including valuation analysis and historical tax basis amounts. GPC will recognize obligations based on the amount of recorded net deferred income tax assets recognized at each balance sheet date, and subject to the ITRs. Changes in the recorded net deferred income tax assets that are subject to the ITRs obligations will result in changes in the ITRs obligations, and such changes will be recorded as other income or expense. As of June 30, 2011, the value of the ITRs obligations was $24.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on the Company’s ability to make distributions. Upon the effective date of the respective ITRs, GPC recorded an initial obligation of $6.5 million, which was recognized as a reduction of additional paid-in capital. GPC recorded $8.0 million and $3.6 million in non-operating expense related to the increase in the ITRs obligations for the three months ended June 30, 2011 and 2010, respectively, and $12.6 million and $4.9 million in non-operating expense related to the increase in the ITRs obligations for the six months ended June 30, 2011 and 2010, respectively. No payments have been made under the ITRs since their inception. At the closing of the Merger, the surviving corporation will be required to make a cash payment of $245 million to GPC’s pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and the Graham Family pursuant to change in control provisions in the ITRs.

Gary G. Michael, a member of GPC’s Board of Directors and a member of the former committee that advised Holdings and its partners, also serves on the Board of Directors of The Clorox Company, which is a large customer of the Company. Included in current assets at June 30, 2011, and December 31, 2010, were receivables from The Clorox Company of $4.6 million and $1.1 million, respectively. Included in net sales for the three months ended June 30, 2011 and 2010, were net sales to The Clorox Company of $18.2 million and $13.5 million, respectively, and for the six months ended June 30, 2011 and 2010, were $35.9 million and $24.0 million, respectively.

Pinnacle Foods, which is owned by Blackstone, is a customer of the Company. Included in net sales for the three months ended June 30, 2011 and 2010, were net sales to Pinnacle Foods of $3.5 million and $1.6 million, respectively, and for the six months ended June 30, 2011 and 2010, were $7.2 million and $3.3 million, respectively.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

22.	Environmental Matters

As a result of the Company closing its plant located in Edison, New Jersey, the Company is subject to New Jersey’s Industrial Site Recovery Act (“ISRA”). The Company acquired this facility from Owens-Illinois, Inc. in 2004. ISRA is an environmental law that specifies a process of reporting to the New Jersey Department of Environmental Protection (“NJDEP”) and, in some situations, investigating, cleaning up and/or taking other measures with respect to environmental conditions that may exist at an industrial establishment that has been shut down or is being transferred. The Company is in the process of implementing its obligations under ISRA regarding this facility. The Company has recorded a preliminary reserve in 2010 of $0.4 million for this obligation and has recorded no additional expense for the six months ended June 30, 2011. This amount may change based on results of additional investigation expected to be undertaken for NJDEP, however, the Company does not believe that such changes will have a significant impact on the results of operations.

23.	Partners’ Capital (Deficit)

As part of the IPO, the Graham Family entered into an Exchange Agreement. Under the Exchange Agreement, the Graham Family and certain permitted transferees may, subject to specific terms, exchange their limited partnership units in the Company for shares of GPC’s common stock at any time and from time to time on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications. Under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in the first quarter of 2010 to exchange 1,324,900 limited partnership units of the Company for 1,324,900 shares of GPC’s common stock. Additionally, under this Exchange Agreement, entities controlled by the Graham Family and certain of their permitted transferees exercised their rights in January 2011 to exchange 1,766,681 limited partnership units of the Company for 1,766,681 shares of GPC’s common stock, in May 2011 to exchange 1,000,000 limited partnership units of the Company for 1,000,000 shares of GPC’s common stock, and in June 2011 to exchange 839,082 limited partnership units of the Company for 839,082 shares of GPC’s common stock. Holdings issued an aggregate of 1,324,000, 1,766,681, 1,000,000 and 839,082 limited partnership units to GPC in consideration for the corresponding number of limited partnership units surrendered and extinguished as a result of each of such exchanges, respectively. The Company has also entered into Management Exchange Agreements which provide for similar rights to management to exchange limited partnership units of the Company obtained on exercise of outstanding options for shares of GPC’s common stock.

As of June 30, 2011:

•

GPC owns 65,731,352 limited partnership units, representing a 93.3% ownership in the Company, and its wholly-owned subsidiary, BCP/Graham Holdings L.L.C., is the sole general partner and owns 2,023,472 general partnership units, representing a 2.9% ownership in the Company;

•	the Graham Family owns an aggregate of 2,657,358 limited partnership units, representing a 3.8% ownership in the Company; and

•	a former employee owns 35,167 limited partnership units, representing a less than 0.1% ownership in the Company.

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

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

A summary of the changes in the unit options outstanding under the option plans for the six months ended June 30, 2011, is as follows:

	Units Under Options	Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at January 1, 2011	3,099,462	$8.05
Granted	—	—
Exercised	(837,549)	8.83
Forfeited	(6,616)	12.19

Outstanding at June 30, 2011	2,255,297	$7.76	6.1	$37.8

Vested or expected to vest	1,628,018	$8.14	5.8	$26.6
Exercisable at June 30, 2011	1,265,922	$7.94	5.6	$21.0

A summary of the changes in the stock options outstanding under the option plans for the six months ended June 30, 2011, is as follows:

	Common Stock Under Options		Weighted Average Exercise Price/Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In millions)
Outstanding at January 1, 2011	835,522		$10.18
Granted	13,050	(1)	16.72
Exercised	—		—
Forfeited	—		—

Outstanding at June 30, 2011	848,572		$10.28	8.7	$12.1

Vested or expected to vest	848,572		$10.28	8.7	$12.1
Exercisable at June 30, 2011	205,806		$10.16	8.6	$3.0

(1)	For the options granted in 2011, the Company will incur incremental compensation expense of approximately $0.1 million over the four-year vesting period of the options.

25.	Proposed Merger

On June 17, 2011, GPC, Reynolds Group Holdings Limited (“Reynolds”) and Bucephalas Acquisition Corp., an indirect wholly-owned subsidiary of Reynolds (“Merger Sub”), entered into an Agreement and Plan of Merger and an amendment thereto (as amended, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GPC, with GPC continuing as the surviving corporation and an indirect wholly-owned subsidiary of Reynolds (the “Merger”). Prior to entering into the Merger Agreement, GPC terminated the previously announced merger agreement (the “Prior Merger Agreement”) with Silgan. In accordance with the terms of the Prior Merger Agreement, GPC paid a $39.5 million termination fee to Silgan.

As a result of the Merger, each outstanding share of GPC’s common stock, other than shares owned by Reynolds or GPC (which will be cancelled) and other than those shares with respect to which appraisal rights are

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

properly exercised and not withdrawn, will be converted into the right to receive $25.50 in cash, without interest. In addition, immediately prior to or contemporaneously with the effective time of the Merger, Holdings will engage in a merger that will result in the equity holders of Holdings (other than GPC) receiving the same cash consideration as is payable in the Merger. Also, pursuant to the terms of the equity incentive plans of GPC and corresponding award agreements with its officers and directors, upon the completion of the Merger, all stock options that vest based solely on the passage of time and continued employment and all stock options that vest upon attainment of certain performance goals will become fully vested if the optionholder remains employed by the Company until the effective time of the Merger. At the effective time of the Merger, all such options will be cancelled and converted into the right of the holder to receive an amount in cash, without interest and less any applicable withholding tax, equal to the product of the total number of shares (or share equivalents) of GPC’s common stock multiplied by the excess, if any, of $25.50 over the exercise price per share (or share equivalent) subject to such option.

At the closing of the Merger, Reynolds is required to pay, or cause to be paid, a cash payment of $245 million pursuant to contractual change in control provisions in the ITRs. In addition, GPC is required to, or will, make certain change of control payments to management under compensation plan agreements and employment contracts. These include transaction bonuses, payments under long-term compensation plans, payments in lieu of 2011 equity grants and excise tax gross-ups of certain officers as required in their employment agreements. These payments are contingent on the completion of the Merger.

The consummation of the Merger was subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which waiting period expired on July 25, 2011) and the receipt of certain foreign antitrust approvals and other customary closing conditions. Blackstone, which owned approximately 60% of the outstanding shares of GPC’s common stock on June 17, 2011, executed a written consent on that date to approve the transaction, thereby providing the required stockholder approval for the Merger. No further action is required to approve the Merger by the stockholders of GPC or by the stockholders of Reynolds. Prior to the amendment to the Merger Agreement, the Merger Agreement provided Reynolds with the right to terminate the Merger Agreement if Blackstone did not execute and deliver a written consent to approve the transaction within 3 days of execution of the Merger Agreement. Under the terms of the amendment to the Merger Agreement, the merger consideration was increased from $25.00 to $25.50 in cash per share of GPC’s common stock, in consideration for GPC’s agreement to a material shortening of the deadline for delivery of Blackstone’s written consent approving the Merger.

26.	Subsequent Events

Tender Offer and Consent Solicitations

On July 7, 2011, the Company announced that the Operating Company and CapCo I (collectively, the “Issuers”) commenced tender offers for any and all of their Notes outstanding and solicitation of consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes. The Issuers established 5:00 p.m., New York City time, July 6, 2011, as the record date for the consent solicitations.

The purpose of the tender offers and consent solicitations is to collectively offer holders of Notes an opportunity to receive consideration that represents a premium to the consideration that they would receive if they were to require the Issuers to purchase their Notes in a change of control offer (as defined in the applicable indentures) resulting from the pending Merger of GPC with Reynolds, assuming a 30-day notice period following the change of control, and to provide Reynolds and its affiliates with “Permitted Holder” status under the indentures governing the Notes that is substantially similar to the status that they would have if a change of control offer were consummated, as more fully described in the Offer to Purchase and Consent Solicitation Statement, dated July 6, 2011 (the “Statement”). In the event that the proposed amendments are adopted with respect to a series of Notes, the Issuers will not be required to make a change of control offer for the untendered Notes of that series of Notes in connection with the Merger or with respect to the ownership of GPC and its subsidiaries by Reynolds and its affiliates.

The tender offers and consent solicitations were requested by Reynolds and are being conducted in connection with the Merger. The tender offers and consent solicitations are conditioned on consummation of the Merger, which is itself subject to customary closing conditions, including foreign regulatory approvals. In addition, the tender offers and consent solicitations are conditioned on the receipt of requisite consents to approve the

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

proposed amendments (with respect to each series of Notes, consents in respect of at least a majority in principal amount of the then outstanding Notes issued under the applicable indenture) and the general conditions set forth in the Statement.

Under the terms of the tender offers and consent solicitations, a holder of Notes is entitled to receive an amount paid in cash equal to $1,020 per $1,000 principal amount of each series of Notes, plus accrued and unpaid interest from the last applicable interest payment date to, but not including, the date of settlement (which the Issuers intend to coincide with the closing of the Merger), only if (i) such Notes were held by such holder as of the record date for the consent solicitations and (ii) such holder validly tendered such Notes and validly delivered consents with respect to such Notes prior to 5:00 p.m., New York City time, on July 19, 2011 (the “Early Tender/Consent Deadline”) (without validly withdrawing such Notes or revoking such consents). The total consideration included (i) an early tender premium of $10 per $1,000 principal amount of Notes, payable to holders who tendered their Notes and (ii) a consent fee of $15 per $1,000 principal amount of Notes, payable only to holders of Notes as of the record date who delivered their consents with respect to Notes held as of the record date, in each case, prior to the Early Tender/Consent Deadline and without validly withdrawing such Notes or revoking such consents.

Holders who validly tender their Notes after the Early Tender/Consent Deadline (and do not validly withdraw such Notes) will receive $995 per $1,000 principal amount of Notes tendered, plus accrued and unpaid interest to, but not including, the date of settlement.

The withdrawal deadline for the tender of Notes was 5:00 p.m., New York City time, on July 19, 2011, unless extended or earlier terminated. The tender offers were initially scheduled to expire at 8:00 a.m., New York City time, on August 4, 2011, unless extended or earlier terminated. On August 4, 2011, the Issuers extended the expiration time of the tender offer for their Senior Subordinated Notes to 5:00 p.m., New York City time, on August 19, 2011, unless further extended or earlier terminated. The Issuers intend for the date of settlement to coincide with the closing of the Merger. Consequently, the Issuers may extend the expiration time and the final acceptance date for tenders as necessary for this to occur. Subject to the satisfaction or waiver of the conditions to the Merger, the Merger is currently expected to close in the third calendar quarter of this year.

Deliveries of consents with respect to any series of Notes may be validly revoked prior to the time that holders of at least a majority in principal amount of such series of Notes deliver their consents, unless such time is extended. Subject to applicable law, the Issuers reserve the right to terminate or amend in any respect any or all of the tender offers and consent solicitations.

Amendment to Tender Offer and Consent Solicitations

On July 18, 2011, the Issuers amended the terms of the tender offers and consent solicitations for their Senior Notes set forth in the Statement and the related Consent Letter (as defined in the Statement). The amendments:

•	increased the consent fee from $15 to $25 per $1,000 principal amount of Senior Notes for which consents were validly delivered prior to the Early Tender/Consent Deadline;

•

extended the Early Tender/Consent Deadline applicable to the tender offers and consent solicitations for the Senior Notes previously scheduled for 5:00 p.m., New York City time, on July 19, 2011, to 5:00 p.m., New York City time, on July 20, 2011; and

•	decreased a base offer consideration offered to holders of the Senior Notes who validly tender their Senior Notes from $995 to $985 per $1,000 principal amount of Senior Notes tendered.

The total consideration offered for the Senior Notes remained unchanged at $1,020 per $1,000 principal amount of Senior Notes validly tendered, and related consents validly delivered, prior to the Early Tender/Consent Deadline.

The Issuers did not change any of the terms of the tender offer and consent solicitation related to their Senior Subordinated Notes.

On July 19, 2011, the Company announced that the Issuers received the Requisite Consents (as defined in the Statement) from holders of the Senior Subordinated Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes. The Issuers did not receive the Requisite Consents from holders of the Senior Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes.

GRAHAM PACKAGING HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—continued

Acquisition

On July 6, 2011, the Company completed its acquisition of the assets of Techne - Technipack Engineering Italia S.r.l. for total consideration of €8.8 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding our future financial position, economic performance and results of operations, as well as our business strategy, budgets and projected costs and plans and objectives of management for future operations, and the information referred to under “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 3), are forward-looking statements. Certain statements regarding our proposed merger with Reynolds Group Holdings Limited (“Reynolds”) and the expected benefits from such merger, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical fact, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our and Reynolds’ industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our and Reynolds’ control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including, without limitiation, the expected closing date of the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized, or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we and Reynolds do business; the possiblitity that the merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions; the risk that a regulatory approval may be obtained subject to conditions; the risk that financing for the transaction may not be available on favorable terms; and Reynolds’ and our ability to accurately predict future market conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties under “Risk Factors”(Part I, Item 1A) in the Annual Report on Form 10-K of Graham Packaging Holdings Company (“Holdings”) for the fiscal year ended December 31, 2010. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report on Form 10-Q in the context of these risks and uncertainties.

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

As of June 30, 2011, we operated a network of 97 manufacturing facilities throughout North America, Europe, South America and Asia. We are organized and managed on a geographical basis in four operating segments: North America, Europe, South America and Asia. Each operating segment includes four major categories: Food and Beverage, Household, Personal Care/Specialty and Automotive Lubricants. Our primary strategies are to manage our business for stable growth and strong cash flow from operations, leverage our technology portfolio to meet the needs of our customers, target organic growth in attractive markets utilizing our proven business model, continue to focus on operational excellence, and supplement our organic growth with opportunistic strategic investments.

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

As of June 30, 2011, we operated 31 manufacturing facilities outside of the United States in Argentina, Belgium, Brazil, Canada, China, Finland, France, Italy, Mexico, the Netherlands, Poland, Spain, Turkey, the United Kingdom and Venezuela. Over the past few years, we have expanded our international operations with the addition of three new plants in Brazil and one new plant in each of France, Italy, Mexico and China.

For the six months ended June 30, 2011 and 2010, 64.1% and 72.2% of our net sales, respectively, were generated by our top twenty customers. All of the top twenty customers were under long-term contracts with terms up to ten years and have been doing business with us for over 20 years on average. Prices under these arrangements are typically tied to plastic resin market standards and, therefore, vary with market conditions. In general, the contracts have annually set minimum purchase requirements but do not obligate the customer to purchase any given amount of product from us beyond one year. No customer had sales exceeding 10% of total sales for the six months ended June 30, 2011. Our sales to PepsiCo, Inc., our largest customer, were 10.2% of total sales for the six months ended June 30, 2010. All of these sales were made in North America.

The largest component of our cost of goods sold is resin costs. Based on certain resin industry indices, the following table summarizes average market prices per pound of PET and high-density polyethylene (“HDPE”) resins in the United States during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PET	$1.07	$0.81	$1.04	$0.81
HDPE	$0.95	$0.84	$0.92	$0.84

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

On July 1, 2010, we acquired China Roots Packaging PTE Ltd. (“China Roots”), a plastic container manufacturing company located in Guangzhou, China, for approximately $16 million. China Roots manufactures plastic containers and closures for food, health care, personal care and petrochemical products. Its customers include several global consumer product marketers.

The results of operations for the three and six months ended June 30, 2011, include the results of operations of the Liquid Entities and China Roots. As a result, the results of operations for the three and six months ended June 30, 2011, are not fully comparable to the results of operations for the three and six months ended June 30, 2010, which do not include the results of operations of the Liquid Entities and China Roots. Net sales of the Liquid Entities and China Roots included in our consolidated results of operations totaled $102.6 million and $6.3 million, respectively, for the three months ended June 30, 2011, and $201.2 million and $11.6 million, respectively, for the six months ended June 30, 2011.

Results of Operations

The following tables set forth the major components of our net sales and such net sales expressed as a percentage of total net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(Dollars in millions)
North America	$719.8	87.6%	$573.9	87.9%	$1,383.3	87.7%	$1,078.8	87.1%
Europe	64.6	7.9	54.5	8.4	123.6	7.8	112.8	9.1
South America	29.3	3.6	24.4	3.7	57.9	3.7	46.8	3.8
Asia	7.5	0.9	—	—	12.9	0.8	—	—

Total Net Sales	$821.2	100.0%	$652.8	100.0%	$1,577.7	100.0%	$1,238.4	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(Dollars in millions)
Food and Beverage	$560.1	68.2%	$407.8	62.5%	$1,047.8	66.4%	$769.8	62.1%
Household	131.4	16.0	111.1	17.0	269.9	17.1	218.0	17.6
Personal Care/Specialty	43.5	5.3	40.9	6.3	85.1	5.4	82.5	6.7
Automotive Lubricants	86.2	10.5	93.0	14.2	174.9	11.1	168.1	13.6

Total Net Sales	$821.2	100.0%	$652.8	100.0%	$1,577.7	100.0%	$1,238.4	100.0%

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Three Months Ended June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$821.2	$652.8	$168.4	25.8%
Cost of goods sold	696.9	532.2	164.7	30.9

Gross profit (1)	124.3	120.6	3.7	3.1
% of net sales (2)	15.1%	18.5%
Selling, general and administrative expenses (1)	26.1	27.9	(1.8)	(6.5)
% of net sales (2)	3.2%	4.3%
Asset impairment charges	1.4	0.6	0.8	>100.0
Net (gain) loss on disposal of property, plant and equipment	(0.8)	0.8	(1.6)	>(100.0)

Operating income	97.6	91.3	6.3	6.9
% of net sales (2)	11.9%	14.0%
Interest expense	53.3	41.9	11.4	27.2
Interest income	(0.5)	(0.2)	(0.3)	>(100.0)
Other expense, net	0.2	0.4	(0.2)	(50.0)
Income tax provision	11.0	2.7	8.3	>100.0

Net income	$33.6	$46.5	$(12.9)	(27.7)%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.81 to $1.07 and the average market price per pound of HDPE in the U.S. increased from $0.84 to $0.95.

Net sales for the Liquid Entities and China Roots contributed $102.6 million and $6.3 million, respectively, to the increase. The favorable impact of exchange rates increased net sales by $13.5 million. The remaining $46.0 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 8.2%.

On an operating segment basis, net sales for the three months ended June 30, 2011, in North America increased $145.9 million, or 25.4%, from the three months ended June 30, 2010. The favorable impact of exchange rates increased net sales by $4.1 million. The remaining $141.8 million increase was largely driven by the net sales of the Liquid Entities of $102.6 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and personal care/specialty product categories contributed $139.2 million, $16.4 million and $1.0 million, respectively, to the increase, while the automotive lubricants product category decreased by $10.7 million. Container units sold in North America increased in the food and beverage and household product categories by 15.8% and 29.3%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 7.3% and 10.0%, respectively.

Net sales for the three months ended June 30, 2011, in Europe increased $10.1 million, or 18.5%, from the three months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs and the favorable impact of exchange rates of $6.9 million, partially offset by lower unit volume.

Net sales for the three months ended June 30, 2011, in South America increased $4.9 million, or 20.1%, from the three months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs, the favorable impact of exchange rates of $2.5 million and price increases, partially offset by lower unit volume.

Net sales for the three months ended June 30, 2011, in our Asian operations were $7.5 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the three months ended June 30, 2011, increased in North America by $4.3 million, increased in Europe by $0.2 million, decreased in South America by $1.3 million and increased in Asia by $0.5 million, when compared to the three months ended June 30, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots. The remaining decrease was due to net price reductions and a slight decrease in unit volumes in the legacy business, offset by productivity improvements. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The decrease was primarily due to a decrease in incentive compensation, partially offset by additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions and other additional selling, general and administrative expenses of the 2010 acquisitions.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the three months ended June 30, 2011, we identified indicators of possible impairment of certain assets in Belgium, Brazil, Mexico and the United States, and in the three months ended June 30, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $1.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap agreements of $2.5 million.

Other Expense, Net. Other expense, net predominantly included net foreign exchange gains and losses for the three months ended June 30, 2011 and 2010, as well as additional contingent consideration for the purchase of China Roots of $0.7 million for the three months ended June 30, 2011.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the three months ended June 30, 2011, causing an increase in income tax expense over the three months ended June 30, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries, changes in income taxes withheld on foreign-sourced income, and changes in unrecognized tax benefits of foreign subsidiaries.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

The following table sets forth the summary of the condensed consolidated statements of income and related percentage changes for the periods indicated:

	Six Months Ended June 30,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in millions)
Net sales	$1,577.7	$1,238.4	$339.3	27.4%
Cost of goods sold	1,338.3	1,015.5	322.8	31.8

Gross profit (1)	239.4	222.9	16.5	7.4
% of net sales (2)	15.2%	18.0%
Selling, general and administrative expenses (1)	65.1	95.4	(30.3)	(31.8)
% of net sales (2)	4.1%	7.7%
Asset impairment charges	2.5	2.8	(0.3)	(10.7)
Net (gain) loss on disposal of property, plant and equipment	(0.1)	1.0	(1.1)	>(100.0)

Operating income	171.9	123.7	48.2	39.0
% of net sales (2)	10.9%	10.0%
Interest expense	106.2	87.3	18.9	21.6
Interest income	(0.7)	(0.3)	(0.4)	>(100.0)
Net loss on debt extinguishment	—	2.7	(2.7)	(100.0)
Other (income) expense, net	(0.4)	3.2	(3.6)	>(100.0)
Income tax provision	18.5	5.1	13.4	>100.0

Net income	$48.3 $	25.7	$22.6	87.9%

(1)	Amounts for gross profit and selling, general and administrative expenses may not be comparable to those of other companies, as the costs that we include in these line items may differ from the costs that other companies include. For a discussion of the types of costs included in each line item, see Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	As resin prices can fluctuate significantly, we believe that our gross profit, as well as certain expense items, should not be analyzed solely on a percentage of net sales basis. Fluctuations in crude oil and natural gas prices can cause significant fluctuations in resin prices, as can refining capacity and the demand for other petroleum-based products.

Net Sales. The increase in net sales was partially due to an increase in resin costs, which are passed through to customers. The average market price per pound of PET in the U.S. increased from $0.81 to $1.04 and the average market price per pound of HDPE in the U.S. increased from $0.84 to $0.92.

Net sales for the Liquid Entities and China Roots contributed $201.2 million and $11.6 million, respectively, to the increase. Excluding the Liquid Entities and China Roots, higher unit volume increased net sales by approximately $26.9 million and the favorable impact of exchange rates increased net sales by $17.2 million. The remaining $82.4 million increase was driven primarily by higher resin costs as described above, partially offset by net price reductions both from operational cost savings shared with our customers and in response to competitive pressure. Container units sold increased 10.4%.

On an operating segment basis, net sales for the six months ended June 30, 2011, in North America increased $304.5 million, or 28.2%, from the six months ended June 30, 2010. Excluding the Liquid Entities, higher unit volume increased net sales by approximately $31.3 million and the favorable impact of exchange rates increased net sales by $6.9 million. The remaining $266.3 million increase was largely driven by the net sales of the Liquid Entities of $201.2 million and higher resin costs, partially offset by net price reductions. North American net sales in the food and beverage, household and personal care/specialty product categories contributed $259.6 million, $45.5 million and $0.6 million, respectively, to the increase, while the automotive lubricants product category decreased by $1.2 million. Container units sold in North America increased in the food and beverage and household product categories by 18.8% and 28.1%, respectively, and decreased in the personal care/specialty and automotive lubricants product categories by 8.8% and 6.1%, respectively.

Net sales for the six months ended June 30, 2011, in Europe increased $10.8 million, or 9.6%, from the six months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs and the favorable impact of exchange rates of $6.4 million, partially offset by lower unit volume.

Net sales for the six months ended June 30, 2011, in South America increased $11.1 million, or 23.7%, from the six months ended June 30, 2010. The increase in net sales was primarily due to higher resin costs, the favorable impact of exchange rates of $3.9 million and price increases, partially offset by lower unit volume.

Net sales for the six months ended June 30, 2011, in our Asian operations were $12.9 million. We began accounting for our new Asian operations as a new operating segment as of July 1, 2010, with the acquisition of China Roots.

Gross Profit. Gross profit for the six months ended June 30, 2011, increased in North America by $20.0 million, remained the same in Europe, decreased in South America by $4.4 million and increased in Asia by $0.9 million, when compared to the six months ended June 30, 2010. The increase was primarily due to the acquisitions of the Liquid Entities and China Roots, increased unit volume in the legacy business and productivity improvements, offset by net price reductions. The gross profit percentage decreased, in part, as the higher resin costs, which are passed on to customers, inflate sales and thus decrease the gross profit percentage. The decrease was also due to the additional depreciation and amortization on the step-up on the assets of the 2010 acquisitions.

Selling, General and Administrative Expenses. The decrease was primarily due to a one-time fee for the six months ended June 30, 2010, of $35.0 million to affiliates of Blackstone and the Graham Family to terminate the Monitoring Agreement, bonuses paid in connection with the initial public offering (“IPO”) of Graham Packaging Company Inc. (“GPC”) of $3.5 million for the six months ended June 30, 2010, IPO-related costs for the six months ended June 30, 2010, and a decrease in incentive compensation. These decreases were offset by additional amortization expense on the intangible assets received in conjunction with the 2010 acquisitions of $4.8 million, other additional selling, general and administrative expenses of the 2010 acquisitions and an increase in expenses related to the integration of the Liquid Entities.

Asset Impairment Charges. We continually review our assets for indicators of possible impairment. In the six months ended June 30, 2011, we identified indicators of possible impairment of certain assets in Belgium, Brazil, France, Mexico, Poland, Spain and the United States, and in the six months ended June 30, 2010, we identified indicators of possible impairment of certain assets in Brazil, Mexico, the United Kingdom and the United States. As a result, we evaluated the recoverability of these assets and determined that the undiscounted future cash flows were below the carrying value of these long-lived assets. Additionally, management had no plans to redeploy the majority of these assets. Accordingly, we adjusted the carrying value of these long-lived assets to their estimated fair value in accordance with the guidance under ASC 360-10-35-15, “Subsequent Measurement—Impairment or Disposal of Long-Lived Assets,” resulting in impairment charges of $2.5 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.

Interest Expense. The increase was primarily due to higher average debt levels resulting from the additional borrowings to finance the Liquid Acquisition and an increase in the effective interest rate on a portion of our term loans that were extended in conjunction with these additional borrowings, partially offset by the discontinuance of hedge accounting for our interest rate swap and collar agreements of $6.9 million.

Net Loss on Debt Extinguishment. We made principal payments against our senior secured credit agreement (the “Credit Agreement”) of $114.2 million in February 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with its IPO and of $14.7 million in March 2010 using the contributions we received from GPC in exchange for limited partnership units in connection with the sale of additional shares of GPC following its IPO and for an excess cash flow payment of $62.5 million due for the year ended December 31, 2009, paid in March 2010. These principal payments resulted in a write-off of unamortized debt issuance fees and unamortized discount in 2010 in the amount of $2.7 million. No similar payments were made in the six months ended June 30, 2011.

Other (Income) Expense, Net. Other (income) expense, net predominantly included net foreign exchange gains and losses for the six months ended June 30, 2011 and 2010, as well as additional contingent consideration for the purchase of China Roots of $0.7 million for the six months ended June 30, 2011. Other expense, net for the six months ended June 30, 2010, included a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar.

Income Tax Provision. We released a significant portion of our valuation allowances related to deferred tax assets of various U.S. subsidiaries in 2010. Therefore, there was no valuation allowance release to offset income tax expense on current earnings for the six months ended June 30, 2011, causing an increase in income tax expense over the six months ended June 30, 2010. Additionally, the income tax provision increased due to improved profitability in several of our foreign taxpaying subsidiaries, changes in income taxes withheld on foreign-sourced income, and changes in unrecognized tax benefits of foreign subsidiaries.

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

We manage foreign currency exposures (primarily to the euro, Canadian dollar, Polish zloty, Brazilian real, pound sterling and certain non-U.S. subsidiaries’ purchases of raw materials and/or sales of products in U.S. dollars) at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in our judgment. Foreign currency exchange contracts which hedge defined exposures generally mature within twelve months. We do not generally hedge our exposure to translation gains or losses on our non-U.S. net assets. There were foreign currency exchange contracts of $3.8 million and $2.2 million outstanding as of June 30, 2011, and December 31, 2010, respectively. Included in other expense (income), net were foreign exchange gains of $0.4 million and foreign exchange losses of $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and foreign exchange gains of $1.1 million and foreign exchange losses of $3.2 million, including a loss of $2.5 million related to the application of hyper-inflationary accounting for our Venezuelan subsidiary and the devaluation of the Venezuelan bolivar, for the six months ended June 30, 2011 and 2010, respectively. Net sales for our Venezuelan subsidiary were $3.9 million for the six months ended June 30, 2011.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of foreign financial statements are recorded as a separate component of partners’ capital (deficit) under the caption “accumulated other comprehensive income (loss).” Exchange rate fluctuations increased comprehensive income by $5.2 million and decreased comprehensive income by $22.8 million for the three months ended June 30, 2011 and 2010, respectively, and increased comprehensive income by $20.5 million and decreased comprehensive income by $24.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011, and December 31, 2010, we had foreign currency exchange contracts outstanding for the purchase of pound sterling, euros and zloty in an aggregate amount of $3.8 million and pound sterling and U.S. dollars in an aggregate amount of $2.2 million, respectively. These foreign currency exchange contracts are accounted for as cash flow hedges and are highly effective as defined by ASC 815, “Derivatives and Hedging.”

Liquidity and Capital Resources

In the six months ended June 30, 2011, we generated $137.6 million of cash flow from operations and $6.4 million of proceeds from the issuance of ownership interests, and funded $78.6 million of investing activities and $57.8 million of other financing activities, resulting in a net source of cash of $9.1 million. The cash generated from operating activities came primarily from our net income adjusted for non-cash items, partially offset by an increase in working capital.

The increase in working capital, excluding cash and the current portion of long-term debt, was primarily due to an increase in accounts receivable, due primarily to higher resin costs and higher sales, and an increase in inventories, due primarily to the higher resin costs, partially offset by an increase in accounts payable, due primarily to the higher resin costs and the timing of payments, and an increase in accrued interest.

Cash paid for property, plant and equipment for the six months ended June 30, 2011, was $80.6 million. Our largest capital spending in the first six months of 2011 included the installation of a new bottle line for a large beverage customer in Mexico, building modifications and equipment relocation for a new onsite facility at a large food customer in Pennsylvania, and the installation of new bottle lines to support business expansion with a large Household customer in Pennsylvania.

Cash used in financing activities for the six months ended June 30, 2011, included the paydown of the Term Loans (as defined herein) of $9.8 million.

As of June 30, 2011, our Credit Agreement, as amended, consisted of a senior secured term loan of $1,016.4 million ($1,027.6 million aggregate outstanding principal amount less $11.2 million unamortized discount) due April 5, 2014 (“Term Loan C”) and a senior secured term loan of $910.1 million ($906.2 million aggregate outstanding principal amount plus $3.9 million unamortized premium) (“Term Loan D” and, together with the Term Loan C, the “Term Loans”), to the Operating Company and GPC Capital Corp. I (“CapCo I”), and a $124.8 million senior secured revolving credit facility (the “Revolver”) that will expire on October 1, 2013, and with availability of $109.1 million (as reduced by $15.7 million of outstanding letters of credit). The Term Loan D will mature on the earliest of (i) September 23, 2016, (ii) the date that is 91 days prior to the maturity of our 8.25% senior notes due January 2017 if such senior notes have not been repaid or refinanced in full by such date or (iii) the date that is 91 days prior to the maturity of our 9.875% senior subordinated notes due October 2014 if such senior notes have not been repaid or refinanced in full by such date. The obligations of the Operating Company and CapCo I under the Credit Agreement are guaranteed by Holdings and certain domestic subsidiaries of the Operating Company. The Term Loans are payable in quarterly installments and require payments of $9.8 million in the remainder of 2011, $19.6 million in 2012, $19.7 million in 2013, $1,010.5 million in 2014, $9.1 million in 2015 and $865.1 million thereafter (disregarding any further mandatory or voluntary prepayments that may reduce such scheduled amortization payments).

On May 28, 2009, the Credit Agreement was also amended such that we may not permit our senior secured net debt to covenant compliance EBITDA (as defined below) ratio to exceed (a) 5.50x on the last day of any fiscal quarter ending on or before December 31, 2011; (b) 5.25x on the last day of any fiscal quarter ending on or after January 1, 2012, and ending on or before December 31, 2012; and (c) 5.00x on the last day of any fiscal quarter thereafter. As of June 30, 2011, we were in compliance with all covenants in the Credit Agreement.

We expect to fund scheduled debt repayments in 2011 with cash flow from operations. Substantially all unused lines of credit have no major restrictions and are provided under notes between us and the respective lending institutions.

As of June 30, 2011, and December 31, 2010, we had outstanding $250.0 million aggregate principal amount of 8.25% senior unsecured notes due 2018 (“Senior Notes due 2018”), $253.4 million aggregate principal amount of 8.25% senior unsecured notes due 2017 (“Senior Notes due 2017” and, together with the Senior Notes due 2018, the “Senior Notes”) and $375.0 million aggregate principal amount of 9.875% senior subordinated notes due 2014 (“Senior Subordinated Notes” and, together with the Senior Notes due 2018 and the Senior Notes due 2017, the “Notes”) co-issued by the Operating Company and CapCo I. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and certain domestic subsidiaries of the Operating Company and mature on October 7, 2014 (Senior Subordinated Notes), January 1, 2017 (Senior Notes due 2017), and October 1, 2018 (Senior Notes due 2018). Interest on the Senior Subordinated Notes is payable semi-annually at 9.875% per annum and interest on the Senior Notes due 2017 and the Senior Notes due 2018 is payable semi-annually at 8.25% per annum.

As of June 30, 2011, our total indebtedness was $2,822.6 million, net of $9.9 million unamortized net discount, and our indebtedness net of cash was $2,660.5 million.

The Credit Agreement and the indentures governing the Notes contain a number of significant covenants. We believe that these covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. Covenant compliance EBITDA (as defined below) is used to determine our compliance with certain of these covenants. Any breach of covenants in the Credit Agreement (including those that are tied to financial ratios based on covenant compliance EBITDA) could result in a default under the Credit Agreement and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indentures. Additionally, these covenants restrict our and our subsidiaries’ ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities. Under the Credit Agreement, we are required to satisfy specified financial ratios and tests. The Credit Agreement also requires that up to 50% of excess cash flow (as defined in the Credit Agreement) be applied on an annual basis to pay down the Term Loans. As of June 30, 2011, we were in compliance with the financial ratios and tests specified in the Credit Agreement.

The Credit Agreement defines covenant compliance EBITDA as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude non-recurring items, non-cash items and other adjustments required in calculating covenant compliance under the Credit Agreement and the indentures, as shown in the table below. Covenant compliance EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement and the indentures. Because not all companies use identical calculations, these presentations of covenant compliance EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to covenant compliance EBITDA is as follows:

Reconciliation of net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		Four Quarters Ended June 30, 2011
	2011	2010	2011	2010
	(In millions)
Net income	$33.6	$46.5	$48.3	$25.7	$104.4
Interest income	(0.5)	(0.2)	(0.7)	(0.3)	(1.0)
Interest expense	53.3	41.9	106.2	87.3	204.5
Income tax provision (benefit)	11.0	2.7	18.6	5.1	(51.4)
Depreciation and amortization	51.7	39.1	104.7	77.6	198.1

EBITDA	$149.1	$130.0	$277.1	$195.4	$454.6

Reconciliation of EBITDA to covenant compliance EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		Four Quarters Ended June 30, 2011
	2011	2010	2011	2010
			(In millions)
EBITDA	$149.1	$130.0	$277.1	$195.4	$454.6
Asset impairment charges	1.4	0.6	2.5	2.8	9.3
Other non-cash charges (a)	(0.6)	1.2	0.3	1.7	3.6
Fees related to monitoring agreements (b)	0.2	0.2	0.5	0.9	1.0
Net loss on debt extinguishment	—	—	—	2.7	28.5
Write-off of amounts in accumulated other comprehensive income related to interest rate swaps	—	—	—	—	7.0
Contract termination fee and IPO-related expenses (c)	—	0.4	—	39.4	0.2
Acquisition and integration expenses (d)	1.1	0.7	3.3	0.9	22.7
Venezuelan hyper-inflationary accounting	—	(0.3)	(0.1)	2.5	(0.3)
Reorganization and other costs (e)	3.6	1.2	6.9	3.2	19.4
Project startup costs (f)	3.6	3.4	6.1	5.8	11.8

Covenant compliance EBITDA	$158.4	$137.4	$296.6	$255.3	$557.8

(a)	Represents the net (gain) loss on disposal of fixed assets, stock-based compensation expense and equity income from unconsolidated subsidiaries.
(b)	Represents management fees paid to Blackstone a limited partner of Holdings.
(c)	Represents costs related to the termination of the Monitoring Agreement between the Company, Blackstone and the Graham Family, IPO bonus payments and other IPO-related costs.
(d)	Represents costs related to the acquisition and integration of the Liquid Entities, China Roots and other entities.
(e)	Represents costs recorded in the second half of 2010 related to a settlement to OnTech Operations, Inc. for claims against us, plant closures, employee severance and other costs defined in the Credit Agreement.
(f)	Represents costs associated with startups of manufacturing lines to produce new products.

Under applicable debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on covenant compliance EBITDA. The Credit Agreement requires that we maintain a senior secured net debt to covenant compliance EBITDA ratio at a maximum of 5.5x for the most recent four-quarter period. For the four quarters ended June 30, 2011, the Operating Company’s covenant compliance EBITDA was $557.8 million and the senior secured net debt to covenant compliance EBITDA ratio was 3.2x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement. Given the level of senior secured debt as of June 30, 2011, the Operating Company’s covenant compliance EBITDA could have fallen by $232.0 million to $325.8 million for the four quarters ended June 30, 2011, and we still would have been in compliance with the covenants in the Credit Agreement. The ability of the Operating Company to incur additional debt and make certain restricted payments under its Notes is tied to a minimum covenant compliance EBITDA to fixed charges (primarily cash interest expense) ratio of 2.0x, except that the Operating Company may incur certain debt and make certain restricted payments without regard to the ratio, including, but not limited to, exceptions permitting $2.2 billion under the Credit Agreement and investments equal to 7.5% of the Operating Company’s total assets. The covenant compliance EBITDA to fixed charges ratio was 2.6x, excluding any adjustment to include pro forma EBITDA of the acquired companies as permitted by the Credit Agreement, for the four quarters ended June 30, 2011.

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

In the event that a party acquires beneficial ownership representing voting power in Holdings greater than the voting power represented by the interests beneficially owned by Blackstone through shares of common stock of GPC, such as the contemplated merger of GPC with a subsidiary of Reynolds (as further described in “—Proposed Merger”), an event of default under the Credit Agreement will be triggered. Upon the occurrence of an event of default under the Credit Agreement, the lenders will not be required to lend any additional amounts or could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, which could result in an event of default under our other debt instruments. If we were unable to repay those amounts, the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the Credit Agreement and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Under the indentures governing the Notes, upon the occurrence of specific kinds of change of control events, such as the contemplated merger of GPC with a subsidiary of Reynolds (as further described in “—Proposed Merger”), we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless such Notes have been previously called for redemption. As further described in “—Subsequent Events,” on July 7, 2011, we commenced tender offers for any and all of the Notes and solicited consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes, including with respect to the requirement to make a change of control offer for the Notes. On July 19, 2011, we announced that we had received the requisite consents from holders of the Senior Subordinated Notes to adopt the proposed amendments and accordingly, if the Merger (as defined herein) is completed, we will not be required to offer to repurchase the outstanding Senior Subordinated Notes as a result of the Merger; however, we have not received the requisite consents for the Senior Notes and therefore would be required to make a change of control offer for the Senior Notes upon the completion of the Merger, which would be funded by Reynolds. The issuers’ failure to repurchase the Notes upon a change of control would cause a default under the applicable indenture and a cross default under the senior secured credit facilities and the other indentures.

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

Income Tax Receivable Agreements

In connection with the IPO, GPC entered into Income Tax Receivable Agreements (“ITRs”) which will obligate it to make payments to its pre-IPO stockholders (including Blackstone) and the Graham Family in an amount equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that GPC actually realizes (or is deemed to realize in the case of an early termination or change in control as further described in the ITRs) as a result of (i) the utilization of GPC’s net operating losses attributable to periods prior to the IPO, (ii) any increase to the tax basis of the assets of Holdings relating to GPC’s 1998 acquisition of 85% of Holdings and current and future exchanges of limited partnership units by the Graham Family pursuant to the Exchange Agreement, and (iii) other tax benefits related to GPC’s entering into the ITRs, including tax benefits attributable to payments under the ITRs. As of June 30, 2011, the value of the ITRs obligations was $24.0 million. Because GPC is a holding company with no operations of its own, its ability to make payments under the ITRs is dependent on our ability to make future distributions. No payments have been made under the ITRs since their inception.

At the closing of the Merger (as defined herein), the surviving corporation will be required to make a cash payment of $245 million to GPC’s pre-IPO stockholders (e.g. Blackstone, management and other stockholders) and the Graham Family pursuant to change in control provisions in the ITRs.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into agreements with an unrelated third-party for the financing of specific accounts receivable of certain foreign subsidiaries. The financing of accounts receivable under these agreements is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sale of Financial Assets.” Under the terms of the financing agreements, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the accounts receivable less a discount. The discount is recorded on the consolidated statement of operations in the period of the sale. The eligible receivables financed pursuant to this factoring agreement are excluded from accounts receivable on the consolidated balance sheet and are reflected as cash provided by operating activities on the consolidated statement of cash flows, while non-eligible receivables remain on the balance sheet with a corresponding liability established when those receivables are financed. We do not continue to service, administer and collect the eligible receivables under this program. The third-party purchaser has no recourse to us for failure of debtors constituting eligible receivables to pay when due. We maintain insurance on behalf of the third-party purchaser to cover any losses due to the failure of debtors constituting eligible receivables to pay when due. At June 30, 2011, and December 31, 2010, we had sold $25.3 million and $18.4 million of eligible accounts receivable, respectively, which represent the face amounts of total outstanding receivables at those dates.

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

Proposed Merger

On June 17, 2011, GPC, Reynolds and Bucephalas Acquisition Corp., an indirect wholly-owned subsidiary of Reynolds (“Merger Sub”), entered into an Agreement and Plan of Merger and an amendment thereto (as amended, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GPC, with GPC continuing as the surviving corporation and an indirect wholly-owned subsidiary of Reynolds (the “Merger”). Prior to entering into the Merger Agreement, GPC terminated the previously announced merger agreement (the “Prior Merger Agreement”) with Silgan Holdings Inc. (“Silgan”). In accordance with the terms of the Prior Merger Agreement, GPC paid a $39.5 million termination fee to Silgan.

As a result of the Merger, each outstanding share of GPC’s common stock, other than shares owned by Reynolds or GPC (which will be cancelled) and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $25.50 in cash, without interest. In addition, immediately prior to or contemporaneously with the effective time of the Merger, Holdings will engage in a merger that will result in the equity holders of Holdings (other than GPC) receiving the same cash consideration as is payable in the Merger. Also, pursuant to the terms of GPC’s equity incentive plans and corresponding award agreements with its officers and directors, upon the completion of the Merger, all stock options that vest based solely on the passage of time and continued employment and all stock options that vest upon attainment of certain performance goals will become fully vested if the optionholder remains employed by us until the effective time of the Merger. At the effective time of the Merger, all such options will be cancelled and converted into the right of the holder to receive an amount in cash, without interest and less any applicable withholding tax, equal to the product of the total number of shares (or share equivalents) of GPC’s common stock multiplied by the excess, if any, of $25.50 over the exercise price per share (or share equivalent) subject to such option.

At the closing of the Merger, Reynolds is required to pay, or cause to be paid, a cash payment of $245 million pursuant to contractual change in control provisions in the ITRs. In addition, GPC is required to, or will, make certain change of control payments to management under compensation plan agreements and employment contracts. These include transaction bonuses, payments under long-term compensation plans, payments in lieu of 2011 equity grants and excise tax gross-ups of certain officers as required in their employment agreements. These payments are contingent on the completion of the Merger.

The consummation of the Merger was subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which waiting period expired on July 25, 2011) and the receipt of certain foreign antitrust approvals and other customary closing conditions. Blackstone, which owned approximately 60% of the outstanding shares of GPC’s common stock on June 17, 2011, executed a written consent on that date to approve the transaction, thereby providing the required stockholder approval for the Merger. No further action is required to approve the Merger by the stockholders of GPC or by the stockholders of Reynolds. Prior to the amendment to the Merger Agreement, the Merger Agreement provided Reynolds with the right to terminate the Merger Agreement if Blackstone did not execute and deliver a written consent to approve the transaction within 3 days of execution of the Merger Agreement. Under the terms of the amendment to the Merger Agreement, the merger consideration was increased from $25.00 to $25.50 in cash per share of GPC’s common stock, in consideration for GPC’s agreement to a material shortening of the deadline for delivery of Blackstone’s written consent approving the Merger.

In connection with the proposed Merger, GPC filed a definitive information statement for its stockholders with the Securities and Exchange Commission (“SEC”), and mailed the definitive information statement to its stockholders and may file other documents regarding the proposed transaction with the SEC as well. GPC urges investors and stockholders to read the definitive information statement, as well as other documents filed with the SEC, because they will contain important information. Investors and stockholders can obtain, without charge, a copy of the definitive information statement and other documents at the SEC’s web site, http://www.sec.gov, or from GPC by directing a request by mail or telephone to Graham Packaging Company Inc. at 2401 Pleasant Valley Road, York, PA 17402, Attention: Investor Relations, (717) 771-3220.

Subsequent Events

Tender Offer and Consent Solicitations

On July 7, 2011, we announced that the Operating Company and CapCo I (collectively, the “Issuers”) commenced tender offers for any and all of their Notes outstanding and solicitation of consents of holders of each series of Notes to make certain amendments to the indentures governing the Notes. The Issuers established 5:00 p.m., New York City time, July 6, 2011, as the record date for the consent solicitations.

The purpose of the tender offers and consent solicitations is to collectively offer holders of Notes an opportunity to receive consideration that represents a premium to the consideration that they would receive if they were to require the Issuers to purchase their Notes in a change of control offer (as defined in the applicable indentures) resulting from GPC’s pending Merger with Reynolds, assuming a 30-day notice period following the change of control, and to provide Reynolds and its affiliates with “Permitted Holder” status under the indentures governing the Notes that is substantially similar to the status that they would have if a change of control offer were consummated, as more fully described in the Offer to Purchase and Consent Solicitation Statement, dated July 6, 2011 (the “Statement”). In the event that the proposed amendments are adopted with respect to a series of Notes, the

Issuers will not be required to make a change of control offer for the untendered Notes of that series of Notes in connection with the Merger or with respect to the ownership of GPC and its subsidiaries by Reynolds and its affiliates.

The tender offers and consent solicitations were requested by Reynolds and are being conducted in connection with the Merger. The tender offers and consent solicitations are conditioned on consummation of the Merger, which is itself subject to customary closing conditions, including foreign regulatory approvals. In addition, the tender offers and consent solicitations are conditioned on the receipt of requisite consents to approve the proposed amendments (with respect to each series of Notes, consents in respect of at least a majority in principal amount of the then outstanding Notes issued under the applicable indenture) and the general conditions set forth in the Statement.

Under the terms of the tender offers and consent solicitations, a holder of Notes is entitled to receive an amount paid in cash equal to $1,020 per $1,000 principal amount of each series of Notes, plus accrued and unpaid interest from the last applicable interest payment date to, but not including, the date of settlement (which the Issuers intend to coincide with the closing of the Merger), only if (i) such Notes were held by such holder as of the record date for the consent solicitations and (ii) such holder validly tendered such Notes and validly delivered consents with respect to such Notes prior to 5:00 p.m., New York City time, on July 19, 2011 (the “Early Tender/Consent Deadline”) (without validly withdrawing such Notes or revoking such consents). The total consideration included (i) an early tender premium of $10 per $1,000 principal amount of Notes, payable to holders who tendered their Notes and (ii) a consent fee of $15 per $1,000 principal amount of Notes, payable only to holders of Notes as of the record date who delivered their consents with respect to Notes held as of the record date, in each case, prior to the Early Tender/Consent Deadline and without validly withdrawing such Notes or revoking such consents.

Holders who validly tender their Notes after the Early Tender/Consent Deadline (and do not validly withdraw such Notes) will receive $995 per $1,000 principal amount of Notes tendered, plus accrued and unpaid interest to, but not including, the date of settlement.

The withdrawal deadline for the tender of Notes was 5:00 p.m., New York City time, on July 19, 2011, unless extended or earlier terminated. The tender offers were initially scheduled to expire at 8:00 a.m., New York City time, on August 4, 2011, unless extended or earlier terminated. On August 4, 2011, the Issuers extended the expiration time of the tender offer for their Senior Subordinated Notes to 5:00 p.m., New York City time, on August 19, 2011, unless further extended or earlier terminated. The Issuers intend for the date of settlement to coincide with the closing of the Merger. Consequently, the Issuers may extend the expiration time and the final acceptance date for tenders as necessary for this to occur. Subject to the satisfaction or waiver of the conditions to the Merger, the Merger is currently expected to close in the third calendar quarter of this year.

Deliveries of consents with respect to any series of Notes may be validly revoked prior to the time that holders of at least a majority in principal amount of such series of Notes deliver their consents, unless such time is extended. Subject to applicable law, the Issuers reserve the right to terminate or amend in any respect any or all of the tender offers and consent solicitations.

Amendment to Tender Offer and Consent Solicitations

On July 18, 2011, the Issuers amended the terms of the tender offers and consent solicitations for their Senior Notes set forth in the Statement and the related Consent Letter (as defined in the Statement). The amendments:

•	increased the consent fee from $15 to $25 per $1,000 principal amount of Senior Notes for which consents were validly delivered prior to the Early Tender/Consent Deadline;

•

extended the Early Tender/Consent Deadline applicable to the tender offers and consent solicitations for the Senior Notes previously scheduled for 5:00 p.m., New York City time, on July 19, 2011, to 5:00 p.m., New York City time, on July 20, 2011; and

•	decreased a base offer consideration offered to holders of the Senior Notes who validly tender their Senior Notes from $995 to $985 per $1,000 principal amount of Senior Notes tendered.

The total consideration offered for the Senior Notes remained unchanged at $1,020 per $1,000 principal amount of Senior Notes validly tendered, and related consents validly delivered, prior to the Early Tender/Consent Deadline.

The Issuers did not change any of the terms of the tender offer and consent solicitation related to their Senior Subordinated Notes.

On July 19, 2011, we announced that the Issuers received the Requisite Consents (as defined in the Statement) from holders of the Senior Subordinated Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes. The Issuers did not receive the Requisite Consents from holders of the Senior Notes to adopt the proposed amendments that were the subject of the consent solicitation for such Notes.

Acquisition

On July 6, 2011, we completed our acquisition of the assets of Techne - Technipack Engineering Italia S.r.l. for total consideration of €8.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than as set forth below, there have been no material changes in information reported since the year ended December 31, 2010.

Long-Term Debt

Our long-term debt consists of both variable-rate and fixed-rate debt. Our variable-rate debt, including our Credit Agreement, totaled $1,940.8 million (net of $7.3 million unamortized net discount) and $1,951.3 million (net of $8.9 million unamortized net discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $1,954.1 million and $1,977.1 million at June 30, 2011, and December 31, 2010, respectively. Our fixed-rate debt, including $253.4 million of Senior Notes due 2017, $250.0 million of Senior Notes due 2018 and $375.0 million of Senior Subordinated Notes, totaled $881.8 million (net of $2.6 million unamortized discount) and $881.5 million (net of $2.9 million unamortized discount) at June 30, 2011, and December 31, 2010, respectively. The fair value of this long-term debt, including the current portion, was approximately $951.1 million and $915.1 million at June 30, 2011, and December 31, 2010, respectively.

Based on the outstanding amount of our variable-rate indebtedness at June 30, 2011, a one percentage point change in the interest rates for our variable-rate indebtedness would impact interest expense by an aggregate of approximately $0.1 million, excluding the impact of our interest rate swap agreements at June 30, 2011.

Derivatives

The following table presents information for our interest rate swap agreements and foreign currency exchange contracts. The notional amounts do not necessarily represent amounts exchanged by the parties, and therefore are not direct measures of our exposure to credit risk. The fair values approximate the costs to settle the outstanding contracts.

	June 30, 2011	December 31, 2010
	(In thousands)
Interest rate swap agreements:
Notional amount	$350,000	$350,000
Fair value – liability	(1,310)	(7,813)
Foreign currency exchange contracts:
Notional amount	3,825	2,222
Fair value – asset (liability)	57	(9)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On September 23, 2010, we completed the acquisition of the Liquid Entities. We are in the process of incorporating the Liquid Entities’ internal controls into our control structure. We consider the ongoing integration of the Liquid Entities a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2011

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

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 12, 2011, between Graham Packaging Company Inc. and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

2.2	Agreement and Plan of Merger, dated as of April 12, 2011, among Graham Packaging Company Inc., Graham Packaging Holdings Company and BCP/Graham Holdings L.L.C. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on April 15, 2011 (File No. 333-53603-03)).

2.3	Agreement and Plan of Merger, dated as of June 17, 2011, among Reynolds Group Holdings Limited, Bucephalas Acquisition Corp. and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

2.4	Amendment to the Agreement and Plan of Merger, dated as of June 17, 2011, among Reynolds Group Holdings Limited, Bucephalas Acquisition Corp. and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

2.5	Agreement and Plan of Merger, dated as of June 17, 2011, among Graham Packaging Company Inc., Graham Packaging Holdings Company and BCP/Graham Holdings L.L.C. (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on June 22, 2011 (File No. 333-53603-03)).

2.6	Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2011, among Graham Packaging Company Inc., Graham Packaging Holdings Company, BCP/Graham Holdings L.L.C. and GPC Merger LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Graham Packaging Holdings Company on July 19, 2011 (File No. 333-53603-03)).

2.7	Agreement, dated as of April 9, 2011, among Blackstone Capital Partners III Merchant Banking Fund L.P., Graham Packaging Company Inc., Graham Packaging Holdings Company, BCP/Graham Holdings L.L.C., Donald C. Graham, on behalf of himself and his affiliates, and the other entities party thereto (incorporated herein by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q filed by Graham Packaging Company Inc. on August 12, 2011 (File No. 001-34621)).

3.1	Amended and Restated Certificate of Limited Partnership of Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-4/A filed by Graham Packaging Holdings Company on July 13, 1998 (File No. 333-53603-03)).

3.2	Sixth Amended and Restated Agreement of Limited Partnership of Graham Packaging Holdings Company dated as of February 4, 2010 (incorporated herein by reference to Exhibit 10.36 to the Registration Statement on Form S-1/A filed by Graham Packaging Company Inc. on February 5, 2010 (File No. 333-163956)).

10.1	Voting Agreement, dated as of April 12, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., certain of its affiliates and Silgan Holdings Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.2	Voting Agreement, dated as of April 12, 2011, between R. Philip Silver, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

Exhibit Number	Description of Exhibit

10.3	Voting Agreement, dated as of April 12, 2011, between D. Greg Horrigan, certain of his related entities and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on April 14, 2011 (File No. 001-34621)).

10.4	Voting Agreement, dated as of June 17, 2011, between Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P. and Reynolds Group Holdings Limited (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Graham Packaging Company Inc. on June 22, 2011 (File No. 001-34621)).

31.1	Certification required by Rule 15d-14(a).

31.2	Certification required by Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Graham Packaging Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.